Form 10-K
period 2008-12-31
Clearwater Paper Corp
filed 2009-03-18
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-34146

CLEARWATER PAPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3594554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 W. Riverside Avenue, Suite 1100
Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 344-5900

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock ($0.0001 par value per share)	New York Stock Exchange
Series A Participating Preferred Stock Purchase Rights ($0.0001 par value per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

On June 30, 2008, the registrant’s common stock was not publicly traded.

The number of shares of common stock outstanding as of March 5, 2009: 11,354,542 shares of Common Stock, par value of $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed on or about April 7, 2009, with the Commission in connection with the 2009 annual meeting of stockholders are incorporated by reference in Part III hereof.

PART I

Item 1.	Business

GENERAL

Clearwater Paper Corporation is principally engaged in the manufacturing and selling of pulp-based products. We are a leading producer of private label tissue products sold in grocery stores in the United States, and we manufacture and market bleached paperboard for the high-end segment of the packaging industry. We also manufacture and market bleached pulp and wood products, including appearance grade cedar and dimensional framing lumber products.

Our lumber facility was established in Lewiston, Idaho, in 1927. Our businesses were owned directly by Potlatch Corporation, which we refer to in this report as Potlatch, until December 2005, and we were a subsidiary of Potlatch until our spin-off on December 16, 2008. On December 1, 2008, Potlatch’s board of directors approved the distribution of our common stock to Potlatch’s stockholders in a tax-free spin-off, which we refer to in this report as the “spin-off.” On December 16, 2008, Potlatch distributed 100% of the issued and outstanding shares of our common stock to the holders of record of Potlatch common stock as of the close of business on December 9, 2008. Each Potlatch stockholder received one share of our common stock for every 3.5 shares of Potlatch common stock held on the record date.

Unless the context otherwise requires or unless otherwise indicated, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “our company” and “us” refer:

¡	for all periods prior to the spin-off, to the Consumer Products, Pulp and Paperboard and Wood Products businesses separated from Potlatch Corporation in the spin-off; and

¡	for all periods following the spin-off, to Clearwater Paper Corporation.

We are focused on our Consumer Products business that manufactures at-home tissue products, such as facial and bath tissue, paper towels and napkins, which are sold on a private label basis. We are also focused on manufacturing and selling premium bleached paperboard for the high-end segment of the packaging industry, softwood market pulp and slush pulp, which is used as a basis for our paper and tissue products.

We believe that the spin-off of our business from Potlatch provides us with certain opportunities and benefits, including the following:

¡

Business and Management Focus. We expect to be better able to focus our attention and resources on our own distinct core businesses and challenges so that we can pursue the most appropriate long-term growth opportunities and business strategies.

¡

Capital Flexibility. In the future, we plan to invest our available cash flow into the growth of our business, and we will not have to compete with the Potlatch businesses for available capital. In addition, we will be able to allocate capital and tailor our capital structure in a manner that is more closely connected to the cycles, volatility and needs of our particular businesses. Subject to the limitations contained in the tax sharing agreement with Potlatch, we will also have direct access to the public capital markets to allow us to seek financing for our operations and growth.

¡

Employee Incentives. We are able to develop more focused incentive programs to better attract and retain key employees through the use of stock and performance-based incentive plans. These plans are designed to reward employees based on our performance against a more comparable peer group.

¡

Market Recognition. The investment community, including analysts, stockholders and prospective investors, are better able to evaluate our merits and future prospects, thereby enhancing the likelihood that we will receive appropriate market recognition of our performance and potential.

Our businesses are organized into three reportable operating segments, as defined by Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	1

About Segments of an Enterprise and Related Information: Consumer Products; Pulp and Paperboard; and Wood Products. Discussion of each of our segments is included on pages 2-6. Information relating to the amounts of net sales, operating income (loss), depreciation and amortization, identifiable assets and capital expenditures attributable to each of our operating segments for 2006-2008, as well as geographic information regarding our net sales, is included in Note 13 to the financial statements on pages 69-70 of this report.

Interested parties may access our periodic and current reports filed with the Securities and Exchange Commission, or SEC, at no charge, by visiting our website, www.clearwaterpaper.com. In the menu select “Investor Relations,” then select “Financial Information & SEC Filings.” Information on our website is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as amended, including without limitation, statements regarding future revenues, cash flows, energy costs, wood fiber costs, future dividends, manufacturing output, additional corporate overhead and administrative expenses associated with being a stand-alone company, benefit plan funding levels, expected opportunities and benefits associated with our separation from Potlatch, the terms of our agreements with Potlatch and capital expenditures. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in Item 1A of this report, as well as the following:

¡	changes in the United States and international economies;

¡	cyclical industry conditions;

¡	changes in raw material and energy availability and costs;

¡	unanticipated manufacturing disruptions;

¡	the loss of business from any of our three largest Consumer Products segment customers;

¡	changes in freight costs and disruptions in transportation services;

¡	our inability to implement our strategies;

¡	changes in exchange rates between the U.S. dollar and other currencies;

¡	competitive pricing pressures for our products;

¡	our inability to refinance or pay indebtedness;

¡	changes in laws, regulations or industry standards affecting our business;

¡	labor disruptions;

¡	unforeseen environmental liabilities or expenditures; and

¡	weather conditions.

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

CONSUMER PRODUCTS SEGMENT

Our Consumer Products segment manufactures and markets household private label consumer tissue products—household paper towels, napkins, and facial and bathroom tissue—that we believe match the quality of branded products in each category. A description of the facilities used to produce these products is included under Item 2 of this report. In 2008, our Consumer Products segment had net sales of $504.6 million.

Tissue Industry Overview

Our Consumer Products business competes in the consumer segment of the U.S. tissue market. The U.S. tissue market is generally divided into two segments: the at-home or consumer segment, which represents the majority of the U.S. tissue market; and the away-from-home segment, which represents a smaller portion of the U.S. tissue market.

The United States at-home tissue segment consists of bath, towel, facial and napkin products. Each category of products is further distinguished according to quality classifications: ultra, premium, value and economy. As a result of process improvements and consumer demand, the majority of at-home tissue sold in the United States has shifted from value and economy quality to premium or ultra quality.

At-home tissue producers are comprised of companies that manufacture branded and private label tissue products. Branded tissue suppliers manufacture, market and sell tissue products under their own nationally branded labels. Private label tissue producers sell tissue products to retailers who in turn sell the tissue to consumers as the retailers’ private label brand. Some manufacturers sell both branded and private label tissue products.

In the United States, at-home tissue is primarily sold through grocery stores, mass merchants, warehouse clubs, drug stores and dollar stores. Tissue has historically been one of the strongest segments of the paper and forest products industry due to its steady demand growth and the absence of severe supply imbalances that occur in a number of other paper segments. In addition to economic and demographic drivers, tissue demand is affected by product innovations and shifts in distribution channels.

Our Consumer Products Business

We manufacture and sell a complete line of products in each tissue category discussed above, focusing primarily on the ultra and premium quality products in each category. In household paper towels, we produce and sell high-end through-air-dried, or TAD, towels as well as premium and value towels. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. In bathroom tissue, the majority of our sales are high quality two-ply ultra and premium products. In the facial category, we sell an ultra lotion facial tissue as well as a complete line of premium products.

Our tissue products are manufactured on three machines at our facility in Lewiston, Idaho, as well as one machine at our facility in Las Vegas, Nevada. The tissue is then converted into packaged tissue products at three converting facilities in Lewiston, Las Vegas, and Elwood, Illinois. In 2008, approximately 54% of the pulp we used to make our tissue products was obtained from our Lewiston pulp mill. The remaining portion was purchased on the open market and consisted primarily of hardwood pulp, which enhances the quality of certain grades of tissue.

Our conventional paper machines located at our facility in Lewiston produce ultra and premium products. However, these paper machines cannot produce a high-end ultra household towel. In 2004, to meet this demand we invested in a new TAD paper machine at our Las Vegas facility. Since TAD machine production commenced, our ultra household towel sales have steadily grown.

The process of making tissue starts with pulp made from wood chips. The pulp is mixed in a giant blending chest until it reaches a consistency of 96% water and 4% pulp. This mixture is sprayed onto a large rotating porous screen on the paper machine, where the sheet is formed. From this point the sheet travels through numerous pressure rolls to remove excess water and finally over a large heated drum to dry. The dry sheet is wound into parent rolls weighing several tons, which are placed into storage until the paper is converted. During the converting process, the parent rolls are placed on a converting line where the paper is rewound onto a smaller core for bathroom tissue or household towels, or folded for facial tissue or napkins. Once the product is rewound or folded, it goes through a packaging or wrapping process and is placed in a shipping case. This case is placed in storage until it is shipped to the customer.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	3

We are a significant producer of private label household tissue products in the United States. In 2008, we produced approximately 56% of the total private label tissue products sold in grocery stores in the United States. We compete with at least three companies that are much larger than us who sell national brand tissue products, as well as commercial, industrial and private label products. We also compete with other companies that sell regional brand products and commercial, industrial and private label products. Our household tissue products are packaged to order for retail chains, wholesalers and cooperative buying organizations throughout the United States and, to a lesser extent, Canada. These products are sold to consumers under our customers’ own brand names. We sell a majority of our tissue products to three national grocery store chains. Although we believe we have strong long-term relationships with our grocery chain customers and have successfully integrated ourselves within their strategic decision making processes, we do not have long-term supply contracts with any of these national chains. The loss of one or more of these customers could have a material adverse effect upon the operating results of the Consumer Products segment. The average tenure of our top 10 Consumer Products customers in 2008 is over 20 years.

We believe that we are the only U.S. consumer tissue manufacturer that produces solely private label tissue products. Most U.S. tissue producers manufacture both private label and branded products. Branded producers generally manufacture their private label products a quality grade or two below their branded products so as not to impair sales of the branded products. Because we do not produce branded tissue products, we are able to offer products that match the quality of the branded products at lower prices.

We sell private label tissue products through our own sales force primarily to grocery stores. Our principal methods of competing are product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.

We are committed to maintaining a high level of quality for our products that matches the quality of the leading national brands. We utilize independent companies to routinely test our product quality.

PULP AND PAPERBOARD SEGMENT

Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of solid bleach sulfate, or SBS paperboard. This segment also produces softwood market pulp, which is used as the basis for many paper products, and slush pulp, which it supplies to our Consumer Products segment. A description of the facilities used to produce these products is included under Item 2 of this report. In 2008, our Pulp and Paperboard segment had net sales of $737.6 million, which included $65.3 million of intersegment sales to our Consumer Products segment.

Pulp and Paperboard Industry Overview

SBS is a premium paperboard grade that is most frequently used to produce folding cartons, liquid packaging, cups and plates, and commercial printing items. SBS is used to make these products because it is manufactured using virgin fiber produced in a kraft bleaching process, which results in superior stiffness and cleanliness. SBS is often coated with a clay surface, which in many cases provides superior surface printing qualities. SBS can also be coated with a plastic film to provide a moisture barrier for some uses.

Folding Cartons Segment. Folding carton is the largest portion of the SBS segment of the paperboard industry. Within the folding carton segment there are varying qualities of SBS. The high end of the folding carton category in general requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics, DVDs and CDs, and other premium retail goods. On the lower end of the quality spectrum, SBS is used in the packaging of commodity frozen foods, beverages, and baked goods.

Liquid Packaging and Cup Segment. SBS liquid packaging is primarily used in the United States for the packaging of juices. In Japan and other Asian countries, SBS liquid packaging is primarily used for the packaging of milk, juice and other liquid items.

The cup segment of the market consists primarily of cold and hot drink cups and is largely characterized by highly commoditized, lower margin uses that place less emphasis on printability or brightness. Since this segment is mostly commoditized, it tends to attract producers employing a high-volume, low-margin strategy. While we serve demand in this commodity cup segment, we are particularly focused on the high-end portion of the segment that demands good printability.

Commercial Printing Segment. Commercial printing applications use light-weight bleached bristols, which are used to produce postcards, signage, sales literature, and cover stock for publications such as annual reports, among other things. The customers in this segment are accustomed to high-quality paper grades, which possess superior printability and brightness compared to most paperboard grades.

Market Pulp. The majority of the pulp manufactured worldwide is integrated with paper and paperboard production, usually at the same mill. In those cases where a paper mill does not produce its own pulp, it must purchase it on the open market. Market pulp is defined as pulp produced for sale to these customers and it excludes tonnage consumed by the producing mill or shipped to any of its affiliated mills within the same country.

Our Pulp and Paperboard Business

Our Pulp and Paperboard segment operates two facilities, one in Idaho and one in Arkansas. We are a significant producer of bleached paperboard in the United States, where we compete with at least five other domestic pulp and paperboard producers. As of December 31, 2008, we had approximately 12% of the available domestic bleached paperboard capacity.

In general, the process of making paperboard begins by chemically cooking wood chips and sawdust to make pulp. The pulp is bleached to provide a white, bright pulp used to produce paperboard grades, which are formed using our three paperboard machines. Bleached pulp that we sell as market pulp is dried and baled on a pulp drying machine, bypassing the paperboard machines. The various grades of paperboard may be coated with starch and clay, and are wound into rolls for shipment to customers for converting to final end uses. For liquid paperboard packaging, a polyethylene or plastic coating is applied by a separate operation to create a barrier that is water resistant and durable.

Our bleached paperboard is converted by our customers into a variety of end products, including packaging for liquids, food products, pharmaceuticals, toiletries, paper cups and plates, blister packaging and other consumable goods. We also manufacture lightweight bleached bristols. Our overall pulp and paperboard production consists primarily of folding carton and plate, liquid packaging and cup, pulp, and commercial printing applications.

Folding cartons used in pharmaceuticals, cosmetics and blister and skin packaging, as well as those that incorporate foil and holographic lamination, account for the largest portion of our total paperboard sales. We focus on high-end folding carton applications where the heightened focus on product quality provides for differentiation among suppliers, resulting in margins that are more attractive than in lower grade packaging.

Our liquid carton paperboard is known for its cleanliness and printability, and is engineered for long-lived performance due to its three-ply, 100% softwood construction, and optional polyethylene coating. Our reputation for producing liquid packaging meeting the most demanding standards for paperboard quality and cleanliness has resulted in meaningful sales in Japan, where consumers have a particular tendency to associate blemish-free, vibrant packaging with the cleanliness, quality, and freshness of the liquids contained inside.

We also sell paperboard for use in cup and plate products. A majority of our sales in this area are to the standard cup and plate segment of the market, but we also provide paperboard to high-end food manufacturers, such as those who make premium ice cream. We also sell limited quantities of plate quality SBS.

Our Pulp and Paperboard segment also sells products for commercial printing applications. The commercial print market requires a premium print surface consistent with the demands of high-end folding carton converters. Further, a supplier must be able to deliver small volumes, often within 24 hours. We have achieved growth in this market through investing in improvements in print surface quality at both our paperboard mills and by focusing sales and marketing efforts on printers and regional paper merchants. In addition, in 2006 we also expanded our product lines to the lighter weights desired by the commercial print segments and added a coated two-side offering, branded as Ancora.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	5

We have long-standing customer relationships with our paperboard customers. Our top 10 customers accounted for approximately 45% of our total paperboard revenues from each mill in each of the last four years, and although most of our contracts are annual agreements that can be terminated without penalty, our relationships extend over many years with our top 10 customers.

We do not produce paperboard end products, so we are not simultaneously a supplier of, and a competitor to, our customers. For example, of the five largest SBS producers in the United States, we are the only producer that does not also convert SBS into end products. We believe our position as a non-integrated supplier has resulted in a diverse group of loyal customers, as they do not have to worry that, in the event of decreased market availability of SBS, we will re-direct production to meet internal conversion requirements.

At our Lewiston, Idaho facility we produce and sell bleached softwood market pulp, both for internal use as well to external customers. In 2008, approximately 71% of our pulp sales were comprised of internal sales to our Consumer Products segment and the remaining approximately 29% represented pulp sales to external customers, with the majority of these external sales shipped to customers in Asia.

Of the segment’s $737.6 million of net sales in 2008, $644.4 million, or 87%, was derived from sales of our paperboard products, $27.0 million, or 4%, was derived from the sale to third parties of pulp produced at our facilities, $65.3 million, or 9%, was derived from internal pulp sales to our Consumer Products segment, and $0.9 million was derived from the sale of other paperboard related products. In 2008, approximately 21% of the Pulp and Paperboard segment’s net sales were generated from sales to international customers, mainly located in Japan, China, Taiwan and The Netherlands.

We utilize various methods for the sale and distribution of our paperboard and softwood pulp. The majority of our paperboard is sold to packaging converters domestically through sales offices located throughout the United States, while a growing percentage is channeled through distribution to commercial printers. The majority of our international paperboard sales, as well as our softwood market pulp, are conducted through sales agents. Our principal methods of competing are product quality, customer service and price.

WOOD PRODUCTS SEGMENT

Our Wood Products segment consists of a single lumber facility located on the same site in Lewiston, Idaho, as our tissue and pulp and paperboard manufacturing facilities. A description of this manufacturing facility is included under Item 2 of this report. This segment produces and markets appearance grade cedar and dimensional framing lumber products, including glued and profile lumber for building products end-users. Our cedar products include appearance grade boards, siding and trim. Our glued cedar process utilizes low grade cedar to produce finger jointed and edge glued board and siding. Our dimensional lumber business includes two-inch dimensional framing lumber, industrial timbers and railroad ties. These products are sold through Potlatch sales offices, under the terms of a lumber sales and marketing agreement under which Potlatch acts as our exclusive representative for the marketing and sale of our dimensional lumber and cedar lumber products. These products are sold under the “Potlatch” name primarily to distributors, professional dealers and wholesalers for nationwide distribution. In 2008, our Wood Products segment had net sales of $89.0 million, which included $10.5 million of intersegment sales of residual wood fiber to our Pulp and Paperboard facility in Lewiston.

Our share of the market for our lumber products is not significant compared to the total United States market for these products. We believe that competitiveness in this industry is largely based on individual mill efficiency and on the availability of competitively priced resources on a facility-by-facility basis, rather than the number of mills operated. This is due to the fact that it is generally not economical to transfer wood between or among facilities, which would permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price.

RAW MATERIALS

For our manufacturing operations, the principal raw material used is wood fiber, which is purchased under supply agreements we entered into with Potlatch in connection with the spin-off or on the open market. Our Pulp and Paperboard segment purchases a substantial amount of wood chips and sawdust from third parties for use in the production of pulp. Our Consumer Products segment purchases several varieties of pulp from third parties, in addition to pulp provided by our Pulp and Paperboard segment, for use in manufacturing tissue products. Our Wood Products segment purchases its log needs from Potlatch pursuant to a supply agreement, as well as purchasing a lesser portion of its needs from other sources. Specific information regarding supply agreements entered into with Potlatch are set forth under the heading “Transactions with Related Persons” in the 2009 Proxy Statement and is incorporated herein by reference.

SEASONALITY

Our Consumer Products and Pulp and Paperboard segments are generally not affected by seasonal changes, although a number of our paperboard contracts are renewed at the beginning of each year. Demand for our wood products typically decreases in the winter months when construction activity is slower, and increases in the spring, summer and fall when construction activity is generally higher.

ENVIRONMENTAL

Information regarding environmental matters is included under Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 43 of this report, and is incorporated herein by reference.

EMPLOYEES

As of December 31, 2008, we had approximately 2,460 employees, of which approximately 1,040 were employed by our Consumer Products segment, approximately 1,050 were employed by our Pulp and Paperboard segment, approximately 300 were employed by our Wood Products segment and approximately 70 were corporate administration employees. This workforce consisted of approximately 670 salaried and fixed rate employees, approximately 1,760 hourly employees and 30 temporary or part-time employees. As of December 31, 2008, approximately 65% of the workforce was covered under collective bargaining agreements.

Unions represent hourly employees at our Idaho and Arkansas facilities. Hourly union labor contracts expiring in 2009 are set forth below:

CONTRACT EXPIRATION DATE	LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
July 31	Pulp and Paperboard Division Arkansas	United Steel Workers	225

Item 1A.	Risk Factors

Investing in our common stock involves a significant degree of risk. You should carefully consider each of the following risks and all of the other information contained in this report. Some of the risks described below relate principally to our business and the industry in which we operate, while others relate principally to our spin-off from Potlatch. The remaining risks relate principally to the securities markets generally and ownership of our common stock.

Our business, financial condition, results of operations or liquidity could be materially adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	7

Risks Related to Our Business

The current downturn in the United States and global economy and conditions in financial markets could have adverse affects on our business and financial results.

The current U.S. and global economic recession, coupled with the disruption in the global financial and credit markets, have negatively affected, and may continue to negatively affect, our business and financial results. Potential negative effects on our business include:

¡	a continued and prolonged severe downturn in housing starts, which would further increase our production costs due to lower wood fiber supplies and extend the slump in demand for our wood products;

¡	further decreases in domestic and global demand for pulp; and

¡

the possibility that some of our customers and suppliers may be unable to continue to operate their businesses due to financial distress or insolvency, resulting in risks to the collection of our accounts receivable and the ability of suppliers to fill our orders.

In addition, current conditions in financial markets, which include the bankruptcy and restructuring of certain financial institutions, could limit access to our credit facility and thus adversely affect our ability to fund our operations. Also, continuing turmoil in the financial markets could make it more difficult for us to refinance our existing indebtedness, sell assets, enter into agreements for new indebtedness or obtain funding from the issuance of our securities.

Significant declines in the value of our pension asset portfolio have resulted in an underfunded status of our pension plans, which may require us to make significant cash contributions to our plans over time.

We have company-sponsored pension plans covering our salaried and hourly employees. The significant decline of the stock market in 2008 and resulting substantial decline in the value of equity and fixed income investments held by the plans in 2008 has caused these pension plans to be underfunded because our projected benefit obligation exceeds the aggregate fair value of plan assets. Under applicable law, we are required to make cash contributions to the extent necessary to comply with minimum funding levels imposed by regulatory requirements. Despite passage in December 2008 of federal legislation providing short-term funding relief, we are required to make contributions to our qualified pension plans for 2009 ($8.7 million plus interest payable by September 2010), and we may be required to make increased annual contributions to our pension plans in future years, which would reduce the cash available for business and other needs. There can be no assurance that the value of pension plans will be sufficient to cover future liabilities.

Changes in the cost and availability of wood fiber used in production of our products may adversely affect our results of operations and cash flow.

Wood fiber, primarily wood chips and sawdust, is the principal raw material for our pulp and paperboard products and, in 2008, accounted for approximately 34% of our Pulp and Paperboard segment’s total costs of production. Wood chip and sawdust prices were at historically high levels in 2008. Our average cost per ton of wood chips and sawdust was approximately $203 per ton in 2008, an increase of 25% over the approximately $163 per ton in 2007, which was an increase of 20% over the approximately $136 per ton in 2006. In the event we are not able to pass increases in wood fiber costs along to our customers, our operating results may be significantly harmed.

Much of the wood fiber we use in our pulp manufacturing process is the by-product of lumber mill operations, particularly in Idaho. As a result, the price of these residual wood fibers is affected by operating levels in the lumber industry. Prices for these residual fibers are currently very high, largely because of limited supplies due to the slowdown or shutdown of lumber mill operations in the United States as a result of the home construction market downturn. In addition, we have had to locate new suppliers as some of the suppliers located near our Idaho facility have ceased operations, which has resulted in increased costs to us for transporting wood fiber to our Idaho facility. The price of wood fiber is expected to remain high until the housing market recovers and lumber mill operations increase. If we are not able to obtain wood fiber at favorable prices or at all, our financial results and operations may be materially adversely affected.

The cost of energy and chemicals needed for our manufacturing processes significantly affects our business.

Energy costs, including costs for natural gas and purchased electricity, accounted for approximately 10% and 9% of our total production costs in 2008 and 2007, respectively. While we produce internally a significant portion of the steam and electricity we consume at our Idaho facility, our energy costs have been rising. Our expenses for energy used in our manufacturing processes were $113.7 million in 2008, an increase of 27% over the $89.8 million in 2007, which in turn was 5% higher than the $85.8 million we spent in 2006. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases, and therefore increased costs could adversely affect our operating results. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. To help mitigate the exposure to market risk for changes in natural gas commodity pricing, we use firm-price contracts to supply a portion of our natural gas requirements. As of December 31, 2008, these contracts covered approximately 39% of the expected average monthly natural gas requirements for our Pulp and Paperboard and Consumer Products segments for 2009, plus lesser amounts for 2010. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.

The supply of energy may be adversely affected by, among other things, hurricanes and other natural disasters or an outbreak or escalation of hostilities between the United States and any foreign power and, in particular, events in the Middle East. Any significant shortage or significant increase in our energy costs in circumstances where we cannot raise the price of our products could have a material adverse effect on our business, financial condition and results of operations. Any disruption in the supply of energy could also affect our ability to meet customer demand in a timely manner and could harm our reputation. Furthermore, we may be required to post letters of credit or other financial assurance obligations with our natural gas suppliers, which could limit our financial flexibility.

We also use a variety of chemicals in our manufacturing processes, including latex and polyethylene, many of which are petroleum-based chemicals. Prices for these chemicals have been and are expected to remain volatile. In 2008, a supplier announced two separate price increases of the chemicals that we purchase from it, for an aggregate price increase of 50%. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages and cost increases, ration the amount of chemicals available to us, and therefore we may not be able to obtain at favorable prices the chemicals we need to operate our business, if we are able to obtain them at all. Finally, certain specialty chemicals that we purchase are available only from a small number of suppliers. If any of these suppliers were to cease operations or cease doing business with us, we may be unable to obtain such chemicals at favorable prices, if at all.

Cyclical industry conditions have in the past affected and may continue to adversely affect the operating results and cash flow of our Pulp and Paperboard business.

The pulp and paperboard industries are highly cyclical. Historically, economic and market shifts, fluctuations in manufacturing capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volumes and margins for our pulp and paperboard products. The length and magnitude of industry cycles have varied over time, but generally reflect changes in macroeconomic conditions and levels of industry manufacturing capacity. Pulp and most of our paperboard products are commodities that are widely available from other producers. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

Industry supply of pulp and paperboard products is primarily influenced by fluctuations in available manufacturing capacity. When manufacturing capacity is increased, there may be an oversupply of products in our industry which results in a weak pricing environment. During periods of oversupply, some producers may choose to idle or permanently close individual machines or entire mills. Alternatively, some producers may choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	9

environments. Oversupply can also result from producers introducing new capacity in response to favorable short-term pricing trends.

Industry supply of pulp and paperboard products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar has mitigated the levels of imports in recent years, strengthening of the U.S. dollar in the future could result in an increase in imports of pulp and paperboard products, putting downward pressure on prices. Variations in the exchange rates between the U.S. dollar and other currencies may significantly affect our competitive position by making it more attractive for foreign producers to restart closed mills or increase production capacity.

The overall levels of demand for pulp and paperboard products reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide. Market prices for pulp have decreased significantly since the third quarter of 2008, driven, in part, by decreased demand for pulp from China.

Prices for our pulp and paperboard products are driven by many factors outside of our control, and we have little influence over the timing and extent of price changes. As a result, the price for any one or more of these products may fall below our production costs, requiring us to either incur losses on product sales or cease production at one or more of our manufacturing facilities. Our profitability with respect to these products depends on our ability to manage our cost structure, particularly wood fiber, chemical and energy costs, which represent the largest components of our operating costs and can fluctuate based upon factors beyond our control. If the prices of, or demand for, our pulp and paperboard products decline, or if our wood fiber, chemical, energy or other key production costs increase, or both, our sales and operating results could be materially and adversely affected.

Our Consumer Products business receives a substantial portion of its net sales from three customers, and the loss of, or a significant reduction in, orders from any of these customers could adversely affect our operating results and financial condition.

Our Consumer Products segment derived 58% of its net sales in 2008, and we derived 23% of our total net sales in 2008, from three customers. Sales to these three customers have represented approximately 58% of segment net sales in each of the last three fiscal years. We do not have long-term contracts with any of these customers that ensure a continuing level of business from them. Our agreements with these customers are not exclusive and do not contain minimum volume commitments.

Our relationships with these three customers depend on our ability to continue to meet their needs for quality products at competitive prices. If we lose one of these customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed. In addition, our focus on these large accounts could affect our ability to serve our smaller accounts, particularly when product supply is tight and we are not able to fully satisfy orders for these smaller accounts.

Significant competition could prevent us from increasing or sustaining our net sales and profitability.

The markets for our products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each market. Some of our competitors have advantages over us, including lower raw material and labor costs.

Our Consumer Products business faces competition from companies that produce the same type of products that we produce or that produce alternative products that customers may use instead of our products. Our Consumer Products business competes with the branded tissue products producers, such as Procter & Gamble, and branded label producers who manufacture branded and private label products, such as Georgia-Pacific and Kimberly-Clark. These companies are far larger than us, have much greater sales, marketing and research and development resources than we do, and enjoy significant cost advantages due to economies of scale. Because of their size and resources, these companies may foresee market trends more accurately than we do and develop new technologies that render our products less attractive or obsolete.

Our ability to successfully compete in the pulp and paperboard industry is influenced by a number of factors, including manufacturing capacity, general economic conditions and the availability and demand for paperboard substitutes. Our Pulp and Paperboard business competes with International Paper, MeadWestvaco, Georgia-Pacific, Rock-Tenn and international producers, most of whom are much larger than us. Any increase in manufacturing capacity by any of these producers could result in overcapacity in the pulp and paperboard industry, which could cause downward pressure on pricing. In addition, customers could choose to use types of paperboard that we do not produce or could rely on alternative materials, such as plastic, for their products. An increased supply of any of these products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.

Increases in our freight costs could have a material adverse effect on the gross margins of our business.

Our business, primarily our Consumer Products business, is substantially dependent on freight services to transport our products to our customers and deliver raw materials to us. In 2008, freight costs for our business were 12% of our total production costs. The costs of these freight services were affected by increasing fuel prices. During 2008, we incurred increased fuel surcharges, which were over and above the standard price quoted for these services. We have not been in the past and may not in the future be able to pass along part or all of these fuel surcharges to our customers. If we are unable to increase our prices to respond to increased fuel costs charged to us by our transportation providers, our gross margins may be materially adversely affected.

We depend on third parties for certain transportation services and any disruption in these services may have a material adverse effect on our business.

We rely primarily on third parties for transportation of our raw materials to us and transportation of our products to our customers. If any of our transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our business, financial condition and results of operations.

We are subject to significant environmental regulation and environmental compliance expenditures, which could increase our costs and subject us to liabilities.

We are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management and chemicals contained in our products. Compliance with these laws and regulations is a significant factor in our business. We expect to continue to incur capital and operating expenditures to maintain compliance with applicable environmental laws and regulations. Capital expenditures specifically designated for environmental compliance totaled approximately $0.6 million and $2.0 million in 2008 and 2007, respectively.

Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment, remedial actions or product recalls or labeling. We may be liable under environmental laws for cleanup and other costs and damages, including tort liability, resulting from past or present spills or releases of hazardous or toxic substances on or from our mills. Liability under these laws may be imposed without regard to whether we knew of, or were responsible for, the presence of such substances on our property, and, in some cases, may not be limited to the value of the property.

We believe that our facilities and operations are currently in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that may give rise to material environmental liabilities will not be discovered or that the enactment of new environmental laws or regulations or changes in existing laws or regulations will not require significant expenditures by us. There

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	11

can be no assurance that internally generated funds or other sources of liquidity and capital will be sufficient to fund unforeseen environmental liabilities or expenditures.

Our business and financial performance may be harmed by future labor disruptions.

As of December 31, 2008, approximately 65% of our workforce was unionized. As a result, there is a risk of work stoppage due to strikes or walkouts. Any significant work stoppage as a result of failure to successfully negotiate new collective bargaining agreements could have a material adverse effect on our business, financial condition and results of operations. During 2009, one collective bargaining agreement covering approximately 225 employees will expire.

We regularly incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may affect our operating performance.

We regularly incur significant expenses to maintain our manufacturing equipment. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In 2008, equipment maintenance and repair expenses, including labor, were $62.0 million in our Pulp and Paperboard segment, $21.3 million in our Consumer Products segment and $4.8 million in our Wood Products segment. If our business does not generate sufficient cash flows from operations to fund our ongoing maintenance requirements, our business, financial condition and results of operations could be materially harmed.

In addition, our pulp and paperboard mills require periodic shutdowns to perform major maintenance. We generally schedule shutdowns of our Idaho pulp and paperboard mill for up to a week each year. Scheduled shutdowns of our Arkansas pulp and paperboard mill occur approximately every 18 months and typically last up to a week. These scheduled shutdowns of our pulp and paperboard mills result in decreased sales and increased costs in the periods in which the shutdown occurs.

Unexpected production disruptions could also cause us to shut down any of our mills. Those disruptions could occur due to any number of circumstances, including shortages of raw materials, disruptions in the availability of transportation, labor disputes and mechanical or process failures. In addition, the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow and ice storms, forest fires and flooding. Any mill shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Furthermore, during periods of weak demand for our products, we have in the past and may in the future experience market-related downtime. The shutdown of any of our mills for a substantial period of time for any reason could harm our results of operations.

Our obligations under the retained obligation agreement could have a negative impact on our financing options and liquidity position.

In connection with the spin-off, we retained the obligation to pay the interest and principal associated with $100 million principal amount of debentures previously issued by an affiliate of Potlatch that becomes due and payable in full in December 2009. In addition, we immediately drew $50 million from our $125 million revolving credit facility and transferred such amount to a subsidiary of Potlatch. As a result, we had $150 million principal amount of debt outstanding at December 31, 2008.

The interest rate that we are required to pay on the debentures, currently 12.5%, is based on Potlatch’s credit ratings applicable to the debentures. If Potlatch’s credit ratings decline, we will be required to pay interest on the debentures at an interest rate as high as 14.0%. We have no control over whether the interest rate on the debentures will increase.

We are required to use commercially reasonable efforts to issue, as soon as reasonably practical, debt or equity securities, or to borrow money from one or more financial institutions or other lenders, on terms reasonably acceptable to us, in an aggregate amount sufficient to pay all amounts owing under the debentures. We may not be able to obtain such financing on commercially reasonable terms or at all, in which case we will be required to use cash from our operations to pay the obligations or incur indebtedness to Potlatch that will bear an increased interest rate and be secured by certain of our assets. In addition, we will have to apply the proceeds from future debt or equity issuance, or asset sales in excess of $50 million to satisfy our obligations under the retained obligation agreement. Our obligation to pay the amounts due on the debentures or any indebtedness to Potlatch arising by virtue of our inability to make payments due on the debentures may:

¡	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

¡

require us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other corporate purposes;

¡	limit our flexibility in planning for, or reacting to, changes in our business;

¡	place us at a competitive disadvantage compared with competitors that have less debt;

¡	make it more difficult or infeasible for us to pay future cash dividends;

¡	along with the financial and other restrictive covenants in our revolving credit agreement, among other things, limit our ability to borrow additional funds; and

¡	make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

In the event we are unable to timely pay the debenture obligations in full, and Potlatch thereafter makes payment of principal or interest due under the debentures, we will be deemed to have a loan payable to Potlatch in the amount paid by Potlatch, and we will be obligated to issue a promissory note to Potlatch equal to such amount. All amounts owing under any promissory note issued by us to Potlatch will be due and payable on December 1, 2011. Any such promissory note will initially accrue interest at a rate per annum equal to the rate of interest applicable to the debentures at the time the note is issued, plus one percent, and after December 1, 2010 until paid in full, the rate of interest applicable to the debentures at the time the note is issued, plus two percent. As discussed above, the rate currently applicable to the debentures is 12.5% per annum. In the event we issue a promissory note to Potlatch, we will be obligated to use commercially reasonable efforts prior to the maturity date to issue, as soon as reasonably practical, debt or equity securities or to borrow money (other than under our revolving credit facility), on terms reasonably acceptable to us, in an aggregate amount sufficient to prepay all amounts owing under the promissory note. As security for any such promissory note issued by us to Potlatch, we will grant Potlatch a security interest in our real property, fixtures and equipment at our Arkansas pulp and paperboard facility.

Our business may suffer if we are unable to effectively respond to changes in demand for some of our products or implement our strategies.

We have in the past and may in the future experience changes in demand for our products. Our ability to compete successfully depends on our ability to adjust to increases and decreases in demand. For example, our Consumer Products business is experiencing a high demand for napkins and we are outsourcing part of our napkin production to a third party, which increases our costs. If we are unable to implement our business strategies to respond to changes in demand, we may need to limit deliveries of some orders for existing customers, which could harm our reputation and our long-term relationships with these customers. Alternatively, if we experience a decrease in demand for certain products, we may incur significant costs in revising our manufacturing plan and restructuring our manufacturing equipment. If we are not able to respond to changes in demand for our products in a timely manner, our financial position and results of operations may be adversely affected.

In addition, our success depends in part upon our ability to implement our strategies, including the possibility of opening a tissue facility or facilities on the East Coast. The costs associated with establishing a facility or facilities on the East Coast would be significant. Should we choose to pursue this option, there is no assurance that the new facilities would successfully achieve our goal of expanding our customer base to include East Coast retailers or that the new facilities would generate a positive internal rate of return. Furthermore, the costs associated with establishing the facilities could negatively impact our cash flows and

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	13

earnings in the short-term. Finally, adding new facilities on the East Coast could increase our exposure to other risks, including labor disputes, environmental risks and interruptions in the operations of our facilities to the extent that the new facilities would be subject to such risks.

We have significant indebtedness and federal and state deferred tax liabilities, which will require a significant amount of cash to service and pay. If we are unable to generate sufficient cash to pay our obligations or fund our liquidity needs, our business may be materially adversely affected.

Our indebtedness was approximately $150 million at December 31, 2008. Our ability to make payments on, to refinance our indebtedness and to fund capital expenditures, acquisitions and development efforts, will depend on our ability to generate cash. A number of factors that affect our ability to generate cash are beyond our control, including economic, financial, competitive and other factors.

As of December 31, 2008, we had a deferred tax liability of approximately $101.8 million with respect to the difference between the book and tax basis of our fixed assets. It is anticipated that this liability will become a current tax liability beginning in 2009 at the rate of approximately $8 million per year. In addition, we have other less significant deferred tax balances relating to temporary differences that will impact current taxes payable in future periods.

We cannot be certain that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to service our indebtedness, including our obligations to pay certain Potlatch affiliate indebtedness, our additional tax liabilities or other liquidity needs. If our future cash flows from operating activities and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay business activities, sell assets, obtain additional debt or equity capital, restructure or refinance all or a portion of our debt. We cannot be certain that we will be able to implement any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of future debt financings could involve restrictive covenants that limit our ability to pursue these alternatives.

Risks Relating to the Spin-off

Our financial information may not be fully representative of our results as a stand-alone public company.

We were not operated, and Potlatch did not account for us, as a stand-alone public company for the periods presented in our financial statements included in this report prior to December 16, 2008. Our financial statements have been carved out from Potlatch’s consolidated financial statements and reflect assumptions and allocations made by Potlatch and prescribed by generally accepted accounting principles. Our financial statements do not fully represent what our financial position, results of operations and cash flow would have been had we operated as a stand-alone public company during the periods presented. We have not made adjustments to reflect the many significant changes that will occur in our capital structure, cost structure, funding and operations as a result of our separation from Potlatch, including the debt and interest expense we will have associated with our revolving credit facility, increased costs associated with reduced economies of scale and other costs associated with being a stand-alone public company. Further, we expect to incur approximately $10 million of costs and expenses associated with being an independent public company in 2009 in addition to those costs reflected in our financial statements for 2008. As a result, the historical information included in this report is not necessarily indicative of what our financial position, results of operations and cash flow may be subsequent to the spin-off. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this report.

We have only a limited operating history as an independent, public company.

We have only a limited experience operating as an independent, public company and our management has little experience, as a group, in operating our business as a stand-alone entity. We are now fully responsible for arranging our own funding, managing all of our own administrative and employee arrangements and supervising all of our legal and financial affairs, including publicly reported financial statements. We adopted separate stock-based and performance-based incentive plans for our employees and are developing our own compliance and administrative procedures necessary for a publicly held company. Our success in these endeavors will depend substantially upon the ability of our senior management and other key employees to work together. In addition, our Chief Executive Officer and Chief Financial Officer are relatively new to our businesses and therefore do not have a history of operating our businesses. Accordingly, we cannot be certain that as an independent company our aggregate results of operations will continue at the same level. The loss of services of members of our senior management team could adversely affect our business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions and we may be unable to locate or employ qualified personnel on acceptable terms. In addition, our future success requires us to continue to attract and retain competent personnel.

The requirements of being a stand-alone public company will increase certain of our costs and require significant management focus.

As a stand-alone public company, we will incur significant legal, accounting and other expenses associated with compliance-related and other activities. The Sarbanes-Oxley Act of 2002, related SEC rules and the New York Stock Exchange, or NYSE, regulate corporate governance practices of public companies. We have had no experience as, and our senior management has limited experience managing, a public company, and our separation from Potlatch resulted in loss of access to Potlatch’s resources and experience in this area. Compliance with these requirements will also result in other costs and obligations and make some activities more time-consuming. In addition, we will incur additional expenses associated with our SEC reporting requirements and other securities law compliance measures. Under Section 404 of the Sarbanes-Oxley Act, for purposes of subsequent reports, we will have to document and test our internal control procedures and our management will have to assess and report on our internal control over financial reporting. Going forward, if we identify any issues in complying with those requirements, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions. Our prospects must be considered in light of the risks, difficulties and expenses encountered by newly public companies. Costs of director and officer liability insurance will contribute to our increased costs. As a result of the associated liability, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements.

The terms of agreements that we entered into with Potlatch in connection with the spin-off were established at a time when we were a wholly owned subsidiary of Potlatch and, accordingly, the terms of these agreements may not be as favorable to us as they might have been had they been negotiated by persons fully independent of Potlatch.

In connection with the spin-off, we entered into various agreements with Potlatch regarding our relationship with Potlatch following the spin-off, including a separation and distribution agreement, retained obligation agreement, transition services agreement, employee matters agreement, tax sharing agreement, lease and option agreement and supply agreements. These agreements address important matters, such as allocation of assets, liabilities, rights, indemnifications and other obligations between Potlatch and us. The terms of these agreements were negotiated while we were a wholly owned subsidiary of Potlatch, although these agreements are intended to reflect arms-length terms and the pricing provisions of our supply agreements are based on market pricing. These agreements may not be as favorable to us as they might have been had they been negotiated by persons with no relationship to Potlatch.

The transition services Potlatch is providing to us may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services after our agreements with Potlatch expire.

For a limited period of time following the spin-off, Potlatch has agreed to provide certain transition services to us, including employee benefits administration, information systems, accounting and other services.

After the expiration of the transition services agreement, we may not be able to replace the transition services or enter into appropriate third-party agreements on terms and conditions, including cost,

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	15

comparable to those we are receiving from Potlatch under this agreement. While transition services are being provided by Potlatch to us, our operational flexibility to modify or implement changes with respect to the services covered may be limited.

Potlatch historically provided us, directly or through its own vendor relationships, with insurance coverage, banking services, health and other insurance benefits for our employees and employee benefit plans, as well as with its expertise in certain areas of our operations. We are now responsible for securing all of our own management, financing, legal and other similar resources.

Although we are in the process of replacing portions of the transition services currently provided by Potlatch, we may encounter difficulties replacing such services quickly or be unable to negotiate pricing or other terms as favorable as those we currently have in effect.

If the spin-off is determined to be taxable for U.S. federal income tax purposes, we, our stockholders, and Potlatch could incur significant U.S. federal income tax liabilities.

Potlatch has received a private letter ruling from the Internal Revenue Service, or IRS, that the spin-off qualifies for tax-free treatment under applicable sections of the Internal Revenue Code. In addition, Potlatch has received an opinion from tax counsel that the spin-off so qualifies. The IRS ruling and the opinion rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and neither the IRS ruling nor the opinion would be valid if such representations, assumptions and undertakings were incorrect. Moreover, the IRS private letter ruling does not address all the issues that are relevant to determining whether the spin-off qualifies for tax-free treatment. Notwithstanding the IRS private letter ruling and opinion, the IRS could determine that the spin-off should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling.

If the spin-off fails to qualify for tax-free treatment, Potlatch would be subject to tax as if it had sold our common stock in a taxable sale for its fair market value, and our initial public stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them. Under the tax sharing agreement between Potlatch and us, we would generally be required to indemnify Potlatch against any tax resulting from the spin-off (including any tax that would result if Potlatch were to fail to qualify as a real estate investment trust, as a result of income recognized by Potlatch if the spin-off were determined to be taxable) to the extent that such tax resulted from (1) an issuance of our equity securities, a redemption of our equity securities or our involvement in other acquisitions of our equity securities, (2) other actions or failures to act by us, or (3) any of our representations or undertakings being incorrect or violated. Our indemnification obligations to Potlatch and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify Potlatch or such other persons under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities.

We must abide by certain restrictions to preserve the tax-free treatment of the spin-off and may not be able to engage in desirable acquisitions and other strategic transactions following the spin-off.

To preserve the tax-free treatment of the spin-off to Potlatch and our stockholders, under the tax sharing agreement that we entered into with Potlatch, for the two-year period following the distribution, we may be prohibited, except with the consent of Potlatch, from:

¡	issuing equity securities to satisfy financing needs if such issuance would represent a 50% or greater interest in us;

¡	acquiring businesses or assets with equity securities if such issuance would represent a 50% or greater interest in us; or

¡	engaging in mergers or asset transfers that could jeopardize the tax-free status of the distribution.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

Risks Related to Ownership of Our Common Stock

The market price of our shares may fluctuate significantly.

The market price at which our common stock trades may fluctuate significantly, depending on many factors, some of which may be beyond our control, including:

¡	general economic, industry and market conditions;

¡	our financial results;

¡	developments generally affecting the pulp, paperboard and tissue industries;

¡	the performance of each of our business segments;

¡	our capital structure, including the amount of our indebtedness;

¡	the depth and liquidity of the market for our common stock;

¡	fluctuations in currency exchange rates;

¡	our dividend policy;

¡	investor perception of our business and us; and

¡	the impact of the factors referred to elsewhere in “Risk Factors.”

In addition, the stock market regularly experiences significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including us and other companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock may fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.

Certain provisions of our certificate of incorporation and bylaws, Delaware law and our stockholder rights plan may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.

Certain provisions of our certificate of incorporation and bylaws, Delaware law and our stockholder rights plan may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our certificate of incorporation and bylaws include, among other things, the following:

¡	a classified board of directors with three-year staggered terms;

¡

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

¡	stockholder action can only be taken at a special or regular meeting and not by written consent;

¡	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

¡	removal of directors only for cause;

¡	allowing only our board of directors to fill vacancies on our board of directors; and

¡	supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

In addition, our stockholder rights plan would cause substantial dilution to any person or group who attempts to acquire a significant interest in us without advance approval from our board of directors.

While these provisions and our stockholder rights plan have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	17

in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. We are also subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with a significant stockholder unless specific conditions are met.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

FACILITIES

Idaho. Our Consumer Products, Pulp and Paperboard and Wood Products segments share an 880 acre site in Lewiston, Idaho owned by us.

Our Consumer Products segment operates three dedicated conventional tissue machines at the site. These machines operate 24 hours a day, 7 days a week. The facility has 475,000 square feet of warehouse space for finished goods, raw materials and parent rolls.

Our Pulp and Paperboard segment built a mill at the Idaho site in 1950, which underwent pulp and utilities rebuilds throughout the 1980s and early 1990s. Excess pulp produced at this mill is either transferred to our Consumer Products facility in the form of slush pulp for use in the production of tissue products or is dried and sold as baled pulp on the open market.

Our Wood Products segment built its Lewiston, Idaho lumber mill in 1927, which has undergone a series of rebuilds and other capital investment improvements in recent years.

Arkansas. Our Pulp and Paperboard segment constructed its mill in Arkansas in 1977, making it the newest SBS mill in North America.

Nevada. Our Consumer Products segment established its Las Vegas, Nevada, facility to service the Southwestern United States. The first phase of the Nevada facility was completed in 1994. The initial construction included the current converting facility and 100,000 square feet of finished goods storage. In 2004, the TAD paper machine began operation in Nevada. The Nevada facility is a 24 hours a day, 7 days a week operation. The Nevada operation also has two warehouses with over 500,000 square feet of space for finished goods, raw materials and parent rolls. One of the warehouses is leased and provides rail access to the operation.

Illinois. Our Consumer Products’ facility in Elwood, Illinois is leased. From this site we manufacture and distribute tissue products primarily for customers in the Midwestern and Eastern United States. The Illinois facility is a 24 hours a day, 7 days a week operation. This facility also has a leased warehouse with 400,000 square feet of space for finished goods, raw materials and parent rolls.

Texas and California. Our Consumer Products segment operates two other distribution centers, one in Fort Worth, Texas and one in Tracy, California.

Our principal manufacturing facilities at December 31, 2008, together with their respective 2008 annual capacities and production, are as follows:

	CAPACITY		PRODUCTION
CONSUMER PRODUCTS
Tissue Mills:
Idaho	183,000 tons		183,000 tons
Nevada	35,000 tons		35,000 tons
Tissue Converting Facilities:
Idaho	100,000 tons		99,000 tons
IllinoisB	49,000 tons		48,000 tons
Nevada	50,000 tons		48,000 tons

PULP AND PAPERBOARD
Pulp Mills:
Arkansas	305,000 tons		291,000 tons
Idaho	545,000 tons		510,000 tons
Bleached Paperboard Mills:
Arkansas	330,000 tons		319,000 tons
Idaho	435,000 tons		433,000 tons

WOOD PRODUCTS
Sawmill:
Idaho	205,000 mbf	A	172,000 mbf	A

A	mbf stands for thousand board feet.

B

The building located at this facility is leased by Clearwater Paper, and the operating equipment located within the building is owned by Clearwater Paper. All of the other sites and facilities listed in the table are owned by us.

Item 3.	Legal Proceedings

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

Prior to and in connection with our spin-off, our sole stockholder, Potlatch Corporation, took the following actions by written consent dated December 1, 2008:

¡

approved a certificate of amendment to our certificate of incorporation, pursuant to which (i) our name was changed to Clearwater Paper Corporation, (ii) the par value per share of our capital stock was adjusted, and (iii) our authorized share capital was increased to 105 million shares, with 100 million shares designated as common stock and five million shares designated as preferred stock;

¡	approved our restated certificate of incorporation, to take effect upon the spin-off from Potlatch Corporation;

¡	approved the Clearwater Paper Corporation 2008 Stock Incentive Plan;

¡	approved the Clearwater Paper Corporation Annual Incentive Plan; and

¡	approved the form of indemnification agreement to be entered into between us and each of our directors and executive officers.

Copies of the restated certificate of incorporation, the Clearwater Paper Corporation 2008 Stock Incentive Plan, the Clearwater Paper Corporation Annual Incentive Plan and the form of indemnification agreement are filed as exhibits to this report.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	19

EXECUTIVE OFFICERS OF THE REGISTRANT

Information as of March 1, 2009, and for at least the past five years concerning the executive officers of the company is as follows:

Gordon L. Jones (age 59) has served as President and Chief Executive Officer, and a director of the company since December 2008. From July 2008 to December 2008, Mr. Jones served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From January 2001 to June 2008, Mr. Jones served as the President and Managing Member of Jones Investment Group LLC, an investment company. Prior to that, Mr. Jones served from May 1999 to November 2000 as President, Chief Executive Officer, and Director for Blue Ridge Paper Products, Inc.

Linda K. Massman (age 42) has served as Vice President, Finance and Chief Financial Officer since December 2008. From September 2008 to December 2008, Ms. Massman served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From May 2002 to August 2008, Ms. Massman served as the Group Vice President, Finance and Corporate Planning for SUPERVALU Inc., a grocery retail company. Prior to that, Ms. Massman served from 1999 to 2001 as Vice President, Business Planning and Operations for Viquity Corporation, an enterprise software company.

Thomas H. Carter (age 60) has served as Vice President of Human Resources since December 2008. From August 2008 to December 2008, Mr. Carter served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From February 2005 to August 2008, Mr. Carter was retired. From February 2003 to February 2005, Mr. Carter served as Vice President, Human Resources of Sara Lee Coffee & Tea, North America, a division of Sara Lee Corporation. Prior to that, Mr. Carter served from 2002 to 2003 as Senior Director, Employee Relations for Sara Lee Bakery Group, a division of Sara Lee Corporation. From 1999 to 2001, Mr. Carter served as Vice President, Human Resources and Corporate Secretary for Blue Ridge Paper Products, Inc.

Robert P. DeVleming (age 56) has served as Vice President of Consumer Products since December 2008. Prior to December 2008, he was employed by Potlatch Corporation for 30 years. Mr. DeVleming served as Vice President, Consumer Products for Potlatch from October 2004 to December 2008. From May 2003 through October 2004, he was Vice President, Sales, Consumer Products for Potlatch Corporation.

Michael S. Gadd (age 44) has served as Vice President, General Counsel and Corporate Secretary since December 2008. From March 2006 to December 2008, Mr. Gadd served as Associate General Counsel of Potlatch Corporation, and served as Corporate Secretary of Potlatch from July 2007 to December 2008. From 2001 to January 2006, Mr. Gadd was an attorney with Perkins Coie, LLP in Portland, Oregon.

Harry D. Seamans (age 55) has served as Vice President of Pulp and Paperboard since December 2008. Prior to December 2008, he was employed by Potlatch Corporation for 31 years. Mr. Seamans served as Vice President, Pulp and Paperboard of Potlatch from January 2003 to December 2008.

NOTE: The term of office of the officers of the company expires at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange. The record date for our spin-off was the close of business on December 9, 2008, and our spin-off was completed on December 16, 2008. A limited market, commonly known as a “when-issued” trading market, began shortly before the record date for the spin-off, and “regular way” trading of our common stock began on the first trading day after the spin-off. The high and low sales prices for our common stock for the period from December 5, 2008 to December 31, 2008, as reported in the New York Stock Exchange Composite Transactions, were as follows:

	2008
	High	Low
Fourth Quarter (since December 5, 2008)	$23.00	$6.95

There were approximately 1,275 stockholders of record at March 5, 2009.

We have not paid any dividends since the spin-off, although we may pay cash dividends on our common stock in the future. The declaration and amount of any dividends, however, will be determined by our board of directors and will depend on our earnings, our compliance with the terms of our revolving credit facility that limit our ability to pay dividends, and any other factors that our board of directors believes are relevant. Reference is made to the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of this report, under the heading “Liquidity and Capital Resources” of the covenants in our secured bank credit facility with which we must remain in compliance in order to pay dividends.

There are currently no authorized repurchase programs in effect under which we may repurchase shares of our outstanding stock.

The table containing equity compensation plan information set forth in Item  12 of Part III of this report is incorporated herein by reference.

Items 6, 7, 7A and 8

The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	21

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures are effective to meet the objective for which they were designed and operate at the reasonable assurance level.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Historically, we have relied on certain financial, administrative and other resources of Potlatch Corporation to operate our business, including portions of human resources, information systems, accounting, tax and corporate services. In conjunction with the spin-off of our businesses from Potlatch, in 2009 we are enhancing our own financial, administrative and other support systems or contracting with third parties to replace Potlatch’s systems. We are also establishing our own accounting and auditing policies and systems on a stand-alone basis. We have entered into a transition services agreement with Potlatch under which Potlatch will provide some of these services to us on a transitional basis.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be filed on or about April 7, 2009, for the 2009 annual meeting of stockholders, referred to in this report as the 2009 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees. You can find it on our website by going to the following address: www.clearwaterpaper.com, selecting “Investor Relations” and “Corporate Governance,” then selecting the link for “Code of Business Conduct and Ethics.” We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website. To date, no waivers of the Code of Business Conduct and Ethics have been considered or granted.

Our board of directors has adopted corporate governance guidelines and charters for the board of directors’ Audit Committee, Compensation Committee, and Nominating and Governance Committee. You can find these documents on our website by going to the following address: www.clearwaterpaper.com, selecting “Investor Relations” and “Corporate Governance,” then selecting the appropriate link.

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Clearwater Paper Corporation

Attention: Corporate Secretary

601 W. Riverside Avenue, Suite 1100

Spokane, Washington 99201

Telephone: (509) 344-5921

The Audit Committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2008, the members of that committee were Boh A. Dickey (Chair), William D. Larsson and William T. Weyerhaeuser. The board of directors has determined that Mr. Dickey is an “audit committee financial expert” and that he and all of our Audit Committee members are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

Item 11.	Executive Compensation

Information set forth under the heading “Compensation Discussion and Analysis” in the 2009 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading “Stock Ownership” in the 2009 Proxy Statement is incorporated herein by reference.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	23

The following table provides certain information as of December 31, 2008, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS[1]		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS[2]	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	282,469	[1]	—	1,412,531
Equity compensation plans not approved by security holders	—		—	—
Total	282,469		—	1,412,531

[1]

Represents Clearwater Paper Corporation restricted stock unit, or RSU, awards granted to approximately 70 employees to replace equity awards previously granted to these employees by Potlatch. The original equity awards granted by Potlatch were automatically cancelled, per the terms of the awards, as a result of the spin-off. The 282,469 RSUs listed above are the maximum number of shares that could be awarded for these replacement RSU grants, not including future dividend equivalents.

[2]	RSUs do not have exercise prices and therefore are not included in the weighted average exercise price calculation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information set forth under the heading “Transactions with Related Persons” in the 2009 Proxy Statement is incorporated herein by reference. The information required by this item regarding director independence is included under the heading, “Board of Directors,” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

FINANCIAL STATEMENTS

Our financial statements are listed in the Index to Financial Statements and Schedules on page 27 of this report.

FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules are listed in the Index to Financial Statements and Schedules on page 27 of this report.

EXHIBITS

Exhibits are listed in the Exhibit Index on pages 74-75 of this report.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/s/ GORDON L. JONES
Gordon L. Jones
Director, President and Chief Executive Officer

Date: March 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2009, by the following persons on behalf of the registrant in the capacities indicated.

By	/s/ GORDON L. JONES Gordon L. Jones	Director, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ LINDA K. MASSMAN Linda K. Massman	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

By	/s/ DOUGLAS D. SPEDDEN Douglas D. Spedden	Corporate Controller and Treasurer (Principal Accounting Officer)

	* Boh A. Dickey	Director and Chair of the Board

	* Fredric W. Corrigan	Director

	* Jack A. Hockema	Director

	* William D. Larsson	Director

	* Michael T. Riordan	Director

	* Dr. William T. Weyerhaeuser	Director

*By	/s/ MICHAEL S. GADD
Michael S. Gadd (Attorney-in-fact)

Index to Financial Statements and Schedules

The following documents are filed as part of this report:

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	27

Selected Financial Data

Prior to our spin-off from Potlatch Corporation on December 16, 2008, we were a wholly owned subsidiary of Potlatch Corporation. On December 16, 2008, Potlatch distributed 100% of the issued and outstanding shares of our common stock to the holders of record of Potlatch common stock as of the close of business on December 9, 2008. Each Potlatch stockholder received one share of our common stock for every 3.5 shares of Potlatch common stock held on the record date.

Except for the period from December 16, 2008, through December 31, 2008, when we operated as and were accounted for as a separate public company, our results of operations and financial condition reflected in the table below cover periods prior to the spin-off and related transactions. The historical financial and other data were prepared on a combined basis from Potlatch’s consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Potlatch’s Consumer Products and Pulp and Paperboard business and its Wood Products operations at Lewiston, Idaho, and give effect to allocations of expenses from Potlatch. Our historical financial and other data is not necessarily indicative of our future performance nor do they necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods shown. The statement of operations data for each of the years ended December 31, 2005 and 2004, and the statement of financial position data as of December 31, 2006, 2005 and 2004 are unaudited.

(Dollars in thousands – except per-share amounts)	2008	2007	2006	2005	2004
Net sales	$1,255,309	$1,183,032	$1,116,921	$992,772	$908,594
Earnings (loss) before interest and income taxes	28,484	52,407	46,263	(2,251)	3,702
Net earnings (loss)	9,743	25,334	20,863	(8,710)	(4,922)
Working capital[1]	14,022	128,548	166,871	186,675	183,370
Note payable to Potlatch[1]	100,000	100,000	100,000	100,000	100,000
Stockholders’ equity/Potlatch’s net investment[2]	180,989	268,032	328,772	423,951	426,680
Capital expenditures	21,306	20,531	27,505	43,412	28,067
Land, plant and equipment, net	389,867	413,072	441,356	469,146	479,470
Total assets	683,266	697,953	741,011	821,620	821,622
Basic net earnings (loss) per common share	$0.86	$2.23	$1.84	$(0.77)	$(0.43)
Average common shares outstanding (in thousands)	11,355	11,355	11,355	11,355	11,355
Diluted net earnings (loss) per common share	$0.86	$2.23	$1.84	$(0.77)	$(0.43)
Average common shares outstanding, assuming dilution (in thousands)	11,355	11,355	11,355	11,355	11,355

[1]	The significant decrease in working capital in 2008 compared to 2007 was due largely to the reclassification of the Note payable to Potlatch from a long-term to a current liability in 2008.

[2]

The lower Stockholders’ equity balance at December 31, 2008, compared to December 31, 2007, was due largely to a significant decline in the value of our pension asset portfolio in 2008, which resulted in a significantly larger Accumulated other comprehensive loss at December 31, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Clearwater Paper Corporation is principally engaged in the manufacturing and selling of pulp-based products. We are a leading producer of private label tissue products sold in grocery stores in the United States and we manufacture and market bleached paperboard for the high-end segment of the packaging industry. We also manufacture and market bleached pulp and wood products, including appearance grade cedar products and dimensional framing lumber.

As of December 31, 2008, our business was organized into three reporting segments:

¡

Our Consumer Products segment manufactures tissue products sold on a private label basis primarily to major grocery store chains. We operate two tissue mills with related converting facilities in Idaho and Nevada, and an additional converting facility located in Illinois. The segment’s net sales were $504.6 million in 2008, representing approximately 38% of our net sales, before elimination of intersegment net sales. Intersegment net sales were $0.1 million in 2008.

¡

Our Pulp and Paperboard segment manufactures bleached paperboard and bleached softwood pulp. We operate two pulp and paperboard mills, one located in Arkansas and one located in Idaho. Most of our pulp production is used in the manufacture of our paperboard products or transferred to our Consumer Products segment for use in the production of tissue products. The segment’s net sales were $737.6 million in 2008, representing approximately 55% of our net sales, before elimination of intersegment net sales. Intersegment net sales, consisting of the sale of pulp to our Consumer Products segment, were $65.3 million in 2008.

¡

Our Wood Products segment produces dimensional framing lumber and appearance grade cedar products for the building products market at a mill located in Idaho. The Wood Products segment’s net sales were $89.0 million in 2008, representing approximately 7% of our net sales, before elimination of intersegment net sales. Intersegment net sales, consisting primarily of sales of residual wood fiber used in our pulp-making operations, were $10.5 million in 2008.

FACTORS INFLUENCING OUR RESULTS OF OPERATIONS AND CASH FLOWS

Our operating results have been and will continue to be influenced by a variety of factors, including the cyclical nature of the pulp and paperboard industry, competition, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses such as for wood fiber and energy, and other factors.

Net Sales

Our businesses, and in particular our Pulp and Paperboard business, experience cyclical market conditions and, as a result, historical prices for our products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industries in which we operate is influenced primarily by fluctuations in available manufacturing capacity. Capacity in these industries tends to increase during periods when prices remain strong. In addition, currency exchange rates affect U.S. supplies of paperboard, as non-U.S. manufacturers are attracted to the U.S. market when the dollar is relatively strong. Our paperboard business, through exports, has benefited significantly from weakness in the U.S. dollar over the past few years.

Demand for our products is related to the state of the North American economy in general, as well as, in the case of our paperboard products, the economies of East Asia. The demand for our wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors.

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. In addition, our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	29

to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors are lower-cost producers in some of the businesses in which we operate, and, as a result, these competitors may be less adversely affected than we are by price decreases.

Operating Expenses

Other than labor, our principal operating expense items are wood fiber, energy, chemicals and transportation. Prices for these items are volatile and directly affect our results of operations. Competitive market conditions can limit our ability to pass cost increases through to our customers.

Wood fiber. Our most significant operating expense is the cost of wood fiber needed to supply our manufacturing facilities. Both wood chips and sawdust are used in the process of making pulp. We rely on residual wood fibers, such as wood chips and sawdust generated by lumber mill operations and wood chips specifically produced for us by contract wood chipping operations. Prices for this wood fiber can fluctuate greatly. Our average cost per ton of wood chips and sawdust was approximately $203 per ton in 2008, an increase of 25% over the approximately $163 per ton in 2007, which was an increase of 20% over the approximately $136 per ton in 2006. The current high price of wood fiber is largely the result of limited supplies due to the slowdown or shutdown of operations of many lumber mills as a result of the U.S. economic and home construction market downturn. In 2008, we acquired a significant portion of our wood fiber requirements from Potlatch, with the remainder purchased from third parties pursuant to short-term contracts and in the spot market. In connection with the spin-off, we entered into fiber supply agreements with Potlatch for our Idaho pulp facility, which will likely cover volumes of wood fiber similar to what we acquired from Potlatch in 2008. These agreements will employ a substantially similar market pricing methodology as reflected in our historical financial statements.

Energy. Energy is another significant manufacturing expense. We use energy in the form of electricity, steam and natural gas. Our expenses for energy used in our manufacturing processes were $113.7 million in 2008, an increase of 27% over the $89.8 million in 2007, which in turn was 5% higher than the $85.8 million we spent in 2006. Energy prices have fluctuated widely over the past decade and during 2008 we have experienced a period of high energy prices. We have taken steps to reduce our exposure to volatile energy prices through conservation and by increasing our internal electrical production at our cogeneration facility that produces steam and electricity in Idaho. In addition, to help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of December 31, 2008, these contracts covered approximately 39% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for 2009, plus lesser amounts for 2010. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.

Petroleum. Petroleum prices also impact our operating results. High fuel prices result in increased freight costs related to delivery of raw materials to our manufacturing facilities and for the delivery of our finished products to customers. Increasing fuel prices particularly affect our Consumer Products margins because we supply customers throughout the United States from our tissue mills in Idaho and Nevada, and we transport bulk, unconverted jumbo tissue rolls, or parent rolls, from our tissue mills to our Illinois tissue converting facility. Freight costs for our Consumer Products segment were $73.3 million in 2008, compared to $63.0 million in 2007. Our total freight costs were $142.0 million and $124.7 million for 2008 and 2007, respectively. In addition, many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are indirectly impacted by petroleum prices.

Maintenance and repairs. We regularly incur significant expenses to maintain our manufacturing equipment. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In 2008, equipment maintenance and repair expenses, including labor, were $62.0 million in our Pulp and Paperboard segment, $21.3 million in our Consumer Products segment and $4.8 million in our Wood Products segment. Major equipment maintenance and repair in our Pulp and Paperboard segment also requires maintenance shutdowns generally lasting up to one week per year at our Idaho facility and up to one week every approximately 18 months at our Arkansas facility, which reduce net sales and increase costs in the quarters in which the maintenance shutdowns occur. Periodically, major equipment shutdowns extend beyond one week in duration for large scale maintenance, such as extensive boiler repairs. In addition, we make capital expenditures to increase our operating efficiency and to comply with environmental laws. Our estimated capital expenditures for 2009 are expected to be between $15 million and $20 million.

Corporate Allocations

Historically, we shared corporate functions with Potlatch for a variety of services, including treasury, accounting, tax, legal, internal audit, human resources, information systems and public and investor relations. Upon completion of the spin-off, we became a stand-alone company and our expenses include payment for services to be provided by Potlatch under a transition services agreement. These services include employee benefits administration, information systems, accounting and other services for a period of up to eighteen months following the spin-off. Charges for these services have been set based on actual cost and will be partially offset by charges for certain accounts payable, purchasing, human resources, transportation, treasury, accounting, payroll and information systems related services we provide to Potlatch under the transition services agreement. During the period of the transition services agreement, we will be in the process of setting up stand-alone functions and may incur some duplicative expenses in this process.

Our historical financial statements, prior to December 16, 2008, contain allocations of direct and indirect corporate overhead expenses, including costs for services of the type covered by the transition services agreement, as well as allocations for administrative and selling expenses based on the relative revenues of our wood products operations in relation to Potlatch’s Wood Products segment. We were allocated corporate overhead and wood products administrative and selling expenses of $9.8 million in 2008 (through December 15), $9.7 million in 2007 and $10.0 million in 2006. We believe that the methodology applied to the allocation of these expenses was reasonable. However, we expect to incur approximately $10 million in additional costs in 2009 associated with being an independent, publicly traded company.

CRITICAL ACCOUNTING POLICIES

Our accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of net sales, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded periodically based on updated information. Our principal accounting policies are discussed on pages 50-55 of this report.

Long-lived assets. A significant portion of our total assets are invested in our manufacturing facilities. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. Also, in connection with the spin-off, we reviewed our assets for impairment at the asset group and disposal group levels. We concluded that there was no impairment at either level, and that the fair market value of the disposal group exceeded its carrying value at the date of the spin-off.

We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs, including net sales, costs and capital spending, are subject to frequent change for many different reasons, including the reasons previously described above under “Factors Influencing our Results of Operations and Cash Flows.” Because of the number of variables

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	31

involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets associated with our operations.

Environmental liabilities. We record accruals for estimated environmental liabilities that are not within the scope of SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in accordance with SFAS No. 5, Accounting for Commitments and Contingencies. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. In making these estimates, we consider, among other things, the activities we have conducted at any particular site, information obtained through consultation with applicable regulatory authorities and third parties, and our historical experience at other sites that are judged to be comparable. We must also consider the likelihood of changes in governmental regulations, advancements in environmental technologies and changing legal standards regarding liability. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, our accruals are subject to substantial uncertainties, and our actual costs could be materially more or less than the estimated amounts.

Pension and postretirement employee benefits. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the rate of return on plan assets. For other postretirement employee benefit, or OPEB, plans, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

Note 10 to our financial statements on pages 62-67 includes information for the three years ended December 31, 2008, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2008 and 2007.

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates. At December 31, 2008, we calculated obligations using a 6.15% discount rate. The discount rates used at December 31, 2007 and 2006 were 6.40% and 5.85%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rates of return on pension plan assets used for the years ended December 31, 2008, 2007 and 2006 were 8.5%, 9.0% and 9.5%, respectively. Over the past 31 years, the period the pension assets have been actively managed, the actual average annual return on pension plan assets has been approximately 10%, as of December 31, 2008.

Total periodic pension plan income in 2008 was $0.7 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would increase pension plan income, and conversely, a decrease in either of these measures would decrease plan income. As an indication of the sensitivity that pension income has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan income by approximately $0.7 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan income by approximately $0.6 million. The actual rates of return on plan assets may vary significantly from the assumptions used because of unanticipated changes in financial markets, such as occurred in 2008 with the precipitous decline of the stock market in the fourth quarter.

Due to the significant drop in the stock market in the fourth quarter of 2008, our company-sponsored pension plans were underfunded at December 31, 2008. As a result, we will be required to make contributions of approximately $8.7 million (plus interest) to our qualified pension plans for the 2009 tax year.

Although related to the 2009 tax year, payment of these contributions is not required until September 2010, which is when we expect to make these payments. In addition, we estimate contributions will total approximately $0.2 million in 2009 to our non-qualified pension plan. We do not anticipate funding our OPEB plans in 2009 except to pay benefit costs as incurred during the year by plan participants.

For our OPEB plans, expense for 2008 was $8.6 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 6.15%, 6.40% and 5.85% at December 31, 2008, 2007 and 2006, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2008 was a 9% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.3 million. A 1% change in the assumption for health care cost trend rates would have affected 2008 plan expense by approximately $0.9 to $1.1 million and the total postretirement employee obligation by approximately $12.3 to $14.4 million, as reported in Note 10 to the financial statements on page 65. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Cost of sales” and “Selling, general and administrative expenses” in the Statements of Operations and Comprehensive Income (Loss). The expense is allocated to all business segments. In accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), at December 31, 2008 and 2007, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term. See Note 10 to the financial statements on pages 62-67 for further discussion.

Corporate allocations. Our accompanying statements of operations include allocations, prior to the spin-off, of certain costs from Potlatch directly related to our operations including: medical costs for hourly and salaried active and retired employees, hourly employees’ pension, worker’s compensation, general liability and property insurance, salaried payroll costs (payroll taxes, pension, and other payroll-related costs), equity-based compensation, management performance award or annual incentive plan, interest expense pursuant to our retained obligation agreement and a pro rata share of direct corporate administration expense for accounting, information systems, accounts payable and accounts receivable. The direct costs were charged to us based on the weighted average of the underlying employee base performing the function and payroll or invoices processed, depending on the nature of the cost. In addition to the direct costs discussed above, indirect corporate overhead costs were allocated to us based on an apportionment factor using relative revenues and assets. Selling and administration costs for Potlatch’s Wood Products segment were allocated to us based on the relative revenues of our wood products operations in relation to Potlatch’s Wood Products segment. Management believes the methodologies applied for the allocation of costs were reasonable in relation to the historical reporting of Potlatch, but may not be indicative of costs had we been a stand-alone entity, nor what they may be in the future. In association with being an independent, publicly traded company, in 2009 we expect to incur approximately $10 million in additional administrative costs compared to what was allocated and recorded for 2008.

Except for interest expense associated with our note payable to Potlatch (in connection with the retained obligation agreement further described in Note 6 to our financial statements), no interest expense or interest income was allocated from Potlatch to us prior to the spin-off.

Significant changes could have occurred in our funding and operations if we had operated as an independent stand-alone entity, including a possible change in our capital structure including other debt, which could have had a significant impact on our financial position and results of operations.

Income taxes. The conclusion that deferred tax assets are realizable is subject to certain assessments, projections and judgments made by management. In assessing whether deferred tax assets are realizable, the standard we use is whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	33

during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and amounts of taxable income we would have generated historically if we had been a stand-alone company in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code.

Based on projected taxable income over the periods for which the deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008. The amount of the deferred tax asset considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Spin-off matters. Management classified the note payable to Potlatch as current at December 31, 2008, due to the maturity of the related Potlatch credit sensitive debentures on December 1, 2009. Also, management concluded that the company was not impaired at the asset group or disposal group level at the date of the spin-off.

Components of Net Sales and Expenses

Net sales. Net sales consist of sales of consumer tissue, pulp and paperboard and wood products, net of discounts, returns and allowances and any sales taxes collected. Sales taxes, when collected, are recorded as a current liability until remitted to the appropriate governmental entities.

Cost of sales. Cost of sales expenses consist primarily of personnel costs and the cost of raw materials, including wood fiber, energy and chemicals, depreciation and repair and maintenance expenses related to our facilities and freight associated with customer shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products.

Interest expense. Interest expense is the interest allocated on the $100 million note payable to Potlatch in connection with our retained obligation agreement, as well as interest accrued in relation to the balance outstanding on our credit facility subsequent to our spin-off.

Income taxes. Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and associated offices are located, adjusted for available credits and temporary differences between reported earnings and taxable income using current tax laws and rates.

Other comprehensive loss, net of tax. Beginning in 2007, due to our adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), we are required to record comprehensive income or loss related to our defined benefit pension and other postretirement employee benefit plans for each reporting period when net gains or losses, or prior service costs or credits existing at the date of initial application of the Statement, are amortized as components of net periodic pension cost. In addition, we are required to record increases or decreases in other comprehensive income (loss) that result from the recognition of additional net gains or losses, or prior service costs or credits that arise during the year.

RESULTS OF OPERATIONS

Except for the period from December 16, 2008, through December 31, 2008, when we operated as and were accounted for as a separate public company, our results of operations and financial condition discussed below cover periods prior to the spin-off and related transactions. The historical financial and other data were prepared on a combined basis from Potlatch’s consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Potlatch’s Consumer Products and Pulp and Paperboard business and its Wood Products operations at Lewiston, Idaho, and give effect to allocations of expenses from Potlatch. Our historical financial and other data is not necessarily indicative of our future performance, nor do they necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods shown.

At December 31, 2008, our business was organized into three reporting segments: Consumer Products, Pulp and Paperboard, and Wood Products. Sales or transfers between segments are recorded as intersegment net sales based on prevailing market prices.

In the period-to-period discussion of our results of operations below, when we discuss our net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment net sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are presented before elimination of intersegment net sales.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

The following table sets forth year-to-year changes in items included in our Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007.

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2008	2007	Change
Net sales	$1,255,309	$1,183,032	$72,277
Costs and expenses:
Cost of sales	1,179,397	1,083,824	95,573
Selling, general and administrative expenses	47,428	46,801	627

	1,226,825	1,130,625	96,200

Earnings before interest and income taxes	28,484	52,407	(23,923)
Interest expense, net	(13,147)	(13,000)	(147)

Earnings before income taxes	15,337	39,407	(24,070)
Income tax provision	5,594	14,073	(8,479)

Net earnings	$9,743	$25,334	$(15,591)

Other comprehensive loss, net of tax	(76,941)	(1,286)	(75,655)

Comprehensive income (loss)	$(67,198)	$24,048	$(91,246)

Certain 2007 amounts have been reclassified to conform to the 2008 presentation. Also, see Note 15 to the financial statements.

Net sales—Total net sales increased $72.3 million, or 6%, in 2008 compared to 2007, primarily due to a 12% increase in Consumer Products net sales and a 9% increase in Pulp and Paperboard net sales, partially offset by a 31% decrease in Wood Products net sales. As discussed in detail below under “Discussion of Business Segments,” the increase in net sales was driven by higher selling prices and shipment volumes for both our consumer tissue and paperboard products. Lower lumber selling prices and decreased lumber and pulp shipments to external customers partially offset the favorable comparisons.

Cost of sales—Cost of sales were 94% and 92% of net sales, respectively, for the years ended December 31, 2008 and 2007. The increase of $95.6 million, or 9%, in 2008 over 2007 was primarily due to increased Pulp and Paperboard and Consumer Products segment expenses of 14% and 8%, respectively. As discussed below, the increase in Consumer Products expenses was largely due to increased costs for freight, energy, pulp and packaging supplies, as well as costs associated with increased shipment volumes, and the higher Pulp and Paperboard expenses were primarily driven by increased costs for wood fiber, chemical and energy and costs associated with increased shipment volumes.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $0.6 million in 2008 compared to 2007.

Interest expense—Interest expense on the note payable to Potlatch was $13.0 million in both 2008 and 2007. In addition, we incurred approximately $0.1 million of interest in the last two weeks of 2008 related to the outstanding balance on our credit facility.

Income tax provision—Our income tax provision decreased $8.5 million in 2008 compared to 2007, primarily due to decreased earnings. The effective tax rate was 36.5% for 2008 and 35.7% for 2007.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	35

Other comprehensive loss, net of tax—We recorded other comprehensive loss, net of tax, of $76.9 million for 2008, compared to a loss of $1.3 million for 2007. The substantial other comprehensive loss for 2008 was due to significant losses in the market value of our pension asset portfolio during 2008.

DISCUSSION OF BUSINESS SEGMENTS

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2008	2007	Change
Segment net sales:
Consumer Products	$504,597	$451,972	$52,625

Pulp and Paperboard:
Paperboard	644,436	569,380	75,056
Pulp	92,304	102,606	(10,302)
Other	844	1,070	(226)

	737,584	673,056	64,528
Wood Products	89,014	121,359	(32,345)

	1,331,195	1,246,387	84,808
Elimination of intersegment sales	(75,886)	(63,355)	(12,531)

Total net sales	$1,255,309	$1,183,032	$72,277

Operating income (loss):
Consumer Products	$37,321	$17,622	$19,699
percent of segment net sales before eliminations	7%	4%
Pulp and Paperboard	18,916	45,066	(26,150)
percent of segment net sales before eliminations	3%	7%
Wood Products	(14,479)	(109)	(14,370)
percent of segment net sales before eliminations	N/A	N/A

	41,758	62,579	(20,821)
Corporate and eliminations	(13,274)	(10,172)	(3,102)

Earnings before interest and income taxes	$28,484	$52,407	$(23,923)

Certain 2007 amounts have been reclassified to conform to the 2008 presentation. Also, see Note 15 to the financial statements.

Operating income for our Consumer Products segment increased $19.7 million, or 112%, in 2008 from 2007. Net sales for the segment increased $52.6 million, or 12%, in 2008 compared to 2007, primarily due to approximately $38.8 million in higher net selling prices and $13.8 million related to increased shipments. The higher net sales for 2008 were due to increases in selling prices and increased sales of premium and ultra quality tissue products. Segment expenses increased $32.9 million, or 8%, in 2008 over 2007. The increase was primarily the result of increases in freight costs of approximately $10.3 million, energy costs of approximately $5.7 million, pulp costs of approximately $5.1 million and packaging costs of approximately $5.1 million.

Operating income for our Pulp and Paperboard segment was $18.9 million in 2008, or 58% lower than 2007 operating income of $45.1 million. Net sales for the segment increased $64.5 million, or 10%, in 2008 over 2007. Paperboard net sales increased $75.1 million, or 13%, in 2008 over 2007. Higher paperboard selling prices accounted for approximately $52.5 million of the net sales increase, while higher shipment volumes accounted for approximately $22.6 million of the increase. Pulp net sales were $92.3 million in 2008, compared to $102.6 million in 2007. Decreased shipments of pulp to external customers accounted for virtually all of the decrease, as average pulp selling prices for 2008 were essentially unchanged from 2007. Expenses for the segment increased $90.7 million, or 14%, in 2008 over 2007. This increase was primarily due to higher costs of approximately $40.0 million for wood fiber, approximately $21.5 million for chemicals and approximately $17.3 million for energy. The increased wood fiber costs were largely attributable to higher chip and sawdust prices for our Idaho pulp and paperboard operation in 2008 compared to 2007. The high chip and sawdust prices were primarily the result of continued reduced supplies throughout 2008 due to the closure of a number of sawmills located in the Western United States.

The Wood Products segment reported an operating loss of $14.5 million, a significantly higher loss than the $0.1 million loss for 2007. Net sales for the segment decreased $32.3 million, or 27%, in 2008 over 2007, primarily due to an 18% decrease in shipments and a 16% decrease in selling prices for our lumber products in 2008. In 2008, we took seven weeks of downtime at our Lewiston, Idaho lumber mill. Expenses for the segment were $103.5 million, a 15% decrease compared to 2007 expenses due primarily to lower costs associated with decreased sales volumes and lower log costs.

Corporate expenses and eliminations were $13.3 million in 2008, compared to $10.2 million in 2007. The unfavorable comparison was due primarily to increased intersegment profit eliminations in 2008.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

The following table sets forth year-to-year changes in items included in our Statements of Operations and Comprehensive Income for the years ended December 31, 2007 and 2006.

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2007	2006	Change
Net sales	$1,183,032	$1,116,921	$66,111
Costs and expenses:
Cost of sales	1,083,824	1,033,602	50,222
Selling, general and administrative expenses	46,801	45,532	1,269

	1,130,625	1,079,134	51,491

Income from Canadian lumber settlement	—	8,476	(8,476)

Earnings before interest and income taxes	52,407	46,263	6,144
Interest expense, net	(13,000)	(13,000)	—

Earnings before income taxes	39,407	33,263	6,144
Income tax provision	14,073	12,400	1,673

Net earnings	$25,334	$20,863	$4,471

Other comprehensive loss, net of tax	(1,286)	—	(1,286)

Comprehensive income	$24,048	$20,863	$3,185

Certain amounts have been reclassified to conform to the 2008 presentation. Also, see Note 15 to the financial statements.

Net sales—Total net sales increased $66.1 million, or 6%, in 2007 over 2006, primarily due to a 9% increase in Pulp and Paperboard net sales, a 6% increase in Wood Products net sales and a 2% increase in Consumer Products net sales. As discussed in detail below under “Discussion of Business Segments,” the increase in net sales was driven by higher selling prices of our pulp and paperboard and consumer products, increased Pulp and Paperboard shipment volumes and stronger sales of cedar lumber products.

Cost of sales—Cost of sales were 92% and 93% of net sales, respectively, for the years ended December 31, 2007 and 2006. The increase of $50.2 million, or 5%, in 2007 over 2006 was primarily due to increased Pulp and Paperboard and Consumer Products segment expenses of 6% and 4%, respectively. As discussed below, the increase in Pulp and Paperboard expenses was primarily driven by increased wood fiber costs and the increased Consumer Products expenses were largely due to increased pulp costs.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $1.3 million in 2007 from 2006.

Income from Canadian lumber settlement—We received $8.5 million in the fourth quarter of 2006 in connection with the negotiated settlement of the softwood lumber trade dispute between the United States and Canada. The $8.5 million represented our portion of the $39.3 million settlement Potlatch received, which represented Potlatch’s total pro rata share of $500 million that was distributed to members of the Coalition for Fair Lumber Imports, of which Potlatch is a member.

Interest expense—Interest expense on the note payable to Potlatch was $13.0 million in both 2007 and 2006.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	37

Income tax provision—Our income tax provision increased $1.7 million, or 13%, in 2007 over 2006, due to increased earnings. The effective tax rate was 35.7% for 2007 and 37.3% for 2006.

Other comprehensive loss, net of tax—We recorded other comprehensive loss, net of tax, of $1.3 million for 2007.

DISCUSSION OF BUSINESS SEGMENTS

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2007	2006	Change
Segment net sales:
Consumer Products	$451,972	$444,951	$7,021

Pulp and Paperboard:
Paperboard	569,380	538,246	31,134
Pulp	102,606	77,712	24,894
Other	1,070	1,113	(43)

	673,056	617,071	55,985
Wood Products	121,359	113,347	8,012

	1,246,387	1,175,369	71,018
Elimination of intersegment sales	(63,355)	(58,448)	(4,907)

Total net sales	$1,183,032	$1,116,921	$66,111

Operating income (loss):
Consumer Products	$17,622	$25,698	$(8,076)
percent of segment net sales before eliminations	4%	6%
Pulp and Paperboard	45,066	26,064	19,002
percent of segment net sales before eliminations	7%	4%
Wood Products	(109)	6,093	(6,202)
percent of segment net sales before eliminations	N/A	5%

	62,579	57,855	4,724
Corporate and eliminations	(10,172)	(11,592)	1,420

Earnings before interest and income taxes	$52,407	$46,263	$6,144

Certain amounts have been reclassified to conform to the 2008 presentation. Also, see Note 15 to the financial statements.

Operating income for our Consumer Products segment decreased $8.1 million, or 31%, in 2007 from 2006. Net sales for the segment increased $7.0 million, or 2%, in 2007 over 2006, primarily due to approximately $22.1 million in higher selling prices, partially offset by a decrease of approximately $15.1 million related to decreased shipments. The higher net sales for 2007 were due to increased sales of premium and ultra quality tissue products, partially offset by significantly reduced sales of parent rolls. Segment expenses increased $15.1 million, or 4%, in 2007 over 2006. The increase was primarily the result of increases in pulp costs of approximately $20.2 million, employee wages and benefits of approximately $3.2 million, packaging costs of approximately $2.3 million, energy costs of approximately $2.1 million and operating supply costs of approximately $2.1 million. The increase was partially offset by lower shipment volumes that decreased expenses by approximately $16.0 million.

Operating income for our Pulp and Paperboard segment increased $19.0 million, or 73%, in 2007 over 2006. Net sales for the segment increased $56.0 million, or 9%, in 2007 over 2006. Paperboard net sales increased $31.1 million, or 6%, in 2007 over 2006. Higher paperboard selling prices accounted for approximately $30.0 million of the net sales increase, while higher shipment volumes accounted for approximately $1.1 million of the increase. Pulp net sales increased $24.9 million, or 32%, in 2007 over 2006. Higher selling prices accounted for approximately $19.9 million of the net sales increase, while higher shipment volumes accounted for approximately $5.0 million of the increase. Expenses for the segment increased $37.0 million, or 6%, in 2007 over 2006. This increase was primarily due to approximately $38.0 million in higher wood fiber costs largely attributable to higher chip and sawdust prices for our Idaho pulp and paperboard operation in 2007 as compared to 2006. The high chip and sawdust prices were primarily the result of reduced supply due to the closure of a number of sawmills located in the Western United States.

The Wood Products segment reported an operating loss of $0.1 million for 2007, compared to operating income of $6.1 million for 2006, which included $8.5 million of income associated with the negotiated settlement of the Canadian softwood lumber agreement. Net sales for the segment increased $8.0 million, or 7%, in 2007 over 2006, primarily due to stronger sales of our cedar lumber products in 2007. Expenses for the segment increased $14.2 million, or 13%, in 2007 over 2006, largely due to higher log costs and costs associated with increased sales volumes.

Corporate expenses and eliminations were $10.2 million in 2007, compared to $11.6 million in 2006. The favorable comparison was due primarily to lower intersegment profit eliminations in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our financial resources were provided by Potlatch, which managed cash and debt on a centralized basis. Our cash receipts were transferred to Potlatch on a daily basis and Potlatch funded our cash disbursements.

At December 31, 2008, our financial position included debt of $150.0 million, including $50.0 million in borrowings under our revolving credit facility, compared to the balance at December 31, 2007 of $100.0 million. Stockholders’ equity at December 31, 2008, was $181.0 million, compared to the December 31, 2007, balance of $268.0 million. The ratio of debt to stockholders’ equity was 0.83 to 1 at December 31, 2008, compared to 0.37 to 1 at December 31, 2007.

The following table presents information regarding our cash flows for the years ended December 31, 2008, 2007 and 2006.

Cash Flows Summary

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2008	2007	2006
Net cash provided by operating activities	$42,058	$108,500	$96,034
Net cash used for investing activities	(31,531)	(20,499)	(27,447)
Net cash used for financing activities	(7,318)	(88,162)	(68,550)

Change in cash	3,209	(161)	37
Balance at beginning of period	9	170	133

Balance at end of period	$3,218	$9	$170

Working capital totaled $14.0 million at December 31, 2008, compared to $128.5 million at December 31, 2007. The significant changes in the components of working capital were as follows:

¡

Our combined notes payable balance was $150.0 million at December 31, 2008, which consisted of the $100.0 million note payable to Potlatch on December 1, 2009, and outstanding borrowings of $50.0 million on our credit facility. There were no notes payable classified as current at December 31, 2007.

¡	Inventories increased $11.9 million due primarily to increased log, chip and pulp inventories for our Pulp and Paperboard segment.

Net cash provided by operating activities in 2008 totaled $42.1 million, compared with $108.5 million in 2007 and $96.0 million in 2006. The unfavorable 2008 comparison to 2007 was due to cash used for working capital requirements in 2008, compared to cash provided from working capital changes in 2007, and lower net earnings in 2008 versus 2007. The favorable 2007 to 2006 comparison was primarily due to a larger amount of cash provided from working capital changes in 2007.

Net cash used for investing activities was $31.5 million in 2008, $20.5 million in 2007 and $27.4 million in 2006. The unfavorable comparison of 2008 to 2007 was due to an increase in short-term investments. The smaller amount of cash used for investing in 2007 compared to 2006 was due to capital expenditures of $20.5 million in 2007 compared to $27.5 million 2006.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	39

Net cash used for financing activities was $7.3 million in 2008, compared to $88.2 million in 2007 and $68.6 million in 2006. Cash used for financing activities in 2008, 2007 and 2006 primarily consisted of net payments to Potlatch in accordance with Potlatch’s centralized approach to cash management prior to the spin-off. Partially offsetting the net payments to Potlatch in 2008 were increases in notes and other short-term payables totaling $66.5 million, which included $50 million in borrowings under our revolving credit facility outstanding at December 31, 2008.

Our estimated capital expenditures for 2009 are expected to be between $15 million and $20 million. We expect the majority of our capital budget to be spent on various discretionary, high-return projects for the Consumer Products and Pulp and Paperboard segments, as well as various routine general replacement projects for each of our segments.

DIVIDEND POLICY

We have not paid any dividends since the spin-off, although we may pay cash dividends on our common stock in the future. The declaration and amount of any dividends, however, will be determined by our board of directors and will depend on our earnings, our compliance with the terms of our revolving credit facility that limit our ability to pay dividends, and any other factors that our board of directors believes are relevant.

DEBT ARRANGEMENTS

Our retained obligation agreement with Potlatch reflects our agreement to pay the principal and interest due on the $100.0 million principal amount of credit sensitive debentures previously issued by an affiliate of Potlatch. We are obligated to make an interest payment on June 1, 2009 and to pay $100.0 million of principal plus accrued interest on December 1, 2009.

The amount of interest due on the debentures is based upon the lower of Potlatch’s credit ratings applicable to the debentures as established by S&P or Moody’s. The following table denotes the interest rate applicable based on various credit ratings:

RATINGS
S&P	MOODY’S	APPLICABLE RATE (%)
AAA	Aaa	8.825
AA+ – AA-	Aa1 – Aa3	8.925
A+ – BBB	A1 – Baa2	9.125
BBB-	Baa3	9.425
BB+	Ba1	12.500
BB	Ba2	13.000
BB-	Ba3	13.500
B+ or lower	B1 or lower	14.000

Potlatch’s current credit ratings are BB+ from S&P and Ba1 from Moody’s, and accordingly the interest rate currently applicable to the debentures is 12.5% per year. In the event Potlatch’s credit rating declines and the interest rate applicable to the debentures increases, we are required to pay interest on the debentures at the then applicable rate, which could be as high as 14.0% per year. Conversely, if Potlatch’s credit rating improves, the applicable interest rate we would pay would be lower.

Under the retained obligation agreement, we are obligated to use commercially reasonable efforts to issue, as soon as reasonably practical, debt or equity securities, or to borrow money from one or more financial institutions or other lenders, on terms reasonably acceptable to us, in an aggregate amount sufficient to pay all amounts owing under the debentures. Concurrently with our receipt of cash proceeds from any disposition of assets equal to or in excess of $50 million, or any equity issuance or debt incurrence other than cash proceeds from our expected $125 million revolving credit facility, we are obligated to apply the proceeds to the remaining payment obligations on the debentures. If the cash proceeds from any equity issuance, debt incurrence or disposition are insufficient to satisfy all of the payment obligations on the debentures, we are obligated to transfer the cash proceeds into an escrow account in which Potlatch will have a first priority security interest. However, we are not required to draw from our revolving credit facility to satisfy our obligations under the retained obligation agreement.

In the event we are unable to timely pay, and Potlatch thereafter pays any principal or interest due under the debentures, we will be deemed to have received a loan from Potlatch in the amount of the shortfall and we will be obligated to issue a promissory note to Potlatch equal to that amount. All amounts owing under any promissory note issued by us to Potlatch will be due and payable on December 1, 2011. Any promissory note, to the extent issued in connection with our failure to timely make an interest payment on the debentures, will initially accrue interest at a rate per annum equal to the rate of interest applicable to the debentures at the time the note is issued or at maturity of the debentures, plus one percent and after December 1, 2010 until December 1, 2011, the rate of interest applicable to the debentures immediately prior to their maturity plus two percent. In the event we issue a promissory note to Potlatch, we will be obligated to use commercially reasonable efforts prior to the maturity date to issue, as soon as reasonably practical, debt or equity securities or to borrow money, on terms reasonably acceptable to us, in an aggregate amount sufficient to prepay all amounts owing under the promissory note. As security for any promissory note issued by us to Potlatch, we will grant Potlatch a security interest in our real property, fixtures and equipment at our Arkansas pulp and paperboard facility.

The retained obligation agreement contains covenants that limit or restrict our ability to:

¡	create, assume or incur liens on our assets;

¡	enter into sale-leaseback arrangements;

¡	sell or transfer any assets with an aggregate value in excess of $10.0 million that may be collateral for our obligations under any promissory note, without the prior written consent of Potlatch;

¡	consolidate with or merge with another entity; and

¡	transfer our properties and assets to another entity.

CREDIT ARRANGEMENTS

On November 26, 2008, we entered into a four-year $125 million revolving credit facility with certain financial institutions. One day prior to the spin-off, we drew $50 million from the revolving credit facility and transferred that amount to a Potlatch affiliate. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus 65% of our eligible inventory, or $125 million, in each case less a $10 million borrowing capacity reserve. Additional reserve requirements may be established by the agent bank, as deemed necessary. Subject to certain conditions and agreements by the lenders, the $10 million borrowing capacity reserve may be made available for borrowing. We also entered into deposit account control agreements with our lenders pursuant to our revolving credit facility.

As of December 31, 2008, there were $50 million in borrowings outstanding under the credit facility, and approximately $1.7 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.75% and 3.50% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 1.00% and 1.75% for other loans. The percentage margin on all loans is based on our last twelve month’s fixed charge coverage ratio, which is recalculated on a quarterly basis. As of December 31, 2008, the weighted average interest rate on the $50 million of borrowings outstanding under the credit facility was approximately 6.75%, and we would have been permitted to draw an additional $63.4 million under the credit facility. As of the date of this report, we are eligible to borrow under the credit facility at LIBOR plus 3.00%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of December 31, 2008, the fixed charge coverage ratio for the last twelve months was 2.2 to 1.0.

We expect that our primary liquidity requirements will be for debt service under the retained obligation agreement and the credit facility, capital expenditures, payments of dividends, if any, and working capital requirements.

Our obligations under the revolving credit facility are secured by all of our accounts receivable and inventory. The credit facility agreement contains various provisions that limit our discretion in the operation of our business by restricting our ability to, among other things:

¡	pay dividends or repurchase equity interests from our stockholders;

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	41

¡	create, incur or guarantee certain debt;

¡	incur liens on certain properties;

¡	make capital expenditures in amounts in excess of those permitted under the revolving credit agreement;

¡	enter into certain affiliate transactions;

¡	modify the retained obligation agreement without the consent of our lenders;

¡	enter into certain hedging arrangements; and

¡	consolidate with or merge with another entity.

With the borrowing transactions described above, we are significantly leveraged and will be required to apply a significant amount of cash to service our debt obligations. As of December 31, 2008, we had $150.0 million of aggregate indebtedness and up to $63.4 million of additional borrowing capacity depending on the amount of our eligible accounts receivable and inventory. We expect to periodically draw upon our revolving credit facility to meet cash requirements depending on cash flows from operations.

We are currently rated at BB- with a stable outlook by Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash in the future, which will be subject to the successful operation of our business, as well as general economic, competitive and other factors outside of our control. Based on our current level of operations, we believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to meet our future cash needs for the next 12 months. However, we expect that outside financing will be necessary in order to satisfy our obligations under the retained obligation agreement discussed above. Pursuant to certain conditions of our revolving credit facility, the maturity of our facility will be accelerated to September 1, 2011, if we are unable to refinance the $100 million credit sensitive debentures by that date.

We cannot be certain, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we make substantial capital expenditures or consummate an acquisition, our debt service requirements could increase. We may be required to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2008. Portions of the amounts shown are reflected in our financial statements and accompanying notes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to relevant financial statement notes that include a detailed discussion of the item.

	PAYMENTS DUE BY PERIOD
(Dollars in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Borrowings under revolving credit facility[1]	$50,000	$50,000	$—	$—	$—
Note payable to Potlatch[1]	100,000	100,000
Interest on notes payable[1]	12,500	12,500	—	—	—
Supply, Transition Services and related agreements with Potlatch[2]	180,280	58,127	107,935	13,851	367
Operating leases[3]	43,494	8,717	11,872	7,264	15,641
Purchase obligations[4]	79,338	50,238	11,930	11,020	6,150
Other obligations[5]	292,887	76,037	49,619	71,863	95,368

Total	$758,499	$355,619	$181,356	$103,998	$117,526

[1]

For more information regarding specific terms of our four-year revolving credit facility and our note payable to Potlatch, see the discussion under the headings “Debt Arrangements” and “Credit Arrangements” on pages 40-42.

42

[2]

Represents payment obligations under the Lumber Sales and Marketing, Lease and Option, Log Supply, Hog Fuel Supply, St. Maries Residuals Sales and Transition Services agreement entered into in connection with the spin-off and described in Item 13 above on page 24. Amounts shown in the table for these agreements use applicable market prices from December 2008 where specific fixed prices are not contained in the agreement. For purposes of the amounts shown in the table, we have assumed that each of these agreements will expire at the end of their initial term and will not be renewed by the parties.

[3]	See Note 11, “Commitments and Contingencies,” in the notes to financial statements.

[4]

Purchase obligations consist primarily of trade accounts payable as of December 31, 2008, contracts for the purchase of raw materials (primarily pulp) from third parties other than Potlatch, contracts for outside wood chipping, contracts with railroads and contracts with natural gas and electricity providers.

[5]

Included in other obligations are accrued liabilities and accounts payable (other than trade accounts payable) as of December 31, 2008, as well as payments on qualified pensions and postretirement employee benefit plans. Payments on qualified pension plans are based on estimated minimum required contributions for years 1-5. Payments on postretirement employee benefit plans are based on expected future benefit payments as disclosed in Note 10, “Savings, Pension and Other Postretirement Employee Benefit Plans,” to the financial statements for years 1-5.

OFF-BALANCE SHEET ARRANGEMENTS

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ENVIRONMENTAL

Our operating facilities are subject to rigorous federal and state environmental regulation governing air emissions, wastewater discharges, and solid and hazardous waste management. We endeavor to comply with all environmental regulations and regularly monitor our activities to ensure compliance. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $0.6 million during 2008 and are expected to be approximately $1.7 million in 2009. There are currently no pending unresolved enforcement-related actions at any of the facilities.

Our pulp mill in Idaho discharges treated mill effluent into the nearby Snake River. Federal law requires that we comply with provisions of a National Pollution Discharge Elimination System, or NPDES, permit. In March 2005, the Environmental Protection Agency, or EPA, issued the current NPDES permit for the Idaho pulp mill. The NPDES permit requires, among other matters, a significant reduction in biochemical oxygen demand over the five-year period of the permit and also requires a reduction in the temperature of the effluent during the months of July, August and September each year. We have completed physical modifications to the effluent system to meet the requirements of this permit. Our Idaho facility uses an off-site landfill for disposing of ash and solid waste. Primary clarifier sludge is burned as a fuel in a boiler on-site.

Our Arkansas facility has an on-site industrial landfill for disposal of sludge, lime, and recausticizing process solids. This landfill has an estimated remaining life of approximately 20 years. The mill complies with an NPDES permit that was renewed in 2007.

Our Idaho and Arkansas facilities are both Environmental Protection Agency Cluster Rule compliant. The EPA has developed Maximum Achievable Control Technology, or MACT, standards for air emissions from pulp and paper facilities. We have complied with the applicable MACT standards.

Our Consumer Products segment’s manufacturing operations routinely produce air emissions, water discharges and solid waste, all of which are managed in accordance with federal and state environmental laws and regulations.

Our facilities are currently in substantial compliance with applicable environmental laws and regulations. We cannot be certain, however, that situations that may give rise to material environmental liabilities will not be discovered or that the enactment of new environmental laws or regulations or changes in existing laws or regulations will not require significant expenditures by us.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	43

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility and credit rate risk on our notes payable in relationship to our retained obligation for Potlatch’s credit sensitive debentures.

As of December 31, 2008, there were $50.0 million of borrowings outstanding under our secured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on our outstanding credit facility borrowings of $50.0 million at December 31, 2008, would have a $0.5 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of December 31, 2008, these contracts covered approximately 39% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for 2009, plus lesser amounts for 2010.

All of our non-U.S. sales are denominated in U.S. dollars and accordingly we are not subject to currency exchange risks associated with the receipt of payments in foreign currencies.

Quantitative Information about Market Risks

(Dollars in millions)	EXPECTED MATURITY DATE
	2009	2010	2011	2012	2013	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$100	$—	$—	$—	$—	$—	$100
Average interest rate	12.5%	—%	—%	—%	—%	—%	12.5%
Fair value at 12/31/08							$78

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	45

Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands – except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31
	2008	2007	2006
Net sales (as restated for 2007 and 2006—See Note 15)	$1,255,309	$1,183,032	$1,116,921

Costs and expenses:
Cost of sales	1,179,397	1,083,824	1,033,602
Selling, general and administrative expenses (as restated for 2007 and 2006—See Note 15)	47,428	46,801	45,532

	1,226,825	1,130,625	1,079,134

Income from Canadian lumber settlement	—	—	8,476

Earnings before interest and income taxes	28,484	52,407	46,263
Interest expense, net	(13,147)	(13,000)	(13,000)

Earnings before income taxes	15,337	39,407	33,263
Income tax provision	5,594	14,073	12,400

Net earnings	$9,743	$25,334	$20,863

Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net loss arising during the period, net of tax of $(48,685), $(3,263), and $—	(76,149)	(5,103)	—
Prior service (cost) credit arising during the period, net of tax of $(1,183), $1,290 and $—	(1,851)	2,017	—
Amortization of actuarial loss included in net periodic cost, net of tax of $1,264, $1,602 and $—	1,977	2,505	—
Amortization of prior service credit included in net periodic cost, net of tax of $(588), $(451) and $—	(918)	(705)	—

Other comprehensive loss, net of tax	(76,941)	(1,286)	—

Comprehensive income (loss)	$(67,198)	$24,048	$20,863

Net earnings per common share:
Basic	$0.86	$2.23	$1.84
Diluted	0.86	2.23	1.84

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

Balance Sheets

(Dollars in thousands – except per-share amounts)

	AT DECEMBER 31
	2008	2007
ASSETS
Current assets:
Cash	$3,218	$9
Short-term investments	10,800	—
Receivables, less allowance for doubtful accounts of $1,121 and $760	104,030	95,193
Inventories	154,351	142,483
Deferred tax assets	14,772	8,646
Prepaid expenses	2,408	1,400

Total current assets	289,579	247,731

Land	4,729	4,729
Plant and equipment, net of accumulated depreciation of $1,205,405 and $1,158,042	385,138	408,343
Pension assets	—	37,064
Other assets	3,820	86

	$683,266	$697,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$50,000	$—
Note payable to Potlatch	100,000	—
Accounts payable and accrued liabilities	116,471	111,222
Current liability for pensions and other postretirement employee benefits	9,086	7,961

Total current liabilities	275,557	119,183

Note payable to Potlatch	—	100,000
Liability for pensions and other postretirement employee benefits	221,649	132,676
Other long-term obligations	3,234	3,242
Deferred taxes	1,837	74,820
Stockholders’ equity:
Potlatch’s net investment	—	317,240
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 11,354,542 and 1,000 shares issued	1	—
Additional paid-in capital	307,522	—
Retained deficit	(385)	—
Accumulated other comprehensive loss, net of tax of $(80,652) and $(31,460)	(126,149)	(49,208)

Total stockholders’ equity	180,989	268,032

	$683,266	$697,953

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	47

Statements of Cash Flows

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007	2006
CASH FLOWS FROM OPERATIONS
Net earnings	$9,743	$25,334	$20,863
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	46,954	51,325	54,290
Deferred taxes	4,934	(8,125)	8,342
Equity-based compensation expense	2,322	3,299	1,350
Employee benefit plans	1,084	(1,036)	3,041
(Gain) loss on disposal of plant and equipment	(213)	65	368
Decrease (increase) in receivables	(8,837)	18,780	(21,238)
Decrease (increase) in inventories	(13,960)	(8,548)	32,086
Decrease (increase) in prepaid expenses	(462)	417	(684)
Increase in taxes payable	814	18,114	4,561
Increase (decrease) in accounts payable and accrued liabilities	1,255	8,875	(834)
Increase in other assets	(1,576)	—	—
Funding of qualified pension plans	—	—	(6,111)

Net cash provided by operating activities	42,058	108,500	96,034

CASH FLOWS FROM INVESTING
Change in short-term investments	(10,800)	—	—
Additions to plant and equipment	(21,306)	(20,531)	(27,505)
Other, net	575	32	58

Net cash used for investing activities	(31,531)	(20,499)	(27,447)

CASH FLOWS FROM FINANCING
Net payments to Potlatch	(79,882)	(88,494)	(68,844)
Change in book overdrafts	8,846	—	—
Increase in notes payable	50,000	—	—
Payable to Potlatch	16,529	—	—
Deferred loan fees	(2,753)	—	—
Other, net	(58)	332	294

Net cash used for financing activities	(7,318)	(88,162)	(68,550)

Increase (decrease) in cash	3,209	(161)	37
Balance at beginning of year	9	170	133

Balance at end of year	$3,218	$9	$170

We paid no interest or income taxes, nor did we receive any income tax refunds, in 2008, 2007 and 2006, due to Potlatch’s centralized approach to cash management prior to the spin-off.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Potlatch’s Net Investment	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	—	$—	$—	$—	$423,951	$—	$423,951
Net earnings	—	—	—	—	20,863	—	20,863
Adjustment to initially apply SFAS No. 158, net of tax of $(30,639)	—	—	—	—	—	(47,922)	(47,922)
Net transactions with Potlatch Corporation	—	—	—	—	(68,120)	—	(68,120)

Balance, December 31, 2006	—	$—	$—	$—	$376,694	$(47,922)	$328,772
Net earnings	—	—	—	—	25,334	—	25,334
Pension and OPEB, net of tax of $(822)	—	—	—	—	—	(1,286)	(1,286)
Net transactions with Potlatch Corporation	—	—	—	—	(84,788)	—	(84,788)

Balance, December 31, 2007	—	$—	$—	$—	$317,240	$(49,208)	$268,032
Net earnings	—	—	—	(385)	10,128	—	9,743
Restricted stock unit awards	—	—	172	—	—	—	172
Pension and OPEB, net of tax of $(49,192)	—	—	—	—	—	(76,941)	(76,941)
Net transactions with Potlatch Corporation	—	—	—	—	(20,017)	—	(20,017)
Spin-off from Potlatch Corporation	11,355	1	307,350	—	(307,351)	—	—

Balance, December 31, 2008	11,355	$1	$307,522	$(385)	$—	$(126,149)	$180,989

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	49

Summary of Principal Accounting Policies

SPIN-OFF

On December 1, 2008, Potlatch Corporation’s board of directors approved the distribution of our common stock to Potlatch’s stockholders in a tax-free spin-off, which we refer to in this report as the “spin-off.” On December 16, 2008, Potlatch Corporation, which we refer to in this report as Potlatch, distributed 100% of the issued and outstanding shares of our common stock to the holders of record on Potlatch common stock as of the close of business on December 9, 2008. Each Potlatch stockholder received one share of our common stock for every 3.5 shares of Potlatch common stock held on the record date. Unless the context otherwise requires or unless otherwise indicates, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “our company” and “us” refer:

¡	for all periods prior to the spin-off, to the Consumer Products, Pulp and Paperboard and Wood Products businesses separated from Potlatch Corporation in the spin-off; and

¡	for all periods following the spin-off, to Clearwater Paper Corporation.

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

These financial statements include the financial condition and results of operations of our Consumer Products segment, Pulp and Paperboard segment, Wood Products segment and corporate administration. All significant transactions and balances between operations within the company have been eliminated. The financial statements and information in this report for periods prior to the spin-off were derived from the historical accounting records of Potlatch on a carve-out basis. Our historical operating results and cash flows may not be indicative of what they would have been had we been a stand-alone entity, nor are they necessarily indicative of what our operating results and cash flows may be in the future.

Our statements of operations include allocations, prior to the spin-off, of certain costs from Potlatch directly related to our operations, including: medical costs for hourly and salaried active and retired employees, hourly employees’ pension, worker’s compensation, general liability and property insurance, salaried payroll costs (payroll taxes, pension and other payroll-related costs), equity-based compensation, management performance award and annual incentive plan, and a pro-rata share of direct corporate administration expense for accounting, information systems, accounts payable and accounts receivable. The direct costs were charged to us based on the weighted average of the underlying employee base performing the function and payroll or invoices processed, depending on the nature of the cost. In addition to the direct costs associated with our operations, indirect corporate overhead costs were allocated to us based on an apportionment factor using relative revenues and assets. Selling and administration costs for Potlatch’s Wood Products segment were allocated to us based on the relative revenues of our wood products operations in relation to Potlatch’s entire Wood Products segment. Management believes the methodologies applied for the allocation of costs were reasonable in relation to the historical reporting of Potlatch, but may not be indicative of costs had we been a stand-alone entity, nor what they may be in the future.

Except for our note payable to Potlatch (in connection with the retained obligation further described in Note 6) and related interest expense, no long-term debt or current debt and related interest costs were allocated to us by Potlatch.

POTLATCH’S NET INVESTMENT

Prior to the spin-off, investments by and advances from Potlatch represented Potlatch’s interest in our recorded net assets. Potlatch used a centralized approach to cash management and the financing of our operations. As a result, none of Potlatch’s cash or cash equivalents were allocated to us in the financial statements, except for one local bank account. Except for amounts shown as a note payable to Potlatch (in connection with the retained obligation agreement further described in Note 6 to our financial statements), all transactions between Potlatch and us, including those involving shared assets and liabilities, flowed through Potlatch’s net investment account. Balances related to purchases and sales between Potlatch and us are also reflected in Potlatch’s net investment, with the net changes in this account reflected as financing activities in the accompanying statements of cash flows for periods prior to the spin-off.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to in this report as U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant areas requiring the use of estimates and measurement of uncertainty include the allocations of assets, liabilities and costs described above, determination of net realizable value for deferred tax assets, assessment of impairment, environmental matters, and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.

EMPLOYEES

As of December 31, 2008, we had approximately 2,460 employees, of which approximately 1,040 were employed by our Consumer Products segment, approximately 1,050 were employed by our Pulp and Paperboard segment, approximately 300 were employed by our Wood Products segment and approximately 70 were corporate administration employees. This workforce consisted of approximately 670 salaried and fixed rate employees, approximately 1,760 hourly employees and 30 temporary or part-time employees. As of December 31, 2008, approximately 65% of the workforce was covered under collective bargaining agreements.

Unions represent hourly employees at our Idaho and Arkansas facilities. Hourly union labor contracts expiring in 2009 are set forth below:

CONTRACT EXPIRATION DATE	LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
July 31	Pulp and Paperboard Division Arkansas	United Steel Workers	225

EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 128, Earnings Per Share. The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share:

	2008	2007	2006
Basic average common shares outstanding	11,354,542	11,354,542	11,354,542
Incremental shares due to:
Restricted stock units	—	—	—

Diluted average common shares outstanding	11,354,542	11,354,542	11,354,542

Basic earnings per common share	$0.86	$2.23	$1.84

Diluted earnings per common share	$0.86	$2.23	$1.84

For the year ended December 31, 2008, 282,469 restricted stock units were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. There were no RSUs outstanding for the years ended December 31, 2007 and 2006. The basic average common shares outstanding as of the spin-off date were utilized for the 2007 and 2006 periods presented above.

EQUITY-BASED COMPENSATION

In connection with the spin-off, our Board approved and adopted, and Potlatch, in its capacity as our sole stockholder, approved, the Clearwater Paper Corporation 2008 Stock Incentive Plan. The Plan provides for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options, or stock appreciation rights to selected employees, outside directors and consultants of the Company. Under the Plan we are authorized to issue up to approximately 1.7 million shares. The 2008 Stock Incentive Plan became effective on December 16, 2008.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	51

Prior to the spin-off, certain of our employees participated in Potlatch’s stock incentive programs, under which stock options, performance share awards and restricted stock unit awards were outstanding. After the spin-off on December 16, 2008, some of our employees continued to hold options to purchase Potlatch stock, which generally may be exercised, up to the original expiration date, so long as the holder remains employed with us. The outstanding options, all of which were vested prior to the spin-off, are for the purchase of Potlatch stock and remain the obligation of Potlatch after the spin-off.

As of the spin-off date, the performance share and RSU awards previously granted to our employees by Potlatch were automatically cancelled, per the terms of the awards, as a result of the spin-off. Under the employee matters agreement we entered into with Potlatch in connection with the spin-off, we agreed to issue new equity awards of equivalent value to replace the equity awards previously received from Potlatch. Replacement awards were granted in the form of RSU grants. The awards will accrue dividend equivalents, if any are paid, based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of the awards state that the awards will vest after a set period of time has passed, which is equivalent to the remaining vesting or settlement period associated with the original Potlatch instruments.

As required by SFAS No. 123R, we prepared a calculation as of the date of the spin-off, to determine whether any additional compensation cost existed for any excess of the fair value of the modified replacement awards granted by us over the fair value of the original Potlatch performance share and restricted stock unit awards. The resulting additional expense is being recognized over the remaining vesting period for each outstanding grant.

INVENTORIES

Inventories are stated at the lower of current average cost or market, except that the last-in, first-out (LIFO) method is used to determine cost of logs, chips, sawdust and the majority of our lumber. The average cost method is used to determine cost of all other inventories.

PROPERTIES

Land, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Estimated useful lives range from 30 to 40 years for buildings and structures and 2 to 25 years for equipment.

LONG-LIVED ASSETS

Long-lived assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to the spin-off, we were part of Potlatch and for the purposes of U.S. federal and state income taxes were not directly subject to income taxes, but our business segments were included in the income tax returns filed under our name, Potlatch Forest Products Corporation, as a taxable real estate investment trust, or REIT, subsidiary of Potlatch. Our provision for income taxes through the spin-off was determined on a separate return basis and based on earnings reported in our statements of operations and comprehensive income (loss).

REVENUE RECOGNITION

We recognize revenue when there is persuasive evidence of a sales agreement, the price to the customer is fixed and determinable, collection is reasonably assured, and title and the risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. Revenue from both domestic and foreign sales of pulp and paperboard and consumer tissue products can have shipping terms of either FOB shipping point or FOB destination or other shipping terms, depending upon the sales agreement with the customer. Sales of lumber and related by-products can have shipping terms of either FOB shipping point or FOB destination, depending upon the sales agreement with the customer.

Although we do not have a single customer that accounts for more than 10% of our total net sales, our Consumer Products segment sells a majority of its products to three national grocery store chains, which combined account for approximately 58% of the Consumer Products segment’s net sales and approximately 23% of our total net sales.

We provide for trade promotions, customer cash discounts, customer returns and other deductions as reductions to revenues in the same period as the related revenues are recognized. Provisions for these items are determined based on historical experience or specific customer arrangements. The following table summarizes the total amount of trade promotions, customer cash discounts, customer returns and other deductions as a percentage of gross billings by business segment for each of the years ended December 31, 2008, 2007 and 2006. The majority of the Consumer Products segment’s deductions are related to trade promotions.

	2008	2007	2006
Consumer Products	23%	25%	24%
Pulp and Paperboard	3%	4%	4%
Wood Products	1%	1%	1%

Revenue is recognized net of any sales taxes collected. Sales taxes, when collected, are recorded as a current liability and remitted to the appropriate governmental entities.

SHIPPING AND HANDLING COSTS

Costs for shipping and handling of manufactured goods are included in cost of sales expenses in our statements of operations and comprehensive income (loss).

ENVIRONMENTAL

As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities that are not within the scope of SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation, or FIN, No. 47, Accounting for Conditional Asset Retirement Obligations, are established in accordance with SFAS No. 5, Accounting for Contingencies. We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related liabilities are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental liabilities and, as additional information becomes known, our estimates may change significantly. Our estimates of our environmental liabilities do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	53

terms. In those instances in which our estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, we do not believe that we will be exposed to additional material liability as a result of non-performance by such third parties. Currently, we are not aware of any material environmental liabilities and have accrued for only specific environmental remediation costs that we have determined are probable and reasonably estimable.

Fees for professional services associated with environmental and legal issues are expensed as incurred.

CANADIAN LUMBER SETTLEMENT

In 2002, the United States imposed duties on imported lumber from Canada in response to a dispute over the stumpage pricing policies of some provincial governments. In October 2006, the United States and Canada reached a final negotiated agreement to end the trade dispute, at which time the United States ceased collecting duties on Canadian softwood lumber imports, and Canada initiated the imposition of taxes or quotas on Canadian softwood exports in accordance with the terms of the settlement agreement. The agreement also required the United States to return to Canada approximately U.S. $5 billion of duties the United States had collected on Canadian softwood lumber imports. Canada, in turn, was required to pay approximately U.S. $1 billion to the United States, of which approximately U.S. $500 million was distributed to members of the Coalition for Fair Lumber Imports, of which Potlatch was a member. In the fourth quarter of 2006, Potlatch received a total of $39.3 million, which represented its pro rata share of the total $500 million returned to the coalition. Of the $39.3 million, approximately $8.5 million was allocated to our Wood Products segment, and is reflected in the 2006 operating income of such segment.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 (as amended by FASB Staff Position, or FSP, FAS No. 157-2) is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis in the financial statements, the statement is effective for fiscal years beginning after November 15, 2008. With the exception of the deferred portion of SFAS No. 157, we adopted this Statement effective January 1, 2008, which did not have a material effect on our financial condition and results of operations. We do not expect adoption of the deferred portion of this Statement on January 1, 2009, will have a material effect on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement requires all companies to report noncontrolling or minority interests in subsidiaries as equity in the financial statements. The intention of SFAS No. 160 is to eliminate the diversity in practice regarding the accounting for transactions between a company and noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect adoption of this Statement on January 1, 2009, will have a material effect on our financial condition and results of operations.

In December 2007, the FASB also issued SFAS No. 141 (Revised 2007), Business Combinations. This revised Statement, which we refer to as SFAS No. 141R, is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption of this Statement is not expected to have a material effect on our financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of this Statement is not expected to have a material effect on our financial condition and results of operations. However, we are currently reviewing what effect, if any, this Statement will have on our financial statement disclosures.

In December 2008, the FASB issued Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits to provide guidance on an employers’ disclosures about assets of a defined pension or other postretirement plan. The additional disclosures include investment policies and strategies, categories of plan assets, and information about the fair value measurements of plan assets. The disclosures required by this Staff Position are effective for fiscal years ending after December 15, 2009. Adoption of this Statement is not expected to have a material effect on our financial condition and results of operations. However, we are currently reviewing the effect this Statement will have on our financial statement disclosures.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2008 presentation.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	55

Notes to Financial Statements

Note 1.	Short-Term Investments

Our short-term investments are invested in time or demand deposits, certificates of deposit and U.S. Treasury and U.S. government agency obligations, all of which have very short maturity periods, and they therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.

Note 2.	Inventories

(Dollars in thousands)	2008	2007
Logs, pulpwood, chips and sawdust	$26,173	$11,999
Lumber	12,509	7,857
Pulp, paperboard and tissue products	73,798	81,589
Materials and supplies	41,871	41,038

	$154,351	$142,483

Valued at lower of cost or market:
LIFO basis	$38,036	$19,331
Average cost basis	116,315	123,152

	$154,351	$142,483

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine the cost of logs, chips, sawdust and the majority of our lumber. The average cost method is used to determine the cost of all other inventories. If the LIFO inventory had been priced at lower of current average cost or market, the values would have been approximately $27.8 million and $10.8 million higher at December 31, 2008 and 2007, respectively. Reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by $0.4 million, $0.1 million and $0.2 million in 2008, 2007 and 2006, respectively.

Note 3.	Plant and Equipment

(Dollars in thousands)	2008	2007
Land improvements	$45,481	$45,461
Buildings and structures	180,151	179,257
Machinery and equipment	1,346,994	1,328,077
Construction in progress	17,917	13,590

	$1,590,543	$1,566,385

Depreciation expense totaled $46.9 million, $51.3 million and $54.3 million in 2008, 2007 and 2006, respectively.

Our estimated capital expenditures for 2009 are expected to be between $15 million and $20 million.

Note 4.	Other Assets

(Dollars in thousands)	2008	2007
Deferred charges	$2,177	$19
Deposits	1,576	—
Noncurrent investments	67	67

	$3,820	$86

Note 5.	Income Taxes

The income tax provision is comprised of the following:

(Dollars in thousands)	2008	2007	2006
Current	$660	$22,198	$4,058
Deferred	4,934	(8,125)	8,342

Income tax provision	$5,594	$14,073	$12,400

At December 31, 2008 we had a $12.5 million net operating loss carryforward for federal income tax purposes which is available to offset future federal taxable income through 2028. We have an additional $36.5 million of state net operating loss carryforwards which are available to offset future state taxable income generally through 2028.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before income taxes due to the following:

(Dollars in thousands)	2008	2007	2006
Computed expected tax provision	$5,368	$13,793	$11,642
State and local taxes, net of federal income tax impact	613	1,437	1,090
State investment tax credits	(1,010)	—	—
Federal manufacturing deduction	—	(1,265)	(125)
Extraterritorial income exclusion	—	—	(285)
Other	623	108	78

Income tax provision	$5,594	$14,073	$12,400

Effective tax rate	36.5%	35.7%	37.3%

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)	2008	2007
Deferred tax assets:
Employee benefits	$6,322	$4,839
Postretirement employee benefits	54,687	53,463
Inventories	3,638	242
Incentive compensation	3,159	—
Pensions	35,715	—
Federal and state credit carryforward	6,007	—
Net operating loss carryforward	6,329	—
Other	2,586	1,343

Total deferred tax assets	118,443	59,887
Valuation allowance	(3,668)	—

Deferred tax assets, net of valuation allowance	$114,775	$59,887

Deferred tax liabilities:
Plant and equipment	$(101,840)	$(111,606)
Pensions	—	(14,455)

Total deferred tax liabilities	(101,840)	(126,061)

Net deferred tax assets (liabilities)	$12,935	$(66,174)

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	57

Net deferred tax assets (liabilities) consist of:

(Dollars in thousands)	2008	2007
Current deferred tax assets	$14,772	$8,646

Noncurrent deferred tax assets	100,003	51,241
Noncurrent deferred tax liabilities	(101,840)	(126,061)

Net noncurrent deferred tax liabilities	(1,837)	(74,820)

Net deferred tax assets (liabilities)	$12,935	$(66,174)

A valuation allowance has been recognized for certain state tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods. In conjunction with the spin-off, $5.0 million of state tax credit carryforwards and $1.0 million of federal tax credit carryforwards remained with us. In addition $4.7 million of the existing Potlatch valuation allowance was transferred to us. The valuation allowance decreased $1.0 million in 2008 based on our evaluation of our ability to utilize the credits before they expire. Under the separate return method utilized by us prior to the spin-off, there was no valuation allowance allocated to us by Potlatch as of December 31, 2007 and 2006. The tax credits expire over the next 13 years.

With the exception of the valuation allowance discussed above, we believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. In assessing whether deferred tax assets are realizable, the standard we use is whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and amounts of taxable income we would have generated historically if we had been a stand-alone company in making this assessment. In order to fully realize the deferred tax asset we will need to generate future taxable income.

The amount of the deferred tax asset considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Tax years subject to examination by major taxing jurisdictions are as follows:

Years
Jurisdiction
Federal	2005–2008
Arkansas	2005–2008
California	2005–2008
Idaho	2006–2008

We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. Adoption did not result in recognition of a liability for unrecognized tax benefits on that date. A review of our tax positions at December 31, 2008, indicates that no uncertain tax positions were taken during 2008 and no new information is available which would require derecognition of previously taken positions.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income tax. For the years ended December 31, 2008, 2007 and 2006, we recognized no interest or penalties in our income tax provision and we had no amounts accrued for the payment of interest.

We entered into a tax sharing agreement with Potlatch Corporation upon the spin-off that will generally govern each party’s right, responsibilities and obligations with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the spin-off to be tax free. Under the tax sharing agreement, we expect that, with certain exceptions, we will be responsible for the payment of all income and non-income taxes attributable to our operations. The tax sharing agreement also sets forth our rights and responsibilities for tax obligations and refunds attributable to tax periods prior to the spin-off date.

Under the tax sharing agreement, we will be responsible for any taxes imposed on Potlatch that arise from the failure of the spin-off, together with certain related transactions, to qualify as a tax-free distribution for U.S. federal income tax purposes, including any tax that would result if Potlatch were to fail to qualify as a REIT as a result of income recognized by Potlatch if the spin-off were determined to be taxable, to the extent such failure to qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants we made in the tax sharing agreement. The tax sharing agreement imposes restrictions on our and Potlatch’s ability to engage in certain actions following the spin-off and sets forth the respective obligations of each party with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.

Note 6.	Notes Payable

Prior to our spin-off from Potlatch, we entered into a retained obligation agreement with Potlatch pursuant to which we will continue to be obligated to Potlatch to make all payments of principal and interest associated with $100 million principal amount of credit sensitive debentures issued by a Potlatch affiliate. As the obligation was retained by us and is recorded on our books, the debt and related interest expense are included in the accompanying financial statements for all periods presented.

This obligation is classified as a current note payable at December 31, 2008. The terms of the note payable mirror the terms of Potlatch’s obligation under the credit sensitive debentures, and thus the interest rate on the note payable was 13.0% from October 2005 until December 2008, when the interest rate decreased to 12.5%. The interest rate payable on the credit sensitive debentures is subject to adjustment if certain changes in the debt rating of Potlatch occur. In such circumstances, the interest rate payable by us is also adjusted. Under the terms of the credit sensitive debentures, the interest rate could vary from 8.825% to 14%, depending upon Potlatch’s debt rating. An affiliate of Potlatch remains the primary obligor on the credit sensitive debentures.

Under the retained obligation agreement, we are obligated to use commercially reasonable efforts to issue, as soon as reasonably practical, debt or equity securities or to borrow money from one or more financial institutions or other lenders, on terms reasonably acceptable to us, in an aggregate amount sufficient to pay all amounts owing under the debentures. Concurrently with our receipt of cash proceeds from any disposition of assets equal to or in excess of $50 million, or any equity issuance or debt incurrence, other than cash proceeds from our revolving credit facility, we will be obligated to apply the proceeds to the remaining payment obligations on the debentures. If the cash proceeds from any equity issuance, debt incurrence or disposition are insufficient to satisfy all of the payment obligations on the debentures, we will be obligated to transfer the cash proceeds into an escrow account in which Potlatch will have a first priority security interest. However, we will not be required to draw from our revolving credit facility to satisfy our obligations under the retained obligation agreement.

In the event we are unable to timely pay the credit sensitive debenture obligations in full, and Potlatch thereafter makes payment of principal or interest due under the debentures, we will be deemed to have a loan payable to Potlatch in the amount paid by Potlatch, and we will be obligated to issue a promissory note to Potlatch equal to such amount. All amounts owing under any promissory note issued by us to Potlatch will be due and payable on December 1, 2011. Any such promissory note will initially accrue interest at a rate per annum equal to the rate of interest applicable to the debentures at the time the note is issued, plus one percent, and after December 1, 2010 until paid in full, the rate of interest applicable to the debentures at the time the note is issued, plus two percent. As discussed above, the rate currently applicable to the debentures is 12.5% per annum. In the event we issue a promissory note to Potlatch, we will be obligated to use commercially reasonable efforts prior to the maturity date to issue, as soon as reasonably practical, debt or equity securities or to borrow money (other than under our revolving credit facility), on terms reasonably acceptable to us, in an aggregate amount sufficient to prepay all amounts owing under the promissory note. As security for any such promissory note issued by us to Potlatch, we will grant Potlatch a security interest in our real property, fixtures and equipment at our Arkansas pulp and paperboard facility.

On November 26, 2008, we entered into a four-year $125 million revolving credit facility with certain financial institutions. One day prior to the spin-off, we drew $50 million from the revolving credit facility and

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	59

transferred that amount to a Potlatch affiliate. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus 65% of our eligible inventory, or $125 million, in each case less a $10 million borrowing capacity reserve. Additional reserve requirements may be established by the agent bank, as deemed necessary. Subject to certain conditions and agreements by the lenders, the $10 million borrowing capacity reserve may be made available for borrowing. We also entered into deposit account control agreements with our lenders pursuant to our revolving credit facility.

As of December 31, 2008, there were $50 million in borrowings outstanding under the credit facility, and approximately $1.7 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.75% and 3.50% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 1.00% and 1.75% for other loans. The percentage margin on all loans is based on our last twelve month’s fixed charge coverage ratio, which is recalculated on a quarterly basis. As of December 31, 2008, the weighted average interest rate on the $50 million of borrowings outstanding under the credit facility was approximately 6.75%, and we would have been permitted to draw an additional $63.4 million under the credit facility. As of the date of this report, we are eligible to borrow under the credit facility at LIBOR plus 3.00%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of December 31, 2008, the fixed charge coverage ratio for the last twelve months was 2.2 to 1.0.

We expect that our primary liquidity requirements will be for debt service under the retained obligation agreement and the credit facility, capital expenditures, payments of dividends, if any, and working capital requirements.

Our obligations under the revolving credit facility are secured by all of our accounts receivable and inventory. The credit facility agreement contains various provisions that limit our discretion in the operation of our business by restricting our ability to, among other things:

¡	pay dividends or repurchase equity interests from our stockholders;

¡	create, incur or guarantee certain debt;

¡	incur liens on certain properties;

¡	make capital expenditures in amounts in excess of those permitted under the revolving credit agreement;

¡	enter into certain affiliate transactions;

¡	modify the retained obligation agreement without the consent of our lenders;

¡	enter into certain hedging arrangements; and

¡	consolidate with or merge with another entity.

Note 7.	Accounts Payable and Accrued Liabilities

(Dollars in thousands)	2008	2007
Trade accounts payable	$40,950	$38,668
Accrued wages, salaries and employee benefits	23,426	25,307
Accrued taxes on income	814	22,198
Accrued discounts and allowances	8,185	7,027
Accrued taxes other than income taxes	3,971	4,293
Accrued utilities	5,784	4,916
Accrued freight	2,049	3,877
Accrued commissions	951	976
Accrued interest	789	—
Accounts payable to Potlatch Corporation	16,557	—
Book overdrafts	8,846	—
Other	4,149	3,960

	$116,471	$111,222

Note 8.	Other Long-Term Obligations

(Dollars in thousands)	2008	2007
Leases	$1,676	$1,925
Employee benefits and related liabilities	1,202	1,148
Other	356	169

	$3,234	$3,242

Note 9.	Financial Instruments and Concentration of Credit Risk

Estimated fair values of our financial instruments are as follows:

(Dollars in thousands)	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments	$14,018	$14,018	$9	$9
Current notes payable (borrowings under revolving credit facility)	50,000	50,000	—	—
Note payable to Potlatch	100,000	78,000	100,000	113,100

The carrying amount of our short-term investments approximates fair value. Our current notes payable consist of borrowings under our secured bank revolving credit facility. Due to the short maturities of the credit facility borrowings, fair value is estimated to be the same as the carrying amount. The fair value of the note payable to Potlatch is estimated based upon the quoted market prices for the same or similar debt issues. The inputs to this valuation are based on market data obtained from independent sources or information derived principally from observable market data. Based on these inputs, the valuation of our debt is classified as Level 2 in the fair value hierarchy established by SFAS No. 157.

We use derivative financial instruments from time to time as a tool to help us manage our exposure to certain market risks. We enter into derivative financial instruments as hedges against our exposure to market risks only if we believe there is a high probability that changes in the value of the hedging instrument will offset corresponding changes in the underlying exposure. Relationships between hedging instruments and hedged items are formally documented, as well as our risk management objectives and strategies for entering into the transactions. Designated cash flow hedges are linked to forecasted transactions. We also

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	61

periodically assess whether the derivative financial instruments are effective in offsetting changes in cash flows or the fair value of the hedged items. If a hedge ceases to be highly effective, hedge accounting will be discontinued and derivative instrument gains and losses will be recognized in earnings. We do not enter into derivative contracts for speculative purposes, whether or not we utilize hedge accounting treatment for a specific transaction.

We had no activity during 2008, 2007 and 2006 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of December 31, 2008, these contracts covered approximately 39% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for 2009, plus lesser amounts for 2010.

Note 10.	Savings, Pension and Other Postretirement Employee Benefit Plans

Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. In 2008, 2007 and 2006, we made matching 401(k) contributions on behalf of employees of $5.0 million, $4.0 million and $3.2 million, respectively. We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plans are primarily noncontributory.

Our salaried and hourly employees are also covered by company sponsored noncontributory defined benefit plans. As a result of the spin-off, we retained the salaried pension plan and the hourly pension plan, which previously covered participants of both Potlatch and Clearwater Paper. Potlatch established its own salaried and hourly pension plans to cover its participants. The sponsorship of the existing Clearwater Paper hourly non-represented pension plan was transferred to Potlatch in connection with the spin-off, and Potlatch assumed all liabilities relating to such plan.

We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plans are primarily noncontributory. After the spin-off, we assumed and became solely responsible for Other Post-Retirement Benefits, or OPEB, obligations relating to current Clearwater Paper employees and former Potlatch employees associated with Clearwater Paper operations.

Hourly employees at two of our manufacturing facilities participate in multi-employer defined benefit pension plans: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Pension Fund; and the International Association of Machinist & Aerospace Workers National Pension Fund, to which we make contributions. We also make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is managed by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Pension Fund. We made contributions, which are included in expenses, to these plans in 2008, 2007 and 2006 in the amount of $8.5 million, $8.2 million and $7.8 million, respectively.

As required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R, we recognized on our Balance Sheets at December 31, 2008 and 2007, the funded status of our defined benefit pension and other postretirement employee benefit plans. The funded status is measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement employee benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement employee benefit obligation.

For the pension and OPEB plans for certain of our salaried and hourly retired and active employees, the benefit obligation related to those current or former employees is shown in our balance sheets. We determined the pension and OPEB obligation and the pro-rata share of expense of Potlatch’s amounts using the same actuarial assumptions as used in the determination of Potlatch’s benefit obligation at December 31, 2008 and 2007, and the net periodic benefit cost for each of the three years in the period ended December 31, 2008.

We use a December 31 measurement date for our benefit plans.

The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans as of December 31 are as follows:

(Dollars in thousands)	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2008	2007	2008	2007
Benefit obligation at beginning of year	$236,255	$229,678	$137,085	$139,020
Service cost	6,221	6,624	1,109	1,115
Interest cost	14,689	13,340	8,196	7,889
Plan amendments	3,035	—	—	(3,307)
Actuarial losses (gains)	3,193	(26)	(231)	538
Curtailments	165	—	—	—
Medicare Part D subsidies received	—	—	432	577
Benefits paid	(13,204)	(13,361)	(7,096)	(8,747)

Benefit obligation at end of year	250,354	236,255	139,495	137,085

Fair value of plan assets at beginning of year	269,767	266,243	—	—
Actual return on plan assets	(97,617)	16,717	—	—
Employer contribution	168	168	—	—
Benefits paid	(13,204)	(13,361)	—	—

Fair value of plan assets at end of year	159,114	269,767	—	—

Funded status at end of year	$(91,240)	$33,512	$(139,495)	$(137,085)

Amounts recognized in the balance sheets:
Noncurrent assets	$—	$37,064	$—	$—
Current liabilities	(169)	(169)	(8,917)	(7,792)
Noncurrent liabilities	(91,071)	(3,383)	(130,578)	(129,293)

Net amount recognized	$(91,240)	$33,512	$(139,495)	$(137,085)

Amounts recognized (pre-tax) in Accumulated Other Comprehensive Loss consist of:

(Dollars in thousands)	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2008	2007	2008	2007
Net loss	$173,930	$50,046	$33,151	$35,442
Prior service cost (credit)	9,328	7,575	(9,608)	(12,395)

Net amount recognized	$183,258	$57,621	$23,543	$23,047

The accumulated benefit obligation for all defined benefit pension plans was $236.1 million and $222.9 million at December 31, 2008, and 2007, respectively.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	63

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(Dollars in thousands)	2008	2007
Projected benefit obligation	$250,354	$3,552
Accumulated benefit obligation	236,098	3,207
Fair value of plan assets	159,114	—

Pre-tax components of Net Periodic Cost (Benefit) and other amounts recognized in Other Comprehensive Income (Loss) were as follows:

Net Periodic Cost (Benefit):

(Dollars in thousands)	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2008	2007	2006	2008	2007	2006
Service cost	$6,221	$6,624	$6,657	$1,109	$1,115	$1,405
Interest cost	14,689	13,340	12,982	8,196	7,889	8,261
Expected return on plan assets	(24,255)	(24,571)	(24,215)	—	—	—
Amortization of prior service cost (credit)	1,281	1,254	1,205	(2,787)	(2,410)	(1,960)
Amortization of actuarial loss	1,181	1,990	2,134	2,060	2,117	3,222
Curtailments	165	—	—	—	—	—

Net periodic cost (benefit)	$(718)	$(1,363)	$(1,237)	$8,578	$8,711	$10,928

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):

Net loss (gain)	$125,065	$7,828	$—	$(231)	$538	$—
Prior service cost (credit)	3,034	—	—	—	(3,307)	—
Amortization of prior service (cost) credit	(1,281)	(1,254)	—	2,787	2,410	—
Amortization of actuarial loss	(1,181)	(1,990)	—	(2,060)	(2,117)	—

Total recognized in other comprehensive loss (income)	125,637	4,584	—	496	(2,476)	—

Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$124,919	$3,221	$(1,237)	$9,074	$6,235	$10,928

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $6.3 million and $1.4 million, respectively. The estimated net loss and prior service credit for the other postretirement employee plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $2.3 million and $(2.1) million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Our actuaries determined that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. During 2008 and 2007, we received subsidy payments totaling $0.4 million and $0.6 million, respectively.

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2008	2007	2006	2008	2007	2006
Discount rate	6.15%	6.40%	5.85%	6.15%	6.40%	5.85%
Expected return on plan assets	8.50	9.00	9.50	—	—	—
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

Weighted average assumptions used to determine the net periodic cost (benefit) for the years ended December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2008	2007	2006	2008	2007	2006
Discount rate	6.40%	5.85%	5.60%	6.40%	5.85%	5.60%
Expected return on plan assets	9.00	9.50	9.50	—	—	—
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates, as well as the amount and timing of expected benefit payments. The discount rate used to calculate OPEB obligations was determined using the same methodology we used for our pension plans.

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. Over the past 31 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 10%, as of December 31, 2008.

The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2008 was a 9% increase over the previous year, with the rate of increase scheduled to decline one percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(Dollars in thousands)	1% INCREASE	1% DECREASE
Effect on total of service and interest cost components	$1,098	$(921)
Effect on postretirement employee benefit obligation	14,368	(12,275)

The weighted average asset allocations at December 31 by asset category are as follows:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
ASSET CATEGORY	2008	2007	2008	2007
Domestic equity securities	56%	62%	—%	—%
Debt securities	34	26	—	—
Global equity securities	8	10	—	—
Other	2	2	—	—

Total	100%	100%	—	—

In 2008, we utilized formal investment policy guidelines for our company-sponsored pension plans that were established by Potlatch. These guidelines were periodically reviewed by Potlatch’s board of directors, which delegated its authority to management to insure that the investment policy and guidelines were adhered to and the investment objectives met.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	65

The general policy states that plan assets would be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management is to maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revising long-term and short-term asset allocations. Management took reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection included:

¡

Assets were diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities, venture capital and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and global equities	50%–80%
Fixed income and convertible securities	15%–40%
Venture capital	0%– 5%
Liquid reserves	0%–10%

The ranges were more heavily weighted toward equities since the liabilities of the pension plans are long-term in nature and equities historically have significantly outperformed other asset classes over long periods of time. Periodic reviews of allocations within these ranges were made to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.

¡	Assets were managed by professional investment managers and could be invested in separately managed accounts or commingled funds.

¡	Assets, other than venture capital, were not invested in securities rated below BBB- by S&P or Baa3 by Moody’s.

¡	Assets were not invested in Potlatch or Clearwater Paper stock.

The investment guidelines also required that the individual investment managers were expected to achieve a reasonable rate of return over a market cycle. Emphasis was placed on long-term performance versus short-term market aberrations. Factors considered in determining reasonable rates of return included performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., S&P 500 Index, MSCI World Index, Merrill Lynch Investment Grade Convertibles Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.

At December 31, 2008, seven active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the committee.

Going forward, we have established our own formal investment policy guidelines for our company-sponsored plans. These guidelines were set by our benefits committee, which is comprised of members of our management and has been assigned its fiduciary authority over management of the plan assets by our board of directors. The committee’s duties include periodically reviewing and modifying those investment policy guidelines as necessary and insuring that the policy is adhered to and the investment objectives are met. Under the policy, long-term asset allocation ranges will be as follows:

Domestic equities	29%–66%
Global equities	35%–45%
Fixed income	11%–21%
Convertible securities and like investments	9%–19%

The investment policy prohibits investment in Clearwater Paper stock and includes specific guidelines for specific categories of fixed income and convertible securities. Assets will be managed by professional investment managers who are expected to achieve a reasonable rate of return over a market cycle. Long-term performance versus short-term market aberrations is a fundamental tenet of the policy.

Due to the significant drop in the stock market in the fourth quarter of 2008, our company-sponsored pension plans were underfunded at December 31, 2008. As a result, we will be required to make contributions of approximately $8.7 million (plus interest) to our qualified pension plans for the 2009 tax year. Although related to the 2009 tax year, payment of these contributions is not required until September 2010, which is when we expect to make these payments. In addition, we estimate contributions will total approximately $0.2 million in 2009 to our non-qualified pension plan. We do not anticipate funding our OPEB plans in 2009 except to pay benefit costs as incurred during the year by plan participants.

Estimated future benefit payments, which reflect expected future service and expected Medicare prescription subsidy receipts, are as follows for the years indicated:

(Dollars in thousands)	PENSION BENEFIT PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS	EXPECTED MEDICARE SUBSIDY
2009	$13,121	$9,564	$647
2010	13,170	10,216	683
2011	13,287	10,817	714
2012	13,454	11,051	739
2013	13,634	11,314	767
2014–2018	72,835	59,400	4,085

Note 11.	Commitments and Contingencies

We have operating leases covering manufacturing, office, warehouse and distribution space, equipment and vehicles expiring at various dates through 2019. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

As of December 31, 2008, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)
2009	$8,717
2010	6,483
2011	5,389
2012	4,408
2013	2,856
2014 and later years	15,641

Total	$43,494

Rent expense was $11.3 million, $11.4 million and $12.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As required by FIN No. 47, we must recognize a liability and an asset equal to the fair value of our legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. In accordance with the guidance of FIN No. 47, we annually review our manufacturing facilities and other assets to determine, if possible, amounts that should be recognized as asset retirement obligations. We also review situations that would have resulted in the recognition of additional asset retirement obligations, except for an inability to reasonably estimate the fair value of the liability at this time. Most of these situations relate to asbestos located within our manufacturing facilities where a settlement date or range of settlement dates cannot be specified, so that we are unable at this time to apply present value calculations to appropriately value an obligation. For the years ended December 31, 2008 and 2007, no such material obligations were identified that had not already been identified in prior years. Any additional obligations recognized in the future as more information becomes available are not expected to have a material effect on our financial position or results of operations.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	67

Note 12.	Equity-Based Compensation Plans

In connection with the spin-off, our Board approved and adopted, and Potlatch, in its capacity as our sole stockholder, approved, the Clearwater Paper Corporation 2008 Stock Incentive Plan. The Plan provides for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options, or stock appreciation rights to selected employees, outside directors and consultants of the Company. Under the Plan we are authorized to issue up to approximately 1.7 million shares. The 2008 Stock Incentive Plan became effective on December 16, 2008.

Prior to the spin-off, approximately 70 of our employees participated in Potlatch’s stock incentive programs, under which stock options, performance share awards and restricted stock unit awards were outstanding. After the spin-off on December 16, 2008, some of our employees continued to hold options to purchase Potlatch stock, which generally may be exercised, up to the original expiration date, so long as the holder remains employed with us. The outstanding options, all of which were vested prior to the spin-off, are for the purchase of Potlatch stock and remain the obligation of Potlatch after the spin-off.

The equity-based compensation expense we recorded through December 16, 2008 was allocated to us by Potlatch. The total amounts recorded each year for equity-based compensation expense were $2.3 million in 2008, $3.3 million in 2007 and $1.4 million in 2006. The net income tax benefit associated with equity-based compensation totaled $0.9 million in 2008, $1.3 million in 2007 and $0.5 million in 2006.

As of the spin-off date, the performance share and RSU awards previously granted to our employees by Potlatch were automatically cancelled, per the terms of the awards, as a result of the spin-off. Under the employee matters agreement we entered into with Potlatch in connection with the spin-off, we agreed to issue new equity awards of equivalent value to replace the equity awards previously received from Potlatch. Replacement awards were granted in the form of RSU grants. The awards will accrue dividend equivalents, if any are paid, based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of the awards state that the awards will vest after a set period of time has passed, which is equivalent to the remaining vesting or settlement period associated with the original Potlatch instruments.

As required by SFAS No. 123R, we prepared a calculation as of the date of the spin-off to determine whether any additional compensation cost existed for any excess of the fair value of the modified replacement awards granted by us over the fair value of the original Potlatch performance share and RSU awards. The resulting additional expense of $0.5 million is being recognized over the remaining vesting period for each outstanding grant.

There were no RSU awards outstanding as of December 31, 2007 and 2006. A summary of the status of outstanding RSU awards as of December 31, 2008 is presented below:

	2008
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Unvested shares outstanding at January 1	—	$—
Granted	282,469	17.25
Vested	—	—
Forfeited	—	—

Unvested shares outstanding at December 31	282,469	17.25	$2,370

For RSU awards granted during the period, the fair value of each share was estimated on the date of grant using the December 16, 2008, “when issued” trading closing price of our stock.

As of December 31, 2008, there was $2.6 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.3 years.

Note 13.	Segment Information

As of December 31, 2008, we were organized into three reportable operating segments, as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: Consumer Products, Pulp and Paperboard and Wood Products. The reporting segments follow the same accounting policies used for our financial statements, as described in the summary of significant accounting policies, with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and the LIFO reserve is recorded at the corporate level. Management evaluates a segment’s performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices.

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the financial statements.

(Dollars in thousands)	2008	2007	2006
Segment Net Sales:
Consumer Products	$504,597	$451,972	$444,951

Pulp and Paperboard:
Paperboard	644,436	569,380	538,246
Pulp	92,304	102,606	77,712
Other	844	1,070	1,113

	737,584	673,056	617,071
Wood Products	89,014	121,359	113,347

	1,331,195	1,246,387	1,175,369
Elimination of intersegment net sales	(75,886)	(63,355)	(58,448)

Total segment net sales	$1,255,309	$1,183,032	$1,116,921

Intersegment Net Sales or Transfers[1]:
Consumer Products	$109	$86	$82
Pulp and Paperboard	65,326	55,838	52,080
Wood Products	10,451	7,431	6,286

Total intersegment net sales or transfers	$75,886	$63,355	$58,448

Operating Income (Loss)[2]:
Consumer Products	$37,321	$17,622	$25,698
Pulp and Paperboard	18,916	45,066	26,064
Wood Products[3]	(14,479)	(109)	6,093

	41,758	62,579	57,855
Corporate and eliminations	(13,274)	(10,172)	(11,592)

Total earnings before interest and income taxes	$28,484	$52,407	$46,263

Depreciation and Amortization:
Consumer Products	$15,653	$16,268	$15,800
Pulp and Paperboard	28,858	32,388	35,547
Wood Products	1,982	2,181	2,527
Corporate	461	488	416

Total depreciation and amortization	$46,954	$51,325	$54,290

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	69

(Dollars in thousands)	2008	2007	2006
Assets:
Consumer Products	$251,999	$256,541	$269,235
Pulp and Paperboard	362,029	363,568	383,621
Wood Products	63,003	53,715	38,726

	677,031	673,824	691,582
Corporate	6,235	24,129	49,429

Total assets	$683,266	$697,953	$741,011

Capital Expenditures:
Consumer Products	$10,100	$5,531	$12,774
Pulp and Paperboard	10,156	13,789	13,014
Wood Products	373	1,016	1,417

	20,629	20,336	27,205
Corporate	677	195	300

Total capital expenditures	$21,306	$20,531	$27,505

[1]	Intersegment sales for 2006-2008, which were based on prevailing market prices, consisted primarily of pulp from our Pulp and Paperboard segment to our Consumer Products segment.

[2]

Certain immaterial corrections have been made to the 2007 and 2006 segment income (loss) amounts previously presented in our Form 10 filing. The effect of such adjustments for the twelve months ended December 31, 2007, was to reclassify $1.6 million of expense from the Corporate and eliminations category to the Wood Products segment related to the reclassification of selling, general and administrative expenses. In addition, the 2007 and 2006 operating income (loss) amounts have been adjusted for the changes described in our Summary of Principal Accounting Policies section under the heading “Reclassifications.”

[3]

Operating income in 2006 for the Wood Products segment included $8.5 million associated with the negotiated settlement of the softwood lumber trade dispute between the U.S. and Canada. Potlatch calculated the pro-rata share to our Wood Products segment based on the ratio of our lumber production to their lumber production.

All of our manufacturing facilities and all other assets are located within the continental United States. However, we sell and ship products to many foreign countries. Geographic information regarding our net sales is summarized as follows:

(Dollars in thousands)	2008	2007	2006
United States	$1,107,712	$1,037,776	$1,002,980
Japan	51,158	46,214	39,052
China	18,306	31,036	24,422
Taiwan	17,466	11,578	12,141
The Netherlands	14,090	10,738	1,398
Canada	11,630	12,298	10,406
Australia	9,647	4,959	6,437
Poland	5,436	3,643	2,391
Mexico	3,973	2,525	4,300
England	2,757	3,391	3,229
Korea	1,838	4,413	2,207
Vietnam	1,609	4,497	24
Other foreign countries	9,687	9,964	7,934

Total net sales	$1,255,309	$1,183,032	$1,116,921

Note 14.	Financial Results by Quarter (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
(Dollars in thousands – except per-share amounts)	2008	2007	2008	2007	2008	2007	2008	2007
Net sales	$307,437	$277,293	$315,988	$292,359	$328,697	$306,285	$303,187	$307,095

Costs and expenses:
Cost of sales	288,105	265,207	293,848	257,655	314,216	278,696	283,228	282,266
Selling, general and administrative expenses	12,734	11,329	11,198	11,110	10,060	12,060	13,436	12,302

	300,839	276,536	305,046	268,765	324,276	290,756	296,664	294,568

Earnings before interest and income taxes	6,598	757	10,942	23,594	4,421	15,529	6,523	12,527

Net earnings (loss)	$2,246	$(1,603)	$4,976	$13,080	$862	$7,894	$1,659	$5,963

Net earnings (loss) per common share
Basic	$0.20	$(0.14)	$0.44	$1.15	$0.08	$0.70	$0.15	$0.53
Diluted	0.20	(0.14)	0.44	1.15	0.08	0.70	0.15	0.53

See Note 15 for discussion of certain corrections made to the 2008 periods presented above.

Note 15.	Corrections of Prior Periods

The Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007 and 2006 have been restated to reflect the correction of the Net sales and Selling, general and administrative expenses captions, related to the classification of broker commissions as a selling expense, rather than as contra-revenue. The effect of this correction was to increase both Net sales and Selling, general and administrative expenses by $9.7 million and $10.2 million in 2007 and 2006, respectively. There was no effect on net earnings for either period. The quarterly financial results in Note 14 have also been adjusted accordingly.

Also, corrections related to pension and other postretirement benefits have been made to the prior periods as compared to the amounts previously presented in our Form 10 filing. The effect of such adjustments for the years ended December 31, 2007 and 2006, were decreases in net earnings of $0.2 million ($0.02 per diluted share) and $0.3 million ($0.02 per diluted share), respectively. The effects of such adjustments on the financial results by quarter for 2008 presented in Note 14 was to decrease net earnings by $0.6 million ($0.05 per diluted share) for each of the three-month periods ended March 31, 2008, June 30, 2008, and September 30, 2008.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Clearwater Paper Corporation:

We have audited the accompanying balance sheets of Clearwater Paper Corporation as of December 31, 2008 and 2007, and the related statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearwater Paper Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington

March 17, 2009

Schedule II

Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	AMOUNTS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Reserve deducted from related assets:
Doubtful accounts—Accounts receivable
Year ended December 31, 2008	$760	$561	$(200)	$1,121

Year ended December 31, 2007	$1,060	$2,218	$(2,518)	$760

Year ended December 31, 2006	$1,087	$272	$(299)	$1,060

[1]	Accounts written off, net of recoveries.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	73

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
2.1*	Separation and Distribution Agreement, dated December 15, 2008, between Clearwater Paper Corporation (the “Company”) and Potlatch Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

3.1*	Restated Certificate of Incorporation of the Company, effective as of December 16, 2008, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

3.2*	Amended and Restated Bylaws of the Company, effective as of December 16, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

4.1*	Rights Agreement, dated as of December 4, 2008, between the Company and Mellon Investor Services LLC, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 4, 2008).

10.1*	Retained Obligation Agreement, dated December 15, 2008, between the Company and Potlatch Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

10.2*	Transition Services Agreement, dated December 15, 2008, between the Company and Potlatch Land & Lumber, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

10.3*	Employee Matters Agreement, dated December 15, 2008, between the Company and Potlatch Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

10.4*	Tax Sharing Agreement, dated December 15, 2008, among the Company, Potlatch Corporation, Potlatch Forest Holdings, Inc. and Potlatch Land & Lumber, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

10.5*	Loan and Security Agreement, dated as of November 26, 2008, by and among the Company and Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2008).

10.6*[1]	Form of Indemnification Agreement to be entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Commission on November 19, 2008).

10.7*[1]	Employment Agreement with Gordon L. Jones (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the Commission on October 10, 2008).

10.7(i)*[1]	Addendum to Employment Agreement with Gordon L. Jones, dated effective January 1, 2009 (incorporated by reference to Exhibit 10.7(i) to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2009).

EXHIBIT NUMBER	DESCRIPTION
10.8*[1]	Offer Letter with Linda K. Massman (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the Commission on October 10, 2008).

10.9*[1]	Offer Letter with Thomas H. Carter (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the Commission on October 10, 2008).

10.10*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.11*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.12*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.13*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.14*[1]	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.15*[1]	Clearwater Paper Corporation Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.16*[1]	Clearwater Paper Corporation Severance Program for Executive Employees (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.17*[1]	Clearwater Paper Corporation Salaried Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.18[1]	Clearwater Paper Corporation Benefits Protection Trust Agreement.

10.19*[1]	Clearwater Paper Corporation Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Clearwater Paper Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

CLEARWATER PAPER CORPORATION 2008 FORM 10-K	75