Form 10-Q
period 2009-03-31
Clearwater Paper Corp
filed 2009-05-05
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 001-34146

CLEARWATER PAPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3594554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Riverside, Suite 1100
Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

(509) 344-5900

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of April 29, 2009 was 11,354,542.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.

Financial Statements

Clearwater Paper Corporation

Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$286,700	$307,437

Costs and expenses:
Cost of sales	245,645	288,105
Selling, general and administrative expenses	15,830	12,734

	261,475	300,839

Earnings before interest and income taxes	25,225	6,598
Interest expense, net	(3,563)	(3,250)

Earnings before income taxes	21,662	3,348
Income tax provision	8,015	1,102

Net earnings	$13,647	$2,246

Net earnings per common share:
Basic	$1.20	$0.20
Diluted	1.19	0.20

The accompanying notes are an integral part of these financial statements.

Clearwater Paper Corporation

Condensed Balance Sheets

Unaudited (Dollars in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$2,852	$3,218
Short-term investments	12,977	10,800
Receivables, net	95,052	104,030
Inventories	160,261	154,351
Deferred tax assets	14,772	14,772
Prepaid expenses	5,872	2,408

Total current assets	291,786	289,579

Land	4,729	4,729
Plant and equipment, at cost less accumulated depreciation	377,386	385,138
Other assets	4,512	3,820

	$678,413	$683,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$40,000	$50,000
Note payable to Potlatch	100,000	100,000
Accounts payable and accrued liabilities	99,990	116,471
Current liability for pensions and other postretirement employee benefits	9,086	9,086

Total current liabilities	249,076	275,557

Liability for pensions and other postretirement employee benefits	222,854	221,649
Other long-term obligations	3,645	3,234
Deferred taxes	6,312	1,837
Accumulated other comprehensive loss	(124,949)	(126,149)
Stockholders’ equity excluding accumulated other comprehensive loss	321,475	307,138

	$678,413	$683,266

The accompanying notes are an integral part of these financial statements.

Clearwater Paper Corporation

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings	$13,647	$2,246
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	11,721	11,843
Deferred taxes	4,475	(2,031)
Equity-based compensation expense	689	797
Employee benefit plans	3,240	371
Loss on disposal of plant and equipment	—	81
Working capital changes	1,400	9,218
Increase in other assets	(401)	—

Net cash provided by operating activities	34,771	22,525

CASH FLOWS FROM INVESTING
Change in short-term investments	(2,177)	—
Additions to plant and equipment	(3,559)	(2,291)

Net cash used for investing activities	(5,736)	(2,291)

CASH FLOWS FROM FINANCING
Net payments to Potlatch	—	(20,253)
Change in book overdrafts	(2,781)	—
Repayment of notes payable	(10,000)	—
Repayment to Potlatch	(16,529)	—
Other, net	(91)	20

Net cash used for financing activities	(29,401)	(20,233)

Increase (decrease) in cash	(366)	1
Balance at beginning of period	3,218	9

Balance at end of period	$2,852	$10

Net interest payments for the three months ended March 31, 2009 were $0.5 million. Net income tax payments for the three months ended March 31, 2009 were $0.2 million. We paid no interest or income taxes, nor did we receive any income tax refunds, for the three months ended March 31, 2008, due to Potlatch’s centralized approach to cash management prior to the spin-off.

The accompanying notes are an integral part of these financial statements.

Clearwater Paper Corporation

Notes to Condensed Financial Statements

Unaudited

NOTE 1.

Spin-off from Potlatch Corporation

On December 1, 2008, the board of directors of Potlatch Corporation, which we refer to in this report as Potlatch, approved the distribution of our common stock to Potlatch’s stockholders in a tax-free spin-off, which we refer to in this report as the spin-off. On December 16, 2008, Potlatch distributed 100% of the issued and outstanding shares of our common stock to the holders of record of Potlatch common stock as of the close of business on December 9, 2008. Each Potlatch stockholder received one share of our common stock for every 3.5 shares of Potlatch common stock held on the record date.

Unless the context otherwise requires or unless otherwise indicates, references in this report to “Clearwater Paper,” “we,” “our company” and “us” refer:

•	For all periods prior to the spin-off, to the Consumer Products, Pulp and Paperboard and Wood Products businesses separated from Potlatch Corporation in the spin-off; and

•	For all periods following the spin-off, to Clearwater Paper Corporation.

NOTE 2.

General

Clearwater Paper is principally engaged in the manufacturing and selling of pulp-based products. We are a leading producer of private label tissue products sold in grocery stores in the United States, and we manufacture and market bleached paperboard for the high-end segment of the packaging industry. We also manufacture and market bleached pulp and wood products, including appearance grade cedar and dimensional framing lumber products.

Our businesses were owned by, and we were a subsidiary of, Potlatch until our spin-off on December 16, 2008.

The accompanying Condensed Balance Sheets at March 31, 2009 and December 31, 2008, and the Statements of Operations and the Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 18, 2009.

NOTE 3.

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 (as amended by FASB Staff Position, or FSP, FAS No. 157-2) is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis in the financial statements, the statement is effective for fiscal years beginning after November 15, 2008. With the exception of the deferred portion of SFAS No. 157, we adopted this Statement effective January 1, 2008, which did not have a material effect on our financial condition and results of operations. Adoption of the deferred portion of this Statement on January 1, 2009, did not have a material effect on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement requires all companies to report noncontrolling or minority interests in subsidiaries as equity in the financial statements. The intention of SFAS No. 160 is to eliminate the diversity in practice regarding the accounting for transactions between a company and noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this Statement on January 1, 2009, did not have a material effect on our financial condition and results of operations.

In December 2007, the FASB also issued SFAS No. 141 (Revised 2007), Business Combinations. This revised Statement, which we refer to as SFAS No. 141R, is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs and restructuring costs. Also under this Statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption of this Statement on January 1, 2009 did not have a material effect on our financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 effective January 1, 2009. See Note 9 – Derivatives.

In December 2008, the FASB issued Staff Position, or FSP, FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits to provide guidance on an employers’ disclosures about assets of a defined pension or other postretirement plan. The additional disclosures include investment policies and strategies, categories of plan assets, and information about the fair value measurements of plan assets. The disclosures required by this FSP are effective for fiscal years ending after December 15, 2009. Adoption of this Statement is not expected to have a material effect on our financial condition and results of operations. However, we are currently reviewing what effect this FSP will have on our financial statement disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments, as well as describe changes in methods and significant assumptions, if any, during the period. This FSP is effective for interim reporting periods ending after June 15, 2009. We are currently reviewing what effect this FSP will have on our financial statement disclosures.

NOTE 4.

Income Taxes

The income tax provisions presented in the Statements of Operations have been computed by applying an estimated annual effective tax rate. This estimated rate was 37.0% for the three months ended March 31, 2009, and 32.9% for the three months ended March 31, 2008. The tax provision for the first quarter of 2008 was calculated on a carve-out basis, whereas the 2009 tax provision is reflective of the company’s operations and tax attributes as a stand-alone entity.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the first quarters of 2009 and 2008, no such amounts were reflected in our provision for income taxes.

NOTE 5.

Earnings per Common Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended March 31,
(Dollars in thousands - except per-share amounts)	2009	2008
Net earnings	$13,647	$2,246

Basic average common shares outstanding	11,354,542	11,354,542
Incremental shares due to:
Restricted stock units	159,155	—

Diluted average common shares outstanding	11,513,697	11,354,542

Basic net earnings per common share	$1.20	$0.20

Diluted net earnings per common share	$1.19	$0.20

For the three months ended March 31, 2009, 137,829 shares of common stock underlying outstanding restricted stock units, or RSUs, and 267,300 shares of common stock underlying outstanding performance shares were excluded from the computation of diluted net earnings per share because their effect was anti-dilutive. There were no RSUs or performance shares outstanding during the three months ended March 31, 2008. The basic average common shares outstanding as of the spin-off date were utilized for the 2008 period presented above.

NOTE 6.

Equity-Based Compensation

In connection with the spin-off, our Board approved and adopted, and Potlatch, in its capacity as our sole stockholder, approved, the Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan. The Stock Plan provides for equity-based awards in the form of restricted shares, RSUs, performance shares, stock options or stock appreciation rights to selected employees, outside directors and consultants of the Company. Under the Stock Plan, we are authorized to issue up to approximately 1.7 million shares. The Stock Plan became effective on December 16, 2008. At March 31, 2009, approximately 668,000 shares were available for future issuance under the 2008 Stock Incentive Plan.

As of the spin-off date, the performance share and RSU awards previously granted to our employees by Potlatch were automatically cancelled, per the terms of the awards, as a result of the spin-off. Under the employee matters agreement we entered into with Potlatch in connection with the spin-off, we agreed to issue new equity awards of equivalent value to replace the equity awards previously received from Potlatch. Replacement awards were granted in the form of RSU grants. The awards will accrue dividend equivalents, if any are paid, based on dividends paid during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of the awards state that the awards will vest after a set period of time has passed, which approximates the remaining vesting or settlement period associated with the cancelled Potlatch equity awards.

As required by SFAS No. 123R, we prepared a calculation as of the date of the spin-off to determine whether any additional compensation cost existed for any excess of the fair value of the modified replacement awards granted by us over the fair value of the original Potlatch performance share and RSU awards. The resulting additional expense of $0.5 million is being recognized over the remaining vesting period for the outstanding replacement grants.

We recorded equity-based compensation expense of $0.7 million for the three months ended March 31, 2009, of which $0.6 million related to RSUs and $0.1 million related to performance shares. The equity-based compensation expense we recorded for the three months ended March 31, 2008, which was allocated to us by Potlatch, was $0.8 million. The net income tax benefit associated with equity-based compensation totaled $0.3 million for each of the three months ended March 31, 2009 and 2008.

In connection with joining our Board, in January 2009 our outside directors were granted an award of phantom common stock units, which were credited to an account established on behalf of each director and will vest ratably over a three-year period. These accounts will be credited with additional common stock units equal in value to dividends paid, if any, on the same amount of common stock. Upon separation from service as a director, the vested portion of the common stock units held by the director in his stock unit account will be converted to cash based upon the then market price of the common stock and paid to the director. Due to the cash-settlement feature of the awards, we recognize equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock.

Directors of the company also can each elect to defer compensation in the form of stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director equity-based compensation and deferred expense totaling $0.1 million for the three months ended March 31, 2009. We were a wholly owned subsidiary of Potlatch prior to our spin-off, and thus there was no director equity-based compensation or deferred expense or income in the three months ended March 31, 2008.

RESTRICTED STOCK UNITS

RSUs granted under our Stock Plan are generally subject to a vesting period. During the first quarter of 2009, certain officers and other employees of the company were granted RSU awards that will accrue dividend equivalents based on dividends paid, if any, during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of certain awards state that 20% of the RSUs vest on each of the first and second anniversaries of the grant date of the awards, with the remaining 60% vesting on the third anniversary. The terms of certain other RSUs provide for vesting of such RSUs upon the expiration of a set period of approximately three years.

A summary of the status of outstanding RSU awards as of March 31, 2009 is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value (in Thousands)
Unvested shares outstanding at January 1	282,469	$17.25
Granted	209,765	9.67
Vested	(680)	17.25
Forfeited	—	—

Unvested shares outstanding at March 31	491,554	14.02	$3,947

For RSU awards granted during the period, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock.

As of March 31, 2009, there was $3.9 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.8 years.

PERFORMANCE SHARES

Performance share awards granted under our Stock Plan have a three-year performance period, and shares are issued after the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% - 200%. Performance share awards granted under our stock incentive plan do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement. During the performance period, dividend equivalents accrue based on dividends paid and are converted into additional performance shares, which vest or are forfeited in the same manner as the underlying performance shares to which they relate.

The fair value of performance share awards is estimated using a Monte Carlo simulation model. A summary of the status of outstanding performance share awards as of March 31, 2009, and changes during the first quarter of 2009 is presented below:

	Shares	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value (in Thousands)
Unvested shares outstanding at January 1	—	$—
Granted	267,300	8.22
Vested	—	—
Forfeited	—	—

Unvested shares outstanding at March 31	267,300	8.22	$1,893

As of March 31, 2009, there was $1.9 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 2.8 years.

NOTE 7.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Raw materials	$65,039	$77,670
Finished goods	95,222	76,681

	$160,261	$154,351

NOTE 8.

Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost (benefit) of our pension and other postretirement employee benefit plans for the three months ended March 31, 2009 and 2008:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$1,733	$1,555	$303	$277
Interest cost	3,741	3,672	2,076	2,049
Expected return on plan assets	(4,879)	(6,063)	—	—
Amortization of prior service cost (credit)	355	320	(528)	(697)
Amortization of actuarial loss	1,565	295	576	515

Net periodic cost (benefit)	$2,515	$(221)	$2,427	$2,144

As discussed in the notes to our financial statements for the year ended December 31, 2008, our company-sponsored pension plans were underfunded at December 31, 2008. As a result, we will be required to make contributions of approximately $8.7 million (plus interest) to our qualified pension plans for the 2009 tax year. However, we are currently reviewing recent guidance from the Internal Revenue Service that may result in lower required pension contributions for 2009. Although related to the 2009 tax year, payment of these contributions is not required until September 2010, which is when we expect to make these payments. In addition, we estimate contributions will total approximately $0.2 million in 2009 to our non-qualified pension plan. As of March 31, 2009, less than $0.1 million of contributions had been made. We do not anticipate funding our postretirement employee benefit plans in 2009 except to pay benefit costs as incurred during the year by plan participants.

NOTE 9.

Derivatives

We use derivative financial instruments from time to time as a tool to help us manage our exposure to certain market risks. We enter into derivative financial instruments as hedges against our exposure to market risks only if we believe there is a high probability that changes in the value of the hedging instrument will offset corresponding changes in the underlying exposure. Relationships between hedging instruments and hedged items are formally documented, as well as our risk management objectives and strategies for entering into the transactions. Designated cash flow hedges are linked to forecasted transactions. We also periodically assess whether the derivative financial instruments are effective in offsetting changes in cash flows or the fair value of the hedged items. If a hedge ceases to be highly effective, hedge accounting will be discontinued and derivative instrument gains and losses will be recognized in earnings. We do not enter into derivative contracts for speculative purposes, whether or not we utilize hedge accounting treatment for a specific transaction.

We had no activity during the first quarters of 2009 and 2008 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of March 31, 2009, these contracts covered approximately 40% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2009, plus lesser amounts for 2010. These contracts qualify for treatment as “normal purchases or normal sales” under SFAS 133 and require no mark-to-market adjustment.

NOTE 10.

Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net earnings	$13,647	$2,246

Other comprehensive income, net of tax
Defined benefit pension and other postretirement employee benefit plans:
Amortization of actuarial loss included in net periodic cost, net of tax of $835 and $316	1,306	494
Amortization of prior service credit included in net periodic cost, net of tax of $(67) and $(147)	(106)	(229)

	1,200	265

Comprehensive income	$14,847	$2,511

Of the $1.2 million reported as other comprehensive income, net of tax, for the three months ended March 31, 2009, $1.2 million related to our defined benefit pension plans and less than $0.1 million related to our other postretirement employee benefit plans, respectively. Of the $0.3 million reported in other comprehensive income, net of tax, for the first three months of 2008, $0.4 million of income and $0.1 million of expense related to our defined benefit pension and other postretirement employee benefit plans, respectively.

NOTE 11.

Segment Information

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Segment Net Sales:
Consumer Products	$136,152	$123,008

Pulp and Paperboard:
Paperboard	138,023	151,230
Pulp	15,274	26,252
Other	37	298

	153,334	177,780

Wood Products	12,412	22,754

	301,898	323,542
Elimination of intersegment net sales	(15,198)	(16,105)

Total segment net sales	$286,700	$307,437

Intersegment Net Sales or Transfers:
Consumer Products	$18	$23
Pulp and Paperboard	13,985	13,534
Wood Products	1,195	2,548

Total intersegment net sales or transfers	$15,198	$16,105

Operating Income (Loss):
Consumer Products	$29,136	$3,481
Pulp and Paperboard	8,370	10,851
Wood Products	(6,161)	(4,414)

	31,345	9,918
Corporate and eliminations	(6,120)	(3,320)

Earnings before interest and income taxes	$25,225	$6,598

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results

of Operations

FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as amended, including without limitation, statements regarding future revenues, cash flows, energy costs, wood fiber costs, future dividends, manufacturing output, additional corporate overhead and administrative expenses associated with being a stand-alone company, benefit plan funding levels, the effect of recent accounting standards on our financial condition and results of operations, our expectation that we will receive substantial alternative fuel refundable tax credits, our expectation regarding the need to periodically draw upon our credit facility to meet cash requirements, the terms of our debt arrangements with Potlatch and capital expenditures. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include the risk factors described in Item 1A of Part II of this Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the following:

•	changes in the United States and international economies;

•	cyclical industry conditions;

•	changes in raw material costs and energy availability and costs;

•	changes in the alternative fuel mixture tax credit regulations and our eligibility for such credits;

•	unanticipated manufacturing disruptions;

•	the loss of business from any of our three largest Consumer Products segment customers;

•	changes in freight costs and disruptions in transportation services;

•	our inability to implement our strategies;

•	changes in exchange rates between the U.S. dollar and other currencies;

•	competitive pricing pressures for our products;

•	our inability to refinance or pay indebtedness;

•	changes in laws, regulations or industry standards affecting our business;

•	labor disruptions; and

•	unforeseen environmental liabilities or expenditures.

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

OVERVIEW

Executive summary. We reported net earnings for the first quarter of 2009 of $13.6 million, or $1.19 per diluted common share, compared to net earnings of $2.2 million, or $0.20 per diluted common share, for the first quarter of 2008. The increase in net earnings resulted primarily from:

•	higher net selling prices for our consumer tissue and paperboard products;

•

significantly lower input costs for wood fiber, which includes pulp for our Consumer Products segment, wood chips, sawdust and purchased pulp for our Pulp and Paperboard segment, and logs for our Wood Products segment;

•	lower input costs for freight and energy; and

•	lower costs associated with decreased shipments from our Pulp and Paperboard and Wood Products segments.

Net sales were $286.7 million for the first quarter of 2009, or 6.7% less than the $307.4 million of net sales for the same period in 2008. The reduction in net sales was due primarily to decreased shipments and lower selling prices for pulp, partially offset by higher net selling prices for our consumer tissue and paperboard products.

Corporate allocations. Historically, we shared corporate functions with Potlatch for a variety of services, including treasury, accounting, tax, legal, internal audit, human resources, information systems and public and investor relations. Upon completion of the spin-off, we became a stand-alone company and our expenses include payment for services to be provided by Potlatch under a transition services agreement. These services include employee benefits administration, information systems, accounting and other services for a period of up to eighteen months following the spin-off. Charges for these services have been set based on actual cost and will be partially offset by charges for certain accounts payable, purchasing, human resources, transportation, treasury, accounting, payroll and information systems related services we provide to Potlatch under the transition services agreement. We have been, and will continue to be, in the process of setting up stand-alone functions during the period of the transition services agreement, and we may incur some duplicative expenses in this process.

Our historical financial statements, prior to December 16, 2008, contain allocations of direct and indirect corporate overhead expenses, including costs for services of the type covered by the transition services agreement, as well as allocations for administrative and selling expenses based on the relative revenues of our wood products operations in relation to Potlatch’s Wood Products segment. We were allocated corporate overhead and wood products administrative and selling expenses of $2.8 million for the three months ended March 31, 2008. We believe that the methodology applied to the allocation of these expenses was reasonable. However, we expect to incur approximately $10 million in additional costs in 2009, compared to 2008, associated with being an independent, publicly traded company.

Except for interest expense associated with our note payable to Potlatch (in connection with the retained obligation agreement further described below under the heading “Debt Arrangements”), no interest expense or interest income was allocated from Potlatch to us prior to the spin-off.

Significant changes could have occurred in our funding and operations if we had operated as an independent stand-alone entity, including a possible change in our capital structure, for example the incurrence of debt, which could have had a significant impact on our financial position and results of operations.

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

Interest expense. Interest expense is the interest related to the $100 million note payable to Potlatch in connection with our retained obligation agreement, as well as interest associated with the balance outstanding on our credit facility.

Income taxes. Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and associated offices are located, adjusted for available credits and temporary differences between reported earnings and taxable income using current tax laws and rates.

RESULTS OF OPERATIONS

Our results of operations and financial condition discussed below for the three months ended March 31, 2008, were prepared on a combined basis from Potlatch’s consolidated financial statements. The historical results of operations and bases of the assets and liabilities of Potlatch’s Consumer Products and Pulp and Paperboard business and its Wood Products operations at Lewiston, Idaho, were used and give effect to allocations of expenses from Potlatch. This information is not necessarily indicative of what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the first quarter of 2008.

At March 31, 2009, our business was organized into three reporting segments: Consumer Products, Pulp and Paperboard, and Wood Products. Sales or transfers between segments are recorded as intersegment net sales based on prevailing market prices.

The following table sets forth period-to-period changes in items included in our Statements of Operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	Change
Net sales	$286,700	$307,437	$(20,737)
Costs and expenses:
Cost of sales	245,645	288,105	(42,460)
Selling, general and administrative expenses	15,830	12,734	3,096

	261,475	300,839	(39,364)

Earnings before interest and income taxes	25,225	6,598	18,627
Interest expense, net	(3,563)	(3,250)	(313)

Earnings before income taxes	21,662	3,348	18,314
Income tax provision	8,015	1,102	6,913

Net earnings	$13,647	$2,246	$11,401

Net sales—We experienced higher net selling prices for our consumer tissue and paperboard products in the first quarter of 2009, compared to the same period in 2008. However, we reported a 6.7% period-to-period decrease in net sales primarily due to decreased shipments of paperboard, pulp and lumber, combined with lower selling prices for lumber and pulp. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 85.7% of net sales for the quarter ended March 31, 2009, and 93.7% of net sales for the same period in 2008. The decrease of $42.5 million, or 14.7%, in the 2009 period compared to 2008 was primarily due to the following three items:

•	lower input costs for wood fiber;

•	lower freight and energy input costs; and

•	lower overall expenses associated with the decreased paperboard, pulp and lumber shipments.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 24.3% for the quarter ended March 31, 2009 compared to the same period in 2008. The increase was primarily due to additional corporate administration expenses associated with being an independent, publicly traded company.

Interest expense—Interest expense increased 9.6% in the first quarter of 2009 compared to the first quarter of 2008. Interest expense on the note payable to Potlatch was $3.1 million in the first quarter of 2009, compared to $3.3 million in the first quarter of 2008. In the first quarter of 2009, we also incurred approximately $0.5 million of interest related to the outstanding balance on our credit facility.

Income tax provision—Our income tax provision increased $6.9 million for the quarter ended March 31, 2009, compared to the same period in 2008, primarily due to increased earnings and a higher estimated effective tax rate for the first quarter of 2009. The estimated effective tax rate was 37.0% for the first quarter of 2009, compared to an effective tax rate of 32.9% for the first quarter of 2008. The tax provision for the first quarter of 2008 was calculated on a carve-out accounting basis, whereas the 2009 tax provision is reflective of the company’s operations and tax attributes as a stand-alone entity.

BUSINESS SEGMENT DISCUSSION

Consumer Products

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$136,152	$123,008
Operating income	29,136	3,481
percent of net sales	21.4%	2.8%

The Consumer Products segment reported a 10.7% increase in net sales (before intersegment net sales eliminations) and a $25.7 million increase in operating income for the first three months of 2009 compared to the first three months of 2008. The significant increase in operating income was due to the combination of increased net sales, which were attributable to higher net selling prices, and decreased costs. Average net selling prices for the first three months of 2009 were 11.7% higher than the average for the first three months of 2008. Approximately 7.2% of the net selling price increase was due to higher overall pricing, with the remaining 4.5% increase attributable to sales mix improvements. Shipment volumes, as measured in tons, were slightly lower in the first quarter of 2009 compared to the same period in 2008. However, on a case basis, shipments were slightly higher due to the sales mix improvements and the full effect of sheet count and sheet size reductions completed in 2008.

Operating costs for the segment were $12.5 million lower in the first quarter of 2009 versus the same period in 2008, or a 10.5% decrease. The decrease was due primarily to $6.5 million less in pulp costs, $2.8 million less in freight costs and $1.1 million less in energy costs. Equipment maintenance and repair costs, including labor, were $5.8 million for the segment in both periods.

Pulp and Paperboard

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$153,334	$177,780
Operating income	8,370	10,851
percent of net sales	5.5%	6.1%

Operating income for the Pulp and Paperboard segment decreased 22.9% in the first quarter of 2009 compared to the first quarter of 2008. Net sales, before intersegment net sales eliminations, were 13.8% lower in the first quarter of 2009 compared to the first quarter of 2008. The decrease in net sales was due to an 18.8% decrease in paperboard shipments and substantially lower net selling prices and shipments for pulp, partially offset by 12.5% higher net selling prices for paperboard. The higher paperboard selling prices were primarily attributable to price increases implemented in 2008, while the lower pulp net selling prices were largely due to the weakening of pulp markets beginning in the second half of 2008 and continuing through the first quarter of 2009.

The decrease in net sales discussed above was largely offset by a $22.0 million decrease in operating expenses for the segment. In addition to lower costs associated with the decreased shipments of paperboard and pulp, operating expenses for the first quarter of 2009 were favorably affected by lower input costs for wood fiber, freight and energy. Although costs for wood chips to supply our Lewiston, Idaho, pulp and paperboard mill remain at historically high levels, due largely to the limited supplies resulting from the slowdown or shutdown of operations of many lumber mills in response to the continued U.S. economic and home construction market downturn, we experienced some moderation of cost levels in the first quarter of 2009 compared to 2008 cost levels. Equipment maintenance and repair expenses, including labor, for the segment were $16.9 million in the first quarter of 2009, compared to $12.4 million in the first quarter of 2008. The maintenance and repair expenses for the 2009 quarter included $1.5 million of major maintenance costs, versus no such costs in the first quarter of 2008. During the first quarter of 2009, we took five days of downtime on one of our paperboard machines in Lewiston, Idaho, due primarily to softer than expected order backlogs. However, we utilized the downtime to shift certain major maintenance work originally planned for the third quarter of 2009 to the first quarter. The remainder of the increase in maintenance and repair expenses was primarily due to some routine maintenance work conducted in the first quarter of 2009.

Wood Products

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$12,412	$22,754
Operating loss	(6,161)	(4,414)
percent of net sales	N/A	N/A

The Wood Products segment reported an operating loss of $6.2 million for the first quarter of 2009, compared to an operating loss of $4.4 million recorded in the same period of 2008. The continued and prolonged downturn in the housing market had a significant negative effect on both quarters. The larger loss for the segment in the 2009 period was due to a significant decrease in net sales, before intersegment net sales eliminations, which was attributable to a 30.9% decrease in shipments and 21.1% lower average net selling prices, which were due to unfavorable pricing and a lower percentage of higher-value cedar product sales. Throughout the first quarter of 2009, our lumber mill in Lewiston, Idaho operated on a reduced production schedule. In addition, in the first quarter of 2009 we took six days of downtime at the Lewiston lumber mill.

The decreased net sales in the first three months of 2009 were partially offset by an $8.6 million decrease in segment expenses, which were primarily due to lower log costs and lower overall costs associated with the decreased lumber shipments.

Corporate and Eliminations

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Corporate and eliminations	$(6,120)	$(3,320)

Corporate expenses and eliminations were $6.1 million for the first quarter of 2009, compared to $3.3 million for the first quarter of 2008. The increase was due largely to increased corporate administration expenses associated with being a separate, publicly traded company after our spin-off on December 16, 2008.

Other Information

We are registered with the Internal Revenue Service as an alternative fuel mixer. As a result, we believe that we are eligible for a refundable tax credit equal to $0.50 per gallon of alternative fuel, including black liquor, used in a mixture with diesel fuel to produce energy at our Lewiston, Idaho and Cypress Bend, Arkansas pulp and paperboard mills. We have not yet received a payment, but expect that the tax credit refund generated for the period from late January through February 2009 covered by our initial application for the refundable credit will be approximately $16.7 million.

We have applied for additional alternative fuel mixture tax credits in connection with our use of black liquor. On an annual basis we anticipate using 300 to 400 million gallons of black liquor as an alternative fuel in a mixture with diesel fuel in our recovery boilers. Our results of operations and cash flows for the first quarter of 2009 do not include any amounts in connection with our application for refundable alternative fuel mixture tax credits.

The federal regulations regarding the alternative fuel mixture tax credits are complex and we are currently evaluating the recognition for financial reporting purposes of any tax credit payment received, including the likelihood that any credits received would be subject to corporate income tax. The payments that we may receive for our usage of black liquor as an alternative fuel could be material. However, there can be no assurance that the alternative fuel mixture tax credit for the use of black liquor will continue in effect, that our operations will remain qualified to receive the tax credits, or that our application for the payments will be approved and paid. The alternative fuel mixture tax credit is currently set to expire on December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the three months ended March 31, 2009 and 2008.

Cash Flows Summary

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008	Change
Net cash provided by operating activities	$34,771	$22,525	$12,246
Net cash used for investing activities	(5,736)	(2,291)	(3,445)
Net cash used for financing activities	(29,401)	(20,233)	(9,168)

Increase (decrease) in cash	$(366)	$1	$(367)

Net cash provided by operating activities increased 54.4% for the first three months of 2009 compared with the same period in 2008. The increase was primarily attributable to higher net earnings, partially offset by a smaller amount of cash provided by working capital changes in the first three months of 2009, which was due primarily to increased paperboard inventories, partially offset by decreased trade receivables for the Pulp and Paperboard and Consumer Products segments and lower log inventories.

For the three months ended March 31, 2009, net cash used for investing activities was $5.7 million, compared to $2.3 million for the first three months of 2008. The increase from 2008 to 2009 was due to increases in short-term investments and capital expenditures in the first quarter of 2009 compared to the first quarter of 2008.

Our estimated capital expenditures for 2009 are expected to be between $15 million and $20 million. We expect the majority of our capital budget to be spent on various discretionary, high-return projects for the Consumer Products and Pulp and Paperboard segments, as well as various routine general replacement projects for each of our segments.

Net cash used for financing activities for the three months ended March 31, 2009, was 45.3% higher than cash used for financing activities during the same period in 2008. Cash used for financing activities in the first three months of 2009 primarily consisted of a decrease in payables to Potlatch and the repayment of $10 million in borrowings under our revolving credit facility. Cash used for financing activities in the first three months of 2008 consisted of net payments to Potlatch in accordance with Potlatch’s centralized approach to cash management prior to the spin-off.

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

DEBT ARRANGEMENTS

Our retained obligation agreement with Potlatch reflects our agreement to pay the principal and interest associated with the $100 million principal amount of credit sensitive debentures previously issued by an affiliate of Potlatch. We are obligated to make an interest payment on June 1, 2009 and to pay $100 million of principal plus accrued interest on December 1, 2009.

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

Potlatch’s current credit ratings applicable to the debentures are BB+ from S&P and Ba1 from Moody’s, and accordingly the interest rate currently applicable to the debentures is 12.5% per year. In the event Potlatch’s credit rating applicable to the debentures declines and the interest rate on the debentures increases, we are required to pay interest on the debentures at the then applicable rate, which could be as high as 14.0% per year. Conversely, if Potlatch’s credit rating applicable to the debentures improves, the interest rate we pay would be lower.

Under the retained obligation agreement, we are obligated to use commercially reasonable efforts to issue, as soon as reasonably practical, debt or equity securities, or to borrow money from one or more financial institutions or other lenders, on terms reasonably acceptable to us, in an aggregate amount sufficient to pay all amounts owing under the debentures. Concurrently with our receipt of cash proceeds from any disposition of assets equal to or in excess of $50 million, or any equity issuance or debt incurrence other than cash proceeds from our $125 million revolving credit facility, we are obligated to apply the proceeds to the remaining payment obligations on the debentures. If the cash proceeds from any equity issuance, debt incurrence or disposition are insufficient to satisfy all of the payment obligations on the debentures, we are obligated to transfer the cash proceeds into an escrow account in which Potlatch will have a first priority security interest. However, we are not required to draw from our revolving credit facility to satisfy our obligations under the retained obligation agreement.

In the event we are unable to timely pay, and Potlatch thereafter pays any principal or interest due under the debentures, we will be deemed to have received a loan from Potlatch in the amount of the shortfall and we will be obligated to issue a promissory note to Potlatch equal to that amount. All amounts owing under any promissory note issued by us to Potlatch will be due and payable on December 1, 2011. Any promissory note, to the extent issued in connection with our failure to timely make a payment on the debentures, will initially accrue interest at a rate per annum equal to the rate of interest applicable to the debentures at the time the note is issued or at maturity of the debentures, plus one percent and after December 1, 2010 until December 1, 2011, the rate of interest applicable to the debentures immediately prior to their maturity plus two percent. In the event we issue a promissory note to Potlatch, we will be obligated to use commercially reasonable efforts prior to the maturity date to issue, as soon as reasonably practical, debt or equity securities or to borrow money, on terms reasonably acceptable to us, in an aggregate amount sufficient to prepay all amounts owing under the promissory note. As security for any promissory note issued by us to Potlatch, we will grant Potlatch a security interest in our real property, fixtures and equipment at our Arkansas pulp and paperboard facility.

The retained obligation agreement contains covenants that limit or restrict our ability to:

•	create, assume or incur liens on our assets;

•	enter into sale-leaseback arrangements;

•	sell or transfer any assets with an aggregate value in excess of $10.0 million that may be collateral for our obligations under any promissory note, without the prior written consent of Potlatch;

•	consolidate with or merge with another entity; and

•	transfer our properties and assets to another entity.

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

As of March 31, 2009, there were $40.0 million in borrowings outstanding under the credit facility, and approximately $1.7 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.75% and 3.50% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 1.00% and 1.75% for other loans. The percentage margin on all loans is based on our last twelve month’s fixed charge coverage ratio, which is recalculated on a quarterly basis. As of March 31, 2009, the weighted average interest rate on the $40.0 million of borrowings outstanding under the credit facility was approximately 3.55%, and we would have been permitted to draw an additional $70.1 million under the credit facility. As of the date of this report, we are eligible to borrow under the credit facility at LIBOR plus 3.00%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of March 31, 2009, the fixed charge coverage ratio for the last twelve months was 2.6 to 1.0.

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

Our obligations under the revolving credit facility are secured by all of our accounts receivable and inventory. The credit facility agreement contains various provisions that limit our discretion in the operation of our business by restricting our ability to, among other things:

•	pay dividends or repurchase equity interests from our stockholders;

•	create, incur or guarantee certain debt;

•	incur liens on certain properties;

•	make capital expenditures in amounts in excess of those permitted under the revolving credit agreement;

•	enter into certain affiliate transactions;

•	modify the retained obligation agreement without the consent of our lenders;

•	enter into certain hedging arrangements; and

•	consolidate with or merge with another entity.

With the borrowing transactions described above, we are significantly leveraged and will be required to apply a significant amount of cash to service our debt obligations. As of March 31, 2009, we had $140.0 million of aggregate indebtedness and up to $70.1 million of additional borrowing capacity based on the amount of our eligible accounts receivable and inventory as of March 31, 2009. We expect to periodically draw upon our revolving credit facility to meet cash requirements depending on cash flows from operations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash in the future, which will be subject to the successful operation of our business, as well as general economic, competitive and other factors outside of our control. Based on our current level of operations, we believe that our cash flow from operations and available borrowings under the revolving credit facility will be sufficient to meet our future cash needs for the next 12 months. However, we expect that outside financing will be necessary in order to satisfy our obligations under the retained obligation agreement discussed above. Under the terms of our revolving credit facility, the maturity of our facility will be accelerated to September 1, 2011, if we are unable to refinance the $100 million credit sensitive debentures by that date.

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

CRITICAL ACCOUNTING POLICIES

Our accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of net sales, expenses, assets and liabilities reported. Critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are discussed on pages 31-34 of our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded periodically based on updated information. There were no significant changes in our critical accounting policies during the first three months of 2009. Our principal accounting policies are discussed on pages 50-55 of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility and credit rate risk on our note payable in connection with our retained obligation for Potlatch’s credit sensitive debentures.

Interest Rate Risk

As of March 31, 2009, there were $40.0 million of borrowings outstanding under our secured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. A 1% increase or decrease in interest rates, based on our outstanding credit facility borrowings of $40.0 million at March 31, 2009, would have a $0.4 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of March 31, 2009, these contracts covered approximately 40% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2009, plus lesser amounts for 2010.

Foreign Currency Risk

Virtually all of our non-U.S. sales are denominated in U.S. dollars and accordingly we are not subject to currency exchange risks associated with the receipt of payments in foreign currencies.

Quantitative Information about Market Risks

(Dollars in millions)

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt:
Fixed rate	$100	$—	$—	$—	$—	$—	$100
Average interest rate	12.5%	—%	—%	—%	—%	—%	12.5%
Fair value at 3/31/09							$85

ITEM 4.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2009. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Historically, we have relied on certain financial, administrative and other resources of Potlatch to operate our business, including portions of human resources, information systems, accounting, tax and corporate services. In conjunction with the spin-off of our businesses from Potlatch, in 2009 we are enhancing our own financial, administrative and other support systems or contracting with third parties to replace Potlatch’s systems. We are also establishing our own accounting and auditing policies and systems on a stand-alone basis. We have entered into a transition services agreement with Potlatch under which Potlatch will provide some of these services to us on a transitional basis.

Part II

ITEM 1.

Legal Proceedings

None.

ITEM 1A.

Risk Factors

Except as follows, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008, entitled “Risk Factors.”

As noted under the subsection “Other Information” contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 of this Report, we have applied for a refundable tax credit related to our use of black liquor as an alternative fuel at our Idaho and Arkansas pulp and paperboard mills. There are risks and uncertainties associated with whether we are entitled to or will receive these payments as discussed in that subsection, and those risks and uncertainties are incorporated herein by reference.

ITEM 6.

Exhibits

The exhibit index is located on page 22 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION (Registrant)

By:	/s/ Linda K. Massman
Linda K. Massman Vice President, Finance and Chief Financial Officer (Duly Authorized; Principal Financial Officer)

By:	/s/ Douglas D. Spedden
Douglas D. Spedden Corporate Controller and Treasurer (Duly Authorized; Principal Accounting Officer)

Date: May 5, 2009

CLEARWATER PAPER CORPORATION

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.7(i)†*	Addendum to Employment Agreement between Gordon L. Jones and Clearwater Paper Corporation, dated effective January 1, 2009, filed as Exhibit 10.7(i) to the Current Report on Form 8-K filed by the Registrant on March 9, 2009.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.

†	Management contract or compensatory plan, contract or arrangement.