Form 10-Q
period 2009-06-30
Clearwater Paper Corp
filed 2009-08-04
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number: 001-34146

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

The number of shares of common stock of the registrant outstanding as of July 31, 2009 was 11,361,639.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.	Financial Statements

Clearwater Paper Corporation

Condensed Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$316,905	$315,988	$603,605	$623,425

Costs and expenses:
Cost of sales	267,022	293,848	512,667	581,953
Selling, general and administrative expenses	18,198	11,198	34,028	23,932

	285,220	305,046	546,695	605,885

Alternative fuel mixture tax credits	76,373	—	76,373	—

Earnings before interest, debt retirement costs and income taxes	108,058	10,942	133,283	17,540
Interest expense, net	(3,431)	(3,250)	(6,994)	(6,500)
Debt retirement costs	(6,250)	—	(6,250)	—

Earnings before income taxes	98,377	7,692	120,039	11,040
Income tax provision	22,929	2,716	30,944	3,818

Net earnings	$75,448	$4,976	$89,095	$7,222

Net earnings per common share:
Basic	$6.64	$0.44	$7.84	$0.64
Diluted	6.43	0.44	7.68	0.64

The accompanying notes are an integral part of these financial statements.

Clearwater Paper Corporation

Condensed Balance Sheets

Unaudited (Dollars in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$3,561	$3,218
Restricted cash	750	—
Short-term investments	73,185	10,800
Receivables, net	146,369	104,030
Inventories	143,228	154,351
Deferred tax assets	14,772	14,772
Prepaid expenses	6,315	2,408

Total current assets	388,180	289,579

Land	4,729	4,729
Plant and equipment, at cost less accumulated depreciation	372,311	385,138
Other assets	7,438	3,820

	$772,658	$683,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$50,000
Note payable to Potlatch	—	100,000
Accounts payable and accrued liabilities	104,951	116,471
Current liability for pensions and other postretirement employee benefits	9,086	9,086

Total current liabilities	114,037	275,557

Long-term debt	148,197	—
Liability for pensions and other postretirement employee benefits	224,148	221,649
Other long-term obligations	3,788	3,234
Deferred taxes	9,286	1,837
Accumulated other comprehensive loss	(123,368)	(126,149)
Stockholders’ equity excluding accumulated other comprehensive loss	396,570	307,138

	$772,658	$683,266

The accompanying notes are an integral part of these financial statements.

Clearwater Paper Corporation

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATIONS
Net earnings	$89,095	$7,222
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	23,478	23,639
Debt retirement costs	6,250	—
Deferred taxes	7,449	(4,062)
Equity-based compensation expense	1,338	1,683
Employee benefit plans	5,814	34
Loss on disposal of plant and equipment	—	74
Working capital changes	(27,024)	11,761
Excess tax benefit from share-based payment arrangements	(7)	—
Increase in other assets	(215)	—

Net cash provided by operating activities	106,178	40,351

CASH FLOWS FROM INVESTING
Change in short-term investments	(62,385)	—
Additions to plant and equipment	(9,665)	(7,043)
Other, net	—	7

Net cash used for investing activities	(72,050)	(7,036)

CASH FLOWS FROM FINANCING
Net payments to Potlatch	—	(33,254)
Change in book overdrafts	(3,888)	—
Net proceeds from long-term debt	38,188	—
Repayment of notes payable	(50,000)	—
Repayment of payable to Potlatch	(16,529)	—
Deferred loan fees	(1,207)	—
Excess tax benefit from share-based payment arrangements	7	—
Other, net	(356)	(61)

Net cash used for financing activities	(33,785)	(33,315)

Increase in cash	343	—
Balance at beginning of period	3,218	9

Balance at end of period	$3,561	$9

Net interest payments for the six months ended June 30, 2009 were $7.2 million. Net income tax payments for the six months ended June 30, 2009 were $41.3 million. We paid no interest or income taxes, nor did we receive any income tax refunds, for the six months ended June 30, 2008, due to Potlatch’s centralized approach to cash management prior to the spin-off.

See Note 10 for discussion of non-cash financing activities associated with the issuance of our senior unsecured notes and the repayment of our obligation to Potlatch.

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

Unless the context otherwise requires or indicates, references in this report to “Clearwater Paper,” “we,” “our company” and “us” refer:

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

The accompanying Condensed Balance Sheets at June 30, 2009 and December 31, 2008, the Condensed Statements of Operations for the quarters and six months ended June 30, 2009 and 2008, and the Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, or SEC, on March 18, 2009.

We have evaluated subsequent events through the time we filed this Quarterly report on Form 10-Q on August 4, 2009.

NOTE 3.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 (as amended by FASB Staff Position, or FSP, FAS No. 157-2) is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis in the financial statements, the statement is effective for fiscal years beginning after November 15, 2008. With the exception of the deferred portion of SFAS No. 157, we adopted this Statement effective January 1, 2008, which did not have a material effect on our financial condition and results of operations. Adoption of the deferred portion of this Statement on January 1, 2009, did not have a material effect on our financial condition and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 effective January 1, 2009. See Note 12 – Derivatives.

In December 2008, the FASB issued Staff Position, or FSP, FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits to provide guidance on an employers’ disclosures about assets of a defined pension or other postretirement plan. The additional disclosures include investment policies and strategies, categories of plan assets, and information about the fair value measurements of plan assets. The disclosures required by this FSP are effective for fiscal years ending after December 15, 2009. Adoption of this Statement is not expected to have a material effect on our financial condition and results of operations. However, we are currently reviewing what effect this FSP will have on our financial statement disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments, as well as describe changes in methods and significant assumptions, if any, during the period. This FSP is effective for interim reporting periods ending after June 15, 2009. See Note 11 –Fair Value Measurements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement establishes the accounting and disclosure of events occurring after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement was effective for interim or annual financial periods ending after June 15, 2009. The adoption of this Statement did not have an effect on our financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140. SFAS No. 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently reviewing SFAS No. 166 to determine what effect, if any, it will have on our financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This Statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not expect adoption of this Statement to have a material effect on our financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this Statement is not expected to have a material effect on our financial condition and results of operations.

NOTE 4.

Income Taxes

The income tax provisions presented in the Condensed Statements of Operations have been computed by applying an estimated annual effective tax rate. This effective rate was 36.9% for the quarter and six months ended June 30, 2009, 35.3% for the quarter ended June 30, 2008, and 34.6% for the six months ended June 30, 2008. The tax provision for the second quarter and six months ended June 30, 2008 was calculated on a carve-out basis, whereas the 2009 tax provision is reflective of the company’s operations and tax attributes as a stand-alone entity.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the three month and six month periods ended June 30, 2009 and 2008, no such amounts were reflected in our provision for income taxes.

During the quarter ended June 30, 2009, we recognized an income tax benefit under Section 45 of the Internal Revenue Code of $9.8 million attributable to the federal tax credit allowed with respect to electricity produced from qualified energy resources and sold to an unrelated person for the tax years 2006 through 2008. The credit is available for the production and sale of electricity from open-loop biomass, which includes wood bark and wood fiber derived from mill or timber harvesting residues. The amount we recognized is related to the years 2006 through 2008. The credit is set to expire at the end of 2009. We also recognized a $0.2 million benefit associated with the six months ended June 30, 2009, which is reflected in the tax provision for this period.

During the quarter ended June 30, 2009, we also recognized a benefit of $3.6 million attributable to a reduction in the valuation allowance previously established with respect to state investment credit carryovers. The valuation allowance for this deferred tax asset as of December 31, 2008 and 2007 was $3.6 million. Based upon taxable income projections for 2009, including income from the alternative fuel mixture tax credits discussed in Note 7 and ITEM 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 19, and future taxable income over the periods for which the deferred tax assets are creditable against state tax liabilities, management now believes that it is more likely than not that we will realize the benefits of these tax credits.

NOTE 5.

Earnings per Common Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands – except per-share amounts)	2009	2008	2009	2008
Net earnings	$75,448	$4,976	$89,095	$7,222

Basic average common shares outstanding	11,359,267	11,354,542	11,356,942	11,354,542
Incremental shares due to:
Restricted stock units	250,370	—	228,307	—
Performance shares	117,611	—	10,174	—

Diluted average common shares outstanding	11,727,248	11,354,542	11,595,423	11,354,542

Basic net earnings per common share	$6.64	$0.44	$7.84	$0.64

Diluted net earnings per common share	$6.43	$0.44	$7.68	$0.64

For the quarter ended June 30, 2009, 3,846 shares of common stock underlying outstanding restricted stock units, or RSUs, and 11,541 shares of common stock underlying outstanding performance shares were excluded from the computation of diluted net earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2009, 4,596 shares of common stock underlying outstanding RSUs, and 18,291 shares of common stock underlying outstanding performance shares were excluded from the computation of diluted net earnings per share because their effect was anti-dilutive. There were no RSUs or performance shares outstanding during the quarter or six months ended June 30, 2008. The basic average common shares outstanding as of the spin-off date were utilized for the 2008 periods presented above.

NOTE 6.

Equity-Based Compensation

In connection with the spin-off, our board of directors approved and adopted, and Potlatch, in its capacity as our sole stockholder, approved, the Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan. The Stock Plan provides for equity-based awards in the form of restricted shares, RSUs, performance shares, stock options or stock appreciation rights to selected employees, outside directors and consultants of the company. Under the Stock Plan, we are authorized to issue up to approximately 1.7 million shares. The Stock Plan became effective on December 16, 2008. At June 30, 2009, approximately 709,000 shares were available for future issuance under the Stock Plan.

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

As required by SFAS No. 123R, Share-Based Payment, we prepared a calculation as of the date of the spin-off to determine whether any additional compensation cost existed for any excess of the fair value of the modified replacement awards granted by us over the fair value of the original Potlatch performance share and RSU awards. The resulting additional expense of $0.4 million is being recognized over the remaining vesting period for the outstanding replacement grants.

We recorded equity-based compensation expense of $0.6 million for the quarter ended June 30, 2009, of which $0.4 million related to RSUs and $0.2 million related to performance shares. We recorded equity-based compensation expense of $1.3 million for the six months ended June 30, 2009, of which $1.0 million related to RSUs and $0.3 million related to performance shares. The equity-based compensation expense we recorded for the quarter and six months ended June 30, 2008, which was allocated to us by Potlatch, was $0.9 million and $1.7 million, respectively. The net income tax benefit associated with equity-based compensation totaled $0.2 million and $0.4 million for the quarters ended June 30, 2009 and 2008, respectively, and $0.3 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively.

In connection with joining our board of directors, in January 2009 our outside directors were granted an award of phantom common stock units, which were credited to an account established on behalf of each director and will vest ratably over a three-year period. In May 2009, our outside directors were granted equity awards in the form of common stock units as part of their annual compensation, which were credited to their accounts. Certain of the awards granted will vest ratably over one year. These accounts will be credited with additional common stock units equal in value to dividends paid, if any, on the same amount of common stock. Upon separation from service as a director, the vested portion of the common stock units held by the director in his stock unit account will be converted to cash based upon the then market price of the common stock and paid to the director. Due to the cash-settlement feature of the awards, we recognize equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock.

Directors of the company also can each elect to defer compensation in the form of stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director equity-based compensation and deferred expense totaling $0.6 million for the quarter ended June 30, 2009, and $0.7 million for the six months ended June 30, 2009. We were a wholly owned subsidiary of Potlatch prior to our spin-off, and thus there was no director equity-based compensation or deferred expense or income for the quarter and six months ended June 30, 2008.

RESTRICTED STOCK UNITS

RSUs granted under our Stock Plan are generally subject to a vesting period. Certain officers and other employees of the company have been granted RSU awards that will accrue dividend equivalents based on dividends paid, if any, during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of certain outstanding RSU awards state that 20% of the RSUs vest on each of the first and second anniversaries of the grant date of the awards, with the remaining 60% vesting on the third anniversary. The terms of certain other outstanding RSU awards provide for vesting of such RSUs upon the expiration of a set period of approximately three years.

A summary of the status of outstanding RSU awards as of June 30, 2009, and changes during the first six months of 2009, is presented below:

	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Unvested shares outstanding at January 1[1]	282,469	$17.25
Granted	214,361	9.90
Vested	(11,519)	14.11
Forfeited	(42,987)	13.30

Unvested shares outstanding at June 30	442,324	14.15	$11,186

[1]

Represents Clearwater Paper Corporation RSU awards granted to approximately 70 employees to replace equity awards previously granted to these employees by Potlatch. The original equity awards granted by Potlatch were automatically cancelled, per the terms of the awards, as a result of the spin-off.

For RSU awards granted during 2009, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during the first half of 2009 was $0.2 million.

As of June 30, 2009, there was $3.0 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.5 years.

PERFORMANCE SHARES

Performance share awards granted under our Stock Plan have a three-year performance period, and shares are issued after the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% - 200%. Performance share awards granted under our Stock Plan do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement. During the performance period, dividend equivalents accrue based on dividends paid, if any, and are converted into additional performance shares, which vest or are forfeited in the same manner as the underlying performance shares to which they relate.

The fair value of performance share awards is estimated using a Monte Carlo simulation model. A summary of the status of outstanding performance share awards as of June 30, 2009, and changes during the first six months of 2009, is presented below:

	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Unvested shares outstanding at January 1	—	$—
Granted	281,091	11.18
Vested	—	—
Forfeited	(14,911)	9.87

Unvested shares outstanding at June 30	266,180	11.25	$6,732

As of June 30, 2009, there was $2.4 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 2.5 years.

NOTE 7.

Alternative Fuel Mixture Tax Credits

We are registered with the Internal Revenue Service, or IRS, as an alternative fuel mixer and have received refundable tax credit payments in connection with our use of “black liquor,” a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. We recorded $76.4 million of pre-tax income during the second quarter of 2009 related to the alternative fuel mixture tax credit. This income was for the period from late January through June 30, 2009. The portion of the alternative fuel mixture tax credit attributable to operations occurring during the second quarter was $45.0 million. Through June 30, 2009, we had received refundable tax credit payments totaling $57.6 million. We had $18.8 million included in “Receivables, net” on our Condensed Balance Sheet at June 30, 2009, which represented amounts we were eligible to receive but had not received as of that date.

The income for the alternative fuel mixture tax credits has been recorded as taxable income in our financial statements, including a provision for income taxes. However, we are still evaluating the likelihood that any credits received would be subject to corporate income tax, as well as the manner in which we will report the credits on our corporate income tax returns.

The alternative fuel mixture tax credit is currently set to expire on December 31, 2009.

NOTE 8.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Raw materials	$46,994	$77,670
Finished goods	96,234	76,681

	$143,228	$154,351

NOTE 9.

Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost (benefit) of our pension and other postretirement employee benefit plans for the periods presented:

Quarters ended June 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$1,733	$1,555	$183	$278
Interest cost	3,740	3,672	2,145	2,049
Expected return on plan assets	(4,879)	(6,065)	—	—
Amortization of prior service cost (credit)	355	321	(528)	(697)
Amortization of actuarial loss	1,565	296	1,199	515
Curtailments	—	165	—	—

Net periodic cost (benefit)	$2,514	$(56)	$2,999	$2,145

Six months ended June 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$3,466	$3,110	$486	$555
Interest cost	7,481	7,344	4,221	4,098
Expected return on plan assets	(9,758)	(12,128)	—	—
Amortization of prior service cost (credit)	710	641	(1,056)	(1,394)
Amortization of actuarial loss	3,130	591	1,775	1,030
Curtailments	—	165	—	—

Net periodic cost (benefit)	$5,029	$(277)	$5,426	$4,289

As discussed in the notes to our financial statements as of and for the year ended December 31, 2008, our company-sponsored pension plans were underfunded by $91.2 million at December 31, 2008. As a result, we expected to be required to make contributions of approximately $8.7 million (plus interest) to our qualified pension plans for the 2009 tax year. However, we are currently reviewing guidance from the IRS that may result in lower required pension contributions for 2009. Although related to the 2009 tax year, payment of these contributions is not required until September 2010, which is when we expect to make these payments. In addition, we estimate contributions will total approximately $0.2 million in 2009 to our non-qualified pension plan. During the six months ended June 30, 2009, we made $0.1 million of contributions to our non-qualified pension plan. We do not anticipate funding our postretirement employee benefit plans in 2009 except to pay benefit costs as incurred during the year by plan participants.

NOTE 10.

Notes Payable

On June 11, 2009, we sold $150 million aggregate principal amount of senior unsecured notes. The notes are due on June 15, 2016, have an interest rate of 10.625% and were issued at a price equal to 98.792% of their face value. The issuance of these notes generated net proceeds of approximately $144.0 million after deducting discounts and offering expenses. We transferred approximately $107 million of these proceeds to a trustee in satisfaction of our obligation related to the indenture under which $100 million principal amount of credit sensitive debentures due December 1, 2009 were originally issued by an affiliate of Potlatch. The obligation to repay the credit sensitive debentures was retained by us prior to the spin-off. The $107 million consisted of the $100 million principal amount underlying the credit sensitive debentures, plus approximately $6.3 million recorded as “Debt retirement costs” on our Condensed Statement of Operations representing our current estimate of the remaining interest obligation due to holders of the debentures on December 1, 2009, and plus approximately $0.7 million included as “Restricted cash” on our Condensed Balance Sheet. The $0.7 million of restricted cash represents the difference between our current estimate of the interest payment due to holders of the debentures on December 1, 2009, and the interest payment that would be owing on December 1, 2009, if the maximum interest rate applicable to the credit sensitive debentures were to apply. Any amounts held by the trustee after payment of the $100 million principal amount and accrued interest on December 1, 2009, will be returned to us.

On our Condensed Statement of Cash Flows for the six months ended June 30, 2009, $38.2 million is reported as “Net proceeds from long-term debt.” This represents the net proceeds received upon completion of the issuance of the senior notes, and consisted of the $150 million note proceeds less discounts, net of the direct transfer of $107 million to a trustee to satisfy our obligation related to the $100 million principal amount of credit sensitive debentures, as discussed above, and $3.0 million of expenses associated with the offering. An additional $1.2 million of expenses associated with the issuance of the notes is included in “Deferred loan fees” on our Condensed Statement of Cash Flows for the six months ended June 30, 2009.

The 10.625% senior notes due 2016 are general unsecured obligations and are therefore not secured by our assets. They are equal in right of payment with all existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by all accounts receivable, inventory and cash. The notes are unconditionally guaranteed by any future restricted subsidiary guarantors.

Prior to June 15, 2012, we may redeem, at any time at our option, up to 35% of the aggregate principal amount of the notes with the net proceeds of qualified equity offerings at a redemption price equal to 110.625% of the principal amount thereof plus accrued and unpaid interest. We have the option to redeem all or a portion of the notes at any time prior to June 15, 2013 at a redemption price equal to 100% of the principal amount thereof plus a premium and accrued and unpaid interest.

In connection with the issuance of the senior notes, we entered into a registration rights agreement with the initial purchasers of the senior notes. Under this agreement, we agreed, to the extent the senior notes do not become freely tradable under the Securities Act on or before the 380th day after the date of their issuance, to file a registration statement with the SEC pursuant to which we will offer to exchange the senior notes for notes with substantially similar terms that are registered under the Securities Act. In addition, if applicable interpretations of the staff of the SEC do not permit us to exchange the senior notes, we will be required to make available an effective shelf registration statement registering the resale of the senior notes. If the senior notes do not become freely tradable on or before the 380th day after the date of their issuance, the interest rate applicable to the senior notes will be increased by 0.25% per annum for the first 90-day period and thereafter will be increased by an additional 0.25% per annum for each 90-day period that elapses, subject to a maximum of 1% per annum. The additional interest will accrue on the senior notes until they become freely tradable, until an exchange offer has been completed or a shelf registration statement has been declared effective, as applicable. No amounts associated with the registration rights agreement have been recorded within the accompanying condensed financial statements, as the likelihood that we would have to make any payments under the arrangement is considered remote.

The terms of the notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

NOTE 11.

Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments	$77,496	$77,496	$14,018	$14,018
Current notes payable (borrowings under revolving credit facility)	—	—	50,000	50,000
Note payable to Potlatch	—	—	100,000	78,000
Long-term debt	148,197	152,438	—	—

SFAS No. 157 establishes a framework for measuring fair value, which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities, or “Level 1” measurements, and the lowest priority to unobservable inputs, or “Level 3” measurements. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the company has the ability to access.

Level 2

Inputs to the valuation methodology include:

•       Quoted prices for similar assets or liabilities in active markets;

•       Quoted prices for identical or similar assets or liabilities in inactive markets;

•       Inputs other than quoted prices that are observable for the asset or liability; and

•       Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets measured at fair value on a recurring basis at June 30, 2009, under SFAS No. 157, are summarized below:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash, restricted cash and short-term investments	$77,496	$—	$—	$77,496

The carrying amount of our short-term investments approximates fair value due to their very short maturity periods.

NOTE 12.

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

We had no activity during the second quarters or the first six months of 2009 and 2008 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of June 30, 2009, these contracts covered approximately 50% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2009, plus lesser amounts for 2010. These contracts qualify for treatment as “normal purchases or normal sales” under SFAS No. 133 and require no mark-to-market adjustment.

NOTE 13.

Comprehensive Income

The components of comprehensive income for the quarters and six months ended June 30, 2009 and 2008 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net earnings	$75,448	$4,976	$89,095	$7,222

Other comprehensive income, net of tax:
Defined benefit pension and other postretirement employee benefit plans:
Amortization of actuarial loss included in net periodic cost, net of tax of $1,078, $316, $1,913 and $632	1,686	494	2,992	988
Amortization of prior service credit included in net periodic cost, net of tax of $(68), $(146), $(135) and $(293)	(105)	(230)	(211)	(459)

	1,581	264	2,781	529

Comprehensive income	$77,029	$5,240	$91,876	$7,751

Of the $1.6 million reported as other comprehensive income, net of tax, for the quarter ended June 30, 2009, $1.2 million related to our defined benefit pension plans and $0.4 million related to our other postretirement employee benefit plans. Of the $2.8 million reported as other comprehensive income, net of tax, for the six months ended June 30, 2009, $2.4 million related to our defined benefit pension plans and $0.4 million related to our other postretirement employee benefit plans. Of the $0.3 million reported in other comprehensive income, net of tax, for the quarter ended June 30, 2008, $0.4 million of income and $0.1 million of expense related to our defined benefit pension and other postretirement employee benefit plans, respectively. Of the $0.5 million reported in other comprehensive income, net of tax, for the first six months of 2008, $0.7 million of income and $0.2 million of expense related to our defined benefit pension and other postretirement employee benefit plans, respectively.

NOTE 14.

Segment Information

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Segment Net Sales:
Consumer Products	$139,350	$122,888	$275,502	$245,896

Pulp and Paperboard:
Paperboard	153,857	163,075	291,880	314,305
Pulp	20,518	21,941	35,792	48,193
Other	34	96	71	394

	174,409	185,112	327,743	362,892

Wood Products	16,587	27,652	28,999	50,406

	330,346	335,652	632,244	659,194
Elimination of intersegment net sales	(13,441)	(19,664)	(28,639)	(35,769)

Total segment net sales	$316,905	$315,988	$603,605	$623,425

Intersegment Net Sales or Transfers:
Consumer Products	$21	$20	$39	$43
Pulp and Paperboard	12,135	16,852	26,120	30,386
Wood Products	1,285	2,792	2,480	5,340

Total intersegment net sales or transfers	$13,441	$19,664	$28,639	$35,769

Operating Income (Loss):
Consumer Products	$32,182	$7,082	$61,318	$10,563
Pulp and Paperboard[1]	87,758	6,030	96,128	16,881
Wood Products	(4,480)	(3,646)	(10,641)	(8,060)

	115,460	9,466	146,805	19,384
Corporate and eliminations	(7,402)	1,476	(13,522)	(1,844)

Earnings before interest, debt retirement costs and income taxes	$108,058	$10,942	$133,283	$17,540

[1]	Operating income for the quarter and six months ended June 30, 2009, for the Pulp and Paperboard segment included $76.4 million associated with alternative fuel mixture tax credits.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as amended, including without limitation, statements regarding future revenues, cash flows, energy costs, wood fiber costs, future dividends, manufacturing output, additional corporate overhead and administrative expenses associated with being a stand-alone company, benefit plan funding levels, the effect of recent accounting standards on our financial condition and results of operations, our expectation that we will receive substantial alternative fuel refundable tax credits, our expectation regarding the need to periodically draw upon our credit facility to meet cash requirements and capital expenditures. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include the risk factors described in Item 1A of Part II of this Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the following:

•	changes in the United States and international economies;

•	cyclical industry conditions;

•	changes in raw material costs and energy availability and costs;

•	changes in the alternative fuel mixture tax credit regulations, our eligibility for such credits and the tax treatment associated with receipt of such credits;

•	unanticipated manufacturing disruptions;

•	the loss of business from any of our three largest Consumer Products segment customers;

•	changes in freight costs and disruptions in transportation services;

•	our inability to implement our strategies;

•	changes in exchange rates between the U.S. dollar and other currencies;

•	competitive pricing pressures for our products;

•	changes in the relationship between supply and demand in the forest products industry, including the amount of available manufacturing capacity and wood fiber used in manufacturing products;

•	changes in the level of construction activity;

•	our inability to refinance or pay indebtedness;

•	changes in laws, regulations or industry standards affecting our business;

•	labor disruptions;

•	unforeseen environmental liabilities or expenditures; and

•	damage to our manufacturing facilities caused by fire or weather related events.

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

OVERVIEW

Executive summary. We reported net earnings for the second quarter of 2009 of $75.4 million, or $6.43 per diluted common share, compared to net earnings of $5.0 million, or $0.44 per diluted common share, for the second quarter of 2008. Results for the second quarter of 2009 included the following items:

•	$76.4 million of pre-tax income from alternative fuel mixture tax credits;

•

renewable energy tax credits of $9.8 million attributable to the federal tax credit allowed with respect to electricity produced from qualified energy resources and sold to an unrelated person for the tax years 2006 through 2008;

•	a $3.6 million tax benefit attributable to a reduction in the valuation allowance previously established with respect to state investment credit carryovers; and

•	$6.3 million of debt retirement costs.

Compared to the second quarter of 2008, and excluding the above items, the increase in net earnings for the second quarter of 2009 resulted primarily from:

•	higher net selling prices for our consumer tissue and paperboard products;

•	increased shipments of consumer tissue products and pulp;

•

lower input costs for wood fiber, which includes pulp for our Consumer Products segment, wood chips, sawdust and purchased pulp for our Pulp and Paperboard segment, and logs for our Wood Products segment;

•	lower input costs for freight, energy and chemicals; and

•	lower costs associated with decreased shipments of our paperboard and lumber products.

Net sales were $316.9 million for the second quarter of 2009, slightly higher than the $316.0 million of net sales for the same period in 2008. Higher net selling prices for consumer tissue and paperboard products and increased shipments of tissue and pulp to external customers were nearly offset by decreased shipments of paperboard and lower net selling prices and decreased shipments of lumber.

For the first six months of 2009, we reported net earnings of $89.1 million, or $7.68 per diluted common share, compared to net earnings of $7.2 million, or $0.64 per diluted common share for the first six months of 2008. First half 2009 results also included the $76.4 million of pre-tax alternative fuel mixture tax credit income, the $9.8 million of renewable energy tax credits, the $3.6 million state investment credit related tax valuation adjustment and the $6.3 million of debt retirement costs. Compared to the first half of 2008, and excluding these items, net earnings for the first half of 2009 were favorably affected by the following:

•	higher net selling prices for our consumer tissue and paperboard products;

•	lower input costs for wood fiber, freight, energy and chemicals; and

•	lower costs associated with decreased shipments of our paperboard and lumber products.

Net sales were $603.6 million for the six months ended June 30, 2009, or 3.2% less than the $623.4 million of net sales for the same period in 2008. The reduction in net sales was due primarily to decreased shipments of paperboard, lumber and pulp to external customers, combined with lower selling prices for pulp and lumber, partially offset by higher net selling prices for our consumer tissue and paperboard products.

Corporate allocations. Historically, we shared corporate functions with Potlatch for a variety of services, including treasury, accounting, tax, legal, internal audit, human resources, information systems and public and investor relations. Upon completion of the spin-off, we became a stand-alone company and our expenses include payment for services provided by Potlatch under a transition services agreement. These services include employee benefits administration, information systems, accounting and other services for a period of up to eighteen months following the spin-off. Charges for these services have been set based on actual cost and will be partially offset by charges for certain accounts payable, purchasing, human resources, transportation, treasury, accounting, payroll and information systems related services we provide to Potlatch under the transition services agreement. We have been, and will continue to be, in the process of setting up stand-alone functions during the period of the transition services agreement, and we may incur some duplicative expenses in this process.

Our historical financial statements, prior to December 16, 2008, contain allocations of direct and indirect corporate overhead expenses, including costs for services of the type covered by the transition services agreement, as well as allocations for administrative and selling expenses based on the relative revenues of our wood products operations in relation to Potlatch’s Wood Products segment. We were allocated corporate overhead and wood products administrative and selling expenses of $2.1 million for the second quarter 2008 and $5.0 million for the six months ended June 30, 2008. We believe that the methodology applied to the allocation of these expenses was reasonable. However, on a comparable basis we expect to incur approximately $10 million of additional costs in 2009, compared to 2008, associated with being an independent, publicly traded company, not including additional expenses associated with incentive compensation based on company performance.

Except for interest expense associated with our note payable to Potlatch (in connection with our retained debt obligation further described below under the heading “Debt Arrangements”), no interest expense or interest income was allocated from Potlatch to us prior to the spin-off.

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

Alternative fuel mixture tax credits. We are registered with the IRS as an alternative fuel mixer and have received refundable tax credit payments in connection with our use of “black liquor,” a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. We recorded $76.4 million of pre-tax income during the second quarter of 2009 related to the alternative fuel mixture tax credit. This income was for the period from late January through June 30, 2009. The portion of the alternative fuel mixture tax credit attributable to operations occurring during the second quarter was $45.0 million. Through June 30, 2009, we had received refundable tax credit payments totaling $57.6 million.

The income for the alternative fuel mixture tax credits has been recorded as taxable income in our financial statements, including a provision for income taxes. However, we are still evaluating the likelihood that any credits received would be subject to corporate income tax, as well as the manner in which we will report the credits on our corporate income tax returns.

The alternative fuel mixture tax credit is currently set to expire on December 31, 2009, and legislation has been proposed that would terminate the credit with respect to black liquor prior to that time. There is relatively little guidance regarding the alternative fuel mixture tax credits and the law governing the issue is complex. Accordingly, there can be no assurance that the alternative fuel mixture tax credit for the use of black liquor will continue in effect, that we will remain qualified to receive the tax credits, that our applications for additional payments will be approved and paid, or that we will be entitled to retain the amounts we receive. In addition, there can be no assurance as to whether or not the amounts we receive will be subject to taxation or subject to further review by the IRS.

Interest expense. Interest expense is the interest related to the $100 million note payable to Potlatch in connection with our retained obligation agreement, prior to the satisfaction of that obligation in June 2009, as well as interest associated with $150 million of senior notes issued by us in June 2009 and with our credit facility.

Income taxes. Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and rates.

RESULTS OF OPERATIONS

Our results of operations and financial condition discussed below for the quarter and six months ended June 30, 2008, were prepared on a combined basis from Potlatch’s consolidated financial statements. The historical results of operations and book value of the assets and liabilities of Potlatch’s Consumer Products and Pulp and Paperboard business and its Wood Products operations at Lewiston, Idaho, were used and give effect to allocations of expenses from Potlatch. This information is not necessarily indicative of what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the quarter and six months ended June 30, 2008.

At June 30, 2009, our business was organized into three reporting segments: Consumer Products, Pulp and Paperboard, and Wood Products. Sales or transfers between segments are recorded as intersegment net sales based on prevailing market prices.

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

The following table sets forth period-to-period changes in items included in our Condensed Statements of Operations for the quarters ended June 30, 2009 and 2008.

(Dollars in thousands)	Quarter Ended June 30,
	2009	2008	Change
Net sales	$316,905	$315,988	$917
Costs and expenses:
Cost of sales	267,022	293,848	(26,826)
Selling, general and administrative expenses	18,198	11,198	7,000

	285,220	305,046	(19,826)

Alternative fuel mixture tax credits	76,373	—	76,373

Earnings before interest, debt retirements costs and income taxes	108,058	10,942	97,116
Interest expense, net	(3,431)	(3,250)	(181)
Debt retirement costs	(6,250)	—	(6,250)

Earnings before income taxes	98,377	7,692	90,685
Income tax provision	22,929	2,716	20,213

Net earnings	$75,448	$4,976	$70,472

Net sales—We experienced higher net selling prices for our consumer tissue and paperboard products and increased shipments of our consumer tissue products and pulp to external customers in the second quarter of 2009, compared to the same period in 2008. These improvements were largely offset by decreased shipments of paperboard and lumber, combined with lower selling prices for pulp and lumber. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 84.3% of net sales for the quarter ended June 30, 2009, and 93.0% of net sales for the same period in 2008. The decrease of $26.8 million, or 9.1%, in the 2009 period compared to 2008 was primarily due to the following items:

•	lower input costs for wood fiber, freight, energy and chemicals; and

•	lower overall expenses associated with decreased paperboard and lumber shipments.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 62.5% for the quarter ended June 30, 2009 compared to the same period in 2008. The increase was primarily due to additional corporate administration expenses associated with being an independent, publicly traded company, as well as higher incentive compensation related expenses recorded in the second quarter of 2009.

Alternative fuel mixture tax credits—For the quarter ended June 30, 2009, we recorded $76.4 million of income related to alternative fuel mixture tax credits for the period from late January 2009 through June 2009. The portion of the alternative fuel mixture tax credit attributable to operations occurring during the second quarter was approximately $45.0 million.

Interest expense—Interest expense increased 5.6% in the second quarter of 2009 compared to the second quarter of 2008. Interest expense on the note payable to Potlatch was $2.1 million in the second quarter of 2009, compared to $3.3 million in the second quarter of 2008. During the second quarter, we issued $150 million of senior notes and in turn satisfied our $100 million note payable obligation to Potlatch. Interest expense on the $150 million senior notes was $0.9 million in the second quarter of 2009. In the second quarter of 2009, we also recorded approximately $0.4 million of interest related to our credit facility.

Debt retirement costs—We recorded $6.3 million of expenses in the second quarter of 2009 associated with the retirement of our $100 million note payable obligation to Potlatch. The $100 million note payable represented the principal amount of credit sensitive debentures originally issued by an affiliate of Potlatch. Prior to our spin-off, we agreed to retain the obligation to pay all amounts due to the holders of these debentures. The $6.3 million represents our current estimate of the interest payment that will be required on the December 1, 2009, maturity date of the credit sensitive debentures.

Income tax provision—Our income tax provision increased $20.2 million for the quarter ended June 30, 2009, compared to the same period in 2008, due to increased operating earnings and pre-tax income of $76.4 million from alternative fuel mixture tax credits. The increase in the income tax provision was partially offset by the recognition of federal renewable energy tax credits of $9.8 million and the reduction of a valuation allowance of $3.6 million previously established with respect to state investment credit carryovers in the second quarter of 2009. Excluding these items, the effective tax rate was 36.9% for the second quarter of 2009, compared to an effective tax rate of 35.3% for the second quarter of 2008. The tax provision for the second quarter of 2008 was calculated on a carve-out accounting basis, whereas the 2009 tax provision is reflective of the company’s operations and tax attributes as a stand-alone entity.

BUSINESS SEGMENT DISCUSSION

Consumer Products

	Quarter Ended June 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$139,350	$122,888
Operating income	32,182	7,082
Percent of net sales	23.1%	5.8%

The Consumer Products segment reported a 13.4% increase in net sales (before intersegment net sales eliminations) and a $25.1 million increase in operating income for the second quarter of 2009 compared to the second quarter of 2008. The significant increase in operating income was due to the combination of increased net sales, which were attributable to higher net selling prices, increased shipments, and decreased costs. Average net selling prices for the second quarter of 2009 were 7.3% higher than the average for the second quarter of 2008 due to higher overall pricing. Shipment volumes were 5.6% higher in the second quarter of 2009 compared to the same period in 2008 due largely to increased production at our tissue converting facilities.

Operating costs for the segment were $8.6 million lower in the second quarter of 2009 versus the same period in 2008, or a 7.5% decrease. The decrease was due primarily to lower pulp, freight and energy costs. Equipment maintenance and repair costs, including labor, were $5.7 million for the second quarter of 2009, compared to $4.7 million for the second quarter of 2008.

Pulp and Paperboard

	Quarter Ended June 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$174,409	$185,112
Operating income	87,758	6,030
Percent of net sales	50.3%	3.3%

Operating income for the Pulp and Paperboard segment increased $81.7 million in the second quarter of 2009 compared to the second quarter of 2008. The significant increase in income for the segment was due to the $76.4 million of pre-tax income recorded in the second quarter of 2009 associated with the alternative fuel mixture tax credit, as previously discussed. Excluding the alternative fuel mixture tax credits income, operating income for the segment was $11.4 million in the second quarter of 2009, or 88.8% higher than the operating income for the second quarter of 2008.

Net sales, before intersegment net sales eliminations, were 5.8% lower in the second quarter of 2009 compared to the second quarter of 2008. The decrease in net sales was due to an 8.0% decrease in paperboard shipments and significantly lower net selling prices for pulp, partially offset by 2.6% higher net selling prices for paperboard and increased shipments of pulp to external customers and our Consumer Products segment. The higher paperboard selling prices were primarily attributable to price increases implemented in 2008, while the lower pulp net selling prices were largely due to the weakening of pulp markets beginning in the second half of 2008 and continuing through the second quarter of 2009.

The decrease in net sales discussed above was largely offset by a $16.1 million decrease in operating expenses for the segment. In addition to lower costs associated with the decreased shipments of paperboard, operating expenses for the second quarter of 2009 were favorably affected by lower input costs for wood fiber, chemicals, energy and freight. Cost levels for wood chips to supply our Lewiston, Idaho, pulp and paperboard mill have moderated some in 2009 but remain at historically high levels, due largely to the limited supplies resulting from the slowdown or shutdown of operations of many lumber mills in response to the continued U.S. economic and home construction market downturn. Equipment maintenance and repair expenses, including labor, for the segment were $14.9 million in the second quarter of 2009, compared to $12.4 million in the second quarter of 2008. The maintenance and repair expenses for the 2009 quarter included $1.8 million of major maintenance costs, while in the second quarter of 2008 no such costs were incurred. During the second quarter of 2009, we took eight days of downtime on one of our paperboard machines and five days of downtime on one of our pulp lines, both in Idaho. We utilized a portion of the downtime to shift certain major maintenance work originally planned for the third quarter of 2009 to the second quarter.

Wood Products

	Quarter Ended June 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$16,587	$27,652
Operating loss	(4,480)	(3,646)
Percent of net sales	N/A	N/A

The Wood Products segment reported an operating loss of $4.5 million for the second quarter of 2009, compared to an operating loss of $3.6 million recorded in the same period of 2008. The continued and prolonged downturn in the housing market had a significant negative effect on the results in both quarters. The larger loss for the segment in the 2009 period was due to a significant decrease in net sales, before intersegment net sales eliminations, which was attributable to a 26.4% decrease in shipments and 17.2% lower average net selling prices. The decreased shipments and lower average net selling prices were due to unfavorable pricing and a lower percentage of higher-value cedar product sales. During the second quarter of 2009, our lumber mill in Lewiston, Idaho operated on a reduced production schedule and took six days of downtime.

The decreased net sales in the second quarter of 2009 were partially offset by a $10.2 million decrease in segment expenses, which were primarily due to lower log costs and lower overall costs associated with the decreased lumber shipments.

Corporate and Eliminations

	Quarter Ended June 30,
(Dollars in thousands)	2009	2008
Corporate and eliminations	$(7,402)	$1,476

Corporate expenses and eliminations were $7.4 million for the second quarter of 2009, compared to income of $1.5 million for the second quarter of 2008. The corporate and eliminations income amount for the second quarter of 2008 was the result of a positive intra-company inventory adjustment, partially offset by corporate administration and other expenses calculated on a carve-out basis. Excluding the positive intra-company inventory adjustment in the second quarter of 2008, the increase in the second quarter of 2009 was due largely to increased corporate administration expenses primarily associated with being an independent, publicly traded company after our spin-off on December 16, 2008, as well as higher incentive compensation related expenses recorded in the second quarter of 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth period-to-period changes in items included in our Condensed Statements of Operations for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008	Change
Net sales	$603,605	$623,425	$(19,820)
Costs and expenses:
Cost of sales	512,667	581,953	(69,286)
Selling, general and administrative expenses	34,028	23,932	10,096

	546,695	605,885	(59,190)

Alternative fuel mixture tax credits	76,373	—	76,373

Earnings before interest, debt retirement costs and income taxes	133,283	17,540	115,743
Interest expense, net	(6,994)	(6,500)	(494)
Debt retirement costs	(6,250)	—	(6,250)

Earnings before income taxes	120,039	11,040	108,999
Income tax provision	30,944	3,818	27,126

Net earnings	$89,095	$7,222	$81,873

Net sales—We experienced higher net selling prices for our consumer tissue and paperboard products in the first six months of 2009, compared to the same period in 2008. However, we reported a 3.2% period-to-period decrease in net sales primarily due to decreased shipments of paperboard, lumber and pulp, combined with lower selling prices for lumber and pulp. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 84.9% of net sales for the six months ended June 30, 2009, and 93.3% of net sales for the same period in 2008. The decrease of $69.3 million, or 11.9%, in the 2009 period compared to 2008 was primarily due to the following items:

•	lower input costs for wood fiber, freight, energy and chemicals; and

•	lower overall expenses associated with decreased paperboard and lumber shipments.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 42.2% for the six months ended June 30, 2009 compared to the same period in 2008. The increase was primarily due to additional corporate administration expenses associated with being an independent, publicly traded company, as well as higher incentive compensation related expenses recorded in the first half of 2009.

Alternative fuel mixture tax credits—For the six months ended June 30, 2009, we recorded $76.4 million of pre-tax income related to alternative fuel mixture tax credits for the period from late January 2009 through June 2009. The portion of the alternative fuel mixture tax credits attributable to operations occurring in the first quarter of 2009 was approximately $31.4 million and approximately $45.0 million was for the second quarter of 2009.

Interest expense—Interest expense increased 7.6% in the first six months of 2009 compared to the first six months of 2008. Interest expense on the note payable to Potlatch was $5.2 million in the first six months of 2009, compared to $6.5 million in the first six months of 2008. During the second quarter, we issued $150 million of senior notes and used a portion of the proceeds to satisfy our $100 million note payable obligation to Potlatch. Interest expense on the $150 million senior notes was $0.9 million in the first half of 2009. In the first half of 2009, we also incurred approximately $0.9 million of interest related to our credit facility.

Debt retirement costs—We recorded $6.3 million of expenses in the first half of 2009 associated with the retirement of our $100 million note payable obligation to Potlatch, as discussed in the quarter versus quarter comparison.

Income tax provision—Our income tax provision increased $27.1 million for the six months ended June 30, 2009, compared to the same period in 2008, primarily due to increased operating earnings and pre-tax income of $76.4 million from alternative fuel mixture tax credits. The recognition of federal renewable energy tax credits of $9.8 million and the reduction of a valuation allowance of $3.6 million previously established with respect to state investment credit carryovers, partially offset the higher income tax provision. Excluding the renewable energy tax credits and the reduction in the valuation allowance, the effective tax rate was 36.9% for the first six months of 2009, compared to an effective tax rate of 34.6% for the first six months of 2008. The tax provision for the first six months of 2008 was calculated on a carve-out accounting basis, whereas the 2009 tax provision is reflective of the company’s operations and tax attributes as a stand-alone entity.

BUSINESS SEGMENT DISCUSSION

Consumer Products

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$275,502	$245,896
Operating income	61,318	10,563
Percent of net sales	22.3%	4.3%

The Consumer Products segment reported a 12.0% increase in net sales (before intersegment net sales eliminations) and a $50.8 million increase in operating income for the first six months of 2009 compared to the first six months of 2008. Increased net sales and decreased costs were largely responsible for the significant period-to-period increase in operating income. The increased net sales were attributable to higher net selling prices and increased shipments. Average net selling prices for the first six months of 2009 were 9.5% higher than the average for the first six months of 2008, primarily due to higher overall pricing. Shipment volumes were 2.3% higher in the first six months of 2009, compared to the same period in 2008, and were primarily due to higher production.

Operating costs for the segment were $21.1 million lower in the first six months of 2009 versus the same period in 2008, or a 9.0% decrease. The decrease was due primarily to lower costs for pulp, freight and energy. Equipment maintenance and repair costs, including labor, were $11.5 million for the segment in the first half of 2009, compared to $10.4 million for the first six months of 2008.

Pulp and Paperboard

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$327,743	$362,892
Operating income	96,128	16,881
Percent of net sales	29.3%	4.7%

Operating income for the Pulp and Paperboard segment, which included $76.4 million of income recorded in the first half of 2009 associated with the alternative fuel mixture tax credits, increased $79.2 million in the first six months of 2009 compared to the first six months of 2008. Excluding the alternative fuel mixture tax credits, operating income for the segment was $19.8 million, or 17.0% higher than the first half of 2008. Net sales, before intersegment net sales eliminations, were 9.7% lower in the first six months of 2009 compared to the first six months of 2008. The decrease in net sales was due to a 13.3% decrease in paperboard shipments and substantially lower net selling prices for pulp, partially offset by 7.2% higher net selling prices for paperboard. The higher paperboard net selling prices were primarily attributable to price increases implemented in 2008, while the lower pulp net selling prices were largely due to the weakening of pulp markets beginning in the second half of 2008 and continuing through the first six months of 2009.

Operating expenses for the segment were $38.0 million lower in the first half of 2009 compared to the first half of 2008. This favorable change in expenses was due to lower costs associated with the decreased shipments of paperboard and lower input costs for wood fiber, energy, freight and chemicals. Equipment maintenance and repair expenses, including labor, for the segment were $31.8 million in the first six months of 2009, compared to $24.8 million in the first six months of 2008. Maintenance and repair expenses for the 2009 period included $3.3 million of major maintenance costs, versus no such costs for the first half of 2008. During the first half of 2009, we took thirteen days of downtime on one of our paperboard machines and five days of downtime on one pulp line, both in Lewiston, Idaho, due primarily to softer than expected order backlogs. However, as discussed in the quarter versus quarter comparison, we utilized a portion of the downtime to shift certain major maintenance work originally planned for the third quarter of 2009 to the first and second quarters. The remainder of the increase in maintenance and repair expenses for the first six months of 2009 was primarily due to some routine maintenance work conducted in the first half of 2009.

Wood Products

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$28,999	$50,406
Operating loss	(10,641)	(8,060)
Percent of net sales	N/A	N/A

The Wood Products segment reported an operating loss of $10.6 million for the first six months of 2009, compared to an operating loss of $8.1 million recorded in the same period of 2008. The losses for both periods were due to the prolonged housing market downturn. Compared to the first half of 2008, the larger loss for the segment in the 2009 period was due to a significant decrease in net sales, before intersegment net sales eliminations, which was due to a 28.4% decrease in shipments and 19.0% lower average net selling prices, which were due to unfavorable pricing and a lower percentage of higher-value cedar product sales. During the first six months of 2009, our lumber mill in Lewiston, Idaho operated on a reduced production schedule. In addition, in the first six months of 2009 we took twelve days of downtime at the mill.

The decreased net sales in the first six months of 2009 were partially offset by an $18.8 million decrease in segment expenses, due largely to lower log costs and lower overall costs associated with the decreased lumber shipments.

Corporate and Eliminations

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Corporate and eliminations	$(13,522)	$(1,844)

Corporate expenses and eliminations were $13.5 million for the first six months of 2009, compared to $1.8 million for the first six months of 2008. The increase was due to increased corporate administration expenses associated with being an independent, publicly traded company after our spin-off on December 16, 2008, as well as higher incentive compensation related expenses recorded in the first half of 2009. Results for the first half of 2008 included a positive intra-company inventory adjustment, which also contributed to the unfavorable comparison of first half 2009 results to those in the first half of 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the six months ended June 30, 2009 and 2008.

Cash Flows Summary

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008	Change
Net cash provided by operating activities	$106,178	$40,351	$65,827
Net cash used for investing activities	(72,050)	(7,036)	(65,014)
Net cash used for financing activities	(33,785)	(33,315)	(470)

Increase in cash	$343	$—	$343

Net cash provided by operating activities increased 163.1% for the first six months of 2009 compared with the same period in 2008. The increase was attributable to higher net earnings, partially offset by cash used for working capital changes in the first six months of 2009 compared to cash provided from working capital changes in the first six months of 2008. The net cash used for working capital changes in the first six months of 2009 was due primarily to an increase in receivables largely related to amounts receivable related to alternative fuel mixture tax credits and an increase in taxes receivable. Lower log inventories partially offset the unfavorable working capital comparison.

For the six months ended June 30, 2009, net cash used for investing activities was $72.1 million, compared to $7.0 million for the first six months of 2008. The increase from 2008 to 2009 was largely due to an increase in short-term investments, as well as increased capital expenditures.

Our estimated capital expenditures for 2009 are expected to be between $15 million and $20 million. We expect the majority of our capital budget to be spent on various discretionary, high-return projects for the Consumer Products and Pulp and Paperboard segments, as well as various routine general replacement projects for each of our segments.

Net cash used for financing activities for the six months ended June 30, 2009, was comparable with cash used for financing activities during the same period in 2008. Cash used for financing activities in the first six months of 2009 primarily consisted of the repayment of payables to Potlatch and the repayment of $50 million in borrowings under our revolving credit facility. These were partially offset by net proceeds from the issuance of $150 million principal amount of senior notes in the first half of 2009. Cash used for financing activities in the first six months of 2008 consisted of net payments to Potlatch in accordance with Potlatch’s centralized approach to cash management prior to the spin-off.

DIVIDEND POLICY

We have not paid any dividends since the spin-off, although we may pay cash dividends on our common stock in the future. The declaration and amount of any dividends, however, will be determined by our board of directors and will depend on our earnings, our compliance with the terms of the indenture governing our senior notes and the terms of our revolving credit facility, both of which limit our ability to pay dividends, and any other factors that our board of directors believes are relevant.

DEBT ARRANGEMENTS

On June 11, 2009, we sold $150 million aggregate principal amount of senior notes. The notes are due on June 15, 2016, have an interest rate of 10.625% and were issued at a price equal to 98.792% of their face value. The issuance of these notes generated net proceeds of approximately $144.0 million after deducting discounts and offering expenses. We transferred approximately $107 million of these proceeds to a trustee in satisfaction of our obligation related to the indenture under which $100 million principal amount of credit sensitive debentures due December 1, 2009 were originally issued by an affiliate of Potlatch. The obligation to repay the credit sensitive debentures was retained by us prior to the spin-off. The $107 million consisted of the $100 million principal amount underlying the credit sensitive debentures, plus approximately $6.3 million recorded as “Debt retirement costs” on our Condensed Statement of Operations representing our current estimate of the remaining interest obligation due to holders of the debentures on December 1, 2009, and plus approximately $0.7 million included as “Restricted cash” on our Condensed Balance Sheet. The $0.7 million of restricted cash represents the difference between our current estimate of the interest payment due to holders of the debentures on December 1, 2009, and the interest payment that would be owing on December 1, 2009, if the maximum interest rate applicable to the credit sensitive debentures were to apply. Any amounts held by the trustee after payment of the $100 million principal amount and accrued interest on December 1, 2009, will be returned to us.

The 10.625% senior notes due 2016 are general unsecured obligations and are therefore not secured by our assets. They are equal in right of payment with all existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by all accounts receivable, inventory and cash. The notes are unconditionally guaranteed by any future restricted subsidiary guarantors.

Prior to June 15, 2012, we may redeem, at any time at our option, up to 35% of the aggregate principal amount of the notes with the net proceeds of qualified equity offerings at a redemption price equal to 110.625% of the principal amount thereof plus accrued and unpaid interest. We have the option to redeem all or a portion of the notes at any time prior to June 15, 2013 at a redemption price equal to 100% of the principal amount thereof plus a premium and accrued and unpaid interest.

The terms of the notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

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

As of June 30, 2009, there were no borrowings outstanding under the credit facility, but approximately $2.5 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.75% and 3.50% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 1.00% and 1.75% for other loans. The percentage margin on all loans is based on our last twelve month’s fixed charge coverage ratio, which is recalculated on a quarterly basis. As of June 30, 2009, we would have been permitted to draw $104.2 million under the credit facility. As of the date of this report, we are eligible to borrow under the credit facility at LIBOR plus 2.75%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of June 30, 2009, the fixed charge coverage ratio for the last twelve months was 2.4 to 1.0.

We expect that our primary liquidity requirements will be for debt service under the senior unsecured notes and the credit facility, capital expenditures, payments of dividends, if any, and working capital requirements.

Our obligations under the revolving credit facility are secured by all of our accounts receivable, inventory and cash. The credit facility agreement contains various provisions that limit our discretion in the operation of our business by restricting our ability to, among other things:

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

With the issuance of the senior notes described above, we are significantly leveraged and will be required to apply a significant amount of cash to service our debt obligations. As of June 30, 2009, we had $148.2 million of aggregate indebtedness and up to $104.2 million of additional borrowing capacity based on the amount of our eligible accounts receivable and inventory. We expect to periodically draw upon our revolving credit facility to meet cash requirements depending on cash flows from operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of net sales, expenses, assets and liabilities reported. Critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are discussed on pages 31-34 of our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded periodically based on updated information. During the first half of 2009, management was required to make such estimates related to the alternative fuel mixture tax credits, renewable energy tax credits and state investment tax credit valuation allowances. There were no significant changes in our critical accounting policies during the first six months of 2009. Our principal accounting policies are discussed on pages 50-55 of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility.

Interest Rate Risk

As of June 30, 2009, there were no borrowings outstanding under our secured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10 million, would have a $0.1 million annual effect on interest expense. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of June 30, 2009, these contracts covered approximately 50% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2009, plus lesser amounts for 2010.

Foreign Currency Risk

Virtually all of our non-U.S. sales are denominated in U.S. dollars and accordingly we are not subject to currency exchange risks associated with the receipt of payments in foreign currencies.

Quantitative Information about Market Risks

(Dollars in millions)

	EXPECTED MATURITY DATE
	2009	2010	2011	2012	2013	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$148	$148
Average interest rate	—%	—%	—%	—%	—%	10.6%	10.6%
Fair value at 6/30/09							$152

ITEM 4.	Controls and Procedures

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2009. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Historically, we have relied on certain financial, administrative and other resources of Potlatch to operate our business, including portions of human resources, information systems, accounting, tax and corporate services. In conjunction with the spin-off of our businesses from Potlatch, in 2009 we are enhancing our own financial, administrative and other support systems or contracting with third parties to replace Potlatch’s systems. We are also establishing our own accounting and auditing policies and systems on a stand-alone basis. We have entered into a transition services agreement with Potlatch under which Potlatch will provide some of these services to us on a transitional basis.

Part II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Except as follows, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008, entitled “Risk Factors.”

There are uncertainties related to certain refundable tax credits for our use of “black liquor” as an alternative fuel and the law providing for these tax credits may change, which could reduce or eliminate its benefits to our results of operations and cash flows.

We generate “black liquor” as a byproduct of our pulp manufacturing process and we use it in a mixture with diesel fuel to produce energy at our Lewiston, Idaho and Cypress Bend, Arkansas pulp and paperboard mills. We are registered with the IRS as an alternative fuel mixer and, as a registered alternative fuel mixer, we believe that our use of black liquor as an alternative fuel qualifies us for a refundable tax credit equal to $0.50 per gallon of black liquor used in a mixture with diesel fuel to produce energy. For the six months ended June 30, 2009, we recorded $76.4 million of pre-tax income related to alternative fuel mixture tax credits for the period from late January 2009 through June 2009. We have applied for additional alternative fuel mixture tax credits relating to subsequent periods in connection with our use of black liquor as an alternative fuel.

The income for the alternative fuel mixture tax credits has been recorded as taxable income in our financial statements, including a provision for income taxes. However, we are still evaluating the likelihood that any credits received would be subject to corporate income tax, as well as the manner in which we will report the credits on our corporate income tax returns.

The alternative fuel mixture tax credit is currently set to expire on December 31, 2009, and legislation has been proposed that would terminate the credit with respect to black liquor prior to that time. There is relatively little guidance regarding the alternative fuel mixture tax credits and the law governing the issue is complex. Accordingly, there can be no assurance that the alternative fuel mixture tax credit for the use of black liquor will continue in effect, that we will remain qualified to receive the tax credits, that our applications for additional payments will be approved and paid, or that we will be entitled to retain the amounts we receive. In addition, there can be no assurance as to whether or not the amounts we receive will be subject to taxation or subject to further review by the IRS.

We have significant indebtedness and federal and state deferred tax liabilities, which will require a significant amount of cash to service and pay. If we are unable to generate sufficient cash to pay our obligations or fund our liquidity needs, our business may be materially adversely affected.

Our indebtedness was $148.2 million at June 30, 2009. Our ability to make payments on, to refinance our indebtedness and to fund capital expenditures, acquisitions and development efforts, will depend on our ability to generate cash. A number of factors that affect our ability to generate cash are beyond our control, including economic, financial, competitive and other factors.

As of December 31, 2008, we had a deferred tax liability of approximately $101.8 million with respect to the difference between the book and tax basis of our fixed assets. This liability continues to become a current tax liability in 2009 at the rate of approximately $8 million per year. In addition, we have other less significant deferred tax balances relating to temporary differences that will impact current taxes payable in future periods.

We cannot be certain that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our secured revolving credit facility in amounts sufficient to enable us to service our indebtedness or satisfy our additional tax liabilities or other liquidity needs. If our future cash flows from operating activities and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay business activities, sell assets, obtain additional debt or equity capital, or restructure or refinance all or a portion of our debt. We cannot be certain that we would be able to implement any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of future debt financings could involve restrictive covenants that limit our ability to pursue these alternatives.

The indenture governing our senior notes and the credit agreement governing our secured revolving credit facility contains various covenants that limit our discretion in the operation of our business.

The indenture governing our senior notes and the credit agreement governing our secured revolving credit facility contains various provisions that limit our discretion in the operation of our business by restricting our ability to:

•	undergo a change in control;

•	sell assets;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	redeem or repurchase our capital stock;

•	incur additional debt or issue preferred stock;

•	create liens;

•	consolidate, merge, or sell substantially all of our assets;

•	enter into certain transactions with our affiliates;

•	engage in new lines of business; and

•	enter into sale and lease back transactions.

These restrictions on our ability to operate our business in our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, our secured revolving credit facility requires, among other things, that we maintain a minimum fixed charge coverage ratio of at least 1.0-to-1.0 when availability falls below 20% or an event of default exists. Events beyond our control could affect our ability to meet this financial test, and we cannot assure you that we will meet it.

Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.

Our indebtedness was $148.2 million at June 30, 2009. We expect to draw upon the secured revolving credit facility in the future as necessary. Our level of indebtedness could restrict our operations and could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes;

•

limit our flexibility in planning for, or reacting to, changes in our business and the forest products industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Our failure to comply with the covenants contained in our secured revolving credit facility or the indenture governing the senior notes, including as a result of events beyond our control, could result in an event of default that could cause repayment of the debt to be accelerated.

If we are not able to comply with the covenants and other requirements contained in the indenture governing the notes, our secured revolving credit facility or our other debt instruments, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.

Our wood products business is highly sensitive to downturns in the housing market.

Our wood products business is a commodity business, which is closely tied to the demand for, and supply of, housing, which is influenced by numerous factors, including economic changes nationally and locally, mortgage and other interest rates, consumer confidence, job formation, demographic trends, tax incentives and the availability of credit. The current depressed conditions in the housing market resulting from, among other factors, excess unsold home inventory levels and lack of availability of credit for lenders, builders and homebuyers, have materially adversely affected our wood products segment, which reported an operating loss of $14.5 million in 2008 and an operating loss of $10.6 million in the six months ended June 30, 2009. As a result of market conditions, our lumber mill operated on a reduced production schedule throughout the first and second quarter of 2009. A continuing and prolonged downturn in the housing market could have a significant adverse effect on our future results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the company held on May 19, 2009, the company’s stockholders voted on two proposals as follows:

Proposal 1

Election of Directors

	For	Against	Abstain
Boh A. Dickey	9,219,400	1,525,141	26,665
Gordon L. Jones	9,334,225	1,400,868	36,113

Directors whose terms of office also continued after the annual meeting were Fredric W. Corrigan, William D. Larsson, Michael T. Riordan, William T. Weyerhaeuser and Jack A. Hockema. As previously announced on June 22, 2009, Mr. Hockema notified the company of his decision to resign as a director of the company effective June 30, 2009. After Mr. Hockema’s resignation, the board of directors reduced the size of the board of directors from seven to six members.

Proposal 2

Ratification of the selection of KPMG LLP as the Independent Registered Public Accountants

For	10,596,568
Against	100,686
Abstain	73,952

ITEM 6.	Exhibits

The exhibit index is located on page 33 of this Form 10-Q.

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
Douglas D. Spedden Corporate Controller and Treasurer (Duly Authorized; Principal Accounting Officer)

Date: August 4, 2009

CLEARWATER PAPER CORPORATION

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

4.1*	Amendment No. 1 to Rights Agreement, dated as of April 3, 2009, between Clearwater Paper Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Clearwater Paper Corporation with the SEC on April 3, 2009).

4.2*	Indenture dated as of June 11, 2009, between Clearwater Paper Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Clearwater Paper Corporation with the SEC on June 12, 2009).

4.3*	Form of 10 5/8% Senior Notes due 2016 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.2 to the Current Report on Form 8-K filed by Clearwater Paper Corporation with the SEC on June 12, 2009).

4.4*	Registration Rights Agreement dated June 11, 2009, between Clearwater Paper Corporation and the parties named therein (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Clearwater Paper Corporation with the SEC on June 12, 2009).

10.11(i)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment to Performance Share Award, effective March 2, 2009.

10.11(ii)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Award, as amended and restated May 12, 2009, to be used for performance share awards approved subsequent to May 12, 2009.

10.12(i)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Award, as amended and restated May 12, 2009, to be used for restricted stock unit awards approved subsequent to May 12, 2009.

10.13(i)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement.

10.16(i)[1]	Amendment to the Clearwater Paper Corporation Severance Program for Executive Employees, May 6, 2009.

10.17(i)[1]	Addendum to the Clearwater Paper Corporation Salaried Supplemental Benefit Plan, May 12, 2009.

10.20[1]	Letter Agreement, dated April 29, 2009, between Clearwater Paper Corporation and Harry D. Seamans.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.

1	Management contract or compensatory plan, contract or arrangement.