Form 10-Q
period 2009-09-30
Clearwater Paper Corp
filed 2009-11-03
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock of the registrant outstanding as of October 28, 2009 was 11,366,129.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.	Financial Statements

Clearwater Paper Corporation

Condensed Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$331,484	$328,697	$935,089	$952,122

Costs and expenses:
Cost of sales	282,485	314,216	795,152	896,169
Selling, general and administrative expenses	18,627	10,060	52,655	33,992

	301,112	324,276	847,807	930,161

Alternative fuel mixture tax credits	47,137	—	123,510	—

Earnings before interest, debt retirement costs and income taxes	77,509	4,421	210,792	21,961
Interest expense, net	(4,277)	(3,250)	(11,271)	(9,750)
Debt retirement costs	—	—	(6,250)	—

Earnings before income taxes	73,232	1,171	193,271	12,211
Income tax provision	27,023	309	57,967	4,127

Net earnings	$46,209	$862	$135,304	$8,084

Net earnings per common share:
Basic	$4.07	$0.08	$11.91	$0.71
Diluted	3.92	0.08	11.54	0.71

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Condensed Balance Sheets

Unaudited (Dollars in thousands – except per-share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$2,649	$3,218
Restricted cash	750	—
Short-term investments	146,003	10,800
Receivables, net	110,367	104,030
Taxes receivable	69,715	—
Inventories	145,604	154,351
Deferred tax assets	14,772	14,772
Prepaid expenses	5,304	2,408

Total current assets	495,164	289,579

Land	4,729	4,729
Plant and equipment, at cost less accumulated depreciation	366,182	385,138
Other assets	7,213	3,820

	$873,288	$683,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$50,000
Note payable to Potlatch	—	100,000
Accounts payable and accrued liabilities	110,470	116,471
Current liability for pensions and other postretirement employee benefits	9,086	9,086

Total current liabilities	119,556	275,557

Long-term debt	148,241	—
Liability for pensions and other postretirement employee benefits	225,144	221,649
Other long-term obligations	4,623	3,234
Accrued taxes	52,267	—
Deferred taxes	1,539	1,837
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 11,362,416 and 11,354,542 shares issued	1	1
Additional paid-in capital	308,697	307,522
Retained earnings (deficit)	134,919	(385)
Accumulated other comprehensive loss	(121,699)	(126,149)

Total stockholders’ equity	321,918	180,989

	$873,288	$683,266

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATIONS
Net earnings	$135,304	$8,084
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	35,170	35,318
Debt retirement costs	6,250	—
Deferred taxes	(298)	(6,611)
Equity-based compensation expense	2,177	1,596
Employee benefit plans	9,321	553
Loss on disposal of plant and equipment, net	38	60
Working capital changes	(56,550)	3,924
Excess tax benefit from share-based payment arrangements	(18)	—
Change in non-current accrued taxes	52,267	—
Other, net	(613)	—

Net cash provided by operating activities	183,048	42,924

CASH FLOWS FROM INVESTING
Change in short-term investments	(135,203)	—
Additions to plant and equipment	(14,498)	(15,703)
Other, net	—	5

Net cash used for investing activities	(149,701)	(15,698)

CASH FLOWS FROM FINANCING
Net payments to Potlatch	—	(26,843)
Change in book overdrafts	(4,360)	—
Net proceeds from long-term debt	38,188	—
Repayment of notes payable	(50,000)	—
Repayment of payable to Potlatch	(16,529)	—
Deferred loan fees	(1,232)	—
Excess tax benefit from share-based payment arrangements	18	—
Other, net	(1)	(383)

Net cash used for financing activities	(33,916)	(27,226)

Decrease in cash	(569)	—
Balance at beginning of period	3,218	9

Balance at end of period	$2,649	$9

Net interest payments for the nine months ended September 30, 2009 were $6.9 million. Net income tax payments for the nine months ended September 30, 2009 were $42.8 million. We paid no interest or income taxes, nor did we receive any income tax refunds, for the nine months ended September 30, 2008, due to Potlatch’s centralized approach to cash management prior to the spin-off.

See Note 9 for discussion of non-cash financing activities associated with the issuance of our senior unsecured notes and the repayment of our obligation to Potlatch.

The accompanying notes are an integral part of these condensed financial statements.

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

The accompanying Condensed Balance Sheets at September 30, 2009 and December 31, 2008, the Condensed Statements of Operations for the quarters and nine months ended September 30, 2009 and 2008, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, or SEC, on March 18, 2009.

We have evaluated subsequent events through the time we filed this Quarterly report on Form 10-Q on November 2, 2009.

NOTE 3.

Recently Adopted and New Accounting Standards

Recently Adopted Accounting Standards

Subsequent Events. In May 2009, the Financial Accounting Standards Board, of FASB, issued guidance that establishes the accounting and disclosure of events occurring after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for interim or annual financial periods ending after June 15, 2009. The adoption of this guidance did not have an effect on our financial condition and results of operations.

Codification. In June 2009, the FASB issued guidance which has become the source of authoritative Generally Accepted Accounting Principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Statement did not have material effect on our financial condition and results of operations.

New Accounting Pronouncements (Not Yet Adopted)

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In December 2008, the FASB issued guidance on an employers’ disclosures about assets of a defined pension or other postretirement plan. The additional disclosures include investment policies and strategies, categories of plan assets, and information about the fair value measurements of plan assets. The disclosures required are effective for fiscal years ending after December 15, 2009. Adoption of this guidance is not expected to have a material effect on our financial condition and results of operations. However, we are currently reviewing what effect this guidance will have on our financial statement disclosures.

NOTE 4.

Taxes

The income tax provisions presented in the Condensed Statements of Operations for the 2009 periods have been computed by applying an estimated annual effective tax rate of 36.9%. The actual effective tax rate was 36.9% for the quarter and 30.0% for the nine months ended September 30, 2009, 26.4% for the quarter ended September 30, 2008, and 33.8% for the nine months ended September 30, 2008.

The effective tax rate for the nine months ended September 30, 2009, was favorably affected by $9.8 million of federal production tax credits claimed during the second quarter of 2009 and the reduction of a valuation allowance for state investment tax credits of $3.6 million.

The tax provision for the third quarter and nine months ended September 30, 2008 was calculated on a “carve-out” basis since our businesses were part of Potlatch during those periods, whereas the 2009 tax provisions are reflective of the company’s operations and tax attributes as a stand-alone entity.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. During the three month and nine month periods ended September 30, 2009 and 2008, no such amounts were reflected in our provision for income taxes.

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

For the three and nine month periods ended September 30, 2009, we recorded income of $47.1 million and $123.5 million, respectively, in our financial statements related to the alternative fuel mixture tax credit. Through September 30, 2009 we had received payments of $87.4 million related to alternative fuel mixture tax credits.

Beginning in the third quarter of 2009, we elected not to continue our prior practice of making periodic requests for payments related to the alternative fuel mixture tax credit and instead elected to claim the credit on our 2009 income tax return. The amount of credits we have recorded related to the third quarter of 2009 that we expect to claim on our 2009 income tax return is $36.1 million, which are included in “Taxes receivable” on our Condensed Balance Sheet.

We believe there is a reasonable basis to exclude the $123.5 million of alternative fuel mixture tax credits recorded in the nine months ended September 30, 2009 from taxable income. However, in accordance with guidance relating to accounting for uncertainty in income taxes, we have established a liability of $52.3 million which is classified as non-current “Accrued taxes” on our Condensed Balance Sheet.

NOTE 5.

Earnings per Common Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands – except per-share amounts)	2009	2008	2009	2008
Net earnings	$46,209	$862	$135,304	$8,084

Basic average common shares outstanding	11,361,700	11,354,542	11,358,562	11,354,542
Incremental shares due to:
Restricted stock units	280,638	—	288,279	—
Performance shares	137,700	—	82,606	—

Diluted average common shares outstanding	11,780,038	11,354,542	11,729,447	11,354,542

Basic net earnings per common share	$4.07	$0.08	$11.91	$0.71
Diluted net earnings per common share	$3.92	$0.08	$11.54	$0.71

Anti-dilutive shares excluded from calculation	1,285	—	15,387	—

Common share amounts shown as outstanding for 2008 periods use the basic average common shares outstanding as of the spin-off date.

NOTE 6.

Equity-Based Compensation

In connection with the spin-off, our board of directors approved and adopted, and Potlatch, in its capacity as our sole stockholder, approved, the Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan. The Stock Plan provides for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options or stock appreciation rights to selected employees, outside directors and consultants of the company. The Stock Plan became effective on December 16, 2008. Under the Stock Plan, we are authorized to issue up to approximately 1.7 million shares. At September 30, 2009, approximately 713,000 shares were available for future issuance under the Stock Plan.

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

As required by accounting guidance on stock compensation, we prepared a calculation as of the date of the spin-off to determine whether any additional compensation cost existed for any excess of the fair value of the modified replacement awards granted by us over the fair value of the original Potlatch performance share and RSU awards. The resulting additional expense of $0.4 million is being recognized over the remaining vesting period for the outstanding replacement grants.

We recorded equity-based compensation expense of $2.2 million for the nine months ended September 30, 2009, of which $1.7 million related to RSUs and $0.5 million related to performance shares. The equity-based compensation expense we recorded for the nine months ended September 30, 2008, which was allocated to us by Potlatch, was $1.6 million. The net income tax benefits associated with equity-based compensation totaled $0.7 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Directors of the company also can each elect to defer compensation in the form of stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director equity-based compensation and deferred expense totaling $0.8 million for the quarter ended September 30, 2009, and $1.5 million for the nine months ended September 30, 2009. We were a wholly owned subsidiary of Potlatch prior to our spin-off, and thus there was no director equity-based compensation or deferred expense or income for the quarter and nine months ended September 30, 2008.

RESTRICTED STOCK UNITS

RSUs granted under our Stock Plan are generally subject to a vesting period. Certain officers and other employees of the company have been granted RSU awards that will accrue dividend equivalents based on dividends paid, if any, during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of certain outstanding RSU awards state that 20% of the RSUs vest on each of the first and second anniversaries of the grant date of the awards, with the remaining 60% vesting on the third anniversary. The terms of certain other outstanding RSU awards provide for ratable vesting over a three-year period and vesting upon the expiration of a set period of approximately three years.

A summary of the status of outstanding RSU awards as of September 30, 2009, and changes during the first nine months of 2009, is presented below:

	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Unvested shares outstanding at January 1	282,469	$17.25
Granted	214,361	9.90
Vested	(12,824)	14.43
Forfeited	(46,692)	13.61

Unvested shares outstanding at September 30	437,314	$14.12	$18,074

For RSU awards granted during 2009, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during the first nine months of 2009 was $0.2 million.

As of September 30, 2009, there was $2.4 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.3 years.

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

The fair value of performance share awards is estimated using a Monte Carlo simulation model. A summary of the status of outstanding performance share awards as of September 30, 2009, and changes during the first nine months of 2009, is presented below:

	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Unvested shares outstanding at January 1	—	$—
Granted	281,091	11.18
Vested	—	—
Forfeited	(14,911)	9.87

Unvested shares outstanding at September 30	266,180	$11.25	$11,001

As of September 30, 2009, there was $2.2 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 2.3 years.

NOTE 7.

Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Raw materials	$62,679	$77,670
Finished goods	82,925	76,681

	$145,604	$154,351

NOTE 8.

Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost (benefit) of our pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

Quarters ended September 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$1,817	$1,556	$243	$277
Interest cost	4,016	3,673	2,110	2,049
Expected return on plan assets	(5,153)	(6,064)	—	—
Amortization of prior service cost (credit)	375	320	(528)	(696)
Amortization of actuarial loss	2,002	295	887	515
Curtailments	—	—	—	—

Net periodic cost (benefit)	$3,057	$(220)	$2,712	$2,145

Nine months ended September 30:
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$5,283	$4,666	$729	$832
Interest cost	11,497	11,017	6,331	6,147
Expected return on plan assets	(14,911)	(18,192)	—	—
Amortization of prior service cost (credit)	1,085	961	(1,584)	(2,090)
Amortization of actuarial loss	5,132	886	2,662	1,545
Curtailments	—	165	—	—

Net periodic cost (benefit)	$8,086	$(497)	$8,138	$6,434

As discussed in the notes to our financial statements as of and for the year ended December 31, 2008, our company-sponsored pension plans were underfunded by $91.2 million at December 31, 2008. As a result, at that time we expected to be required to make contributions of approximately $8.7 million (plus interest) to our qualified pension plans for the 2009 tax year. However, as a result of recent guidance from the IRS we now expect our required contributions to be approximately $3.9 million (plus interest). Although related to the 2009 tax year, payment of these contributions is not required until 2010. During the nine months ended September 30, 2009, we made $0.1 million of contributions to our non-qualified pension plan and we estimate contributions will total approximately $0.2 million in 2009. We do not anticipate funding our OPEB plans in 2009 except to pay benefit costs as incurred during the year by plan participants.

NOTE 9.

Debt

On June 11, 2009, we sold $150.0 million aggregate principal amount of senior unsecured notes. The notes are due on June 15, 2016, have an interest rate of 10.625% and were issued at a price equal to 98.792% of their face value. The issuance of these notes generated net proceeds of approximately $144.0 million after deducting discounts and offering expenses. We transferred approximately $107.0 million of these proceeds to a trustee in satisfaction of our obligation related to the indenture under which $100.0 million principal amount of credit sensitive debentures due December 1, 2009 were originally issued by an affiliate of Potlatch. The obligation to repay the credit sensitive debentures was retained by us prior to the spin-off. The $107.0 million consisted of the $100.0 million principal amount underlying the credit sensitive debentures, plus approximately $6.3 million recorded as “Debt retirement costs” on our Condensed Statement of Operations representing our current estimate of the remaining interest obligation due to holders of the debentures on December 1, 2009, and plus approximately $0.7 million included as “Restricted cash” on our Condensed Balance Sheet. The $0.7 million of restricted cash represents the difference between our current estimate of the interest payment due to holders of the debentures on December 1, 2009, and the interest payment that would be owing on December 1, 2009, if the maximum interest rate applicable to the credit sensitive debentures were to apply. Any amounts held by the trustee after payment of the $100.0 million principal amount and accrued interest on December 1, 2009, will be returned to us.

On our Condensed Statement of Cash Flows for the nine months ended September 30, 2009, $38.2 million is reported as “Net proceeds from long-term debt.” This represents the net proceeds received upon completion of the issuance of the senior notes, and consisted of the $150.0 million note proceeds less discounts, net of the direct transfer of approximately $107.0 million to a trustee to satisfy our obligation related to the $100.0 million principal amount of credit sensitive debentures, as discussed above, and $3.0 million of expenses associated with the offering. An additional $1.2 million of expenses associated with the issuance of the notes is included in “Deferred loan fees” on our Condensed Statement of Cash Flows for the nine months ended September 30, 2009.

The 10.625% senior notes due 2016 are general unsecured obligations and are therefore not secured by our assets. They are equal in right of payment with all existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by all accounts receivable, inventory and cash. The notes will be unconditionally guaranteed by any future restricted subsidiary guarantors.

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

NOTE 10.

Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments	$149,402	$149,402	$14,018	$14,018
Current notes payable (borrowings under revolving credit facility)	—	—	50,000	50,000
Note payable to Potlatch	—	—	100,000	78,000
Long-term debt	$148,241	$160,500	—	—

Fair value accounting guidance establishes a framework for measuring fair value, which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities, or “Level 1” measurements, and the lowest priority to unobservable inputs, or “Level 3” measurements.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets measured at fair value on a recurring basis at September 30, 2009 are summarized below:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash, restricted cash and short-term investments	$149,402	—	—	$149,402

The carrying amount of our short-term investments approximates fair value due to their very short maturity periods.

NOTE 11.

Derivatives

We do not enter into derivative contracts for speculative purposes. During 2008 and 2009, we had no activity that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of September 30, 2009, these contracts covered approximately 41% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2009, plus lesser amounts for 2010. These contracts qualify for treatment as “normal purchases or normal sales” under derivative accounting guidance and require no mark-to-market adjustment.

NOTE 12.

Comprehensive Income

The components of comprehensive income for the quarters and nine months ended September 30, 2009 and 2008 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net earnings	$46,209	$862	$135,304	$8,084

Other comprehensive income, net of tax:
Defined benefit pension and other postretirement employee benefit plans:
Amortization of actuarial loss included in net periodic cost, net of tax of $1,127, $316, $3,040 and $948	1,762	495	4,754	1,483
Amortization of prior service credit included in net periodic cost, net of tax of $(60), $(147), $(195) and $(440)	(93)	(230)	(304)	(689)

	1,669	265	4,450	794

Comprehensive income	$47,878	$1,127	$139,754	$8,878

Of the $1.7 million reported as other comprehensive income, net of tax, for the quarter ended September 30, 2009, $1.5 million related to our defined benefit pension plans and $0.2 million related to our OPEB plans. Of the $4.5 million reported as other comprehensive income, net of tax, for the nine months ended September 30, 2009, $3.8 million related to our defined benefit pension plans and $0.7 million related to our OPEB plans. Of the $0.3 million reported in other comprehensive income, net of tax, for the quarter ended September 30, 2008, $0.4 million of income and $0.1 million of expense related to our defined benefit pension and OPEB plans, respectively. Of the $0.8 million reported in other comprehensive income, net of tax, for the first nine months of 2008, $1.1 million of income and $0.3 million of expense related to our defined benefit pension and OPEB plans, respectively.

NOTE 13.

Segment Information

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Segment net sales:
Consumer Products	$140,190	$130,633	$415,692	$376,529

Pulp and Paperboard:
Paperboard	166,940	171,104	458,820	485,409
Pulp	18,515	24,965	54,307	73,158
Other	7	210	78	604

	185,462	196,279	513,205	559,171

Wood Products	21,344	23,340	50,343	73,746

	346,996	350,252	979,240	1,009,446
Elimination of intersegment net sales	(15,512)	(21,555)	(44,151)	(57,324)

Total segment net sales	$331,484	$328,697	$935,089	$952,122

Intersegment net sales or transfers:
Consumer Products	$18	$20	$57	$63
Pulp and Paperboard	12,898	18,515	39,018	48,901
Wood Products	2,596	3,020	5,076	8,360

Total intersegment net sales or transfers	$15,512	$21,555	$44,151	$57,324

Operating income (loss):
Consumer Products	$32,080	$11,067	$93,398	$21,630
Pulp and Paperboard[1]	57,706	350	153,834	17,231
Wood Products	(4,244)	(1,574)	(14,885)	(9,634)

	85,542	9,843	232,347	29,227
Corporate and eliminations	(8,033)	(5,422)	(21,555)	(7,266)

Earnings before interest, debt retirement costs and income taxes	$77,509	$4,421	$210,792	$21,961

Depreciation and amortization:
Consumer Products	$3,911	$3,843	$11,708	$11,778
Pulp and Paperboard	6,865	7,140	20,956	21,620
Wood Products	473	499	1,437	1,478
Corporate	443	197	1,069	442

Total depreciation and amortization	$11,692	$11,679	$35,170	$35,318

[1]

Operating income for the quarter and nine months ended September 30, 2009, for the Pulp and Paperboard segment included $47.1 million and $123.5 million, respectively, associated with alternative fuel mixture tax credits.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as amended, including without limitation, statements regarding liquidity and future growth opportunities, future revenues, cash flows, energy costs, wood fiber costs, manufacturing output, additional corporate overhead and administrative expenses associated with being a stand-alone company, benefit plan funding levels, the effect of recent accounting standards on our financial condition and results of operations, our expectation that we will receive substantial alternative fuel mixture tax credits and the tax treatment of the credits, our expectation regarding the need to periodically draw upon our credit facility to meet cash requirements and capital expenditures. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include the risk factors described in Item 1A of Part II of this Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the following:

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

Background

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

Our businesses were owned by, and we were a subsidiary of, Potlatch Corporation until our spin-off on December 16, 2008.

Recent Developments

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

For the three months and nine months ended September 30, 2009, we recorded income of $47.1 million and $123.5 million, respectively, in our financial statements related to the alternative fuel mixture tax credit. Through September 30, 2009 we had received payments of $87.4 million related to the alternative fuel mixture tax credit.

Beginning in the third quarter of 2009, we elected not to continue our prior practice of making periodic requests for payments related to the alternative fuel mixture tax credit and instead elected to claim the credit on our 2009 income tax return. The amount of credits we have recorded related to the third quarter of 2009 that we expect to claim on our 2009 income tax return is $36.1 million, which are included in “Taxes receivable” on our Condensed Balance Sheet.

We believe there is a reasonable basis to exclude the $123.5 million of alternative fuel mixture tax credits recorded in the nine months ended September 30, 2009 from taxable income. However, in accordance with guidance relating to accounting for uncertainty in income taxes, we have established a liability of $52.3 million, which is classified as non-current “Accrued taxes” on our Condensed Balance Sheet.

The future amount of credits for which we ultimately file for, receive, and recognize as income is dependent on, among other things, our future production levels, tax legislation and regulation, and income recognition criteria under generally accepted accounting principles, or GAAP. We do not know whether the U.S. government will amend the tax credit to eliminate or reduce its benefits for pulp and paper companies, but there is the possibility that such action may be taken. Any such amendment of the tax credit could have a material effect on our financial position, results of operations, and cash flows.

Liquidity

As a result of funds from operations and funds from the receipt of alternative fuel mixture tax credits, our balance sheet and liquidity are currently in a strong position. At September 30, 2009, we had $149.4 million of cash, restricted cash and short-term investments. This puts us at a virtually net debt-free position, which we believe will enhance our ability to pursue growth opportunities.

Shelf Registration

On October 29, 2009, we filed a registration statement on Form S-3 to register up to an aggregate of $250 million of debt and equity securities, which is designed to allow us to issue such securities in the future should we elect to do so. This shelf was put in place as part of our overall capital structure planning strategy and could be used, among other things, to allow us to pursue growth opportunities should they arise.

Components and Trends in our Business

Net sales. Net sales consist of sales of consumer tissue, pulp and paperboard and wood products, net of discounts, returns and allowances and any sales taxes collected. Sales taxes, when collected, are recorded as a current liability until remitted to the appropriate governmental entities. We set our prices based on the best interests of our company and our customers. However, prices for our consumer tissue products primarily tend to follow the prices of branded tissue products. Demand and pricing for our pulp and paperboard products is largely determined by general global market conditions. Markets have been relatively stable for paperboard in 2009, while market conditions for pulp, although still weak, have improved slightly from early 2009. Demand for our wood products is largely related to the U.S. housing market, which continues to be in a prolonged downturn.

Cost of sales. Cost of sales expenses consist primarily of personnel costs; the cost of raw materials, including wood fiber, energy and chemicals; depreciation and repair and maintenance expenses related to our facilities; and freight associated with customer shipments. Input costs for several of our larger cost elements, mainly wood fiber, freight, energy and chemicals, have decreased significantly in 2009 compared to 2008 largely in relation to the overall state of the U.S. and global economies. As economic conditions improve, we would expect to see at least some upward pressure on these costs.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. We expect our selling, general and administrative costs to fluctuate as we continue to properly staff our administrative functions and implement additional cost controls and procedures.

Interest expense. Interest expense is the interest related to the $100.0 million note payable to Potlatch in connection with our retained obligation agreement, prior to the satisfaction of that obligation in June 2009, as well as interest associated with $150.0 million of senior notes issued by us in June 2009 and with our revolving credit facility. We expect future interest expense to remain relatively consistent with the amounts recorded for the quarter ended September 30, 2009.

Income taxes. Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and rates. We expect our effective income tax rate to remain fairly constant, but it could fluctuate due to changes to the Internal Revenue Code.

RESULTS OF OPERATIONS

Our results of operations and financial condition discussed below for the quarter and nine months ended September 30, 2008, were prepared on a combined basis from Potlatch’s financial statements. The historical results of operations and book value of the assets and liabilities of Potlatch’s Consumer Products and Pulp and Paperboard business and its Wood Products operations at Lewiston, Idaho, were used and give effect to allocations of expenses from Potlatch. This information is not necessarily indicative of what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the quarter and nine months ended September 30, 2008.

At September 30, 2009, our business was organized into three reporting segments: Consumer Products, Pulp and Paperboard, and Wood Products. Sales or transfers between segments are recorded as intersegment net sales based on prevailing market prices.

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

The following table sets forth period-to-period changes in items included in our Condensed Statements of Operations for the quarters ended September 30, 2009 and 2008.

	Quarter Ended September 30,
(Dollars in thousands)	2009	2008	Change
Net sales	$331,484	$328,697	$2,787
Costs and expenses:
Cost of sales	282,485	314,216	(31,731)
Selling, general and administrative expenses	18,627	10,060	8,567

	301,112	324,276	(23,164)

Alternative fuel mixture tax credits	47,137	—	47,137

Earnings before interest, debt retirement costs and income taxes	77,509	4,421	73,088
Interest expense, net	(4,277)	(3,250)	(1,027)

Earnings before income taxes	73,232	1,171	72,061
Income tax provision	27,023	309	26,714

Net earnings	$46,209	$862	$45,347

Net sales—We experienced increased shipments of our consumer tissue, pulp and lumber products and higher net selling prices for our consumer tissue products in the third quarter of 2009, compared to the same period in 2008. These improvements were largely offset by lower net selling prices for paperboard, pulp and lumber. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 85.2% of net sales for the quarter ended September 30, 2009, and 95.6% of net sales for the same period in 2008. The decrease of $31.7 million, or 10.1%, in the 2009 period compared to 2008 was primarily due to lower input costs for wood fiber, freight, chemicals and energy.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 85.2% for the quarter ended September 30, 2009 compared to the same period in 2008. The increase was primarily due to additional corporate administration expenses associated with being an independent, publicly traded company, as well as higher incentive compensation related expenses recorded in the third quarter of 2009. Selling, general and administrative expenses for the third quarter of 2008 were favorably affected by approximately $2.0 million of income from legal settlements.

Alternative fuel mixture tax credits—For the quarter ended September 30, 2009, we recorded $47.1 million of income related to alternative fuel mixture tax credits. We began receiving the alternative fuel mixture tax credits in early 2009, therefore no amounts are recorded for the 2008 period.

Interest expense—Interest expense increased 31.6% in the third quarter of 2009 compared to the third quarter of 2008. Interest expense for the third quarter of 2009 was associated with the $150.0 million of senior notes we issued in June 2009. Interest expense for the third quarter of 2008 was associated with our $100.0 million note payable obligation to Potlatch, which was satisfied in June 2009 with proceeds from the issuance of $150.0 million senior notes.

Income tax provision—Our income tax provision increased $26.7 million for the quarter ended September 30, 2009, compared to the same period in 2008, due to increased earnings from operations and additional tax expense resulting from the establishment of a liability for uncertain tax positions related to the alternative fuel mixture tax credit. The effective tax rate was 36.9% for the third quarter of 2009, compared to an effective tax rate of 26.4% for the third quarter of 2008. The tax provision for the third quarter of 2008 was calculated on a “carve-out” accounting basis since our businesses were part of Potlatch during those periods, whereas the 2009 tax provision is reflective of the company’s operations and tax attributes as a stand-alone entity.

BUSINESS SEGMENT DISCUSSION

Consumer Products

	Quarter Ended September 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$140,190	$130,633
Operating income	32,080	11,067
Percent of net sales	22.9%	8.5%

The Consumer Products segment reported a $9.6 million, or 7.3%, increase in net sales (before intersegment net sales eliminations) and a $21.0 million increase in operating income for the third quarter of 2009 compared to the third quarter of 2008. The significant increase in operating income was due to the combination of increased net sales and decreased costs. The increased net sales were attributable to increased shipments and higher net selling prices. Average net selling prices for the third quarter of 2009 were 2.4% higher than the average for the third quarter of 2008 due to higher overall pricing. Shipment volumes were 4.8% higher in the third quarter of 2009 compared to the same period in 2008 due largely to increased production at our tissue converting facilities.

Operating costs for the segment were $11.5 million lower in the third quarter of 2009 versus the same period in 2008, or a 9.6% decrease. The decrease was due primarily to lower freight, pulp, packaging supply and energy costs.

Pulp and Paperboard

	Quarter Ended September 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$185,462	$196,279
Operating income	57,706	350
Percent of net sales	31.1%	0.2%

Net sales for the Pulp and Paperboard segment, before intersegment net sales eliminations, were $10.8 million or 5.5% lower in the third quarter of 2009 compared to the third quarter of 2008. The decrease in net sales was due to significantly lower net selling prices for pulp, slightly lower paperboard net selling prices and a slight decrease in paperboard shipments, partially offset by increased shipments of pulp to external customers and our Consumer Products segment. The lower pulp net selling prices were largely due to the weakening of pulp markets beginning in the third quarter of 2008 and continuing through the middle of 2009.

Operating income increased $57.4 million in the third quarter of 2009 compared to the third quarter of 2008. The significant increase in income for the segment was due to the recording of $47.1 million of pre-tax income in the third quarter of 2009 associated with the alternative fuel mixture tax credit, as previously discussed. Excluding the alternative fuel mixture tax credit income, operating income for the segment was $10.6 million, or 5.7% of net sales before intersegment net sales eliminations, in the third quarter of 2009, which was $10.2 million higher than the operating income for the third quarter of 2008. Results for the third quarter of 2008 included approximately $2.0 million of income from legal settlements.

Excluding the income from the alternative fuel mixture tax credit, the increase in operating income was due to a $21.0 million decrease in operating expenses for the segment in the third quarter of 2009 resulting from lower input costs for wood fiber, chemicals, maintenance, freight and energy. Cost levels for wood chips to supply our Lewiston, Idaho, pulp and paperboard mill have moderated some in 2009 but remain at historically high levels, due largely to the limited supplies resulting from the slowdown or shutdown of operations of many lumber mills in response to the continued U.S. economic and home construction market downturn.

Wood Products

	Quarter Ended September 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$21,344	$23,340
Operating loss	(4,244)	(1,574)
Percent of net sales	N/A	N/A

The Wood Products segment reported an operating loss of $4.2 million for the third quarter of 2009, compared to an operating loss of $1.6 million recorded in the same period of 2008. The continued and prolonged downturn in the housing market had a significant negative effect on the results in both quarters. The larger loss for the segment in the 2009 period was due to a decrease in net sales, before intersegment net sales eliminations, which was attributable to 30.6% lower average net selling prices, partially offset by a 31.9% increase in shipments. The lower average net selling prices were due to unfavorable pricing and a lower percentage of higher-value cedar product sales.

Wood Products segment expenses in the third quarter of 2009 were $0.7 million higher than the third quarter of 2008, due primarily to higher overall costs associated with the increased lumber shipments, which were partially offset by lower log costs.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth period-to-period changes in items included in our Condensed Statements of Operations for the nine months ended September 30, 2009 and 2008.

(Dollars in thousands)	Nine Months Ended September 30,
	2009	2008	Change
Net sales	$935,089	$952,122	$(17,033)
Costs and expenses:
Cost of sales	795,152	896,169	(101,017)
Selling, general and administrative expenses	52,655	33,992	18,663

	847,807	930,161	(82,354)

Alternative fuel mixture tax credits	123,510	—	123,510

Earnings before interest, debt retirement costs and income taxes	210,792	21,961	188,831
Interest expense, net	(11,271)	(9,750)	(1,521)
Debt retirement costs	(6,250)	—	(6,250)

Earnings before income taxes	193,271	12,211	181,060
Income tax provision	57,967	4,127	53,840

Net earnings	$135,304	$8,084	$127,220

Net sales—Net sales for the nine months ended September 30, 2009 were favorably affected by higher net selling prices for our consumer tissue and paperboard products and increased tissue shipments, compared to the same period in 2008. However, we reported an overall 1.8% period-to-period decrease in net sales primarily due to lower selling prices for pulp and lumber. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 85.0% of net sales for the nine months ended September 30, 2009, and 94.1% of net sales for the same period in 2008. The decrease of $101.0 million, or 11.3%, in the 2009 period compared to 2008 was primarily due to lower input costs for wood fiber, freight, energy and chemicals.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 54.9% for the nine months ended September 30, 2009 compared to the same period in 2008. The increase was primarily due to additional corporate administration expenses associated with being an independent, publicly traded company, as well as higher incentive compensation related expenses recorded in the first nine months of 2009. Selling, general and administrative expenses for the first nine months of 2008 were favorably affected by approximately $2.0 million of income from legal settlements.

Alternative fuel mixture tax credits—For the nine months ended September 30, 2009, we recorded $123.5 million of pre-tax income related to alternative fuel mixture tax credits for the period from late January 2009 through September 2009. We began receiving the alternative fuel mixture tax credits in early 2009, therefore no amounts are recorded for the 2008 period.

Interest expense—Interest expense increased 15.6% in the first nine months of 2009 compared to the first nine months of 2008. Interest expense on the note payable to Potlatch was $5.2 million in the first nine months of 2009, compared to $9.8 million in the first nine months of 2008. As discussed previously, in June 2009 we issued $150 million of senior notes and used a portion of the proceeds to satisfy our $100 million note payable obligation to Potlatch. Interest expense on the $150 million senior notes was $5.1 million in the first nine months of 2009. In the first nine months of 2009, we also incurred approximately $1.0 million of interest expense related to our credit facility.

Debt retirement costs—We recorded $6.3 million of expenses in the first nine months of 2009 associated with the retirement of our $100.0 million note payable obligation to Potlatch. The $100.0 million note payable represented the principal amount of credit sensitive debentures originally issued by an affiliate of Potlatch. Prior to our spin-off, we agreed to retain the obligation to pay all amounts due to the holders of these debentures. The $6.3 million expense represents our estimate of the interest payment that will be required on the December 1, 2009, maturity date of the credit sensitive debentures.

Income tax provision—Our income tax provision increased $53.8 million for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to increased operating earnings and additional tax expense resulting from the establishment of a liability for uncertain tax positions related to the alternative fuel mixture tax credit. The recognition of federal renewable energy tax credits of $9.8 million and the reduction of a valuation allowance of $3.6 million previously established with respect to state investment credit carryovers, partially offset the higher income tax provision. Excluding the renewable energy tax credits, the reduction in the valuation allowance and the tax expense related to the liability for uncertain tax positions, the effective tax rate was 36.9% for the first nine months of 2009, compared to an effective tax rate of 33.8% for the first nine months of 2008. The tax provision for the first nine months of 2008 was calculated on a “carve-out” accounting basis since our businesses were part of Potlatch during those periods, whereas the 2009 tax provision is reflective of the company’s operations and tax attributes as a stand-alone entity.

BUSINESS SEGMENT DISCUSSION

Consumer Products

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$415,692	$376,529
Operating income	93,398	21,630
Percent of net sales	22.5%	5.7%

The Consumer Products segment reported a $39.2 million, or 10.4%, increase in net sales (before intersegment net sales eliminations) and a $71.8 million increase in operating income for the first nine months of 2009 compared to the first nine months of 2008. Increased net sales and decreased costs were largely responsible for the significant period-to-period increase in operating income. The increased net sales were attributable to higher net selling prices and increased shipments. Average net selling prices for the first nine months of 2009 were 7.1% higher than the average for the first nine months of 2008, primarily due to higher overall pricing. Shipment volumes were 3.1% higher in the first nine months of 2009, compared to the same period in 2008, and were primarily due to higher production.

Operating costs for the segment were $32.6 million lower in the first nine months of 2009 versus the same period in 2008, or a 9.2% decrease. The decrease was due primarily to lower costs for pulp, freight and energy.

Pulp and Paperboard

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$513,205	$559,171
Operating income	153,834	17,231
Percent of net sales	30.0%	3.1%

Operating income for the Pulp and Paperboard segment, which included $123.5 million of income recorded in the first nine months of 2009 associated with the alternative fuel mixture tax credits, increased $136.6 million in the first nine months of 2009 compared to the first nine months of 2008. Excluding the alternative fuel mixture tax credits, operating income for the segment was $30.3 million, or 5.9% of net sales before intersegment net sales eliminations, which was 76.0% higher than the first nine months of 2008. Results for the first nine months of 2008 included approximately $2.0 million of income from legal settlements. Net sales, before intersegment net sales eliminations, were 8.2% lower in the first nine months of 2009 compared to the first nine months of 2008. The decrease in net sales was due to a significant decrease in paperboard and pulp shipments and substantially lower net selling prices for pulp, partially offset by 4.0% higher net selling prices for paperboard.

Operating expenses for the segment were $59.1 million lower in the first nine months of 2009 compared to the first nine months of 2008. This favorable change in expenses was due to lower costs associated with the decreased shipments of paperboard and lower input costs for wood fiber, chemicals, energy and freight.

Wood Products

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$50,343	$73,746
Operating loss	(14,885)	(9,634)
Percent of net sales	N/A	N/A

The Wood Products segment reported an operating loss of $14.9 million for the first nine months of 2009, compared to an operating loss of $9.6 million recorded in the same period of 2008. The losses for both periods were due to the prolonged housing market downturn. Compared to the first nine months of 2008, the larger loss for the segment in the 2009 period resulted from a significant decrease in net sales, before intersegment net sales eliminations, due to 21.7% lower average net selling prices and a 12.5% decrease in shipments, which were due to unfavorable pricing and a lower percentage of higher-value cedar product sales. During a portion of the first nine months of 2009, our lumber mill in Lewiston, Idaho operated on a reduced production schedule. In addition, in the first nine months of 2009 we took twelve days of downtime at the mill.

The decreased net sales in the first nine months of 2009 were partially offset by an $18.2 million decrease in segment expenses, due largely to lower log costs and lower overall costs associated with the decreased lumber shipments.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the nine months ended September 30, 2009 and 2008.

Cash Flows Summary

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	Change
Net cash provided by operating activities	$183,048	$42,924	$140,124
Net cash used for investing activities	(149,701)	(15,698)	(134,003)
Net cash used for financing activities	(33,916)	(27,226)	(6,690)

Decrease in cash	$(569)	$—	$(569)

Net cash provided by operating activities increased 326.4% for the first nine months of 2009 compared with the same period in 2008. The significant increase was attributable to higher net earnings, which were due to the recognition of income from the alternative fuel mixture tax credits and increased operating income. The higher net earnings were partially offset by cash used for working capital changes in the first nine months of 2009 compared to cash provided from working capital changes in the first nine months of 2008. Working capital increased in the first nine months of 2009 due largely to the recording of $69.7 million in taxes receivable associated with the alternative fuel mixture tax credits. Beginning in August 2009, we elected to defer receiving payments for the alternative fuel mixture tax credit and instead elected to claim the credit on our 2009 income tax return. As a result, we expect to generate additional tax receivables during the remainder of 2009. The increase in taxes receivable was partially offset by lower log inventories and the establishment of $52.3 million in non-current accrued taxes associated with the accounting for uncertain tax positions related to the alternative fuel mixture tax credit.

For the nine months ended September 30, 2009, net cash used for investing activities was $149.7 million, compared to $15.7 million for the first nine months of 2008. The increase from 2008 to 2009 was due to $135.2 million of short-term investments reflecting the investment of our cash assets, including cash generated from the alternative fuel mixture tax credits, a portion of the proceeds from our senior note offering, and cash from operations. Our estimated capital expenditures for 2009 are expected to be between $15.0 million and $20.0 million. The majority of our capital expenditures in 2009 have been spent on various discretionary, high-return projects for the Consumer Products and Pulp and Paperboard segments, as well as various routine general replacement projects for each of our segments.

Net cash used for financing activities was $33.9 million for the nine months ended September 30, 2009, compared with $27.2 million of cash used for financing activities during the same period in 2008. Cash used for financing activities in the first nine months of 2009 primarily consisted of the repayment of payables to Potlatch and the repayment of $50.0 million in borrowings under our revolving credit facility. These were partially offset by net proceeds from long-term debt of $38.2 million, reflecting the issuance of $150.0 million principal amount of senior notes less amounts associated with the satisfaction of the $100.0 million note payable to Potlatch. Cash used for financing activities in the first nine months of 2008 consisted of net payments to Potlatch in accordance with Potlatch’s centralized approach to cash management prior to the spin-off.

Capital Resources

Against the backdrop of a weak economy, as well as the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next 12 months. However, we believe that our cash flows from operations, including cash from alternative fuel mixture tax credits, as well as our available borrowing capacity under our credit facility, will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next 12 months.

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

Debt Arrangements

Our expected debt service obligation, consisting of cash payments for interest related to our senior notes, is estimated to be approximately $8.2 million for the remainder of 2009 and $15.9 million for 2010.

The terms of our notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

Credit Arrangements

On November 26, 2008, we entered into a four-year $125 million revolving credit facility with certain financial institutions. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million, in each case less a $10 million borrowing capacity reserve. Subject to certain conditions and agreement by the lenders, the $10 million borrowing capacity reserve may be made available for borrowing.

As of September 30, 2009, there were no borrowings outstanding under the credit facility, but approximately $2.5 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.75% and 3.50% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 1.00% and 1.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of September 30, 2009, we would have been permitted to draw $103.9 million under the credit facility. As of September 30, 2009, we were eligible to borrow under the credit facility at LIBOR plus 2.75%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of September 30, 2009, the fixed charge coverage ratio for the last twelve months was 3.4 to 1.0.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires our management to select and apply accounting policies that best provide the framework to report the results of operations and financial position. The selection and application of those policies requires management to make difficult, subjective and complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of September 30, 2009, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

See Note 3 “Recently Adopted and New Accounting Standards” to the condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The following is a summary of our outstanding fixed rate debt:

(Dollars in millions)

	EXPECTED MATURITY DATE
	2009	2010	2011	2012	2013	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$148	$148
Average interest rate	—%	—%	—%	—%	—%	10.6%	10.6%
Fair value at 9/30/09							$160

Interest Rate Risk

Our exposure to market risks on financial instruments includes interest rate risk on our revolving credit facility. As of September 30, 2009, there were no borrowings outstanding under our facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of September 30, 2009, these contracts covered approximately 41% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2009, plus lesser amounts for 2010.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2009. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Historically, we have relied on certain financial, administrative and other resources of Potlatch to operate our business, including portions of human resources, information systems, accounting, tax and corporate services. In conjunction with the spin-off of our businesses from Potlatch, in 2009 we are enhancing our own financial, administrative and other support systems or contracting with third parties to replace Potlatch’s systems. We are also establishing our own accounting and auditing policies and systems on a stand-alone basis. We have entered into a transition services agreement with Potlatch under which Potlatch will provide some of these services to us on a transitional basis.

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

We believe that any payments received or credits taken in relation to the alternative fuel mixture tax credit should not be subject to corporate income tax and intend to treat them accordingly.

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

We have significant indebtedness, pension and other postretirement employee benefit liabilities, and federal and state deferred tax liabilities, which will require a significant amount of cash to service and pay. If we are unable to generate sufficient cash to pay our obligations or fund our liquidity needs, our business may be materially adversely affected.

As of September 30, 2009, our indebtedness was $148.2 million and our pension and other postretirement employee benefit, or OPEB, liabilities were approximately $234.2 million. Our ability to make payments on, to refinance our indebtedness and to fund capital expenditures, acquisitions and development efforts, will depend on our ability to generate cash. A number of factors that affect our ability to generate cash are beyond our control, including economic, financial, competitive and other factors.

As of December 31, 2008, we had a deferred tax liability of approximately $101.8 million with respect to the difference between the book and tax basis of our fixed assets. This liability continues to become a current tax liability in 2009 at the rate of approximately $8.0 million per year. In addition, we have other less significant deferred tax balances relating to temporary differences that will impact current taxes payable in future periods.

We cannot be certain that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our secured revolving credit facility in amounts sufficient to enable us to service our indebtedness or satisfy our pension, OPEB or additional tax liabilities or other liquidity needs. If our future cash flows from operating activities and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay business activities, sell assets, obtain additional debt or equity capital, or restructure or refinance all or a portion of our debt. We cannot be certain that we would be able to implement any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of future debt financings could involve restrictive covenants that limit our ability to pursue these alternatives.

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

These restrictions on our ability to operate our business in our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, our secured revolving credit facility requires, among other things, that we maintain a minimum fixed charge coverage ratio of at least 1.0-to-1.0 when availability falls below 20% or an event of default exists. Events beyond our control could affect our ability to meet this financial test, and we cannot give any assurance that we will meet it.

Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.

Our indebtedness was $148.2 million at September 30, 2009. We expect to draw upon the secured revolving credit facility in the future as necessary. Our level of indebtedness could restrict our operations and could:

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

Our wood products business is a commodity business, which is closely tied to the demand for, and supply of, housing, which is influenced by numerous factors, including economic changes nationally and locally, mortgage and other interest rates, consumer confidence, job formation, demographic trends, tax incentives and the availability of credit. The current depressed conditions in the housing market resulting from, among other factors, excess unsold home inventory levels and lack of availability of credit for lenders, builders and homebuyers, have materially adversely affected our Wood Products segment, which reported an operating loss of $14.5 million in the twelve months ended December 31, 2008, and an operating loss of $14.9 million in the nine months ended September 30, 2009. As a result of market conditions, our lumber mill operated on a reduced production schedule throughout a portion of 2009. A continuing and prolonged downturn in the housing market could have a significant adverse effect on our future results of operations.

Changes in the cost and availability of wood fiber used in production of our products may adversely affect our results of operations and cash flow.

Wood fiber, primarily wood chips and sawdust, is the principal raw material for our pulp and paperboard products. Much of the wood fiber we use in our pulp manufacturing process is the by-product of lumber mill operations, particularly in Idaho. As a result, the price of these residual wood fibers is affected by operating levels in the lumber industry. Prices for these residual fibers are currently very high, largely because of limited supplies due to the slowdown or shutdown of lumber mill operations in the United States as a result of the home construction market downturn. In addition, we have had to locate new suppliers as some of the suppliers located near our Idaho facility have ceased operations, which has resulted in increased costs to us for transporting wood fiber to our Idaho facility. The price of wood fiber is expected to remain high until the housing market recovers and lumber mill operations increase.

Additionally, the effects on market prices for wood fiber resulting from various governmental programs involving tax credits or payments related to biomass and other renewable energy projects, such as the Biomass Crop Assistance Program and American Recovery and Reinvestment Act of 2009, are uncertain and could result in a reduction in the supply of wood fiber for our pulp and paper manufacturing operations.

If we are not able to obtain wood fiber at favorable prices or at all, our financial results and operations may be materially adversely affected.

ITEM 6.	Exhibits

The exhibit index is located on page 31 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION (Registrant)

By	/s/ Linda K. Massman
Linda K. Massman
Vice President, Finance and Chief Financial Officer (Duly Authorized; Principal Financial Officer)

By	/s/ Johnathan D. Hunter
Johnathan D. Hunter
Corporate Controller (Duly Authorized; Principal Accounting Officer)

Date: November 2, 2009

CLEARWATER PAPER CORPORATION

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.7(ii)[1]	Amendment to Employment Agreement between Gordon L. Jones and Clearwater Paper Corporation, dated effective September 22, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

[1]	Management contract or compensatory plan, contract or arrangement.