Form 10-K
period 2009-12-31
Clearwater Paper Corp
filed 2010-02-26
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of June 30, 2009 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $281.5 million. Shares of voting stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2010, 11,476,797 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed on or about March 29, 2010, with the Commission in connection with the 2010 annual meeting of stockholders are incorporated by reference in Part III hereof.

CLEARWATER PAPER CORPORATION

Part I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Our disclosure and analysis in this report and in our Annual Report to Shareholders contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans to build additional converting and paper making capacity, the cost and timing to complete new facilities, future growth opportunities, future revenues, cash flows, capital expenditures, energy costs, wood fiber costs, manufacturing output, liquidity, the payment of dividends, benefit plan funding levels, the effect of recent accounting standards on our financial condition and results of operations and the tax treatment of alternative fuel mixture tax credits. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in Item 1A of this report, including the following:

¡	our ability to implement our growth strategies;

¡	changes in raw material costs and energy availability and costs;

¡	changes in the United States and international economies;

¡	changes in customer product preferences;

¡	cyclical industry conditions;

¡	our qualification to retain alternative fuel mixture tax credits and the tax treatment associated with receipt of such credits;

¡	unanticipated manufacturing disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather related events;

¡	the loss of business from any of our three largest Consumer Products segment customers or a large Pulp and Paperboard segment customer;

¡	competitive pricing pressures for our products;

¡	changes in the relationship between supply and demand in the forest products industry, including the amount of available manufacturing capacity and wood fiber used in manufacturing products;

¡	changes in freight costs and disruptions in transportation services;

¡	unforeseen environmental liabilities or expenditures;

¡	changes in expenses and required contributions associated with our pension plans;

¡	changes in laws, regulations or industry standards affecting our business;

¡	labor disruptions;

¡	changes in the level of construction activity; and

¡	changes in exchange rates between the U.S. dollar and other currencies.

Forward-looking statements contained in this report present management’s views only as of the date of this report. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports filed with the Securities and Exchange Commission, or SEC.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	1

ITEM 1.	Business

GENERAL

Clearwater Paper Corporation is a leading producer of private label tissue and paperboard products in the United States. Our products are manufactured in the United States and utilize primarily wood pulp. Our private label tissue products such as facial and bath tissue, paper towels and napkins, are used at home and are principally sold in grocery stores in the United States. Our paperboard is sold in the high-end segment of the packaging industry and it is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. We are vertically integrated and produce a significant amount of the pulp required in our tissue and paperboard businesses. We also manufacture wood products, including high grade cedar, used for its attractive appearance, and lumber products for construction.

History

Our lumber facility was established in Lewiston, Idaho, in 1927. Our businesses were owned directly by Potlatch Corporation, which we refer to in this report as Potlatch, until December 2005, and we were a subsidiary of Potlatch until our spin-off on December 16, 2008, which we refer to in this report as the “spin-off.” In the spin-off, Potlatch distributed 100% of the issued and outstanding shares of our common stock to the holders of Potlatch common stock, with each Potlatch stockholder receiving one share of our common stock for every 3.5 shares of Potlatch common stock held on the record date for the spin-off.

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

Strategy

We plan to grow the size and scope of our Consumer Products business. We are also focused on optimizing the manufacturing efficiency of our premium bleached paperboard for use in the high-end segment of the packaging industry.

¡

Grow Our Consumer Products Business. We plan to expand our capacity and product offerings at the high end of the private label market by building additional converting and papermaking capacity. In support of this strategy, we will begin construction of two converting lines in the Southeastern United States in 2010 and expect to follow with the addition of papermaking capabilities in the future. Our papermaking investments will be made using through-air-dried, or TAD, technology to offer our customers competitive products in the high end of the ultra market segment.

¡

Optimize our Pulp and Paperboard Business. We intend to continue improving our product quality and the mix of customers to which we sell our paperboard products. We also intend to be a low cost provider of high quality paperboard by improving the efficiency of our operations and reducing the cost of raw materials and energy.

ORGANIZATION

Our businesses are organized into three reportable operating segments, as defined by accounting standards related to segment disclosures: Consumer Products; Pulp and Paperboard; and Wood Products. Additional information relating to the amounts of net sales, operating income (loss), depreciation and amortization, identifiable assets and capital expenditures attributable to each of our operating segments for 2007-2009, as well as geographic information regarding our net sales, is set forth in Note 14 to our financial statements included in Item 8 of this report.

Consumer Products Segment

Our Consumer Products segment manufactures and markets consumer private label tissue products: bathroom tissue, household paper towels, napkins and facial tissue that match the quality of branded products in each category. A description of the facilities used to produce these products is included under Item 2 of this report. In 2009, our Consumer Products segment had net sales of $554.0 million.

Tissue Industry Overview

Our Consumer Products segment competes in the at-home portion of the U.S. tissue market. The U.S. tissue market is divided into two market segments: the at-home or consumer retail purchase segment, which represented approximately 67% of U.S. tissue sales in 2009; and the away-from-home segment (commercial and industrial venue tissue use), which represented the remainder of U.S. tissue market sales in 2009.

The United States at-home tissue category consists of bath, towel, facial and napkin products segments. Each category segment is further distinguished according to quality tiers: ultra, premium, value and economy. As a result of process improvements and consumer demand, the majority of at-home tissue sold in the United States is premium and ultra quality.

At-home tissue producers are comprised of companies that manufacture branded and/or private label tissue products. Branded tissue suppliers manufacture, market and sell tissue products under their own nationally branded labels. Private label tissue producers sell tissue products to retailers who in turn sell the tissue to consumers as the retailers’ private label brand. Some manufacturers sell both branded and private label tissue products.

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

The tissue process starts with pulp made from wood chips and sawdust. The pulp is mixed in a blending chest until it reaches a consistency of 96% water and 4% pulp. This mixture is sprayed onto a large rotating porous screen on the paper machine, where the tissue sheet is formed. From this point, the sheet travels through numerous pressure rolls to remove excess water and finally over a large heated drum for drying. The dry sheet is wound into parent rolls weighing several tons, which are placed into storage until the tissue paper is converted into final products. During the converting process, the parent rolls are placed on a converting line where the paper is rewound onto a smaller core for bathroom tissue or household towels, or folded for facial tissue or napkins. Once the product is rewound or folded, it goes through a packaging process and is placed in a shipping case. This case is placed in storage until it is shipped to the customer.

Our Consumer Products Business

Our Consumer Products segment manufactures and sells a complete line of at-home products in each tissue category and segment, focusing primarily on ultra and premium quality products. In household paper towels, we produce and sell high-end ultra quality TAD towels as well as premium and value towels. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. In bathroom tissue, the majority of our sales are high quality two-ply ultra and premium products. In the facial category, we sell ultra lotion three-ply facial tissue as well as a complete line of two-ply premium products.

Our tissue is manufactured on three paper machines at our facility in Lewiston, Idaho, as well as one TAD paper machine at our facility in Las Vegas, Nevada. Parent rolls from these four paper machines are then converted and packaged at three facilities located in Lewiston, Las Vegas, and Elwood, Illinois. In 2009, approximately 59% of the pulp we used to make our tissue products was obtained from our Lewiston pulp mill. The remaining portion was purchased on the open market and consisted primarily of hardwood pulps, which enhance the quality of certain grades of tissue.

The paper machines located at our facility in Lewiston produce ultra, premium and value conventional tissue products. To meet the demand for private label TAD household towels, we built a TAD paper machine at our Las Vegas facility in 2004.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	3

We are a significant producer of private label household tissue products in the United States. In 2009, we produced approximately 56% of the total private label tissue products sold in grocery stores in the United States. In the 11 western states, we produced approximately 90% of the total private label tissue products sold in grocery stores in 2009. We compete with at least three other companies that are much larger than us who sell national brand tissue products, as well as commercial, industrial and private label products. We also compete with other companies that sell commercial, industrial and private label products and regional brand products. Our household tissue products are packaged to order for retail chains, wholesalers and cooperative buying organizations throughout the United States and, to a lesser extent, Canada. These products are sold to consumers under our customers’ own brand names. We sell a majority of our tissue products to three national grocery store chains which accounted for approximately 60% of the Consumer Products segment sales in 2009. The Consumer Products segment also had a single customer in 2009, the Kroger Company, which accounted for approximately 11%, of our total net sales. In prior periods we did not have any customer above 10%. Although we believe we have strong long-term relationships with our grocery chain customers and have successfully integrated ourselves within their strategic decision making processes, the loss of one or more of these customers would have a material adverse effect upon the operating results of the Consumer Products segment. The average tenure of our top 10 Consumer Products customers in 2009 was approximately 19 years.

We believe that we are the only U.S. consumer tissue manufacturer that produces solely private label tissue products for the grocery channel. Most U.S. tissue producers manufacture only branded products, or both branded and private label products. Branded producers generally manufacture their private label products at a quality grade or two below their branded products so as not to impair sales of the branded products. Because we do not produce branded tissue products, we are able to offer products that match the quality of leading national branded products at lower prices.

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

Pulp and Paperboard Segment

Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of solid bleach sulfate, or SBS paperboard. This segment also produces softwood market pulp, which is used as the basis for many paper products, and slush pulp, which it supplies to our Consumer Products segment. A description of the facilities used to produce these products is included under Item 2 of this report. In 2009, our Pulp and Paperboard segment had net sales of $686.8 million, which included $53.4 million of intersegment sales to our Consumer Products segment.

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

In general, the process of making paperboard begins by chemically cooking wood chips and sawdust to make pulp. The pulp is bleached to provide a white, bright pulp used to produce paperboard, which is formed using our three paperboard machines. Bleached pulp that we sell as market pulp is dried and baled on a pulp drying machine, bypassing the paperboard machines. The various grades of paperboard may be coated with starch and clay, and are wound into rolls for shipment to customers for converting to final end uses. For liquid paperboard packaging, a polyethylene or plastic coating is applied by a separate operation to create a barrier that is water resistant and durable.

Folding Cartons Segment. Folding carton is the largest portion of the SBS segment of the paperboard industry. Within the folding carton segment there are varying qualities of SBS. The high end of the folding carton category in general requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics, DVDs and CDs, and other premium retail goods. SBS is also used in the packaging of commodity frozen foods, beverages, and baked goods.

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

Commercial Printing Segment. Commercial printing applications use light-weight bleached bristols, or heavyweight paper grades, which are used to produce postcards, signage, sales literature, and cover stock for publications such as brochures, presentation folders and paperback book covers, among other things. The customers in this segment are accustomed to high-quality paper grades, which possess superior printability and brightness compared to most paperboard grades.

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

Our Pulp and Paperboard Business

Our Pulp and Paperboard segment operates two facilities, one in Idaho and one in Arkansas. We are a significant producer of bleached paperboard in the United States, where we compete with at least five other domestic pulp and paperboard producers. As of December 31, 2009, we had approximately 13% of the available domestic bleached paperboard capacity.

Our bleached paperboard is converted by our customers into a variety of end products, including packaging for liquids, food products, pharmaceuticals, cosmetics, paper cups and plates, blister packaging and other consumable goods. We also manufacture lightweight bleached bristols. Our overall pulp and paperboard production consists primarily of folding carton and plate, liquid packaging and cup, pulp, and commercial printing applications.

Folding cartons used in pharmaceuticals, cosmetics and blister-type packaging, as well as those that incorporate foil and holographic lamination, account for the largest portion of our total paperboard sales. We focus on high-end folding carton applications where the heightened focus on product quality provides for differentiation among suppliers, resulting in margins that are more attractive than in lower grade packaging.

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

We also sell paperboard for use in cup and plate products. A majority of our sales in this area are to the standard cup and plate segment of the market, but we also provide paperboard to high-end food manufacturers, such as those who make premium ice cream. While we serve demand in the commodity cup segment, we are particularly focused on the high-end portion of the segment that demands enhanced printability. We also sell limited quantities of plate quality SBS.

Our Pulp and Paperboard segment also sells products for commercial printing applications. The commercial print market requires a premium print surface consistent with the demands of high-end folding carton converters. Further, a supplier must be able to deliver small volumes, often within 24 hours. We have

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	5

achieved growth in this market through investing in improvements in print surface quality at both our paperboard mills and by focusing sales and marketing efforts on printers and regional paper merchants. In addition, in 2006 we also expanded our product lines to the lighter weights desired by the commercial print segments and added a coated two-side product offering called Ancora.

We have long-standing customer relationships with our paperboard customers. Our top 10 customers accounted for approximately 40% of our total paperboard revenues in each of the last four years. Although most of our contracts are annual agreements that can be terminated without penalty, our relationships extend over many years with our top 10 customers.

We do not produce paperboard end products, so we are not simultaneously a supplier of, and a competitor to, our customers. For example, of the five largest SBS producers in the United States, we are the only producer that does not also convert SBS into end products. We believe our position as a non-integrated supplier has resulted in a diverse group of loyal customers, as they do not have to worry that, in the event of decreased market availability of SBS, we will redirect production to meet internal conversion requirements.

At our Lewiston, Idaho facility we produce bleached softwood pulp, both for internal use and for sale to external customers. In 2009, approximately 72% of our pulp sales were comprised of internal sales to our Consumer Products segment and the remaining approximately 28% represented pulp sales to external customers, with the majority of these external sales shipped to customers in Asia.

Of the segment’s $686.8 million of net sales in 2009, $612.8 million, or 89%, was derived from sales of our paperboard products, $20.5 million, or 3%, was derived from the sale to third parties of pulp produced at our facilities, $53.4 million, or 8%, was derived from internal pulp sales to our Consumer Products segment, and $0.1 million was derived from the sale of other paperboard related products. In 2009, approximately 17% of the Pulp and Paperboard segment’s net sales to external customers were generated from sales to international customers, mainly located in Japan, China, Korea and Australia.

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

Wood Products Segment

Our Wood Products segment consists of a single lumber facility located on the same site in Lewiston, Idaho, as our tissue and pulp and paperboard manufacturing facilities. A description of this manufacturing facility is included under Item 2 of this report. This segment produces and markets appearance grade cedar and dimensional framing lumber products, including glued and profile lumber for building products end-users. Our cedar products include appearance grade boards, siding and trim. Our glued cedar process utilizes low grade cedar to produce finger jointed and edge glued board and siding. Our dimensional lumber business includes two-inch dimensional framing lumber, industrial timbers and railroad ties. In 2009, these products were sold through Potlatch sales offices, under the terms of a lumber sales and marketing agreement under which Potlatch acted as our exclusive representative for the marketing and sale of our dimensional lumber and cedar lumber products. These products were sold under the “Potlatch” name primarily to distributors, professional dealers and wholesalers for nationwide distribution. In 2009, our Wood Products segment had net sales of $70.3 million, which included $7.6 million of intersegment sales of residual wood fiber to our Pulp and Paperboard facility in Lewiston.

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

RAW MATERIALS AND INPUT COSTS

For our manufacturing operations, the principal raw material used is wood fiber. During 2009, wood fiber costs accounted for approximately 30% of our cost of sales. Our Pulp and Paperboard segment purchases a substantial amount of wood chips and sawdust from third parties, including Potlatch pursuant to supply agreements we entered into in connection with the spin-off, for use in the production of pulp. Our Consumer Products segment purchases several varieties of pulp from third parties, in addition to pulp provided by our Pulp and Paperboard segment, for use in manufacturing tissue products. Our Wood Products segment purchases approximately 79% of its log needs from Potlatch pursuant to a supply agreement, with the remainder purchased from other sources.

We consume substantial amounts of energy, such as electricity, natural gas, hog fuel, and a modest amount of fuel oil. During the year ended December 31, 2009, energy costs accounted for approximately 9% of our cost of sales. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are between a specific plant and a specific local provider. Under most of these contracts, the providers are bound to provide us with our requirements for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we use forward purchase contracts to mitigate price risk for certain of our energy requirements.

Transportation is another important input in getting our product to our customers. Fuel prices largely determine our transportation costs for delivery of raw materials to our manufacturing facilities and delivery of our finished products to customers. Our total transportation costs were 10% of our cost of sales in 2009.

We utilize a significant amount of chemicals in the production of pulp and paper, including polyethylene, starch, sodium chlorate, caustic, latex and specialty process paper chemicals. During the year ended December 31, 2009, chemical costs accounted for approximately 11% of our cost of sales. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. However, many of these contracts have pricing mechanisms that adjust with published price indices. In addition, many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are indirectly impacted by petroleum prices.

SEASONALITY

Our Consumer Products and Pulp and Paperboard segments are generally not affected by seasonal changes, although a number of our paperboard contracts are subject to renewal at the beginning of each year. Demand for our wood products typically decreases in the winter months when construction activity is slower, and increases in the spring, summer and fall when construction activity is generally higher.

ENVIRONMENTAL

Information regarding environmental matters is included under Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, and is incorporated herein by reference.

WEBSITE

Interested parties may access our periodic and current reports filed with the SEC, at no charge, by visiting our website, www.clearwaterpaper.com. In the menu select “Investor Relations,” then select “Financial Information & SEC Filings.” Information on our website is not part of this report.

EMPLOYEES

As of December 31, 2009, we had approximately 2,500 employees, of which approximately 1,050 were employed by our Consumer Products segment, approximately 1,050 were employed by our Pulp and Paperboard segment, approximately 300 were employed by our Wood Products segment and approximately 100 were corporate administration employees. This workforce consisted of approximately 700 salaried and fixed rate employees and approximately 1,800 hourly employees. As of December 31, 2009, approximately 63% of the workforce was covered under collective bargaining agreements.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	7

Unions represent hourly employees at our Idaho and Arkansas facilities. Hourly union labor contracts expiring in 2010 are set forth below:

CONTRACT EXPIRATION DATE	LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
August 31	Pulp and Paperboard Division—Idaho	United Steel Workers (USW)	1,000
August 31	Pulp and Paperboard Division—Idaho	International Brotherhood of Electrical Workers (IBEW)	54

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are deemed our “executive officers” under the Securities Exchange Act of 1934. The term of office of the officers of the company expires at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which they were selected as officers. No family relationships exist among any of our executive officers.

Gordon L. Jones (age 60) has served as President and Chief Executive Officer, and a director of the company since December 2008. From July 2008 to December 2008, Mr. Jones served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. Mr. Jones also serves as the President and Managing Member of Jones Investment Group LLC, an investment company, since 2001. Prior to that, Mr. Jones served from May 1999 to November 2000 as President, Chief Executive Officer, and Director of Blue Ridge Paper Products, Inc.

Linda K. Massman (age 43) has served as Vice President, Finance and Chief Financial Officer since December 2008. From September 2008 to December 2008, Ms. Massman served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From May 2002 to August 2008, Ms. Massman served as the Group Vice President, Finance and Corporate Planning for SUPERVALU Inc., a grocery retail company. Prior to that, Ms. Massman served from 1999 to 2001 as Vice President, Business Planning and Operations for Viquity Corporation, an enterprise software company.

Thomas H. Carter (age 61) has served as Vice President of Human Resources since December 2008. From August 2008 to December 2008, Mr. Carter served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From February 2005 to August 2008, Mr. Carter was retired. From February 2003 to February 2005, Mr. Carter served as Vice President, Human Resources of Sara Lee Coffee & Tea, North America, a division of Sara Lee Corporation. Prior to that, Mr. Carter served from 2002 to 2003 as Senior Director, Employee Relations for Sara Lee Bakery Group, a division of Sara Lee Corporation. From 1999 to 2001, Mr. Carter served as Vice President, Human Resources and Corporate Secretary for Blue Ridge Paper Products, Inc.

Robert P. DeVleming (age 57) has served as Vice President of Consumer Products since December 2008. Prior to December 2008, he was employed by Potlatch Corporation for 30 years. Mr. DeVleming served as Vice President, Consumer Products of Potlatch from October 2004 to December 2008. From May 2003 through October 2004, Mr. DeVleming was Vice President, Sales, Consumer Products of Potlatch Corporation.

Michael S. Gadd (age 45) has served as Vice President, General Counsel and Corporate Secretary since December 2008. From March 2006 to December 2008, Mr. Gadd served as Associate General Counsel of Potlatch Corporation, and served as Corporate Secretary of Potlatch from July 2007 to December 2008. From 2001 to January 2006, Mr. Gadd was an attorney with Perkins Coie, LLP in Portland, Oregon.

Thomas A. Colgrove (age 58) has served as Vice President of Pulp and Paperboard since May 2009. Mr. Colgrove also has responsibility for the corporation’s Wood Products business. Prior to May 2009 he was employed by Kimberly Clark Corporation from 1984 to 2009, in various manufacturing management positions. From September 2006 to April 2009, Mr. Colgrove was the Senior Director—North America Product Supply at Kimberly Clark and was responsible for seven North American tissue facilities. Prior to that, Mr. Colgrove held a series of Plant Manager positions at five facilities across the U.S.

ITEM 1A.	Risk Factors

Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.

We intend to expand through the building of new facilities or the acquisition of facilities or businesses and may have difficulties integrating these future operations or acquisitions or may not realize anticipated benefits.

Our growth strategy involves expanding our Consumer Products business in both size and geographic reach. To accomplish this, we may build converting and papermaking facilities, pursue acquisitions of new facilities or businesses, or both. Building new, or acquiring and modifying existing, manufacturing facilities entails numerous risks, including difficulties in completing such projects on time due to construction and permitting issues, financing the project, completing the project within budget and integrating new operations and personnel. Acquisitions involve numerous risks, including inaccurate assessment of undisclosed liabilities, difficulties in integrating the operations, technologies, services and personnel of the acquired business, and personnel turnover. Large construction projects or acquisitions can result in a decrease in our cash or an increase in our indebtedness and also may limit our ability to access additional capital when needed and divert management’s attention from other business concerns.

We may be unable to identify suitable building locations or acquisition targets. In addition, we may be unable to achieve anticipated benefits or cost savings from construction projects or acquisitions in the timeframe we anticipate, or at all. Any inability by us to integrate and manage any new or acquired facilities or businesses in a timely and efficient manner, any inability to achieve anticipated cost savings or other anticipated benefits from these projects or acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, financial condition, results of operations or liquidity.

Changes in the cost and availability of wood fiber used in production of our products may adversely affect our results of operations and cash flow.

Wood fiber, primarily wood chips and sawdust, is the principal raw material used in our pulp and paperboard products. Wood fiber, in the form of pulp, is the principal raw material used in the manufacture of our consumer products. Pulp is subject to significant price fluctuations due to the cyclical nature of wood fiber markets. Increases in pulp prices could adversely affect our earnings if we are unable to pass these cost increases on to our customers or if these price increases for our products significantly trail the increases in pulp prices. We do not hedge to manage these risks.

Much of the wood fiber we use in our pulp manufacturing process is the by-product of lumber mill operations, particularly in Idaho. As a result, the price of these residual wood fibers is affected by operating levels in the lumber industry. The significant reduction in home building in 2008 and 2009 resulted in the closure or curtailment of operations at many lumber mills. However, overall wood fiber prices for our pulp and paperboard production fell in 2009 as a result of a decline in whole log prices due to the effect of the poor housing market on log prices. The price of wood fiber is expected to remain volatile until the housing market recovers and lumber mill operations increase. Additionally, the supply and price of wood fiber can be negatively affected by weather and other events. Record amounts of rainfall in Arkansas had a negative effect on the supply of wood fiber to our Cypress Bend facility during the fall of 2009.

The effects on market prices for wood fiber resulting from various governmental programs involving tax credits or payments related to biomass and other renewable energy projects, such as the Biomass Crop Assistance Program and American Recovery and Reinvestment Act of 2009, are uncertain and could result in a reduction in the supply of wood fiber for our pulp and paperboard manufacturing operations. If we are unable to obtain wood fiber at favorable prices or at all, our financial results and operations may be materially adversely affected.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	9

United States and global economic conditions could have adverse affects on the demand for our products and our financial results.

U.S. and global economic conditions have negatively affected and may continue to negatively affect our business and financial results. Recessed economic conditions affect our business in a number of ways, including causing (i) increased pressure for price concessions from customers; (ii) declines in domestic and global demand for paperboard; (iii) shifts in customer purchases that affect the mix of our product sales; (iv) decreased or low housing starts, which increase our production costs due to lower wood fiber supplies and extend the slump in demand for our wood products; and (v) financial distress or insolvency for certain customers which could affect our sales volumes or our ability to collect accounts receivable on a timely basis from those customers.

Increased competition over, and customer demands for, certain products could have an adverse effect on our financial results.

Our consumer products compete with well-known, branded products, as well as other private label products. Inherent risks in our competitive strategy include whether our products will receive direct and retail customer acceptance, new product offerings by competitors, the effects of consolidation within retailer and distribution channels, and price competition from companies that may have greater financial resources than we do. In addition, some of our private label competitors have built or announced plans to build new papermaking facilities that will produce TAD paper that is then converted to produce high-end consumer products that compete with high-end branded products. Our Consumer Products paper machines in Idaho do not produce TAD paper, and we currently do not produce TAD bathroom tissue. If we are unable to offer our existing customers, or new customers, comparable consumer products and in sufficient quantities, we may lose business, not be able to grow our existing business and be forced to sell lower-margin products, all of which could negatively affect our financial condition and results of operations.

We have in the past and may in the future experience changes in demand for our products. Our ability to compete successfully depends on our ability to adjust to increases and decreases in demand. If we are unable to implement our business strategies to respond to changes in demand, we may need to limit deliveries of some orders for existing customers, which could harm our reputation and our long-term relationships with these customers. Alternatively, if we experience a decrease in demand for certain products, we may incur significant costs in revising our manufacturing plan. If we are not able to respond to changes in demand for our products in a timely manner, our financial position and results of operations may be adversely affected.

The cost of energy and chemicals needed for our manufacturing processes significantly affects our business.

Our manufacturing operations utilize large amounts of electricity and natural gas. Energy costs were 9% of our cost of sales in 2009 or $96.2 million. Energy prices have fluctuated widely over the past decade, which in turn affects our cost of sales. For example, our energy expenses were 15% lower in 2009 than in 2008. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, government regulation, geopolitical events and natural disasters. To help mitigate the exposure to market risk for changes in natural gas commodity pricing, we use firm-price contracts to supply a portion of our natural gas requirements, and have taken steps to reduce our energy usage through conservation and increasing our internal energy production at our Lewiston, Idaho cogeneration facility. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.

Any significant energy shortage or significant increase in our energy costs in circumstances where we cannot raise the price of our products could have a material adverse effect on our business, financial condition and results of operations. Any disruption in the supply of energy could also affect our ability to meet customer demand in a timely manner and could harm our reputation.

We also use a variety of chemicals in our manufacturing processes, including latex and polyethylene, many of which are petroleum-based chemicals. For example, our chemical prices were approximately 14% lower in 2009 compared to 2008. Prices for these chemicals have been and are expected to remain volatile. In addition, chemical suppliers that use petroleum-based products in the manufacturing of their chemicals may, due to supply shortages and cost increases, ration the amount of chemicals available to us, and therefore we may not be able to obtain at favorable prices the chemicals we need to operate our business, if we are able to obtain them at all. Finally, certain specialty chemicals that we purchase are available only from a small number of suppliers. If any of these suppliers were to cease operations or cease doing business with us, we may be unable to obtain such chemicals at favorable prices, if at all.

Cyclical industry conditions have in the past affected and may continue to adversely affect the operating results and cash flow of our Pulp and Paperboard business.

Our Pulp and Paperboard business is particularly subject to cyclical market conditions. We may be unable to sustain pricing in the face of weaker demand, and weaker demand may in turn cause us to take production downtime. In addition to lost revenue from lower shipment volumes, production downtime causes unabsorbed fixed manufacturing costs due to lower production levels. Our results of operations and cash flows may be materially affected in a period of prolonged and significant market weakness. We are not able to predict market conditions or our ability to sustain pricing and production levels during periods of weak demand.

The loss of, or a significant reduction in, orders from any of our large customers could adversely affect our operating results and financial condition.

In 2009, our Consumer Products segment derived approximately 60% of its net sales, and the company derived approximately 27% of total net sales, from three customers. Sales to these three customers have represented nearly 60% of segment net sales in each of the last three fiscal years. Our Pulp and Paperboard segment sells its products to a large number of customers, although certain customers have historically purchased a significant amount of our pulp or paperboard products. We do not have long-term contracts with any of our customers that ensure a continuing level of business from them. In addition, our agreements with our customers are not exclusive and generally do not contain minimum volume purchase commitments.

Our relationships with our large customers depend on our ability to continue to meet their needs for quality products at competitive prices. If we lose one of these customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed. In addition, our focus on these large accounts could affect our ability to serve our smaller accounts, particularly when product supply is tight and we are not able to fully satisfy orders for these smaller accounts.

Significant competition could prevent us from increasing or sustaining our net sales and profitability.

The markets for our products are highly competitive, and companies that have substantially greater financial resources than we do compete with us in each market. Some of our competitors have advantages over us, including lower raw material and labor costs.

Our Consumer Products business faces competition from companies that produce the same type of products that we produce or that produce alternative products that customers may use instead of our products. Our Consumer Products business competes with the branded tissue products producers, such as Procter & Gamble, and branded label producers who manufacture branded and private label products, such as Georgia-Pacific and Kimberly-Clark. These companies are far larger than us, have much greater sales, marketing and research and development resources than we do, and enjoy significant cost advantages due to economies of scale. Historically, branded tissue producers have not produced private label tissue products. The greater scope and scale of operations enjoyed at major branded tissue producers would allow them to produce private label tissue at lower costs than we incur. Because of their size and resources, these companies may foresee market trends more accurately than we do and develop new technologies that render our products less attractive or obsolete.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	11

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

We benefited greatly in 2009 from a tax credit that has expired and there are uncertainties related to refundable tax credits that we have received.

We are registered with the Internal Revenue Service, or IRS, as an alternative fuel mixer and have received refundable tax credit payments in connection with our use of “black liquor,” a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. In 2009, we recorded income of $170.6 million related to the alternative fuel mixture tax credit.

There is relatively little guidance regarding the alternative fuel mixture tax credit and the law governing the issue is complex. Accordingly, there can be no assurance that we were qualified to receive the tax credit in 2009, or whether we will be entitled to retain the amounts we received upon further review by the IRS. In addition, while it is our position that payments received or credits taken in relation to the alternative fuel mixture tax credit should not be subject to corporate income tax, there can be no assurance as to whether or not the amounts we have received will be subject to taxation.

Increases in our transportation costs or disruptions in our transportation services could have a material adverse effect on our business.

Our business, primarily our Consumer Products business, is dependent on transportation services to transport our products to our customers and deliver raw materials to us. In 2009, transportation costs for our business were 10% of our cost of sales. The costs of these transportation services are affected by the volatility in fuel prices. We have not been in the past and may not in the future be able to pass along part or all of any fuel price increases to our customers. If we are unable to increase our prices to respond to increased fuel costs charged to us by our transportation providers, our gross margins may be materially adversely affected.

If any of our transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition and results of operations.

We are subject to significant environmental regulation and environmental compliance expenditures, which could increase our costs and subject us to liabilities.

We are subject to various federal, state and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. We are required to comply with environmental laws and the terms and conditions of multiple environmental permits. Failure to comply with these laws and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to take corrective measures, install pollution control equipment, or take other remedial actions, product recalls or labeling changes. We also may be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, conduct or have conducted operations at properties, or have assumed indemnity obligations in connection with our spin-off from Potlatch for properties or operations, where hazardous materials have been or were used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to environmental laws that impose liability for historical releases of hazardous substances. There can be no assurance that future environmental permits will be granted or that we will be able to maintain and renew the permits we currently hold, and failure to do so could have a material adverse effect on our results of operations and financial condition.

Our business and financial performance may be harmed by future labor disruptions.

Approximately 63% of our full-time employees are represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. Any failure to reach an agreement with one of the unions may result in strikes, lockouts or other labor actions. Any such labor actions, including work slowdowns or stoppages, could have a material adverse effect on our operations and financial results.

We regularly incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may harm our operating performance.

We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our pulp and paperboard facilities require periodic shutdowns to perform major maintenance. These scheduled shutdowns of our facilities result in decreased sales and increased costs in the periods in which the shutdown occurs.

Unexpected production disruptions could also cause us to shut down any of our facilities. Those disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism and changes in or non-compliance with environmental or safety laws. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition and results of operations.

Our Wood Products business is highly sensitive to downturns in the housing market.

Our Wood Products business is a commodity business, which is closely tied to the demand for, and supply of, housing. The home building industry is influenced by numerous factors, including economic changes nationally and locally, mortgage and other interest rates, consumer confidence, job formation, demographic trends, tax incentives, and the availability of credit. The current depressed conditions in the housing market resulting from, among other factors, excess unsold home inventory levels and lack of availability of credit for lenders, builders and homebuyers, have materially adversely affected our Wood Products segment. A continuing and prolonged downturn in the housing market could have a significant adverse effect on the future results of operations of our Wood Products segment.

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing cash available for our business.

We have company-sponsored pension plans covering our salaried and hourly employees. The significant decline in the securities markets in 2008 and resulting substantial decline in the value of equity and fixed income investments held by the plans caused these pension plans to be underfunded because our projected

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	13

benefit obligation exceeds the aggregate fair value of plan assets. We are required to make cash contributions to our qualified pension plans for 2009 and 2010 (approximately $3.9 million plus interest payable by September 2010 and approximately $8.5 million plus interest payable by September 2011) and we may be required to make increased annual contributions to our pension plans in future years, which would reduce the cash available for business and other needs.

Our pension and health care costs are subject to numerous factors which could cause these costs to change.

In addition to our pension plans, we provide retiree health care benefits to certain of our current and former U.S. salaried and hourly employees. Our retiree health care costs vary with changes in health care costs generally, which have significantly exceeded general economic inflation rates for many years. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase pension costs. Significant changes in any of these factors may adversely impact our cash flows, financial conditions and results of operations.

We rely on information technology in critical areas of our operations, and a disruption relating to such technology could harm our financial condition.

We use information technology systems in various aspects of our operations, including enterprise resource planning, management of inventories and customer sales. Some of these systems have been in place for long periods of time. If one of these systems was to fail, or we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our results of operations and financial condition. In addition, we may underestimate the costs and expenses of developing and implementing new systems.

If our spin-off from Potlatch is determined to be taxable for U.S. federal income tax purposes, we, and our stockholders, could incur significant U.S. federal income tax liabilities.

Potlatch received a private letter ruling from the IRS that its spin-off of our company qualifies for tax-free treatment under applicable sections of the Internal Revenue Code. In addition, Potlatch received an opinion from tax counsel that the spin-off so qualifies. The IRS ruling and the opinion relied on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and neither the IRS ruling nor the opinion would be valid if such representations, assumptions and undertakings were incorrect. Moreover, the IRS private letter ruling does not address all of the issues that are relevant to determining whether the spin-off qualifies for tax-free treatment. Notwithstanding the IRS private letter ruling and opinion, the IRS could determine that the spin-off should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling.

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

Certain provisions of our certificate of incorporation and bylaws and Delaware law may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.

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

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. We are also subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with a significant stockholder unless specific conditions are met.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

FACILITIES

Idaho. Our Consumer Products, Pulp and Paperboard and Wood Products segments share an 880 acre site in Lewiston, Idaho owned by us.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	15

Our Consumer Products segment operates three dedicated conventional tissue machines at the site that started in 1963. These machines operate 24 hours a day, 7 days a week. The facility has 475,000 square feet of warehouse space for finished goods, raw materials and parent rolls.

Our Pulp and Paperboard segment built a mill at the Idaho site in 1950, which underwent pulp and utilities rebuilds throughout the 1980s and early 1990s. Excess pulp produced at this mill is either transferred to our Consumer Products facility in the form of slush pulp for use in the production of tissue products or is dried and sold as baled pulp on the open market and to the Consumer Products segment.

Our Wood Products segment built its Lewiston, Idaho lumber mill in 1927, which has undergone a series of rebuilds and other capital improvements since that time.

Arkansas. Our Pulp and Paperboard segment constructed its mill in Cypress Bend, Arkansas in 1977, making it the newest SBS mill in North America.

Nevada. Our Consumer Products segment established its Las Vegas, Nevada, facility to service the Southwestern United States. The first phase of the Nevada facility was completed in 1994. The initial construction included the current converting facility and 100,000 square feet of finished goods storage. In 2004, the TAD paper machine began operation in Nevada. The Nevada facility operates 24 hours a day, 7 days a week. The Nevada facility also has two warehouses with over 500,000 square feet of space for finished goods, raw materials and parent rolls. One of the warehouses is leased and has rail access.

Illinois. Our Consumer Products facility in Elwood, Illinois is leased. From this site we convert parent rolls to finished tissue products and distribute these products primarily for customers in the Midwestern and Eastern United States. The Illinois facility opened in 2004 and operates 24 hours a day, 7 days a week. This facility also has a leased warehouse with 400,000 square feet of space for finished goods, raw materials and parent rolls.

Other. Our Consumer Products segment utilizes third party distribution centers on an as needed basis. We currently store and ship product from Fort Worth, Texas; Tracy, California; McDonough, Georgia and Calgary, Alberta Canada.

Our principal manufacturing facilities at December 31, 2009, together with their respective 2009 annual capacities and production, are as follows:

	CAPACITY		PRODUCTION
CONSUMER PRODUCTS
Tissue Mills:
Idaho	189,000 tons		188,000 tons
Nevada	36,000 tons		35,000 tons
Tissue Converting Facilities:
Idaho	102,000 tons		101,000 tons
IllinoisA	61,000 tons		59,000 tons
Nevada	50,000 tons		49,000 tons

PULP AND PAPERBOARD
Pulp Mills:
Arkansas	305,000 tons		288,000 tons
Idaho	540,000 tons		499,000 tons
Bleached Paperboard Mills:
Arkansas	330,000 tons		317,000 tons
Idaho	435,000 tons		418,000 tons

WOOD PRODUCTS
Sawmill:
Idaho	205,000 mbf	B	171,000 mbf	B

A

The building located at this facility is leased by Clearwater Paper, and the operating equipment located within the building is owned by Clearwater Paper. All of the other sites and facilities listed in the table are owned by us.

B	mbf stands for thousand board feet.

ITEM 3.	Legal Proceedings

We believe there is no pending litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	17

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET FOR OUR COMMON STOCK

Our common stock is traded on the New York Stock Exchange. Our spin-off from Potlatch Corporation was completed on December 16, 2008. A limited market, commonly known as a “when-issued” trading market, began shortly before the record date for the spin-off, and “regular way” trading of our common stock began on the first trading day after the spin-off. The following table sets forth, for each period indicated, the high and low sales prices of our common stock during our two most recent years.

	Common Stock Price
	High	Low
Year Ended December 31, 2009
Fourth Quarter	$59.90	$37.35
Third Quarter	$51.20	$25.00
Second Quarter	$27.25	$7.27
First Quarter	$13.00	$5.93
Year Ended December 31, 2008
Fourth Quarter (since December 5, 2008)	$23.00	$6.95

HOLDERS

On February 12, 2010, the last reported sale price for our common stock on the New York Stock Exchange was $51.32 per share. As of February 12, 2010, there were approximately 1,232 registered holders of our common stock.

DIVIDENDS

We have not paid any dividends since the spin-off and do not anticipate paying a cash dividend in 2010. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and stockholders. The declaration and amount of any dividends, however, will be determined by our board of directors and will depend on our earnings, our compliance with the terms of our notes and revolving credit facility that contain certain restrictions on our ability to pay dividends, and any other factors that our board of directors believes are relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

ISSUER PURCHASES OF EQUITY SECURITIES

There are currently no authorized repurchase programs in effect under which we may repurchase shares of our outstanding stock.

ITEM 6.	Selected Financial Data

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

Except for the period from December 16, 2008, through December 31, 2009, when we operated as and were accounted for as a separate public company, our results of operations and financial condition reflected in the table below cover periods prior to the spin-off and related transactions. The historical financial and other data were prepared on a combined basis from Potlatch’s consolidated financial statements using the historical results of operations and basis of the assets and liabilities of Potlatch’s Consumer Products and Pulp and Paperboard businesses and its Wood Products operations at Lewiston, Idaho, and give effect to allocations of expenses from Potlatch. The statement of operations data for the year ended December 31, 2005 and the statement of financial position data as of December 31, 2006 and 2005 are unaudited. All other data has been derived from our audited financial statements. Our historical financial and other data is not necessarily indicative of our future performance nor do they necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity prior to December 16, 2008.

(In thousands—except earnings per share amounts)

	2009	2008	2007	2006	2005
Net sales	$1,250,069	$1,255,309	$1,183,032	$1,116,921	$992,772
Earnings (loss) before interest, debt retirement costs and income taxes	297,440	28,484	52,407	46,263	(2,251)
Net earnings (loss)	182,464	9,743	25,334	20,863	(8,710)
Working capital	452,583	14,022	128,548	166,871	186,675
Note payable to Potlatch	—	100,000	100,000	100,000	100,000
Stockholders’ equity/Potlatch’s net investment	363,736	180,989	268,032	328,772	423,951
Capital expenditures	19,328	21,306	20,531	27,505	43,412
Land, plant and equipment, net	364,024	389,867	413,072	441,356	469,146
Total assets	947,463	683,266	697,953	741,011	821,620
Basic net earnings (loss) per common share	$16.06	$0.86	$2.23	$1.84	$(0.77)
Basic average common shares outstanding	11,360	11,355	11,355	11,355	11,355
Diluted net earnings (loss) per common share	$15.50	$0.86	$2.23	$1.84	$(0.77)
Diluted average common shares outstanding	11,770	11,355	11,355	11,355	11,355

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements and notes thereto that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report.

OVERVIEW

We were a subsidiary of Potlatch Corporation, which we refer to as Potlatch, until our spin-off on December 16, 2008. Unless the context otherwise requires or unless otherwise indicated, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “our company” and “us” refer:

¡	for all periods prior to the spin-off, to the Consumer Products, Pulp and Paperboard and Wood Products businesses separated from Potlatch in the spin-off; and

¡	for all periods following the spin-off, to Clearwater Paper Corporation.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	19

Business

Clearwater Paper Corporation is a leading producer of private label tissue and paperboard products. Our products are primarily pulp-based and manufactured in the United States. Our private label tissue products are sold in grocery stores in the United States, and our market bleached paperboard is sold in the high-end segment of the packaging industry. We also manufacture wood products, including appearance grade cedar and dimensional framing lumber products. We are vertically integrated and produce a significant amount of the pulp required in our tissue and paperboard businesses.

As of December 31, 2009, our business was organized into three reporting segments:

¡

Our Consumer Products segment manufactures tissue products sold on a private label basis primarily to major grocery store chains. We operate two tissue mills with related converting facilities in Idaho and Nevada, and an additional converting facility located in Illinois. The segment’s net sales were $554.0 million in 2009, representing approximately 43% of our net sales, before elimination of intersegment net sales. Intersegment net sales were $0.1 million in 2009.

¡

Our Pulp and Paperboard segment manufactures bleached paperboard and bleached softwood pulp. We operate two pulp and paperboard mills, one located in Arkansas and one in Idaho. Most of our pulp production is used in the manufacture of our paperboard products or transferred to our Consumer Products segment for use in the production of tissue products. The segment’s net sales were $686.8 million in 2009, representing approximately 52% of our net sales, before elimination of intersegment net sales. Intersegment net sales, consisting of the sale of pulp to our Consumer Products segment, were $53.4 million in 2009.

¡

Our Wood Products segment produces dimensional framing lumber and appearance grade cedar products for the building products market at a mill located in Idaho. The Wood Products segment’s net sales were $70.3 million in 2009, representing approximately 5% of our net sales, before elimination of intersegment net sales. Intersegment net sales, consisting primarily of sales of residual wood fiber used in our pulp-making operations, were $7.6 million in 2009.

Recent Development

Announced Expansion Plans

The company announced on February 18, 2010, our intention to build a tissue converting facility in the Southeastern United States as part of our plans to expand our Consumer Products segment business. This site is expected to have two initial converting lines, producing both conventional and TAD tissue products, and is expected to cost approximately $30 million to build, and is anticipated to be completed in the second quarter of 2011. Our expectation is that approximately 40% of the project cost will be incurred in 2010 and the remainder in the first half of 2011.

Simultaneous with the commencement of the construction of the converting facility, the company intends to continue our evaluation of the construction of a TAD paper machine and additional converting lines at the same facility site. The paper machine under consideration would be a high capacity machine that is able to produce approximately 70,000 tons annually, or the equivalent of approximately 10 million cases. This type of machine typically takes about two years to build and generally costs over $120 million (excluding land and building costs). Associated with the TAD paper machine, we would plan to add five additional converting lines at a total expected cost of approximately $40 million.

Highlights

Alternative Fuel Mixture Tax Credit

We are registered with the Internal Revenue Service, or IRS, as an alternative fuel mixer and have received refundable tax credit payments in connection with our use of “black liquor,” a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. The alternative fuel mixture tax credit expired on December 31, 2009.

For 2009, we recorded income of $170.6 million in our financial statements related to the alternative fuel mixture tax credit. Through December 31, 2009 we had received payments of $87.4 million related to the alternative fuel mixture tax credit. Subsequent to December 31, 2009, we have received an additional $19.4 million of cash related to the alternative fuel mixture tax credits earned in 2009.

Beginning in the third quarter of 2009, we elected not to continue our prior practice of making periodic requests for payments related to the alternative fuel mixture tax credit and instead elected to claim the credit on our 2009 income tax return. The amount of credit we recorded since this change that we will claim on our 2009 income tax return is $83.2 million and is included in “Taxes receivable” on our Balance Sheet.

We believe there is a reasonable basis to exclude the $170.6 million of alternative fuel mixture tax credits recorded in 2009 from taxable income. However, in accordance with guidance relating to accounting for uncertainty in income taxes, we have established a liability of $66.4 million at December 31, 2009, which is classified as non-current “Accrued taxes” on our Balance Sheet.

Liquidity

As a result of funds from operations and funds from the receipt of alternative fuel mixture tax credits, our balance sheet and liquidity are currently in a strong position. At December 31, 2009, we had $190.8 million of cash and short-term investments. This puts us at a net debt-free position, which we believe will enhance our ability to pursue growth opportunities.

Components and Trends in our Business

Our operating results have been and will continue to be influenced by a variety of factors, including the cyclical nature of the pulp and paperboard industry, competition, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses such as for wood fiber and energy, and other factors.

Net Sales

Prices for our consumer tissue products primarily tend to follow the prices of branded tissue products, although we set our prices based on the best interests of our customer and our company. Demand and pricing for our pulp and paperboard products is largely determined by general global market conditions. Paperboard prices were relatively stable in 2009 compared to prior years, while market conditions for pulp, although still weak, improved slightly from early 2009. Demand for our wood products is largely related to the U.S. housing market, which continues to be in a prolonged downturn.

Our businesses experience cyclical market conditions and, as a result, historical prices for our products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industries in which we operate is influenced primarily by fluctuations in available manufacturing capacity. Capacity in these industries tends to increase during periods when prices remain strong. In addition, currency exchange rates affect U.S. supplies of paperboard, as non-U.S. manufacturers are attracted to the U.S. market when the dollar is relatively strong. Our paperboard business, through exports, has benefited significantly from weakness in the U.S. dollar over the past few years.

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

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. In addition, our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors have lower production costs and, as a result, these competitors may be less adversely affected than we are by price decreases.

Net sales consist of sales of consumer tissue, pulp and paperboard and wood products, net of discounts, returns and allowances and any sales taxes collected. Sales taxes, when collected, are recorded as a current liability until remitted to the appropriate governmental entities.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	21

Operating Expenses

Other than labor and maintenance costs, our principal operating expense items are wood fiber, energy, chemicals and transportation. Prices for these items are volatile and directly affect our results of operations. Input costs for several of our larger cost elements, mainly wood fiber, transportation, energy and chemicals, decreased significantly in 2009 compared to 2008 largely in relation to the overall state of the U.S. and global economies. As economic conditions improve, we expect at least some upward pressure on these costs. Competitive market conditions can limit our ability to pass cost increases through to our customers.

Wood fiber. Our most significant operating expense is the cost of wood fiber needed to supply our manufacturing facilities. In 2009, fiber costs totaled $330.9 million, or 30% of our cost of sales. Both wood chips and sawdust are used in the process of making pulp. We rely on residual wood fibers, such as wood chips and sawdust generated by lumber mill operations and wood chips specifically produced for us by contract wood chipping operations. Prices for this wood fiber can fluctuate greatly. Our average production cost for wood chips and sawdust was approximately $178 per ton in 2009, a decrease of 12% over the approximately $203 per ton in 2008. Overall lumber production in Idaho increased in 2009 compared to 2008 creating more residual chips and sawdust and decreasing the dependency on higher priced whole log chips. In 2009, we acquired a significant portion of our wood fiber requirements from Potlatch, with the remainder purchased from third parties pursuant to short-term contracts and in the spot market. In connection with the spin-off in late 2008, we entered into fiber supply agreements with Potlatch for our Idaho pulp facility, which will likely cover volumes of wood fiber similar to what we acquired from Potlatch in 2009 and will continue through 2011. These agreements will employ a substantially similar market pricing methodology as reflected in our historical financial statements.

Maintenance and repairs. We regularly incur significant expenses to maintain our manufacturing equipment. Maintenance and repair costs totaled $96.9 million, or 9% of our cost of sales in 2009. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In 2009, equipment maintenance and repair expenses, including labor, were $22.1 million in our Consumer Products segment, $70.1 million in our Pulp and Paperboard segment and $4.7 million in our Wood Products segment.

Major equipment maintenance and repair in our Pulp and Paperboard segment also requires maintenance shutdowns generally lasting up to one week per year at our Idaho facility and up to one week approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the maintenance shutdowns occur. Periodically, major equipment shutdowns extend beyond one week in duration for large scale maintenance, such as extensive boiler repairs. Major maintenance and repair expense for 2010 is expected to be approximately $20-25 million, with more than 80% of these costs being incurred in the first quarter, as a result of the rescheduling of maintenance work from 2009.

In addition to ongoing maintenance and repair expenses, we make capital expenditures to increase our operating efficiency and to comply with environmental laws. In 2009, we spent $19.3 million on capital expenditures. Our estimated capital expenditures for 2010 are expected to be between $40 million and $45 million, including an estimated $12.0 million for our Southeastern United States expansion.

Energy. Energy is another significant manufacturing expense. We use energy in the form of electricity, hog fuel, steam and natural gas. Our expenses for energy used in our manufacturing processes were 9% of our cost of sales or $96.2 million in 2009. Energy prices have fluctuated widely over the past decade. In 2009 we experienced lower costs than in 2008. We have taken steps to reduce our exposure to volatile energy prices through conservation and by increasing our internal electrical production at our cogeneration facility that produces steam and electricity in Idaho. In addition, to help mitigate our exposure to changes in natural gas prices, we have used firm-price contracts to supply a portion of our natural gas requirements. As of December 31, 2009, these contracts covered approximately 12% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for 2010. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.

Chemicals. We consume a significant amount of chemicals in the production of pulp and paperboard. Important chemicals we use include polyethylene, starch, sodium chlorate, caustic, latex and specialty process paper chemicals. Our chemical costs totaled $123.2 million in 2009 or 11% of our cost of sales. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. However, many of these contracts have pricing mechanisms that adjust with published price indices.

Transportation. Petroleum prices also impact our operating results. High fuel prices result in increased transportation costs related to delivery of raw materials to our manufacturing facilities and for the delivery of our finished products to customers. Increasing fuel prices particularly affect our Consumer Products margins because we supply customers throughout the United States from our tissue mills in Idaho and Nevada, and we transport bulk, unconverted jumbo tissue rolls, or parent rolls, from our tissue mills in the Western U.S. to our Illinois tissue converting facility. Transportation costs for our Consumer Products segment were $59.1 million in 2009. Our total transportation costs were $116.8 million or 10% of our cost of sales for 2009. In addition, many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are indirectly impacted by petroleum prices.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $71.1 million primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. We expect our selling, general and administrative costs to fluctuate as we continue to properly staff our administrative functions and implement additional cost controls and procedures.

Interest expense.

Interest expense in 2009 primarily includes interest on the $100.0 million note payable to Potlatch in connection with our spin-off, prior to the satisfaction of that obligation in June 2009, as well as interest associated with $150.0 million of senior notes issued by us in June 2009 and with our revolving credit facility. We expect quarterly interest expense in 2010 to remain relatively consistent with the amounts recorded in the fourth quarter of 2009 unless we modify our debt structure.

Income taxes.

Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and enacted tax rates. In 2009, our effective rate was 33.8%.

CRITICAL ACCOUNTING ESTIMATES

Our accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of net sales, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded periodically based on updated information. Our significant accounting policies are discussed in Note 2 of our financial statements in Item 8.

Long-lived assets. A significant portion of our total assets are invested in our manufacturing facilities. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with guidance provided by the Financial Accounting Standards Board, or FASB, regarding impairment or disposal of long-lived assets. This guidance requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	23

We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs, including net sales, costs and capital spending, are subject to frequent change for many different reasons. Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions, and operations are reviewed, as appropriate, for impairment using the most current data available.

We believe we have adequate support for the carrying value of all of our assets based on anticipated cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures.

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

Note 9 to our financial statements includes information for the three years ended December 31, 2009, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2009 and 2008.

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates. At December 31, 2009, we calculated obligations using a 5.75% discount rate. The discount rates used at December 31, 2008 and 2007 were 6.15% and 6.40%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. Over the past 32 years, the period the pension assets have been actively managed, the actual average annual return on pension plan assets has been approximately 12%, as of December 31, 2009.

Total periodic pension plan expense in 2009 was $10.8 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.8 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan expense by approximately $0.6 million. The actual rates of return on plan assets may vary significantly from the assumptions used because of unanticipated changes in financial markets.

Our company-sponsored pension plans were underfunded by $95.9 million at December 31, 2009 and $91.2 million at December 31, 2008. As a result, we will make contributions of approximately $3.9 million (plus interest) to our qualified pension plans for the 2009 tax year. Although related to the 2009 tax year, payment of these contributions is not required until September 2010. We expect our required contributions to be approximately $8.5 million (plus interest) to our qualified pension plans for the 2010 tax year, payable by September 2011. In addition, we estimate contributions will total approximately $0.2 million in 2010 to our non-qualified pension plan. We do not anticipate funding our OPEB plans in 2010 except to pay benefit costs as incurred during the year by plan participants.

For our OPEB plans, expense for 2009 was $10.9 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 5.75%, 6.15% and 6.40% at December 31, 2009, 2008 and 2007, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense was 7.50% in 2009, grading to 5.00% over approximately 60 years.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.5 million. A 1% change in the assumption for health care cost trend rates would have affected 2009 plan expense by approximately $0.8 to $1.0 million and the total postretirement employee obligation by approximately $12.4 to $14.6 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2009 and 2008, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.

Income taxes. The conclusion that deferred tax assets are realizable is subject to certain assessments, projections and judgments made by management. In assessing whether deferred tax assets are realizable, the standard we use is whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and amounts of taxable income we would have generated historically if we had been a stand-alone company in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code.

Based on existing deferred tax liabilities and projected taxable income over the periods for which the deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of these future deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The company has tax jurisdictions located in many areas of the United States and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of the company’s financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters and applies the guidance pursuant to uncertain tax positions which employs a more likely than not criteria approach for recording tax benefits related to uncertain tax positions. While actual results could vary, in management’s judgment, the company has adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

RESULTS OF OPERATIONS

Except for the period from December 16, 2008, through December 31, 2009, when we operated as and were accounted for as a separate public company, our results of operations and financial condition discussed below cover periods prior to the spin-off and related transactions. The historical financial and other data were prepared on a combined basis from Potlatch’s consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Potlatch’s Consumer Products and Pulp and Paperboard segments and its Wood Products operations at Lewiston, Idaho, and give effect to allocations of expenses from Potlatch. Our historical financial and other data is not necessarily indicative of our future performance, nor do they necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity prior to the spin-off.

At December 31, 2009, our business was organized into three reporting segments: Consumer Products, Pulp and Paperboard, and Wood Products. Sales or transfers between segments are recorded as intersegment net sales based on prevailing market prices.

In the period-to-period discussion of our results of operations below, when we discuss our net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment net sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are presented before elimination of intersegment net sales.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	25

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

The following table sets forth year-to-year changes in items included in our Statements of Operations for the years ended December 31, 2009 and 2008.

	YEARS ENDED DECEMBER 31,
(In thousands)	2009	2008	Change
Net sales	$1,250,069	$1,255,309	$(5,240)
Costs and expenses:
Cost of sales	1,052,151	1,179,397	(127,246)
Selling, general and administrative expenses	71,125	47,428	23,697

	1,123,276	1,226,825	(103,549)

Alternative fuel mixture tax credit	170,647	—	170,647

Earnings before interest, debt retirement costs and income taxes	297,440	28,484	268,956
Interest expense, net	(15,505)	(13,147)	(2,358)
Debt retirement costs	(6,250)	—	(6,250)

Earnings before income taxes	275,685	15,337	260,348
Income tax provision	93,221	5,594	87,627

Net earnings	$182,464	$9,743	$172,721

Net sales—Total net sales decreased $5.2 million, or nearly 1%, in 2009 compared to 2008, primarily due to a 6% decrease in Pulp and Paperboard net sales and a 20% decrease in Wood Products net sales, mostly offset by an increase of 10% in Consumer Products net sales. As discussed in detail below under Discussion of Business Segments, the decrease in net sales was driven by lower volumes for our paperboard products which were partially offset by modest price increases. Our lumber and pulp shipments to external parties increased in 2009 but were more than offset by lower prices. Our Consumer Products volumes and prices were both up 5% from 2008.

Cost of sales—Cost of sales was 84% and 94% of net sales, respectively, for the years ended December 31, 2009 and 2008. The decrease of $127.2 million, or 11%, from 2008 to 2009 was primarily due to two factors. Wood fiber costs dropped overall as the price of logs declined significantly due to the poor housing market. Petroleum costs and petroleum based product costs also declined due to the general economic decline, which resulted in lower natural gas prices, lower transportation costs and a reduction in the costs of petroleum based chemicals used in our production processes.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $23.7 million in 2009 compared to 2008. The increase was primarily due to higher annual incentive-based compensation related expenses and the costs associated with additional director fees recorded in 2009 as a result of an increase in the value of equity based awards. The increase is also due to additional corporate administration expenses associated with being a new, independent, publicly traded company, such as audit fees, relocation costs and consulting costs associated with hiring new executives and the consolidation of our corporate functions in a new headquarters. Selling, general and administrative expenses for 2008 were favorably affected by approximately $2.0 million of income from legal settlements.

Alternative fuel mixture tax credit—In 2009, we recorded $170.6 million of pre-tax income related to the alternative fuel mixture tax credit for the period from late January 2009 through December 2009.

Interest expense, net—Interest expense, net increased $2.4 million, or 18% in 2009 compared to 2008. Interest expense on the note payable to Potlatch was $5.2 million in 2009, compared to $13.0 million in 2008. As discussed previously, in June 2009 we issued $150.0 million of senior notes and used a portion of the proceeds to satisfy our $100.0 million note payable obligation to Potlatch. Interest expense on the $150.0 million senior notes was $9.3 million in 2009. In 2009, we also incurred approximately $1.3 million of interest expense related to our credit facility. Partially offsetting the interest expense was $0.3 million in interest income we recorded in 2009.

Debt retirement costs—We recorded approximately $6.3 million of expenses in 2009 associated with the retirement of our $100.0 million note payable obligation to Potlatch. The $100.0 million note payable represented the principal amount of credit sensitive debentures originally issued by an affiliate of Potlatch. Prior to our spin-off, we agreed to retain the obligation to pay all amounts due to the holders of these debentures. The $6.3 million expense represented the remaining interest obligation due to holders of the debentures on December 1, 2009, the maturity date of the credit sensitive debentures.

Income tax provision—Our income tax provision increased $87.6 million in 2009 compared to 2008, primarily due to increased operating earnings. The recognition of federal renewable energy tax credits of $9.9 million partially offset the higher income tax provision. Excluding the renewable energy tax credits, the effective tax rate was 37.4% for 2009, compared to an effective tax rate of 36.5% for 2008. The tax provision for 2008 was calculated primarily on a “carve-out” accounting basis since our businesses were part of Potlatch for the majority of that period, whereas the 2009 tax provision is reflective of the company’s operations and tax attributes as a stand-alone entity.

DISCUSSION OF BUSINESS SEGMENTS

	YEARS ENDED DECEMBER 31,
(In thousands)	2009	2008	Change
Segment net sales:
Consumer Products	$554,034	$504,597	$49,437

Pulp and Paperboard:
Paperboard	612,787	644,436	(31,649)
Pulp	73,946	92,304	(18,358)
Other	100	844	(744)

	686,833	737,584	(50,751)
Wood Products	70,319	89,014	(18,695)

	1,311,186	1,331,195	(20,009)
Elimination of intersegment net sales	(61,117)	(75,886)	14,769

Total segment net sales	$1,250,069	$1,255,309	$(5,240)

Operating income (loss):
Consumer Products	$122,117	$37,321	$84,796
percent of segment net sales before eliminations	22%	7%
Pulp and Paperboard	210,236	18,916	191,320
percent of segment net sales before eliminations	31%	3%
Wood Products	(18,342)	(14,479)	(3,863)
percent of segment net sales before eliminations	N/A	N/A

	314,011	41,758	272,253
Corporate and eliminations	(16,571)	(13,274)	(3,297)

Total earnings before interest, debt retirement costs and income taxes	$297,440	$28,484	$268,956

Net sales for our Consumer Products segment increased $49.4 million, or 10%, in 2009 from 2008. Operating income for the segment increased $84.8 million, or 227%, in 2009 compared to 2008, primarily due to approximately $24.8 million in higher net selling prices and approximately $24.6 million related to increased shipments. The higher net selling prices were driven by the increased sales of premium and ultra quality tissue products. Segment expenses decreased $35.3 million in 2009. The decrease was primarily the result of decreased transportation costs of approximately $14.2 million, energy costs of approximately $4.5 million, pulp costs of approximately $27.1 million and packaging costs of approximately $1.9 million. This was partially offset by increased usage of purchased paper of approximately $10.1 million and other costs due to higher volumes.

Net sales for our Pulp and Paperboard segment were $686.8 million in 2009 or 7% lower than 2008 net sales of $737.6 million. Operating income for the segment increased $191.3 million in 2009 over 2008 due

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	27

primarily to $170.6 million of pre-tax income related to the alternative fuel mixture tax credit for the period from late January 2009 through December 2009. Paperboard net sales decreased $31.6 million, or 5%, in 2009 over 2008. Lower paperboard shipments accounted for approximately $47.1 million of the net sales decrease, while higher paperboard prices offset this decrease by approximately $15.5 million. Pulp net sales were $73.9 million in 2009, compared to $92.3 million in 2008. Decreased pulp pricing accounted for virtually all of the decrease. Expenses for the segment decreased approximately $71.4 million in 2009. This decrease was primarily due to lower costs of $33.4 million for wood fiber, $20.5 million for chemicals and $12.8 million for energy. The decreased wood fiber costs were largely attributable to lower chip and sawdust prices for our Idaho pulp and paperboard operation in 2009 compared to 2008. The lower chip and sawdust prices were primarily the result of increased availability of residuals throughout 2009 as compared to 2008.

The Wood Products segment reported net sales of $70.3 million in 2009, a 21% decrease from 2008. The segment’s operating loss increased $3.9 million, or 27%, in 2009 over 2008, primarily due to a 23% decrease in net selling prices for our lumber products in 2009. Expenses for the segment decreased $14.8 million compared to 2008 expenses due primarily to lower log costs.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

The following table sets forth year-to-year changes in items included in our Statements of Operations for the years ended December 31, 2008 and 2007.

	YEARS ENDED DECEMBER 31,
(In thousands)	2008	2007	Change
Net sales	$1,255,309	$1,183,032	$72,277
Costs and expenses:
Cost of sales	1,179,397	1,083,824	95,573
Selling, general and administrative expenses	47,428	46,801	627

	1,226,825	1,130,625	96,200

Earnings before interest and income taxes	28,484	52,407	(23,923)
Interest expense, net	(13,147)	(13,000)	(147)

Earnings before income taxes	15,337	39,407	(24,070)
Income tax provision	5,594	14,073	(8,479)

Net earnings	$9,743	$25,334	$(15,591)

Net sales—Total net sales increased $72.3 million, or 6%, in 2008 compared to 2007, primarily due to a 12% increase in Consumer Products net sales and a 9% increase in Pulp and Paperboard net sales, partially offset by a 31% decrease in Wood Products net sales. As discussed in detail below under Discussion of Business Segments, the increase in net sales was driven by higher net selling prices and shipment volumes for both our consumer tissue and paperboard products. Lower lumber net selling prices and decreased lumber and pulp shipments to external customers partially offset the favorable comparisons.

Cost of sales—Cost of sales were 94% and 92% of net sales, respectively, for the years ended December 31, 2008 and 2007. The increase of $95.6 million, or 9%, in 2008 over 2007 was primarily due to increased Pulp and Paperboard and Consumer Products segment expenses of 14% and 8%, respectively. As discussed below, the increase in Consumer Products expenses was largely due to increased costs for transportation, energy, pulp and packaging supplies, as well as costs associated with increased shipment volumes, and the higher Pulp and Paperboard expenses were primarily driven by increased costs for wood fiber, chemical and energy, and increased costs associated with increased shipment volumes.

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

DISCUSSION OF BUSINESS SEGMENTS

	YEARS ENDED DECEMBER 31,
(In thousands)	2008	2007	Change
Segment net sales:
Consumer Products	$504,597	$451,972	$52,625

Pulp and Paperboard:
Paperboard	644,436	569,380	75,056
Pulp	92,304	102,606	(10,302)
Other	844	1,070	(226)

	737,584	673,056	64,528
Wood Products	89,014	121,359	(32,345)

	1,331,195	1,246,387	84,808
Elimination of intersegment net sales	(75,886)	(63,355)	(12,531)

Total segment net sales	$1,255,309	$1,183,032	$72,277

Operating income (loss):
Consumer Products	$37,321	$17,622	$19,699
percent of segment net sales before eliminations	7%	4%
Pulp and Paperboard	18,916	45,066	(26,150)
percent of segment net sales before eliminations	3%	7%
Wood Products	(14,479)	(109)	(14,370)
percent of segment net sales before eliminations	N/A	N/A

	41,758	62,579	(20,821)
Corporate and eliminations	(13,274)	(10,172)	(3,102)

Total earnings before interest and income taxes	$28,484	$52,407	$(23,923)

Operating income for our Consumer Products segment increased $19.7 million, or 112%, in 2008 from 2007. Net sales for the segment increased $52.6 million, or 12%, in 2008 compared to 2007, primarily due to approximately $38.8 million in higher net selling prices and $13.8 million related to increased shipments. The higher net sales for 2008 were due to increases in selling prices and increased sales of premium and ultra quality tissue products. Segment expenses increased $32.9 million, or 8%, in 2008 over 2007. The increase was primarily the result of increases in transportation costs of approximately $10.3 million, energy costs of approximately $5.7 million, pulp costs of approximately $5.1 million and packaging costs of approximately $5.1 million.

Operating income for our Pulp and Paperboard segment was $18.9 million in 2008 or 58% lower than 2007 operating income of $45.1 million. Net sales for the segment increased $64.5 million, or 10%, in 2008 over 2007. Paperboard net sales increased $75.1 million, or 13%, in 2008 over 2007. Higher paperboard net selling prices accounted for approximately $52.5 million of the net sales increase, while higher shipment volumes accounted for approximately $22.6 million of the increase. Pulp net sales were $92.3 million in 2008, compared to $102.6 million in 2007. Decreased shipments of pulp to external customers accounted for virtually all of the decrease, as average pulp net selling prices for 2008 were essentially unchanged from 2007. Expenses for the segment increased $90.7 million, or 14%, in 2008 over 2007. This increase was primarily due to higher costs of approximately $40.0 million for wood fiber, approximately $21.5 million for chemicals and approximately $17.3 million for energy. The increased wood fiber costs were largely attributable to higher chip and sawdust prices for our Idaho pulp and paperboard operation in 2008 compared to 2007. The high chip and sawdust prices were primarily the result of continued reduced supplies throughout 2008 due to the closure of a number of sawmills located in the Western United States.

The Wood Products segment reported an operating loss of $14.5 million, a significantly higher loss than the $0.1 million loss for 2007. Net sales for the segment decreased $32.3 million, or 27%, in 2008 over 2007,

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	29

primarily due to an 18% decrease in shipments and a 16% decrease in net selling prices for our lumber products in 2008. In 2008, we took seven weeks of downtime at our Lewiston, Idaho lumber mill. Expenses for the segment were $103.5 million, a 15% decrease compared to 2007 expenses due primarily to lower costs associated with decreased sales volumes and lower log costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the years ended December 31, 2009, 2008 and 2007.

Cash Flows Summary

	YEARS ENDED DECEMBER 31,
(In thousands)	2009	2008	2007
Net cash provided by operating activities	$224,764	$42,058	$108,500
Net cash used for investing activities	(196,387)	(31,531)	(20,499)
Net cash used for financing activities	(28,771)	(7,318)	(88,162)

Increase (decrease) in cash	(394)	3,209	(161)
Balance at beginning of year	3,218	9	170

Balance at end of year	$2,824	$3,218	$9

Net cash provided by operating activities in 2009 totaled $224.8 million, compared with $42.1 million in 2008 and $108.5 million in 2007. The favorable 2009 comparison to 2008 was attributable to higher net earnings, which were due to the recognition of income from the alternative fuel mixture tax credit and increased operating income. The higher net earnings were partially offset by cash used for working capital changes in 2009. Working capital increased in 2009 due largely to the recording of $83.2 million in taxes receivable associated with the alternative fuel mixture tax credit. Beginning in August 2009, we elected to defer receiving payments for the alternative fuel mixture tax credit and instead elected to claim the credit on our 2009 income tax return. The increase in taxes receivable was partially offset by the establishment of $73.5 million in non-current accrued taxes associated with the accounting for uncertain tax positions. The decrease in operating cash flows from 2007 to 2008 was due to cash used for working capital requirements in 2008, compared to cash provided from working capital changes in 2007, and lower net earnings in 2008 versus 2007.

Net cash used for investing activities was $196.4 million in 2009, $31.5 million in 2008 and $20.5 million in 2007. The increase from 2008 to 2009 was due to the addition of $177.1 million of short-term investments reflecting the investment of our cash assets, including cash generated from the alternative fuel mixture tax credit, a portion of the proceeds from our $150.0 million senior note offering, and cash from operations. The increase from 2007 to 2008 was due to an increase in short-term investments of $10.8 million. Over the last two years, we have increased our short-term investments by $187.9 million. Capital expenditures have been consistent at approximately $20.0 million per year. The majority of our capital expenditures in 2009 were spent on various discretionary, high-return projects for the Consumer Products and Pulp and Paperboard segments, as well as various routine general replacement projects for each of our segments.

Net cash used for financing activities was $28.8 million in 2009, compared to $7.3 million in 2008 and $88.2 million in 2007. The increase in 2009 compared to 2008 primarily consisted of the repayment of payables to Potlatch and the repayment of $50.0 million in borrowings under our revolving credit facility. These were partially offset by net proceeds from long-term debt of $38.9 million, reflecting the issuance of $150.0 million principal amount of senior notes less amounts associated with the satisfaction of the $100.0 million note payable to Potlatch. Cash used for financing activities in 2008 and 2007 primarily consisted of net payments to Potlatch in accordance with Potlatch’s centralized approach to cash management prior to the spin-off. Partially offsetting the net payments to Potlatch in 2008 were increases in notes and other short-term payables totaling $66.5 million, which included $50 million in borrowings under our revolving credit facility outstanding at December 31, 2008.

Capital Resources

Against the backdrop of a slowly recovering economy, as well as the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next 12 months. However, we believe that our cash flows from operations as well as our cash, short-term investments and available borrowing capacity under our revolving credit facility will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next 12 months.

We cannot be certain, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we make substantial capital expenditures or consummate an acquisition, our debt service requirements could increase. We may be required to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

At December 31, 2009, our financial position included debt of $148.3 million, compared to the balance of $150.0 million at December 31, 2008, including $50.0 million in borrowings under our revolving credit facility. Stockholders’ equity at December 31, 2009, was $363.7 million, compared to the December 31, 2008, balance of $181.0 million. The ratio of debt to stockholders’ equity was 0.41 to 1.0 at December 31, 2009, compared to 0.83 to 1.0 at December 31, 2008.

Debt Arrangements

On June 11, 2009, we sold $150 million aggregate principal amount of senior notes. The notes are due on June 15, 2016, have an interest rate of 10.625% and were issued at a price equal to 98.792% of their face value. The issuance of these notes generated net proceeds of approximately $144.0 million after deducting discounts and offering expenses. We transferred approximately $107 million of these proceeds to a trustee in satisfaction of our obligation related to the indenture under which $100 million principal amount of credit sensitive debentures due December 1, 2009, were originally issued by an affiliate of Potlatch. The obligation to repay the credit sensitive debentures and all interest through maturity was retained by us prior to the spin-off. The $107 million consisted of the $100 million principal amount underlying the credit sensitive debentures, plus approximately $6.3 million recorded as “Debt retirement costs” on our Statement of Operations representing our interest obligation due to holders of the debentures on December 1, 2009, plus approximately $0.7 million included as “Restricted cash” on our Balance Sheet. The $0.7 million of restricted cash represented the difference between our current estimate of the interest payment due to holders of the debentures on December 1, 2009, and the interest payment that would be owed on December 1, 2009, if the maximum interest rate applicable to the credit sensitive debentures were to apply. The $0.7 million was returned to us during the fourth quarter of 2009 after payment of the $100.0 million principal amount and accrued interest on December 1, 2009, and thus is no longer included as restricted cash as of December 31, 2009.

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

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	31

Our expected debt service obligation, consisting of cash payments for interest related to our senior notes, is estimated to be approximately $15.9 million for 2010.

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

As of December 31, 2009, there were no borrowings outstanding under the credit facility, but approximately $2.5 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.75% and 3.50% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 1.00% and 1.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of December 31, 2009, we would have been permitted to draw $106.8 million under the credit facility at LIBOR plus 2.75%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of December 31, 2009, the fixed charge coverage ratio for the last twelve months was 4.5 to 1.0.

Our obligations under the revolving credit facility are secured by all accounts receivable, inventory and cash. The credit facility agreement contains various provisions that limit our discretion in the operation of our business by restricting our ability to, among other things:

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

Shelf Registration

On January 5, 2010, we filed a registration statement on Form S-3 to register up to an aggregate of $250 million of debt and equity securities, which is designed to allow us to issue such securities in the future should we elect to do so. This shelf was put in place as part of our overall capital structure planning strategy and could be used, among other things, to allow us to pursue growth opportunities should they arise.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2009. Portions of the amounts shown are reflected in our financial statements and accompanying notes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to relevant financial statement notes that include a detailed discussion of the item.

	PAYMENTS DUE BY PERIOD
(In thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt[1]	$148,285	$—	$—	$—	$148,285
Interest on long-term debt[1]	103,596	15,938	31,876	31,876	23,906
Supply, Transition Services and related agreements with Potlatch[2]	99,674	45,666	47,094	6,567	347
Operating leases[3]	50,360	10,167	16,496	9,902	13,795
Purchase obligations[4]	137,747	103,957	26,029	7,613	148
Other obligations[5,6]	267,877	74,631	52,277	71,122	69,847

Total	$807,539	$250,359	$173,772	$127,080	$256,328

[1]	For more information regarding specific terms of our long-term debt, see the discussion under the heading “Debt Arrangements.”

[2]

Represents payment obligations under the Lumber Sales and Marketing, Lease and Option, Log Supply, Hog Fuel Supply, St. Maries Residuals Sales and Transition Services agreements entered into in connection with the spin-off. Amounts shown in the table for these agreements use applicable market prices from December 2009 where specific fixed prices are not contained in the agreement. For purposes of the amounts shown in the table, we have assumed that each of these agreements will expire at the end of their initial term and will not be renewed by the parties.

[3]	See Note 13, “Commitments and Contingencies,” in the notes to financial statements.

[4]

Purchase obligations consist primarily of trade accounts payable as of December 31, 2009, contracts for the purchase of raw materials (primarily pulp) from third parties other than Potlatch, contracts for outside wood chipping, contracts with railroads and contracts with natural gas and electricity providers.

5	Included in other obligations are accrued liabilities and accounts payable (other than trade accounts payable) as of December 31, 2009, as well as payments on qualified pensions and postretirement employee benefit plans. Since pension contributions are determined by factors that are subject to change each year, estimated payments on qualified pension plans included above are only for years 1-5 and are based on current estimates of minimum required contributions. Payments on postretirement employee benefit plans included above are based on expected future benefit payments for the next 10 years, as disclosed in Note 9, “Savings, Pension and Other Postretirement Employee Benefit Plans,” in the notes to the financial statements.

[6]	Total excludes $73.5 million of unrecognized tax benefits due to the uncertainty of timing of payment. See Note 6, “Income Taxes,” in the notes to the financial statements for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

ENVIRONMENTAL

Our operating facilities are subject to rigorous federal and state environmental regulation governing air emissions, wastewater discharges, and solid and hazardous waste management. We endeavor to comply with all environmental regulations and regularly monitor our activities to ensure compliance. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled $1.0 million during 2009 and are expected to be $1.3 million in 2010.

Our pulp mill in Idaho discharges treated mill effluent into the nearby Snake River. Federal law requires that we comply with provisions of a National Pollution Discharge Elimination System, or NPDES, permit. In March 2005, the Environmental Protection Agency, or EPA, issued the current NPDES permit for the Idaho pulp mill. The NPDES permit requires, among other matters, a significant reduction in biochemical oxygen demand over the five-year period of the permit and also requires a reduction in the temperature of the effluent during the months of June through November each year. We have completed physical modifications to the effluent system to meet the requirements of this permit. We have requested and anticipate that the

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	33

EPA will modify the biological oxygen demand permit limits based on new information. The EPA is processing that permit modification at this time and we expect it will be finalized in the first half of 2010. Once finalized, we believe the permit modification will result in lower treatment costs for the facility. The current NPDES permit expires on April 30, 2010, and will thereafter be subject to a renewal process by the EPA.

Our Idaho facility uses an off-site landfill for disposing of ash and solid waste. Primary clarifier sludge is burned as a fuel in a boiler on-site. Our Arkansas facility has an on-site industrial landfill for disposal of sludge, lime and recausticizing process solids. This landfill has an estimated remaining life of approximately 19 years. The mill complies with an NPDES permit that was renewed in 2007.

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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risks

Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of December 31, 2009, there were no borrowings outstanding under that facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of December 31, 2009, these contracts covered approximately 12% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for 2010.

Virtually all of our non-U.S. sales are denominated in U.S. dollars and accordingly we are not subject to currency exchange risks associated with the receipt of payments in foreign currencies.

Quantitative Information about Market Risks

	EXPECTED MATURITY DATE
(In thousands)	2010	2011	2012	2013	2014	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$148,285	$148,285
Average interest rate	—%	—%	—%	—%	—%	10.6%	10.6%
Fair value at 12/31/09							$166,500

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	35

ITEM 8.	Financial Statements and Supplementary Data

CLEARWATER PAPER CORPORATION

Statements of Operations

(In thousands – except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31
	2009	2008	2007
Net sales	$1,250,069	$1,255,309	$1,183,032

Costs and expenses:
Cost of sales	1,052,151	1,179,397	1,083,824
Selling, general and administrative expenses	71,125	47,428	46,801

	1,123,276	1,226,825	1,130,625

Alternative fuel mixture tax credit	170,647	—	—

Earnings before interest, debt retirement costs and income taxes	297,440	28,484	52,407
Interest expense, net	(15,505)	(13,147)	(13,000)
Debt retirement costs	(6,250)	—	—

Earnings before income taxes	275,685	15,337	39,407
Income tax provision	93,221	5,594	14,073

Net earnings	$182,464	$9,743	$25,334

Net earnings per common share:
Basic	$16.06	$0.86	$2.23
Diluted	15.50	0.86	2.23

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	37

CLEARWATER PAPER CORPORATION

Balance Sheets

(In thousands – except share data)

	AT DECEMBER 31
	2009	2008
ASSETS
Current assets:
Cash	$2,824	$3,218
Short-term investments	187,926	10,800
Receivables, net	94,458	104,030
Taxes receivable	101,343	—
Inventories	169,761	154,351
Deferred tax assets	12,926	14,772
Prepaid expenses	3,053	2,408

Total current assets	572,291	289,579

Land	4,729	4,729
Plant and equipment, net	359,295	385,138
Other assets	11,148	3,820

	$947,463	$683,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$50,000
Note payable to Potlatch	—	100,000
Accounts payable and accrued liabilities	109,775	116,471
Current liability for pensions and other postretirement employee benefits	9,933	9,086

Total current liabilities	119,708	275,557

Long-term debt	148,285	—
Liability for pensions and other postretirement employee benefits	236,422	221,649
Other long-term obligations	5,825	5,071
Accrued taxes	73,487	—
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 11,366,129 and 11,354,542 shares issued	1	1
Additional paid-in capital	308,618	307,522
Retained earnings (deficit)	182,079	(385)
Accumulated other comprehensive loss, net of tax of $(81,171) and $(80,652)	(126,962)	(126,149)

Total stockholders’ equity	363,736	180,989

	$947,463	$683,266

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

CLEARWATER PAPER CORPORATION

Statements of Cash Flows

(In thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008	2007
CASH FLOWS FROM OPERATIONS
Net earnings	$182,464	$9,743	$25,334
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	47,418	46,954	51,325
Debt retirement costs	6,250	—	—
Deferred taxes	(4,597)	4,934	(8,125)
Equity-based compensation expense	3,012	2,322	3,299
Employee benefit plans	16,737	1,084	(1,036)
Loss (gain) on disposal of plant and equipment	199	(213)	65
Decrease (increase) in receivables	9,572	(8,837)	18,780
Increase in taxes receivables	(101,343)	—	—
Increase in inventories	(16,783)	(13,960)	(8,548)
Decrease (increase) in prepaid expenses	106	(462)	417
Increase (decrease) in taxes payable	(814)	814	18,114
Increase in accounts payable and accrued liabilities	9,687	1,255	8,875
Increase in other assets	(474)	(1,576)	—
Excess tax benefit from share-based payment arrangements	(64)	—	—
Change in non-current accrued taxes	73,487	—	—
Other, net	(93)	—	—

Net cash provided by operating activities	224,764	42,058	108,500

CASH FLOWS FROM INVESTING
Change in short-term investments	(177,126)	(10,800)	—
Additions to plant and equipment	(19,328)	(21,306)	(20,531)
Other, net	67	575	32

Net cash used for investing activities	(196,387)	(31,531)	(20,499)

CASH FLOWS FROM FINANCING
Net payments to Potlatch	—	(79,882)	(88,494)
Change in book overdrafts	13	8,846	—
Net proceeds from long-term debt	38,938	—	—
(Decrease) increase in notes payable	(50,000)	50,000	—
Change in payable to Potlatch	(16,529)	16,529	—
Excess tax benefit from share-based payment arrangements	64	—	—
Deferred loan fees	(1,232)	(2,753)	—
Other, net	(25)	(58)	332

Net cash used for financing activities	(28,771)	(7,318)	(88,162)

Increase (decrease) in cash	(394)	3,209	(161)
Balance at beginning of year	3,218	9	170

Balance at end of year	$2,824	$3,218	$9

Net interest paid in 2009 was $15.1 million. Net income tax paid in 2009 was $41.3 million. We paid no interest or income taxes, nor did we receive any income tax refunds, in 2008 and 2007, due to Potlatch’s centralized approach to cash management prior to the spin-off.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	39

CLEARWATER PAPER CORPORATION

Statements of Stockholders’ Equity

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	POTLATCH’S NET INVESTMENT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2006	—	$—	$—	$—	$376,694	$(47,922)	$328,772
Net earnings	—	—	—	—	25,334	—	25,334
Pension and OPEB, net of tax of $(822)	—	—	—	—	—	(1,286)	(1,286)
Net transactions with Potlatch Corporation	—	—	—	—	(84,788)	—	(84,788)

Balance, December 31, 2007	—	$—	$—	$—	$317,240	$(49,208)	$268,032
Net earnings	—	—	—	(385)	10,128	—	9,743
Restricted stock unit awards	—	—	172	—	—	—	172
Pension and OPEB, net of tax of $(49,192)	—	—	—	—	—	(76,941)	(76,941)
Net transactions with Potlatch Corporation	—	—	—	—	(20,017)	—	(20,017)
Spin-off from Potlatch Corporation	11,355	1	307,350	—	(307,351)	—	—

Balance, December 31, 2008	11,355	$1	$307,522	$(385)	$—	$(126,149)	$180,989
Net earnings	—	—	—	182,464	—	—	182,464
Performance share and restricted stock unit awards	11	—	2,929	—	—	—	2,929
Pension and OPEB, net of tax of $(519)	—	—	—	—	—	(813)	(813)
Spin-off from Potlatch Corporation	—	—	(1,833)	—	—	—	(1,833)

Balance, December 31, 2009	11,366	$1	$308,618	$182,079	$—	$(126,962)	$363,736

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

CLEARWATER PAPER CORPORATION

Statements of Comprehensive Income (Loss)

(In thousands)

	FOR THE YEARS ENDED DECEMBER 31
	2009	2008	2007
Net earnings	$182,464	$9,743	$25,334

Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net loss arising during the period, net of tax of $(4,312), $(48,685), and $(3,263)	(6,746)	(76,149)	(5,103)
Prior service credit (cost) arising during the period, net of tax of $-, $(1,183) and $1,290	—	(1,851)	2,017
Amortization of actuarial loss included in net periodic cost, net of tax of $4,053, $1,264 and $1,602	6,339	1,977	2,505
Amortization of prior service credit included in net periodic cost, net of tax of $(260), $(588) and $(451)	(406)	(918)	(705)

Other comprehensive loss, net of tax	(813)	(76,941)	(1,286)

Comprehensive income (loss)	$181,651	$(67,198)	$24,048

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	41

CLEARWATER PAPER CORPORATION

Notes to Financial Statements

NOTE 1	Nature of Operations and Basis of Presentation

On December 1, 2008, Potlatch Corporation’s board of directors approved the distribution of our common stock to Potlatch’s stockholders in a tax-free spin-off, which we refer to in this report as the “spin-off.” On December 16, 2008, Potlatch Corporation, which we refer to in this report as Potlatch, distributed 100% of the issued and outstanding shares of our common stock to the holders of record on Potlatch common stock as of the close of business on December 9, 2008. Each Potlatch stockholder received one share of our common stock for every 3.5 shares of Potlatch common stock held on the record date. Unless the context otherwise requires or unless otherwise indicates, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “company” and “us” refer:

¡	for all periods prior to the spin-off, to the Consumer Products, Pulp and Paperboard and Wood Products businesses separated from Potlatch Corporation in the spin-off; and

¡	for all periods following the spin-off, to Clearwater Paper Corporation.

POTLATCH’S NET INVESTMENT

Prior to the spin-off, investments by and advances from Potlatch represented Potlatch’s interest in our recorded net assets. Potlatch used a centralized approach to cash management and the financing of our operations. As a result, none of Potlatch’s cash or cash equivalents were allocated to us in the financial statements, except for one local bank account. Except for amounts shown as a note payable to Potlatch (in connection with the retained obligation agreement further described in Note 8 to our financial statements), all transactions between Potlatch and us, including those involving shared assets and liabilities, flowed through Potlatch’s net investment account. Balances related to purchases and sales between Potlatch and us were also reflected in Potlatch’s net investment, with the net changes in this account reflected as financing activities in the accompanying statements of cash flows for periods prior to the spin-off.

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

Except for our note payable to Potlatch and related interest expense, no long-term debt or current debt and related interest costs were allocated to us by Potlatch.

NOTE 2	Summary of Significant Accounting Policies

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to in this report as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant areas requiring the use of estimates and measurement of uncertainty include the allocations of assets, liabilities and costs for periods prior to the spin-off described above, determination of net realizable value for deferred tax assets, assessment of impairment, environmental matters, and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.

CASH AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Our short-term investments are invested in time or demand deposits, certificates of deposit and U.S. Treasury and U.S. government agency obligations, all of which have very short maturity periods, and they therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. We periodically review our allowance for doubtful accounts, and adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2009 and 2008, the Company had an allowance of $1.0 million and $1.1 million respectively, for doubtful accounts based on its estimates of the collectability of outstanding receivables as of those dates.

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

LONG-LIVED ASSETS

Impairments of long-lived assets are accounted for in accordance with guidance provided by the Financial Accounting Standards Board, or FASB, regarding impairment or disposal of long-lived assets. An

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	43

impairment of long-lived assets exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future undiscounted cash flows from operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to the spin-off, we were part of Potlatch and for the purposes of U.S. federal and state income taxes were not directly subject to income taxes, but our business segments were included in the income tax returns filed under our name, Potlatch Forest Products Corporation, as a taxable real estate investment trust, or REIT, subsidiary of Potlatch. Our provision for income taxes through the spin-off was determined on a separate return basis and based on earnings reported in our statements of operations.

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

In 2009, we had a single customer in the Consumer Products segment, the Kroger Company, which accounted for more than $141.4 million, or 11%, of our total net sales. In prior periods we did not have any customer above 10%. Our Consumer Products segment sells a majority of its products to three national grocery store chains, which combined account for approximately 60% of the Consumer Products segment’s net sales and approximately 27% of our total net sales in 2009.

We provide for trade promotions, customer cash discounts, customer returns and other deductions as reductions to revenues in the same period as the related revenues are recognized. Provisions for these items are determined based on historical experience or specific customer arrangements. The following table summarizes the total amount of trade promotions, customer cash discounts, customer returns and other deductions as a percentage of gross billings by business segment for each of the years ended December 31, 2009, 2008 and 2007. The majority of the Consumer Products segment’s deductions are related to trade promotions.

	2009	2008	2007
Consumer Products	23%	23%	25%
Pulp and Paperboard	3%	3%	4%
Wood Products	1%	1%	1%

Revenue is recognized net of any sales taxes collected. Sales taxes, when collected, are recorded as a current liability and remitted to the appropriate governmental entities.

SHIPPING AND HANDLING COSTS

Costs for shipping and handling of manufactured goods are included in cost of sales in our statements of operations.

ENVIRONMENTAL

As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities that are not within the scope of specific FASB guidance related to accounting for asset retirement obligations or conditional asset retirement obligations are established in accordance with guidance related to accounting for contingencies. We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related liabilities are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental liabilities and, as additional information becomes known, our estimates may change significantly. Our estimates of our environmental liabilities do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment terms. In those instances in which our estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, we do not believe that we will be exposed to additional material liability as a result of non-performance by such third parties. Currently, we are not aware of any material environmental liabilities and have accrued for only specific environmental remediation costs that we have determined are probable and reasonably estimable.

Fees for professional services associated with environmental and legal issues are expensed as incurred.

NOTE 3	Recently Adopted and New Accounting Standards

RECENTLY ADOPTED ACCOUNTING STANDARDS

Codification. In June 2009, the FASB issued guidance which has become the source of authoritative GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Statement did not have a material effect on our financial condition and results of operations.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In December 2008, the FASB issued guidance on an employer’s disclosures about assets of a defined benefit pension or other postretirement plan. The additional disclosures include investment policies and strategies, categories of plan assets, and information about the fair value measurements of plan assets. The disclosures required were effective for fiscal years ending after December 15, 2009. The adoption of this guidance did not have an effect on our financial condition or our results of operations.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	45

NOTE 4	Inventories

(In thousands)	2009	2008
Logs, pulpwood, chips and sawdust	$24,120	$26,173
Lumber	12,068	12,509
Pulp, paperboard and tissue products	92,293	73,798
Materials and supplies	41,280	41,871

	$169,761	$154,351

Valued at lower of cost or market:
LIFO basis	$35,637	$38,036
Average cost basis	134,124	116,315

	$169,761	$154,351

Inventories are stated at the lower of cost or market. The LIFO method is used to determine the cost of logs, chips, sawdust and the majority of our lumber. The average cost method is used to determine the cost of all other inventories. If the LIFO inventory had been priced at lower of current average cost or market, the values would have been approximately $13.8 million and $27.8 million higher at December 31, 2009 and 2008, respectively. Reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by $1.0 million, $0.4 million and $0.1 million in 2009, 2008 and 2007, respectively.

NOTE 5	Plant and Equipment

(In thousands)	2009	2008
Land improvements	$45,505	$45,481
Buildings and structures	180,731	180,151
Machinery and equipment	1,378,222	1,346,994
Construction in progress	6,094	17,917

	$1,610,552	$1,590,543
Less accumulated depreciation	(1,251,257)	(1,205,405)

	$359,295	$385,138

Depreciation expense totaled $46.4 million, $46.9 million and $51.3 million in 2009, 2008 and 2007, respectively.

NOTE 6	Income Taxes

The income tax provision is comprised of the following:

(In thousands)	2009	2008	2007
Current	$98,348	$660	$22,198
Deferred	(5,127)	4,934	(8,125)

Income tax provision	$93,221	$5,594	$14,073

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35.0% to earnings before income taxes due to the following:

(In thousands)	2009	2008	2007
Computed expected tax provision	$96,490	$5,368	$13,793
State and local taxes, net of federal income tax impact	6,035	613	1,437
State investment tax credits	958	(1,010)	—
Federal renewable energy credit	(9,922)	—	—
Federal manufacturing deduction	(2,373)	—	(1,265)
Other	2,033	623	108

Income tax provision	$93,221	$5,594	$14,073

Effective tax rate	33.8%	36.5%	35.7%

We are registered with the Internal Revenue Service, or IRS, as an alternative fuel mixer and have received refundable tax credit payments in connection with our use of “black liquor,” a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. The alternative fuel mixture tax credit expired on December 31, 2009.

Beginning in the third quarter of 2009, we elected not to continue our prior practice of making periodic requests for payments related to the alternative fuel mixture tax credit and instead elected to claim the credit on our 2009 income tax return. The amount of credits we have recorded for 2009 that we expect to claim on our 2009 income tax return is $83.2 million, which are included in “Taxes receivable” on our Balance Sheet.

We believe there is a reasonable basis to exclude the $170.6 million of alternative fuel mixture tax credits recorded in 2009 from taxable income. However, in accordance with guidance relating to accounting for uncertainty in income taxes, we have established a liability of $66.4 million which is classified as non-current “Accrued taxes” on our Balance Sheet.

During 2009, we recognized an income tax benefit under Section 45 of the Internal Revenue Code of $9.9 million attributable to the federal tax credit allowed with respect to electricity produced from qualified energy resources and sold to an unrelated person for the tax years 2006 through 2009. The credit is available for the production and sale of electricity from open-loop biomass, which includes wood bark and wood fiber derived from mill or timber harvesting residues.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	47

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(In thousands)	2009	2008
Deferred tax assets:
Employee benefits	$7,964	$6,322
Postretirement employee benefits	58,667	54,687
Inventories	—	3,638
Incentive compensation	1,974	3,159
Pensions	37,412	35,715
Federal and state credit carryforward	5,184	6,007
Net operating loss carryforward	—	6,329
Federal benefit from state taxes resulting from uncertain tax positions	6,071	—
Other	5,906	2,586

Total deferred tax assets	123,178	118,443
Valuation allowance	—	(3,668)

Deferred tax assets, net of valuation allowance	$123,178	$114,775

Deferred tax liabilities:
Plant and equipment	$(101,505)	$(101,840)
Inventories	(2,353)	—
Accrued liabilities	(2,190)	—

Total deferred tax liabilities	(106,048)	(101,840)

Net deferred tax assets	$17,130	$12,935

Net deferred tax assets (liabilities) consist of:

(In thousands)	2009	2008
Current deferred tax assets	$15,116	$14,772
Current deferred tax liability	(2,190)	—

Net current deferred tax assets	12,926	14,772

Noncurrent deferred tax assets	108,062	100,003
Noncurrent deferred tax liabilities	(103,858)	(101,840)

Net noncurrent deferred tax assets (liabilities)	4,204	(1,837)

Net deferred tax assets	$17,130	$12,935

A valuation allowance had been recognized for certain state tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods. In conjunction with the spin-off, $5.0 million of state tax credit carryforwards and $1.0 million of federal tax credit carryforwards remained with us. In addition, $4.7 million of the existing Potlatch valuation allowance was transferred to us. The valuation allowance was reduced by $1.0 million in 2008 and $3.7 million in 2009 based on our evaluation of our ability to utilize the credits before they expire between 2010 and 2024.

We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. In assessing whether deferred tax assets are realizable, the standard we use is whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and amounts of taxable income we would have generated historically if we had been a stand-alone company in making this assessment. In order to fully realize the deferred tax asset we will need to generate future taxable income.

The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Tax years subject to examination by major taxing jurisdictions are as follows:

Years
Jurisdiction
Federal	2006–2009
Arkansas	2006–2009
California	2006–2009
Idaho	2006–2009

We adopted the FASB provisions relating to accounting for uncertainty in income taxes, effective January 1, 2007. Adoption did not result in recognition of a liability for unrecognized tax benefits on that date. A review of our tax position at December 31, 2009, indicates that we have liabilities recorded for gross unrecognized tax benefits. The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties included in the balance sheet.

(In thousands)	GROSS UNRECOGNIZED TAX BENEFITS, EXCLUDING INTEREST AND PENALTIES	INTEREST AND PENALTIES	TOTAL GROSS UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2009	$—	$—	$—
Changes in prior year tax positions	7,107	—	7,107
Increase in current year tax positions	66,380	—	66,380
Decrease related to settlements with taxing authorities and lapse of statute of limitations	—	—	—

Balance at December 31, 2009	$73,487	$—	$73,487

At December 31, 2009, all of the gross unrecognized tax benefits were included in the non-current portion of our income tax liabilities, because the settlement period cannot be determined; however, it is not expected to be within the next twelve months.

Unrecognized tax benefits at December 31, 2009, if recognized, would favorably impact our effective tax rate by decreasing our tax provision by $67.4 million.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income tax. For the years ended December 31, 2009, 2008 and 2007, we recognized no interest or penalties in our income tax provision and we had no amounts accrued for the payment of interest.

We entered into a tax sharing agreement with Potlatch Corporation upon the spin-off that will generally govern each party’s rights, responsibilities and obligations with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the spin-off to be tax free. Under the tax sharing agreement, we expect that, with certain exceptions, we will be responsible for the payment of all income and non-income taxes attributable to our operations. The tax sharing agreement also sets forth our rights and responsibilities for tax obligations and refunds attributable to tax periods prior to the spin-off date.

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

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	49

NOTE 7	Accounts Payable and Accrued Liabilities

(In thousands)	2009	2008
Trade accounts payable	$40,715	$40,950
Accrued wages, salaries and employee benefits	26,758	23,426
Accrued discounts and allowances	10,861	8,185
Accrued taxes other than income taxes payable	10,980	5,658
Book overdrafts	8,859	8,846
Accrued utilities	5,091	5,784
Accrued transportation	1,636	2,049
Accrued commissions	1,054	951
Accrued interest	819	789
Accounts payable to Potlatch Corporation	—	16,557
Accrued taxes on income	—	814
Other	3,002	2,462

	$109,775	$116,471

NOTE 8	Notes Payable

On June 11, 2009, we sold $150.0 million aggregate principal amount of senior unsecured notes. The notes are due on June 15, 2016, have an interest rate of 10.625% and were issued at a price equal to 98.792% of their face value. The issuance of these notes generated net proceeds of approximately $144.0 million after deducting discounts and offering expenses. We transferred approximately $107.0 million of these proceeds to a trustee in satisfaction of our obligation related to the indenture under which $100.0 million principal amount of credit sensitive debentures due December 1, 2009 were originally issued by an affiliate of Potlatch. The obligation to repay the credit sensitive debentures and all interest through maturity was retained by us prior to the spin-off. The $107.0 million consisted of the $100.0 million principal amount underlying the credit sensitive debentures, plus approximately $6.3 million recorded as “Debt retirement costs” on our Statement of Operations representing our estimate of the remaining interest obligation due to holders of the debentures on December 1, 2009, plus approximately $0.7 million included as “Restricted cash” on our Balance Sheet. The $0.7 million of restricted cash represented the difference between our current estimate of the interest payment due to holders of the debentures on December 1, 2009, and the interest payment that would be owed on December 1, 2009, if the maximum interest rate applicable to the credit sensitive debentures were to apply. The $0.7 million was returned to us during the fourth quarter of 2009 after payment of the $100.0 million principal amount and accrued interest on December 1, 2009, and thus is no longer included as restricted cash as of December 31, 2009.

On our Statement of Cash Flows for the year ended December 31, 2009, $38.9 million is reported as “Net proceeds from long-term debt.” This represents the net proceeds received upon completion of the issuance of the senior notes, and consisted of the $150.0 million note proceeds less discounts, net of the direct transfer of approximately $107.0 million to a trustee to satisfy our obligation related to the $100.0 million principal amount of credit sensitive debentures, as discussed above, and $3.0 million of expenses associated with the offering. Also reflected in “Net proceeds from long-term debt” is the return of the $0.7 million initially recorded as restricted cash and returned to us upon payment of the debentures. An additional $1.2 million of expenses associated with the issuance of the notes is included in “Deferred loan fees” on our Statement of Cash Flows for the year ended December 31, 2009.

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

In connection with the issuance of the senior notes, we entered into a registration rights agreement with the initial purchasers of the senior notes. Under this agreement, we agreed, to the extent the senior notes do not become freely tradable under the Securities Act on or before the 380th day after the date of their issuance, to file a registration statement with the SEC pursuant to which we will offer to exchange the senior notes for notes with substantially similar terms that are registered under the Securities Act. In addition, if applicable interpretations of the staff of the SEC do not permit us to exchange the senior notes, we will be required to make available an effective shelf registration statement registering the resale of the senior notes. If the senior notes do not become freely tradable on or before the 380th day after the date of their issuance, the interest rate applicable to the senior notes will be increased by 0.25% per annum for the first 90-day period and thereafter will be increased by an additional 0.25% per annum for each 90-day period that elapses, subject to a maximum of 1% per annum. The additional interest will accrue on the senior notes until they become freely tradable, until an exchange offer has been completed or a shelf registration statement has been declared effective, as applicable. No amounts associated with the registration rights agreement have been recorded within the accompanying financial statements, as the likelihood that we would have to make any payments under the arrangement is considered remote.

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

As of December 31, 2009, there were no borrowings outstanding under the credit facility, but approximately $2.5 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.75% and 3.50% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 1.00% and 1.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of December 31, 2009, we would have been permitted to draw $106.8 million under the credit facility at LIBOR plus 2.75%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of December 31, 2009, the fixed charge coverage ratio for the last twelve months was 4.5 to 1.0.

Our obligations under the revolving credit facility are secured by all accounts receivable, inventory and cash. The credit facility agreement contains various provisions that limit our discretion in the operation of our business by restricting our ability to, among other things:

¡	pay dividends or repurchase equity interests from our stockholders;

¡	create, incur or guarantee certain debt;

¡	incur liens on certain properties;

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	51

¡	make capital expenditures in amounts in excess of those permitted under the revolving credit agreement;

¡	enter into certain affiliate transactions;

¡	enter into certain hedging arrangements; and

¡	consolidate with or merge with another entity.

NOTE 9	Savings, Pension and Other Postretirement Employee Benefit Plans

Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans and Other Postretirement Benefit, or OPEB, plans, each of which are discussed below.

401(k) Savings Plans

Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. In 2009, 2008 and 2007, we made matching 401(k) contributions on behalf of employees of $5.5 million, $5.0 million and $4.0 million, respectively.

Defined Benefit Pension Plans

All of our salaried employees and a portion of our hourly employees are covered by company-sponsored noncontributory defined benefit pension plans. As a result of the spin-off, we retained the salaried pension plan and the hourly pension plan, which previously covered participants of both Potlatch and Clearwater Paper. Potlatch established its own salaried and hourly pension plans to cover its participants. The sponsorship of the existing Clearwater Paper hourly non-represented pension plan was transferred to Potlatch in connection with the spin-off, and Potlatch assumed all liabilities relating to such plan.

Hourly employees at two of our manufacturing facilities participate in multi-employer defined benefit pension plans: the Paper Industry Union Management Pension Fund, which is managed by United Steelworkers, or USW, Benefits; and the International Association of Machinist & Aerospace Workers National Pension Fund. We make contributions to these plans, as well as make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is also managed by USW Benefits. Included in our expenses for 2009, 2008 and 2007 are contributions we made to these plans in the amount of $8.2 million, $8.5 million and $8.2 million, respectively.

OPEB Plans

We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plans are primarily noncontributory. After the spin-off, we assumed and became solely responsible for these OPEB obligations relating to current Clearwater Paper employees and former Potlatch employees who were associated with Clearwater Paper operations.

As required by current standards governing the accounting for defined benefit pension and other postretirement plans, we recognized on our balance sheets at December 31, 2009 and 2008, the funded status of our plans. The funded status is measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement employee benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement employee benefit obligation.

We use a December 31 measurement date for our benefit plans.

The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans as of December 31 are as follows:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
(In thousands)	2009	2008	2009	2008
Benefit obligation at beginning of year	$250,354	$236,255	$139,495	$137,085
Service cost	7,043	6,221	972	1,109
Interest cost	15,331	14,689	8,442	8,196
Plan amendments	—	3,035	—	—
Actuarial losses (gains)	19,061	3,193	8,658	(231)
Curtailments	—	165	—	—
Medicare Part D subsidies received	—	—	737	432
Benefits paid	(13,384)	(13,204)	(7,863)	(7,096)

Benefit obligation at end of year	278,405	250,354	150,441	139,495

Fair value of plan assets at beginning of year	159,114	269,767	—	—
Spin-off adjustment	3,023	—	14	—
Actual return on plan assets	33,507	(97,617)	—	—
Employer contribution	217	168	—	—
Benefits paid	(13,384)	(13,204)	—	—

Fair value of plan assets at end of year	182,477	159,114	14	—

Funded status at end of year	$(95,928)	$(91,240)	$(150,427)	$(139,495)

Amounts recognized in the balance sheets:
Current liabilities	$(176)	$(169)	$(9,757)	$(8,917)
Noncurrent liabilities	(95,752)	(91,071)	(140,670)	(130,578)

Net amount recognized	$(95,928)	$(91,240)	$(150,427)	$(139,495)

Amounts recognized (pre-tax) in Accumulated Other Comprehensive Loss consist of:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
(In thousands)	2009	2008	2009	2008
Net loss	$169,500	$173,930	$38,247	$33,151
Prior service cost (credit)	7,882	9,328	(7,496)	(9,608)

Net amount recognized	$177,382	$183,258	$30,751	$23,543

The accumulated benefit obligation for all defined benefit pension plans was $260.5 million and $236.1 million at December 31, 2009, and 2008, respectively.

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In thousands)	2009	2008
Projected benefit obligation	$278,405	$250,354
Accumulated benefit obligation	260,464	236,098
Fair value of plan assets	182,477	159,114

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	53

Pre-tax components of Net Periodic Cost (Benefit) and other amounts recognized in Other Comprehensive Income (Loss) were as follows:

Net Periodic Cost (Benefit):

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
(In thousands)	2009	2008	2007	2009	2008	2007
Service cost	$7,043	$6,221	$6,624	$972	$1,109	$1,115
Interest cost	15,331	14,689	13,340	8,442	8,196	7,889
Expected return on plan assets	(19,881)	(24,255)	(24,571)	—	—	—
Amortization of prior service cost (credit)	1,446	1,281	1,254	(2,112)	(2,787)	(2,410)
Amortization of actuarial loss	6,843	1,181	1,990	3,549	2,060	2,117
Curtailments	—	165	—	—	—	—

Net periodic cost (benefit)	$10,782	$(718)	$(1,363)	$10,851	$8,578	$8,711

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):

Net loss (gain)	$2,413	$125,065	$7,828	$8,645	$(231)	$538
Prior service cost (credit)	—	3,034	—	—	—	(3,307)
Amortization of prior service (cost) credit	(1,446)	(1,281)	(1,254)	2,112	2,787	2,410
Amortization of actuarial loss	(6,843)	(1,181)	(1,990)	(3,549)	(2,060)	(2,117)

Total recognized in other comprehensive loss (income)	(5,876)	125,637	4,584	7,208	496	(2,476)

Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$4,906	$124,919	$3,221	$18,059	$9,074	$6,235

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $8.9 million and $1.2 million, respectively. The estimated net loss and prior service credit for the other postretirement employee plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $3.9 million and $(1.8) million, respectively.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 introduced a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Our actuaries determined that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. During 2009 and 2008, we received subsidy payments totaling $0.7 million and $0.4 million, respectively.

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2009	2008	2007	2009	2008	2007
Discount rate	5.75%	6.15%	6.40%	5.75%	6.15%	6.40%
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

Weighted average assumptions used to determine the net periodic cost (benefit) for the years ended December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2009	2008	2007	2009	2008	2007
Discount rate	6.15%	6.40%	5.85%	6.15%	6.40%	5.85%
Expected return on plan assets	8.50	9.00	9.50	—	—	—
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

The discount rate used in the determination of pension benefit obligations and pension expense is a weighted average benchmark rate based on high-quality fixed income investment interest rates, as well as the amount and timing of expected benefit payments. The discount rate used to calculate OPEB obligations was determined using the same methodology we used for our pension plans.

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. Over the past 32 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 12%, as of December 31, 2009.

The assumed health care cost trend rate used to calculate OPEB obligations and expense was 7.50% in 2009, grading to 5.00% over approximately 60 years. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(In thousands)	1% INCREASE	1% DECREASE
Effect on total of service and interest cost components	$988	$(838)
Effect on postretirement employee benefit obligation	14,595	(12,449)

The investments of our defined benefit pension plans are held in a Master Trust. The assets of our OPEB plans are held within an Internal Revenue Code section 401(h) account for the payment of retiree medical benefits within the Master Trust.

The Master Trust has a securities lending agreement. The agreement authorizes the lending agent to loan securities owned by the Master Trust to an approved list of borrowers. Under the agreement, the lending agent is responsible for negotiating each loan for an unspecified term while retaining the power to terminate the loan at any time. At the time each loan is made, the lending agent requires collateral equal to, but not less than, 102% of the market value of the loaned securities and accrued interest. The Master Trust directs the agent as to the type of investment pool in which to invest the borrower’s collateral based on established policy with specific limits; accordingly, the right to receive the collateral and obligation to return it are disclosed as a component of Master Trust investments. While the securities are loaned, the Master Trust retains all rights of ownership, except it waives its right to vote such securities. Securities loaned subject to this securities lending agreement totaled $7.8 million at December 31, 2009. These securities are principally U.S government securities, corporate debt securities and corporate common stocks.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	55

Current accounting rules governing fair value measurement establish a framework for measuring fair value, which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plans have the ability to access.

Level 2

Inputs to the valuation methodology include:

¡Quoted prices for similar assets or liabilities in active markets;

¡Quoted prices for identical or similar assets or liabilities in inactive markets;

¡Inputs other than quoted prices that are observable for the asset or liability; and

¡Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Securities in the Master Trust are stated at fair value. Fair value is based upon quotations obtained from national securities exchanges, if available. Where securities do not have a quoted market price, the recorded amount represents estimated fair value. Many factors are considered in arriving at that fair market value. Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used during 2009.

¡

U. S. government and Corporate debt securities: In general, U. S. government securities and corporate bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

¡	Corporate common and preferred stock: Investments in domestic equities are valued at quoted market prices of the issuer’s stock.

¡	Common and collective trust: The investment in common and collective trusts is based on the fair value of the underlying assets and is expressed in units.

¡

Limited partnerships: Investments in limited partnerships are valued on the underlying net asset value of the publicly traded securities held. Holdings include temporary investments in short-term securities that are valued at cost, which approximates market value. Investments in limited partnerships are not publicly traded.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while management believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the investments at fair value for our company sponsored pension benefit plans at December 31, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Common and collective trust	$—	$63,771	$—	$63,771
Common stock	40,433	—	—	40,433
Corporate debt securities	—	40,990	—	40,990
U.S. government securities	—	15,906	—	15,906
Limited partnerships	—	15,077	—	15,077
Preferred stocks	5,103	—	—	5,103
Cash and cash equivalents	9,187	—	—	9,187

Subtotal	$54,723	$135,744	$—	190,467
Payable held under securities lending agreement				(7,990)

Total investments at fair value				$182,477

The Company’s OPEB plan had approximately $14,000 held in cash and equivalents at December 31, 2009, which were level 1.

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

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	57

At December 31, 2009, seven active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the committee.

In 2009, we established our own formal investment policy guidelines for our company-sponsored plans. These guidelines were set by our benefits committee, which is comprised of members of our management and has been assigned its fiduciary authority over management of the plan assets by our board of directors. The committee’s duties include periodically reviewing and modifying those investment policy guidelines as necessary and insuring that the policy is adhered to and the investment objectives are met.

The investment policy prohibits investment in Clearwater Paper stock and includes specific guidelines for specific categories of fixed income and convertible securities. Assets are managed by professional investment managers who are expected to achieve a reasonable rate of return over a market cycle. Long-term performance versus short-term market aberrations is a fundamental tenet of the policy.

Our company-sponsored pension plans were underfunded by $95.9 million at December 31, 2009 and $91.2 million at December 31, 2008. As a result, we will make contributions of approximately $3.9 million (plus interest) to our qualified pension plans for the 2009 tax year. Although related to the 2009 tax year, payment of these contributions is not required until September 2010. We expect our required contributions to be approximately $8.5 million (plus interest) to our qualified pension plans for the 2010 tax year, payable by September 2011. In addition, we estimate contributions will total approximately $0.2 million in 2010 to our non-qualified pension plan. We do not anticipate funding our OPEB plans in 2010 except to pay benefit costs as incurred during the year by plan participants.

Estimated future benefit payments, which reflect expected future service and expected Medicare prescription subsidy receipts, are as follows for the years indicated:

(In thousands)	PENSION BENEFIT PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS	EXPECTED MEDICARE SUBSIDY
2010	$14,122	$10,360	$589
2011	14,666	11,071	615
2012	15,551	11,483	643
2013	16,198	11,819	676
2014	17,038	12,450	701
2015–2019	100,931	66,284	3,919

NOTE 10	Earnings Per Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating the basic and diluted earnings per share:

	2009	2008	2007
Basic average common shares outstanding	11,360,307	11,354,542	11,354,542
Incremental shares due to:
Restricted stock units	300,716	—	—
Performance shares	109,040	—	—

Diluted average common shares outstanding	11,770,063	11,354,542	11,354,542

Basic net earnings per common share	$16.06	$0.86	$2.23

Diluted net earnings per common share	$15.50	$0.86	$2.23

Anti-dilutive shares excluded from calculation	11,969	282,469	—

Common share amounts shown as outstanding for 2008 and 2007 use the basic average common shares outstanding as of the spin-off date.

NOTE 11	Equity-Based Compensation Plans

In connection with the spin-off, our board of directors approved and adopted, and Potlatch, in its capacity as our sole stockholder, approved, the Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan. The Stock Plan provides for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options, or stock appreciation rights to selected employees, outside directors and consultants of the company. The Stock Plan became effective on December 16, 2008. Under the Stock Plan, we are authorized to issue up to approximately 1.7 million shares. At December 31, 2009, approximately 0.7 million shares were available for future issuance under the Stock Plan.

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

We recorded employee equity-based compensation expense of $3.0 million in 2009, $2.3 million in 2008 and $3.3 million in 2007. The equity-based compensation expense we recorded through December 16, 2008 was allocated to us by Potlatch. The net income tax benefit associated with equity-based compensation totaled $1.0 million in 2009, $0.9 million in 2008 and $1.3 million in 2007.

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

Directors of the company also can each elect to defer compensation in the form of stock units. We record compensation expense or income during each reporting period based on the amount of compensation deferred during the period and the increase or decrease in the value of the company’s common stock. We recorded director equity-based compensation and deferred expense totaling $2.6 million for the year ended December 31, 2009. We were a wholly owned subsidiary of Potlatch prior to our spin-off, and thus there was no director equity-based compensation or deferred expense or income for the years ended December 31, 2008 and 2007.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	59

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

A summary of the status of outstanding RSU awards as of December 31, 2009 and 2008, and changes during those years, is presented below. There were no RSU awards outstanding as of December 31, 2007.

	2009			2008
	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Unvested shares outstanding at January 1	282,469	$17.25		—	$—
Granted	214,361	9.90		282,469	17.25
Vested	(18,347)	15.04		—	—
Forfeited	(53,727)	13.85		—	—

Unvested shares outstanding at December 31	424,756	$14.07	$23,349	282,469	$17.25	$2,370

For RSU awards granted during 2009, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during 2009 was $0.3 million. For RSU awards granted during 2008, the fair value of each share was estimated on the date of grant using the December 16, 2008, “when issued” trading closing price of our stock.

As of December 31, 2009, there was $1.8 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of one year.

PERFORMANCE SHARES

Performance share awards granted under our Stock Plan have a three-year performance period, and shares are issued after the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%—200%. Performance share awards granted under our Stock Plan do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement. During the performance period, dividend equivalents accrue based on dividends paid, if any, and are converted into additional performance shares, which vest or are forfeited in the same manner as the underlying performance shares to which they relate.

The fair value of performance share awards is estimated using a Monte Carlo simulation model, which works by simulating a large number of projected random outcomes for how a company’s share price, and the share prices of competitor companies where there are market-based performance conditions, may move in the future. For our performance share fair value measurement, the future stock prices for our company and 16 peer group companies were simulated. The following were factored into the simulations:

¡	Volatility, or the stock price variance, for each of the companies. This measures the volatility of a company’s stock price.

¡	The covariance between stock prices of two companies, which is a measure of how two variables tend to move together.

¡	The variance and covariance for each of the companies is summarized in a covariance matrix.

For each simulated set of stock prices for each company, the percentile ranking of our company’s total shareholder return, or TSR, was measured against the TSR of the combined peer group. TSR represents the increase or decrease in a company’s stock price from the beginning of a measurement period until the end of a performance period, and includes all dividends paid on common shares. Based on the percentile ranking of TSR and associated performance share payout multipliers, the future value of our performance shares at the end of the measurement period was estimated. This future value was then discounted to the performance share valuation date to estimate the fair value of the performance shares.

The following assumptions were used in our Monte Carlo simulation model:

¡

Stock price: This is the closing price of our company’s stock on the date the performance shares were granted and is the starting point of the simulation analysis. For our performance shares granted in 2009, the grant date stock prices of the performance share grants ranged from $7.17 per share to $26.01 per share.

¡

Risk free rate: This rate was calculated by interpolating between the two and three year constant maturity treasury rates as of the grant date of our performance shares. For our 2009 grants, the weighted average rate was 1.22%.

¡	Measurement period: The measurement period for each performance share grant was three years.

¡

Clearwater Paper’s volatility: Due to the lack of trading data for our company, as we spun-off as a separate company from Potlatch on December 16, 2008, volatilities and correlations included historical daily stock price returns of Potlatch. This assumption was based on the annualized historical volatility for the previous three years. For our performance shares granted in 2009, our weighted average stock price volatility assumption was 55%.

¡	Dividend yields: The dividend yields for all companies were assumed to be zero since dividends are included in the definition of total shareholder return.

A summary of the status of outstanding performance share awards as of December 31, 2009, and changes during 2009, is presented below. There were no performance share awards outstanding as of December 31, 2008 and 2007.

	SHARES	WEIGHTED AVG. GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Unvested shares outstanding at January 1	—	$—
Granted	281,091	11.18
Vested	—	—
Forfeited	(18,797)	9.87

Unvested shares outstanding at December 31	262,294	$11.27	$14,418

As of December 31, 2009, there was $2.0 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 2.0 years.

NOTE 12	Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	2009		2008
(In thousands)	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Cash and short-term investments (Level 1)	$190,750	$190,750	$14,018	$14,018
Current notes payable (borrowings under revolving credit facility)	—	—	50,000	50,000
Note payable to Potlatch	—	—	100,000	78,000
Long-term debt (Level 1)	$148,285	$166,500	$—	$—

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	61

The fair value accounting guidance establishes a framework for measuring fair value, which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities, or “Level 1” measurements, and the lowest priority to unobservable inputs, or “Level 3” measurements.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Cash and short-term investments are the only assets measured at fair value on a recurring basis. The carrying amount of our short-term investments approximates fair value due to their very short maturity periods.

NOTE 13	Commitments and Contingencies

We have operating leases covering manufacturing, office, warehouse and distribution space, equipment and vehicles expiring at various dates through 2019. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

As of December 31, 2009, the future minimum rental payments required under our operating leases are as follows:

(In thousands)
2010	$10,167
2011	8,974
2012	7,522
2013	5,558
2014	4,344
2015 and later years	13,795

Total	$50,360

Rent expense was $10.2 million, $11.3 million and $11.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 14	Segment Information

As of December 31, 2009, we were organized into three reportable operating segments: Consumer Products, Pulp and Paperboard and Wood Products. The reporting segments follow the same accounting policies used for our financial statements, as described in the summary of significant accounting policies, with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and the LIFO reserve is recorded at the corporate level. Management evaluates a segment’s performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices.

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the financial statements.

(In thousands)	2009	2008	2007
Segment Net Sales:
Consumer Products	$554,034	$504,597	$451,972

Pulp and Paperboard:
Paperboard	612,787	644,436	569,380
Pulp	73,946	92,304	102,606
Other	100	844	1,070

	686,833	737,584	673,056
Wood Products	70,319	89,014	121,359

	1,311,186	1,331,195	1,246,387
Elimination of intersegment net sales	(61,117)	(75,886)	(63,355)

Total segment net sales	$1,250,069	$1,255,309	$1,183,032

	2009	2008	2007
Intersegment Net Sales or Transfers[1]:
Consumer Products	$75	$109	$86
Pulp and Paperboard	53,434	65,326	55,838
Wood Products	7,608	10,451	7,431

Total intersegment net sales or transfers	$61,117	$75,886	$63,355

Operating Income (Loss):
Consumer Products	$122,117	$37,321	$17,622
Pulp and Paperboard[2]	210,236	18,916	45,066
Wood Products	(18,342)	(14,479)	(109)

	314,011	41,758	62,579
Corporate and eliminations	(16,571)	(13,274)	(10,172)

Total earnings before interest, debt retirement costs and income taxes	$297,440	$28,484	$52,407

Depreciation and Amortization:
Consumer Products	$16,022	$15,653	$16,268
Pulp and Paperboard	27,959	28,858	32,388
Wood Products	1,898	1,982	2,181
Corporate	1,539	461	488

Total depreciation and amortization	$47,418	$46,954	$51,325

	2009	2008	2007
Assets:
Consumer Products	$256,927	$251,999	$256,541
Pulp and Paperboard	335,179	362,029	363,568
Wood Products	51,569	63,003	53,715

	643,675	677,031	673,824
Corporate	303,788	6,235	24,129

Total assets	$947,463	$683,266	$697,953

Capital Expenditures:
Consumer Products	$14,182	$10,100	$5,531
Pulp and Paperboard	4,362	10,156	13,789
Wood Products	—	373	1,016

	18,544	20,629	20,336
Corporate	784	677	195

Total capital expenditures	$19,328	$21,306	$20,531

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	63

[1]	Intersegment sales for 2007-2009, which were based on prevailing market prices, consisted primarily of pulp from our Pulp and Paperboard segment sold to our Consumer Products segment.

[2]	Operating income in 2009 for the Pulp and Paperboard segment included $170.6 million associated with the alternative fuel mixture tax credit.

All of our manufacturing facilities and all other assets are located within the continental United States. However, we sell and ship products to many foreign countries. Geographic information regarding our net sales is summarized as follows:

(In thousands)	2009	2008	2007
United States	$1,134,831	$1,107,712	$1,037,776
Japan	39,765	51,158	46,214
China	14,424	18,306	31,036
Canada	13,523	11,630	12,298
Korea	9,290	1,838	4,413
Mexico	7,932	3,973	2,525
Taiwan	7,730	17,466	11,578
Australia	7,838	9,647	4,959
Great Britain	2,827	2,757	3,391
Thailand	2,035	1,373	2,142
Vietnam	944	1,609	4,497
The Netherlands	627	14,090	10,738
Poland	393	5,436	3,643
Other foreign countries	7,910	8,314	7,822

Total net sales	$1,250,069	$1,255,309	$1,183,032

NOTE 15	Financial Results by Quarter (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
(In thousands—except per-share amounts)	2009	2008	2009	2008	2009	2008	2009	2008
Net sales	$286,700	$307,437	$316,905	$315,988	$331,484	$328,697	$314,980	$303,187

Costs and expenses:
Cost of sales	245,645	288,105	267,022	293,848	282,485	314,216	256,999	283,228
Selling, general and administrative expenses	15,830	12,734	18,198	11,198	18,627	10,060	18,470	13,436

	261,475	300,839	285,220	305,046	301,112	324,276	275,469	296,664

Alternative fuel mixture tax credit	—	—	76,373	—	47,137	—	47,137	—

Earnings before interest, debt retirement costs and income taxes	25,225	6,598	108,058	10,942	77,509	4,421	86,648	6,523

Net earnings	$13,647	$2,246	$75,448	$4,976	$46,209	$862	$47,160	$1,659

Net earnings per common share
Basic	$1.20	$0.20	$6.64	$0.44	$4.07	$0.08	$4.15	$0.15
Diluted	1.19	0.20	6.43	0.44	3.92	0.08	4.01	0.15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Clearwater Paper Corporation:

We have audited the accompanying balance sheets of Clearwater Paper Corporation as of December 31, 2009 and 2008, and the related statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the financial statements, we also have audited the financial statement schedule lI. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearwater Paper Corporation as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 26, 2010

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Clearwater Paper Corporation:

We have audited Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Clearwater Paper Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Clearwater Paper Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Clearwater Paper Corporation as of December 31, 2009 and 2008, and the related statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Seattle, Washington

February 26, 2010

CLEARWATER PAPER CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	AMOUNTS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Reserve deducted from related assets:
Doubtful accounts—Accounts receivable
Year ended December 31, 2009	$1,121	$678	$(833)	$966

Year ended December 31, 2008	$760	$561	$(200)	$1,121

Year ended December 31, 2007	$1,060	$2,218	$(2,518)	$760

[1]	Accounts written off, net of recoveries.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Controls and Procedures

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

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	67

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act).

Under the supervision of and with the participation of our CEO and our CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be filed on or about March 29, 2010, for the 2010 annual meeting of stockholders, referred to in this report as the 2010 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report in Item 1. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated herein by reference.

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

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Clearwater Paper Corporation

Attention: Corporate Secretary

601 W. Riverside Avenue, Suite 1100

Spokane, Washington 99201

Telephone: (509) 344-5921

The Audit Committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2009, the members of that committee were Boh A. Dickey (Chair), William D. Larsson and William T. Weyerhaeuser. The board of directors has determined that Messrs. Dickey and Larsson are each an “audit committee financial expert” and that they and Mr. Weyerhaeuser are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.	Executive Compensation

Information required by Item 11 of Part III is included under the heading “Compensation Discussion and Analysis” in our 2010 Proxy Statement relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our 2010 Proxy Statement relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	69

The following table provides certain information as of December 31, 2009, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS[2]	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	950,226	—	733,188
Equity compensation plans not approved by security holders	—	—	—

Total	950,226	—	733,188

[1]

Includes 524,588 performance shares and 425,638 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share and RSU programs, not including future dividend equivalents, if any are paid.

[2]	Performance shares and RSUs do not have exercise prices and therefore are not included in the weighted average exercise price calculation.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2010 Proxy Statement relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2010 Proxy Statement relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

FINANCIAL STATEMENTS

Our financial statements are listed in the Index to Financial Statements and Schedules on page 36 of this report.

FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules are listed in the Index to Financial Statements and Schedules on page 36 of this report.

EXHIBITS

Exhibits are listed in the Exhibit Index on pages 73-75 of this report.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/s/ GORDON L. JONES
Gordon L. Jones
Director, President and Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2010, by the following persons on behalf of the registrant in the capacities indicated.

BY	/s/ GORDON L. JONES Gordon L. Jones	Director, President and Chief Executive Officer (Principal Executive Officer)

BY	/s/ LINDA K. MASSMAN Linda K. Massman	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

BY	/s/ JOHNATHAN D. HUNTER Johnathan D. Hunter	Corporate Controller (Principal Accounting Officer)

	* Boh A. Dickey	Director and Chair of the Board

	* Fredric W. Corrigan	Director

	* William D. Larsson	Director

	* Michael T. Riordan	Director

	* Dr. William T. Weyerhaeuser	Director

*By	/s/ MICHAEL S. GADD
Michael S. Gadd (Attorney-in-fact)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
2.1*	Separation and Distribution Agreement, dated December 15, 2008, between Clearwater Paper Corporation (the “Company”) and Potlatch Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on December 18, 2008).

3.1*	Restated Certificate of Incorporation of the Company, effective as of December 16, 2008, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

3.2*	Amended and Restated Bylaws of the Company, effective as of December 16, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

4.2*	Indenture dated as of June 11, 2009, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the Commission on June 12, 2009).

4.3*	Form of 10 5/8% Senior Notes due 2016 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the Commission on June 12, 2009).

4.4*	Registration Rights Agreement dated June 11, 2009, between the Company and the parties named therein (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company with the Commission on June 12, 2009).

10.3*	Employee Matters Agreement, dated December 15, 2008, between the Company and Potlatch Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

10.4*	Tax Sharing Agreement, dated December 15, 2008, among the Company, Potlatch Corporation, Potlatch Forest Holdings, Inc. and Potlatch Land & Lumber, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

10.5*	Loan and Security Agreement, dated as of November 26, 2008, by and among the Company and Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2008).

10.6*[1]	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Commission on November 19, 2008).

10.7*[1]	Employment Agreement between Gordon L. Jones and the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the Commission on October 10, 2008).

10.7(i)*[1]	Addendum to Employment Agreement with Gordon L. Jones, dated effective January 1, 2009 (incorporated by reference to Exhibit 10.7(i) to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2009).

10.7(ii)*[1]	Amendment to Employment Agreement between Gordon L. Jones and the Company, dated effective September 22, 2009 (incorporated by reference to Exhibit 10.7(ii) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2009).

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	73

EXHIBIT NUMBER	DESCRIPTION

10.8*[1]	Offer Letter with Linda K. Massman (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the Commission on October 10, 2008).

10.9*[1]	Offer Letter with Thomas H. Carter (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the Commission on October 10, 2008).

10.10*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.11*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.11(i)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment to Performance Share Awards, effective March 2, 2009 (incorporated by reference to Exhibit 10.11(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.11(ii)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Award, as amended and restated May 12, 2009, to be used for performance share awards approved subsequent to May 12, 2009, (incorporated by reference to Exhibit 10.11(ii) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.11(iii)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Award, as amended and restated December 1, 2009, to be used for annual performance share awards approved subsequent to December 31, 2009, filed as Exhibit 10.11(iii) to the Current Report on Form 8-K filed by the Registrant on December 4, 2009.

10.12*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.12(i)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Award, as amended and restated May 12, 2009, to be used for restricted stock unit awards approved subsequent to May 12, 2009 (incorporated by reference to Exhibit 10.12(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.12(ii)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Award, as amended and restated December 1, 2009, to be used for annual restricted stock unit awards approved subsequent to December 31, 2009, filed as Exhibit 10.12(ii) to the Current Report on Form 8-K filed by the Registrant on December 4, 2009.

10.13*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.13(i)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.14*[1]	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.15*[1]	Clearwater Paper Corporation Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

EXHIBIT NUMBER	DESCRIPTION

10.16*[1]	Clearwater Paper Corporation Severance Program for Executive Employees (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.16(i)*[1]	Amendment to the Clearwater Paper Corporation Severance Program for Executive Employees, dated May 6, 2009 (incorporated by reference to Exhibit 10.16(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.17*[1]	Clearwater Paper Corporation Salaried Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.17(i)*[1]	Addendum to the Clearwater Paper Corporation Salaried Supplemental Benefit Plan, dated May 12, 2009 (incorporated by reference to Exhibit 10.17(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.18*[1]	Clearwater Paper Corporation Benefits Protection Trust Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008).

10.19*[1]	Clearwater Paper Corporation Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.20*[1]	Letter Agreement, dated April 29, 2009, between the Company and Harry D. Seamans (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Clearwater Paper Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

CLEARWATER PAPER CORPORATION 2009 FORM 10-K	75