Form 10-Q
period 2010-03-31
Clearwater Paper Corp
filed 2010-05-06
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock of the registrant outstanding as of April 30, 2010 was 11,477,884.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.	Condensed Financial Statements

Clearwater Paper Corporation

Condensed Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended March 31,
	2010	2009
Net sales	$330,621	$286,700

Costs and expenses:
Cost of sales	301,964	245,645
Selling, general and administrative expenses	18,093	15,830

	320,057	261,475

Earnings before interest and income taxes	10,564	25,225
Interest expense, net	(4,285)	(3,563)

Earnings before income taxes	6,279	21,662
Income tax provision	5,821	8,015

Net earnings	$458	$13,647

Net earnings per common share:
Basic	$0.04	$1.20
Diluted	$0.04	$1.19

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Condensed Balance Sheets

Unaudited (Dollars in thousands – except per-share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$17,261	$2,824
Short-term investments	233,000	187,926
Receivables, net	105,157	94,458
Taxes receivable	61,990	101,343
Inventories	158,000	169,761
Deferred tax assets	13,601	12,926
Prepaid expenses	6,513	3,053

Total current assets	595,522	572,291

Land	4,729	4,729
Plant and equipment, net	353,451	359,295
Deferred tax assets	7,805	4,205
Other assets	6,761	6,943

	$968,268	$947,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	121,366	109,775
Current liability for pensions and other postretirement employee benefits	9,933	9,933

Total current liabilities	131,299	119,708

Long-term debt	148,332	148,285
Liability for pensions and other postretirement employee benefits	237,705	236,422
Other long-term obligations	6,241	5,825
Accrued taxes	73,632	73,487
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 11,476,797 and 11,366,129 shares issued	1	1
Additional paid-in capital	308,559	308,618
Retained earnings	182,537	182,079
Accumulated other comprehensive loss, net of tax	(120,038)	(126,962)

Total stockholders’ equity	371,059	363,736

	$968,268	$947,463

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATIONS
Net earnings	$458	$13,647
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	11,866	11,721
Deferred taxes	794	4,475
Equity-based compensation expense	1,043	767
Employee benefit plans	3,309	3,162
Change in taxes receivable	39,353	—
Working capital changes	14,123	1,400
Excess tax benefit from equity-based payment arrangements	(2,569)	—
Other, net	2,583	(401)

Net cash provided by operating activities	70,960	34,771

CASH FLOWS FROM INVESTING
Change in short-term investments	(45,074)	(2,177)
Additions to plant and equipment	(5,257)	(3,559)

Net cash used for investing activities	(50,331)	(5,736)

CASH FLOWS FROM FINANCING
Change in book overdrafts	(5,324)	(2,781)
Repayment of notes payable	—	(10,000)
Repayment of payable to Potlatch	—	(16,529)
Excess tax benefit from equity-based payment arrangements	2,569	—
Payment of employee restricted stock tax withholdings	(3,420)	—
Other, net	(17)	(91)

Net cash used for financing activities	(6,192)	(29,401)

Increase (decrease) in cash	14,437	(366)
Balance at beginning of period	2,824	3,218

Balance at end of period	$17,261	$2,852

Cash payments for income taxes for the three months ended March 31, 2010 and 2009 were $0.4 million and $0.2 million, respectively. Cash received from income tax refunds for the three months ended March 31, 2010 was $37.2 million. There were no interest payments made during the three months ended March 31, 2010. Net interest payments for the three months ended March 31, 2009 were $0.5 million.

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Condensed Statements of Comprehensive Income

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Net earnings	$458	$13,647
Other comprehensive income, net of tax:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax expense of $1,242 and $835	1,944	1,306
Amortization of prior service credit included in net periodic cost, net of tax benefit of $58 and $67	(90)	(106)
Recognition of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	5,070	—

Other comprehensive income, net of tax	6,924	1,200

Comprehensive income	$7,382	$14,847

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Notes to Condensed Financial Statements

Unaudited

NOTE 1 Nature of Operations and Basis of Presentation

GENERAL

Clearwater Paper is principally engaged in the manufacturing and selling of pulp-based products. We are a leading producer of private label tissue products sold in grocery stores in the United States, and we manufacture and market bleached paperboard for the high-end segment of the packaging industry. We also manufacture and market bleached pulp and wood products, including appearance grade cedar and dimensional framing lumber products. Our businesses were owned by, and we were a subsidiary of, Potlatch Corporation, to which we refer to in this report as Potlatch, until our spin-off on December 16, 2008.

FINANCIAL STATEMENT PREPARATION AND PRESENTATION

The accompanying Condensed Balance Sheets at March 31, 2010 and December 31, 2009, and the related Condensed Statements of Operations, Cash Flows, and Comprehensive Income for the three months ended March 31, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, or SEC, on February 26, 2010.

We evaluated all subsequent events through the date these financial statements are being filed with the SEC. Except as described in notes 3, 8 and 10, there were no events or transactions occurring during this subsequent event reporting period that require disclosure in the notes to condensed financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to in this report as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant areas requiring the use of estimates and measurement of uncertainty include the allocations of assets, determination of net realizable value for deferred tax assets, environmental matters, and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.

TRADE ACCOUNTS RECEIVABLE

As of March 31, 2010 and December 31, 2009, we had an allowance of $1.0 million for doubtful accounts based on our estimates of the collectability of outstanding receivables as of those dates.

INVENTORIES

Inventories are stated at the lower of current average cost or market, except that the last-in, first-out (LIFO) method is used to determine cost of logs, chips, sawdust and the majority of our lumber. The average cost method is used to determine the cost of all other inventories.

PROPERTIES

Land, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Estimated useful lives range from 30 to 40 years for buildings and structures and 2 to 25 years for equipment. Accumulated depreciation totaled $1,262.6 million and $1,251.3 million at March 31, 2010 and December 31, 2009, respectively.

NOTE 2 Recently Adopted and New Accounting Standards

There were no new accounting standards adopted during the three months ended March 31, 2010. We reviewed all new accounting pronouncements issued in the period and concluded that they are not applicable to our business.

NOTE 3 Taxes

The effective income tax rate was 92.7% for the three months ended March 31, 2010, compared to an effective income tax rate of 37.0% for the same period of 2009. The higher effective tax rate for the three months ended March 31, 2010, is due to two discrete items: the passage of the Patient Protection and Affordable Care Act of 2010, as discussed below, which had an unfavorable impact of 70.2%; and an increase in the reserve for uncertain tax positions due to accrued interest, which had an unfavorable impact of 2.3%. These unfavorable items were partially offset by a 13.9% decrease in the rate due to a prior year return to provision reconciling item. Excluding these items, the annual effective tax rate for the year is estimated to be 34.1%.

As a result of the March 2010 enactment of the Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010, we were required to reverse deferred tax assets of $4.4 million through the tax provision as a result of the elimination of the income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy beginning in January 2013.

In the first quarter of 2010, we did not record any income in connection with alternative fuel mixture tax credits related to black liquor due to the termination of the tax credit for such use at the end of 2009. During the three months ended March 31, 2010, we received $37.2 million from the Federal Government, of which $19.4 million related to the alternative fuel mixture tax credits earned in 2009. In April 2010, we received the balance due to us for the alternative fuel mixture tax credits we claimed in 2009.

NOTE 4 Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Logs, pulpwood, chips and sawdust	$16,574	$24,120
Lumber	14,805	12,068
Pulp, paperboard and tissue products	85,400	92,293
Materials and supplies	41,221	41,280

	$158,000	$169,761

NOTE 5 Debt

In June 2009, we issued senior unsecured notes, or Senior Notes, in aggregate principal amount of $150.0 million. The notes are due on June 15, 2016 and have an interest rate of 10.625%. The notes were issued at a price equal to 98.92% of their face value. The issuance of these notes generated net proceeds of $144.0 million, which were used to fully repay credit sensitive debentures of $100.0 million originally issued by an affiliate of Potlatch and subsequently assumed by us.

The Senior Notes are general unsecured obligations and are therefore not secured by our assets and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by all accounts receivable, inventory and cash. The terms of the notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

NOTE 6 Equity-Based Compensation

We record equity-based compensation expense for awards of restricted stock units, or RSUs, and performance shares. We expense equity-based compensation using the straight-line method, generally over the vesting requirement period. We are authorized to issue up to approximately 1.7 million shares. At March 31, 2010, approximately 0.7 million shares were available for future issuance under the Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan.

Employee equity-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Restricted stock units	$322	$633
Performance shares	471	56

Total employee equity-based compensation	$793	$689

Related tax benefit	$270	$255

RESTRICTED STOCK UNITS

RSUs granted under our Stock Plan are generally subject to a vesting period. RSU awards will accrue dividend equivalents based on dividends paid, if any, during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The vesting period for our RSU awards is generally one to three years.

A summary of the status of outstanding RSU awards as of March 31, 2010, and changes during the first three months of 2010, is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Unvested shares outstanding at January 1, 2010	424,756	$14.07
Granted	16,098	48.38
Vested	(206,791)	16.21
Forfeited	(7,671)	14.26

Unvested shares outstanding at March 31, 2010	226,392	$14.54	$11,150

For RSU awards granted during 2010, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during the first three months of 2010 was $3.4 million.

As of March 31, 2010, there was $2.2 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.5 years.

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

The fair value of performance share awards is estimated using a Monte Carlo simulation model. For performance shares granted in 2010, the following assumptions were used in our Monte Carlo model:

Closing price of stock on date of grant	$48.32
Risk free rate	1.30%
Measurement period	3 years
Volatility	105%

In addition to the above assumptions, the dividend yields for all companies were assumed to be zero since dividends are included in the definition of total shareholder return.

A summary of the status of outstanding performance share awards as of March 31, 2010, and changes during the first three months of 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Unvested shares outstanding at January 1, 2010	262,294	$11.27
Granted	70,412	78.71
Vested	—	—
Forfeited	(9,393)	14.56

Unvested shares outstanding at March 31, 2010	323,313	$25.86	$15,923

As of March 31, 2010 there was $6.7 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 1.9 years.

DIRECTOR AWARDS

In connection with joining our board of directors, in January 2009 our outside directors were granted an award of phantom common stock units, which were credited to an account established on behalf of each director and will vest ratably over a three-year period. In May 2009, our outside directors were granted equity awards in the form of common stock units as part of their annual compensation, which were credited to their accounts. Certain of the awards granted will vest ratably over one year. These accounts will be credited with additional common stock units equal in value to dividends paid, if any, on the same amount of common stock. Upon separation from service as a director, the vested portion of the common stock units held by the director in a stock unit account will be converted to cash based upon the then market price of the common stock and paid to the director. Due to the cash-settlement feature of the awards, we recognize equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation expense totaling $0.3 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 7 Earnings per Common Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended March 31,
	2010	2009
Basic average common shares outstanding	11,458,655	11,354,542
Incremental shares due to:
Restricted stock units	155,169	159,155
Performance shares	153,666	—

Diluted average common shares outstanding	11,767,490	11,513,697

Basic net earnings per common share	$0.04	$1.20
Diluted net earnings per common share	$0.04	$1.19

Anti-dilutive shares excluded from calculation	86,509	405,129

NOTE 8 Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost of our pension and other postretirement employee benefit, or OPEB, plans for the three months ended March 31:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$1,964	$1,733	$270	$303
Interest cost	3,895	3,741	2,093	2,076
Expected return on plan assets	(4,788)	(4,879)	—	—
Amortization of prior service cost (credit)	301	355	(449)	(528)
Amortization of actuarial loss	2,219	1,565	967	576

Net periodic cost	$3,591	$2,515	$2,881	$2,427

As discussed in the notes to our financial statements as of and for the year ended December 31, 2009, our company-sponsored pension plans were underfunded by $95.9 million at December 31, 2009. As a result, we are required to make contributions to our qualified pension plans. During the three months ended March 31, 2010, we made no contributions to our qualified pension plans. However, in April 2010, we contributed $9.0 million to these pension plans, which covered all of the 2009 tax year requirements and a portion of our expected required contributions for the 2010 tax year. We now expect our remaining required contributions to be approximately $5.9 million (plus interest) to our qualified pension plans for the 2010 tax year, payable by September 2011.

During the three months ended March 31, 2010, we made less than $0.1 million of contributions to our non-qualified pension plan and we estimate contributions will total approximately $0.2 million in 2010. We do not anticipate funding our OPEB plans in 2010 except to pay benefit costs as incurred during the year by plan participants.

NOTE 9 Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$250,261	$250,261	$190,750	$190,750
Long-term debt (Level 1)	148,332	167,625	148,285	166,500

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

NOTE 10 Business Interruption and Insurance Recovery

Following the scheduled routine maintenance at our Idaho pulp and paperboard mill, on March 22, 2010, a fiberline blow tank collapsed causing a portion of this mill to cease operations for a period of 14 days. We maintain business interruption insurance coverage and are in the process of filing a claim with our insurance provider to recover costs on damaged plant and equipment and estimated lost profits due to the disruption of operations during the repair period. In addition to repair and asset replacement costs, we also incurred various other costs, including incremental pulp replacement costs associated with the shipment of pulp purchased from external suppliers, lost electrical generation, incremental natural gas costs, and incremental chip storage and handling costs with our external chip suppliers. Our results of operations for the three months ended March 31, 2010 include $2.2 million in incremental costs associated with the blow tank incident, offset by a claim for insurance proceeds of $1.2 million, reflecting the $1.0 million claim deductible. These amounts are included within the cost of sales line item in our results of operations. Subsequent to March 31, 2010, we received $3.7 million from our property insurance provider as a partial cash prepayment of the final total settlement.

NOTE 11 Segment Information

As of December 31, 2009, we were organized into three reportable operating segments: Consumer Products, Pulp and Paperboard and Wood Products. Commencing on January 1, 2010, the Wood Products operating results have been consolidated into the Pulp and Paperboard segment in order to conform to our new management structure beginning in 2010. We have reclassified applicable segment data of the prior period to reflect this segment change.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Segment net sales:
Consumer Products	$137,850	$136,152
Pulp and Paperboard	208,018	164,551

	345,868	300,703
Elimination of intersegment net sales	(15,247)	(14,003)

Total segment net sales	$330,621	$286,700

Intersegment net sales or transfers:
Consumer Products	$27	$18
Pulp and Paperboard	15,220	13,985

Total intersegment net sales or transfers	$15,247	$14,003

Operating income (loss):
Consumer Products	$24,839	$29,136
Pulp and Paperboard	(6,769)	2,209

	18,070	31,345
Corporate and eliminations	(7,506)	(6,120)

Earnings before interest and income taxes	$10,564	$25,225

Depreciation and amortization:
Consumer Products	$4,088	$3,900
Pulp and Paperboard	7,324	7,566
Corporate	454	255

Total depreciation and amortization	$11,866	$11,721

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as amended, including without limitation, statements regarding our plans to build additional converting and paper making capacity, the cost and timing to complete new facilities, liquidity and future growth opportunities, future revenues, cash flows, energy costs, wood fiber costs, manufacturing output, benefit plan funding levels, the effect of recent accounting standards on our financial condition and results of operations, our expectation that we will be entitled to retain substantial cash payments previously received in connection with alternative fuel mixture tax credits and the tax treatment of the credits, our expectation as to the receipt of additional proceeds from our business interruption insurance claim, our expectation regarding the need to periodically draw upon our credit facility to meet cash requirements and capital expenditures. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include the risk factors described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the following:

•	our ability to implement our growth strategies;

•	changes in raw material costs and energy availability and costs;

•	changes in the United States and international economies;

•	changes in customer product preferences;

•	cyclical industry conditions;

•	our qualification to retain alternative fuel mixture tax credits and the tax treatment associated with receipt of such credits;

•	unanticipated manufacturing disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather related events;

•	the loss of business from any of our three largest Consumer Products segment customers or a large Pulp and Paperboard segment customer;

•	competitive pricing pressures for our products;

•	changes in the relationship between supply and demand in the forest products industry, including the amount of available manufacturing capacity and wood fiber used in manufacturing products;

•	changes in freight costs and disruptions in transportation services;

•	unforeseen environmental liabilities or expenditures;

•	changes in expenses and required cash contributions associated with our pension plans;

•	changes in laws, regulations or industry standards affecting our business;

•	labor disruptions;

•	changes in the level of construction activity; and

•	changes in exchange rates between the U.S. dollar and other currencies.

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

Recent Developments

Announced Expansion Plans

The company announced on February 18, 2010, our intention to build a tissue converting facility in the Southeastern United States as part of our plans to expand our Consumer Products segment business. This site is expected to have two initial converting lines, producing both conventional and through-air-dried, or TAD, tissue products, and is expected to cost approximately $30 million to build. Our expectation is that approximately 40% of the project cost will be incurred in 2010 and the remainder in the first half of 2011.

We also continue to evaluate the potential construction of a TAD paper machine and additional converting lines at the same facility site. The paper machine under consideration would be a high capacity machine that is able to produce approximately 70,000 tons annually, or the equivalent of approximately 10 million cases. This type of machine typically takes about two years to build. Associated with the paper machine, we would plan to add five additional converting lines. As part of our evaluation of a paper machine, we continue to evaluate the total costs of a paper machine, building and land, additional converting lines and related costs for construction.

Elimination of Medicare Part D Subsidy Tax Deduction

As a result of the recently enacted Patient Protection and Affordable Care Act of 2010, beginning in 2013 we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy. Although this tax change does not take effect until 2013, accounting standards require that we record the effect of the changes to the tax law in the current period, resulting in a $4.4 million increase to income tax expense in the first quarter of 2010. Cash impacts of this charge will be realized over many years beginning in 2013.

Maintenance Outage at Idaho Pulp and Paperboard Mill

In March 2010, a scheduled eight day major maintenance downtime at our Lewiston, Idaho pulp and paperboard mill was completed as planned at the expected cost of approximately $16.9 million. This quarter’s major maintenance spending represents an increase of $15.4 million over the first quarter of 2009. We expect to spend an additional $5 million to $6 million on major maintenance in the third and fourth quarters of 2010.

Components and Trends in our Business

Net sales

Net sales consist of sales of consumer tissue, pulp and paperboard and wood products, net of discounts, returns and allowances and any sales taxes collected. Prices for our consumer tissue products primarily tend to follow the prices of branded tissue products. Demand and pricing for our pulp and paperboard products is largely determined by general global market conditions. Pricing for pulp in the first quarter of 2010 increased 37.1% compared to the first quarter of 2009 due to a pulp shortage partly attributable to the decrease in South American pulp production following the earthquake in Chile. Markets continue to appear relatively stable for consumer products and paperboard in 2010.

Operating costs

Wood fiber. Our most significant operating cost is the cost of wood fiber, including pulp, needed to supply our manufacturing facilities. Fiber and pulp costs totaled $74.7 million, or 24.7% of our cost of sales for the quarter ended March 31, 2010. Overall lumber production in Idaho increased in the first quarter of 2010 compared to the same period in 2009, creating more residual chips and sawdust and decreasing our need for higher priced whole log chips.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. During the first quarter of 2010, equipment maintenance and repair costs, including labor and the major maintenance costs discussed below, were $4.1 million in our Consumer Products segment and $26.7 million in our Pulp and Paperboard segment for a total of $30.8 million, or 10.2% of our cost of sales.

Major equipment maintenance and repair in our Pulp and Paperboard segment also requires maintenance shutdowns generally lasting up to one week per year at our Idaho facility and up to one week approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. Major maintenance and repair costs for 2010 are expected to be approximately $20-25 million. As discussed above, in March 2010 we had machine downtime of eight days at our Idaho pulp and paperboard mill due to scheduled major maintenance costing $16.9 million. We expect to spend an additional $5 million to $6 million on major maintenance in the third and fourth quarters of 2010.

In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating efficiency, improve our safety and to comply with environmental laws. During the three months ended March 31, 2010, we spent $5.3 million on capital expenditures compared to $3.6 million in the same period in 2009. Our estimated capital expenditures for 2010 are expected to be between $40 million and $45 million, including an estimated $12 million for our new converting facility expected to be located in the Southeastern United States.

Energy. We use energy in the form of electricity, hog fuel, steam and natural gas. Our costs for energy used in our manufacturing processes were $24.2 million, or 8.0% of our cost of sales for the first quarter of 2010. Energy prices have fluctuated widely over the past decade. We have taken steps to reduce our exposure to volatile energy prices through conservation and by increasing our internal electrical production at our cogeneration facility that produces steam and electricity in Idaho. In addition, to help mitigate our exposure to changes in natural gas prices, we have used firm-price contracts to supply a portion of our natural gas requirements. As of March 31, 2010, these contracts covered approximately 16% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2010. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage.

Chemicals. We consume a significant amount of chemicals in the production of pulp and paperboard including polyethylene, starch, sodium chlorate, caustic, latex and specialty process paper chemicals. Our chemical costs totaled $30.0 million in the first quarter of 2010, or 9.9% of our cost of sales. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. However, many of these contracts have pricing mechanisms that adjust with published price indices.

Transportation. Petroleum prices also impact our operating results. For example, high fuel prices result in increased transportation costs related to delivery of raw materials to our manufacturing facilities and for the delivery of our finished products to customers. Our total transportation costs were $27.8 million or 9.2% of our cost of sales for the first quarter of 2010. In addition, many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are indirectly impacted by petroleum prices.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. Selling, general and administrative expenses were $18.1 million in the first quarter of 2010. We expect our selling, general and administrative expenses to fluctuate as we continue to properly staff our administrative functions and implement additional cost controls and procedures.

Interest expense

Interest expense is the interest related to the $150.0 million aggregate principal amount of our unsecured senior notes, or Senior Notes, issued by us in June 2009 and with our revolving credit facility. Interest expense also includes amortization of deferred finance costs associated with the Senior Notes and credit facility. We expect future quarterly interest expense to remain relatively consistent with the amounts recorded for the quarter ended March 31, 2010.

Income taxes

Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and rates. We generally expect our effective income tax rate to remain fairly constant, but it could fluctuate due to changes to the Internal Revenue Code.

In the first quarter of 2010, we did not record any income in connection with alternative fuel mixture tax credits related to black liquor due to the termination of the tax credit for such use at the end of 2009. During the three months ended March 31, 2010, we received $37.2 million from the Federal Government, of which $19.4 million related to the alternative fuel mixture tax credits earned in 2009. In April 2010, we received the balance due to us for the alternative fuel mixture tax credits we claimed in 2009.

RESULTS OF OPERATIONS

As of December 31, 2009, we were organized into three reportable operating segments: Consumer Products, Pulp and Paperboard and Wood Products. Commencing on January 1, 2010, the Wood Products operating results have been consolidated into the Pulp and Paperboard segment in order to conform to our new management structure beginning in 2010. We have reclassified applicable segment data of the prior period to reflect this segment change. Sales or transfers between segments are recorded as intersegment net sales based on prevailing market prices.

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

The following table sets forth data included in our Condensed Statements of Operations as a percentage of net sales.

	Three Months Ended March 31,
(Dollars in thousands)	2010		2009
Net sales	$330,621	100.0%	$286,700	100.0%
Costs and expenses:
Cost of sales	301,964	91.3	245,645	85.7
Selling, general and administrative expenses	18,093	5.5	15,830	5.5

Total operating costs and expenses	320,057	96.8	261,475	91.2

Earnings before interest and income taxes	10,564	3.2	25,225	8.8
Interest expense, net	(4,285)	1.3	(3,563)	1.2

Earnings before income taxes	6,279	1.9	21,662	7.6
Income tax provision	5,821	1.8	8,015	2.8

Net earnings	$458	0.1	$13,647	4.8

Net sales—We experienced increased shipments of our consumer products, paperboard, and pulp, as well as higher net selling prices for our pulp in the first quarter of 2010, compared to the same period in 2009. These improvements were partially offset by lower net selling prices for paperboard and consumer products. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 91.3% of net sales for the quarter ended March 31, 2010, and 85.7% of net sales for the same period in 2009. The increase of $56.3 million, or 22.9%, in the 2010 period compared to 2009 was primarily due to costs of the scheduled major maintenance performed at the Idaho pulp and paperboard mill and higher pulp costs, as well as higher overall costs associated with increased shipments in all our businesses.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 14.3% for the quarter ended March 31, 2010, compared to the same period in 2009. The increase was primarily due to costs associated with additional administrative headcount, additional payroll burden due to higher pension expense and higher professional related fees.

Interest expense—Interest expense increased $0.7 million in the first quarter of 2010 compared to the first quarter of 2009. The increase was due to a higher interest rate on our long-term debt outstanding in the first quarter of 2010 compared to the average interest rate on our credit facility and long-term debt outstanding during the first quarter of 2009, as well as amortization of deferred finance fees in the first quarter of 2010 associated with our long-term debt issued in June 2009.

Income tax expense—The effective tax rates were 92.7% and 37.0% for the quarters ended March 31, 2010 and 2009, respectively. The significant increase in the effective tax rate as compared with the prior year was primarily due to an income tax charge of $4.4 million as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. As a result of this legislation, beginning in 2013, we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy.

BUSINESS SEGMENT DISCUSSION

Consumer Products

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$137,850	$136,152
Operating income	24,839	29,136
Percent of net sales	18.0%	21.4%

The Consumer Products segment reported a $1.7 million, or 1.2%, increase in net sales and a $4.3 million decrease in operating income for the first quarter of 2010 compared to the first quarter of 2009. The slight increase in net sales was due to a 3.8% increase in shipment volumes, which were mostly offset by 2.5% lower net selling prices resulting primarily from increased promotional activity. The decrease in operating income was due to a significant increase in pulp costs and higher purchased paper costs.

Pulp and Paperboard

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$208,018	$164,551
Operating income (loss)	(6,769)	2,209
Percent of net sales	N/A	1.3%

Net sales for the Pulp and Paperboard segment were $43.5 million or 26.4% higher in the first quarter of 2010 compared to the first quarter of 2009. The increase in net sales over 2009 was largely due to a 24.9% increase in paperboard shipments, a 37.1% increase in pulp prices and a significant increase in pulp shipments. These increases were slightly offset by a 3.0% decrease in paperboard prices and the downtime associated with the maintenance shutdown of the Idaho pulp and paperboard mill during the first quarter of 2010.

Operating income decreased $9.0 million in the first quarter of 2010 compared to the first quarter of 2009. The decrease in operating income for the segment was due to (i) the scheduled major maintenance at our Idaho pulp and paperboard mill performed during the first quarter of 2010, at a cost of $16.9 million compared to major maintenance costs of $1.5 million in the first quarter of 2009; and (ii) higher freight costs associated with increased shipments compared to the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the quarters ended March 31, 2010 and 2009.

Cash Flows Summary

(Dollars in thousands)	2010	2009
Net cash provided by operating activities	$70,960	$34,771
Net cash used for investing activities	(50,331)	(5,736)
Net cash used for financing activities	(6,192)	(29,401)

Increase (decrease) in cash	$14,437	$(366)

Net cash provided by operating activities increased 104.1% for the first three months of 2010 compared with the same period in 2009. The significant increase was mostly attributable to the receipt of cash from the Federal Government during the first quarter of 2010 related to the alternative fuel mixture tax credits claimed in 2009, as well as a reduction in inventory levels and higher accounts payable and accrued liabilities. These increases were partially offset by higher trade receivables during the period.

For the three months ended March 31, 2010, net cash used for investing activities was $50.3 million, compared to $5.7 million for the first three months of 2009. The increase from 2009 to 2010 was due to an increase of $45.1 million in short-term investments reflecting the investment of our cash assets, including cash generated from operations and alternative fuel mixture tax credits. Capital expenditures were $5.3 million during the first quarter of 2010, compared to $3.6 million in the same period of 2009.

Net cash used for financing activities was $6.2 million for the three months ended March 31, 2010, compared with $29.4 million of cash used for financing activities during the same period in 2009. Cash used for financing activities in the first three months of 2010 primarily consisted of the change in book overdrafts and cash used to pay employee minimum withholding requirements associated with shares issued in settlement of vested restricted stock units during the quarter, partially offset by the excess tax benefits from the share based payment issuance. Cash used for financing activities in the first three months of 2009 primarily consisted of a decrease in payables to Potlatch and the repayment of $10 million in borrowings under our revolving credit facility.

Capital Resources

Against the backdrop of an uncertain economy, as well as the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next 12 months. However, we believe that our cash flows from operations, including cash received in connection with the alternative fuel mixture tax credits earned in 2009, as well as our available borrowing capacity under our credit facility, will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next 12 months.

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

Debt Arrangements

Our expected debt service obligation, consisting of cash payments for interest related to our Senior Notes, is estimated to be approximately $15.9 million for each of 2010 and 2011.

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

Credit Arrangements

As of March 31, 2010, there were no borrowings outstanding under our revolving credit facility, but approximately $1.7 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.75% and 3.50% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 1.00% and 1.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of March 31, 2010, we would have been permitted to draw $106.8 million under the credit facility. As of March 31, 2010, we were eligible to borrow under the credit facility at LIBOR plus 2.75%.

CONTRACTUAL OBLIGATIONS

There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of March 31, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

See Note 2 “Recently Adopted and New Accounting Standards” to the condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks on financial instruments includes interest rate risk on our revolving credit facility. As of March 31, 2010, there were no borrowings outstanding under that facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of March 31, 2010, these contracts covered approximately 16% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2010.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2010. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, entitled “Risk Factors.”

ITEM 6.	Exhibits

The exhibit index is located on page 23 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION (Registrant)

Date: May 6, 2010	By	/s/ Linda K. Massman
Linda K. Massman Vice President, Finance and Chief Financial Officer (Duly Authorized; Principal Financial Officer)

Date: May 6, 2010	By	/s/ Johnathan D. Hunter
Johnathan D. Hunter Corporate Controller (Duly Authorized; Principal Accounting Officer)

CLEARWATER PAPER CORPORATION

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.15(i)[1]	Amendment to Clearwater Paper Corporation Management Deferred Compensation Plan, dated April 27, 2010.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

[1]	Management contract or compensatory plan, contract or arrangement.