Form 10-Q
period 2010-06-30
Clearwater Paper Corp
filed 2010-08-05
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock of the registrant outstanding as of July 30, 2010 was 11,478,909.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.	Condensed Financial Statements

Clearwater Paper Corporation

Condensed Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$343,860	$316,905	$674,481	$603,605

Costs and expenses:
Cost of sales	286,415	267,022	588,379	512,667
Selling, general and administrative expenses	20,145	18,198	38,238	34,028

	306,560	285,220	626,617	546,695

Alternative fuel mixture tax credits	—	76,373	—	76,373

Earnings before interest, debt retirement costs and income taxes	37,300	108,058	47,864	133,283
Interest expense, net	(4,132)	(3,431)	(8,417)	(6,994)
Debt retirement costs	—	(6,250)	—	(6,250)

Earnings before income taxes	33,168	98,377	39,447	120,039
Income tax provision	12,600	22,929	18,421	30,944

Net earnings	$20,568	$75,448	$21,026	$89,095

Net earnings per common share:
Basic	$1.79	$6.64	$1.83	$7.84
Diluted	$1.75	$6.43	$1.78	$7.68

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Condensed Balance Sheets

Unaudited (Dollars in thousands – except per-share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$12,997	$2,824
Short-term investments	319,967	187,926
Receivables, net	110,130	94,458
Taxes receivable	—	101,343
Inventories	143,824	169,761
Deferred tax assets	11,917	12,926
Prepaid expenses	4,920	3,053

Total current assets	603,755	572,291

Land	4,729	4,729
Plant and equipment, net	352,422	359,295
Deferred tax assets	7,479	4,205
Other assets	6,883	6,943

	$975,268	$947,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$111,699	$109,775
Current liability for pensions and other postretirement employee benefits	9,933	9,933

Total current liabilities	121,632	119,708

Long-term debt	148,379	148,285
Liability for pensions and other postretirement employee benefits	229,418	236,422
Other long-term obligations	7,333	5,825
Accrued taxes	74,317	73,487
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 11,477,884 and 11,366,129 shares issued	1	1
Additional paid-in capital	309,876	308,618
Retained earnings	203,104	182,079
Accumulated other comprehensive loss, net of tax	(118,792)	(126,962)

Total stockholders’ equity	394,189	363,736

	$975,268	$947,463

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATIONS
Net earnings	$21,026	$89,095
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	23,727	23,478
Debt retirement costs	—	6,250
Deferred taxes	2,804	7,449
Equity-based compensation expense	3,135	2,024
Employee benefit plans	5,328	5,128
Change in taxes receivable	101,343	—
Working capital changes	16,118	(27,024)
Excess tax benefit from equity-based payment arrangements	(2,585)	(7)
Funding of qualified pension plans	(9,000)	—
Other, net	3,182	(215)

Net cash provided by operating activities	165,078	106,178

CASH FLOWS FROM INVESTING
Change in short-term investments	(132,041)	(62,385)
Additions to plant and equipment	(15,518)	(9,665)

Net cash used for investing activities	(147,559)	(72,050)

CASH FLOWS FROM FINANCING
Change in book overdrafts	(6,460)	(3,888)
Net proceeds from long-term debt	—	38,188
Repayment of notes payable	—	(50,000)
Repayment of payable to Potlatch	—	(16,529)
Deferred loan fees	—	(1,207)
Excess tax benefit from equity-based payment arrangements	2,585	7
Payment of employee restricted stock tax withholdings	(3,439)	—
Other, net	(32)	(356)

Net cash used for financing activities	(7,346)	(33,785)

Increase in cash	10,173	343
Balance at beginning of period	2,824	3,218

Balance at end of period	$12,997	$3,561

Cash payments for income taxes for the six months ended June 30, 2010 and 2009 were $8.8 million and $41.3 million, respectively. Cash received from income tax refunds for the six months ended June 30, 2010 was $99.5 million. Net interest payments for the six months ended June 30, 2010 and 2009 were $8.0 million and $7.2 million, respectively.

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Condensed Statements of Comprehensive Income

Unaudited (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings	$20,568	$75,448	$21,026	$89,095

Other comprehensive income, net of tax:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax expense of $855, $1,078, $2,097 and $1,913	1,336	1,686	3,280	2,992
Amortization of prior service credit included in net periodic cost, net of tax benefit of $57, $68, $115 and $135	(90)	(105)	(180)	(211)
Recognition of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	5,070	—

Other comprehensive income, net of tax	1,246	1,581	8,170	2,781

Comprehensive income	$21,814	$77,029	$29,196	$91,876

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

FINANCIAL STATEMENT PREPARATION AND PRESENTATION

The accompanying Condensed Balance Sheets at June 30, 2010 and December 31, 2009, and the related Condensed Statements of Operations, Cash Flows, and Comprehensive Income for the three months and six months ended June 30, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, or SEC, on February 26, 2010.

We evaluated all subsequent events through the date these financial statements are being filed with the SEC. Except as described in Notes 8 and 10, there were no events or transactions occurring during this subsequent event reporting period that require disclosure in the notes to condensed financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant areas requiring the use of estimates and measurement of uncertainty include the allocations of assets, determination of net realizable value for deferred tax assets, environmental matters, and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.

TRADE ACCOUNTS RECEIVABLE

As of June 30, 2010 and December 31, 2009, we had an allowance of $1.0 million for doubtful accounts based on our estimates of the collectability of outstanding receivables as of those dates.

INVENTORIES

Inventories are stated at the lower of current average cost or market, except that the last-in, first-out method is used to determine cost of logs, chips, sawdust and the majority of our lumber. The average cost method is used to determine the cost of all other inventories.

PROPERTIES

Land, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Estimated useful lives range from 30 to 40 years for buildings and structures, and 2 to 25 years for equipment. Accumulated depreciation totaled $1,273.4 million and $1,251.3 million at June 30, 2010 and December 31, 2009, respectively.

NOTE 2 Recently Adopted and New Accounting Standards

There were no new accounting standards adopted during the three months ended June 30, 2010. We reviewed all new accounting pronouncements issued in the period and concluded that they are not applicable to our business.

NOTE 3 Taxes

The effective income tax rate was 46.7% for the six months ended June 30, 2010, compared to an effective income tax rate of 25.8% for the same period of 2009. The higher effective tax rate for the six months ended June 30, 2010, is primarily due to two discrete items: the passage of the Patient Protection and Affordable Care Act of 2010, as discussed below, which had an unfavorable impact of 11.6% of pre-tax income; and an increase in the reserve for uncertain tax positions due to accrued interest, which had an unfavorable impact of 2.6% of pre-tax income. The effective rate for the first six months of 2009 was favorably impacted by a federal income tax benefit of $9.8 million attributable to electricity produced from qualifying energy resources for the 2006 to 2008 tax years. Excluding all discrete items, the annual effective tax rate for 2010 is estimated to be 34.8%.

In the first quarter of 2010, as a result of the March 2010 enactment of the Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010, we were required to reverse deferred tax assets of $4.4 million through the tax provision as a result of the elimination of the income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy beginning in January 2013.

In the first six months of 2010, we did not record any income in connection with alternative fuel mixture tax credits related to black liquor due to the termination of the tax credit for such use at the end of 2009. During the six months ended June 30, 2010, we received $99.5 million from the Federal Government, of which $83.2 million reflects amounts related to the alternative fuel mixture tax credits earned in 2009 that was included in “Taxes receivable” on our December 31, 2009 balance sheet. The remaining amounts received related to regular income tax overpayments for 2009.

NOTE 4 Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Logs, pulpwood, chips and sawdust	$8,124	$24,120
Lumber	15,622	12,068
Pulp, paperboard and tissue products	79,595	92,293
Materials and supplies	40,483	41,280

	$143,824	$169,761

NOTE 5 Debt

In June 2009, we issued senior unsecured notes, or Senior Notes, in aggregate principal amount of $150.0 million. The notes are due on June 15, 2016 and have an interest rate of 10.625%. The notes were issued at a price equal to 98.792% of their face value. The issuance of these notes generated net proceeds of $144.0 million, which were used to fully repay credit sensitive debentures of $100.0 million originally issued by an affiliate of Potlatch and subsequently assumed by us.

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

NOTE 6 Equity-Based Compensation

We record equity-based compensation expense for awards of restricted stock units, or RSUs, and performance shares. We expense equity-based compensation using the straight-line method, generally over the vesting requirement period. We are authorized to issue up to approximately 1.7 million shares. At June 30, 2010, approximately 0.7 million shares were available for future issuance under the Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan.

Employee equity-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Restricted stock units	$399	$420	$721	$1,053
Performance shares	920	229	1,391	285

Total employee equity-based compensation	$1,319	$649	$2,112	$1,338

Related tax benefit	$465	$151	$$735	$345

RESTRICTED STOCK UNITS

RSUs granted under our Stock Plan are generally subject to a vesting period of one to three years. RSU awards will accrue dividend equivalents based on dividends paid, if any, during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate.

A summary of the status of outstanding RSU awards as of June 30, 2010, and changes during the first six months of 2010, is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Unvested shares outstanding at January 1, 2010	424,756	$14.07
Granted	16,214	48.45
Vested	(208,550)	16.20
Forfeited	(8,597)	14.06

Unvested shares outstanding at June 30, 2010	223,823	$14.57	$12,257

For RSU awards granted during 2010, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during the first six months of 2010 was $3.4 million.

As of June 30, 2010, there was $1.8 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.3 years.

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

A summary of the status of outstanding performance share awards as of June 30, 2010, and changes during the first six months of 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Unvested shares outstanding at January 1, 2010	262,294	$11.27
Granted	70,761	78.71
Vested	—	—
Forfeited	(10,741)	13.97

Unvested shares outstanding at June 30, 2010	322,314	$25.99	$17,650

As of June 30, 2010 there was $5.8 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 1.6 years.

DIRECTOR AWARDS

In connection with joining our board of directors, in January 2009 our outside directors were granted an award of phantom common stock units, which were credited to an account established on behalf of each director and will vest ratably over a three-year period. In May 2009 and 2010, our outside directors were granted equity awards in the form of phantom common stock units as part of their annual compensation, which were credited to their accounts. Certain of the awards granted will vest ratably over a one-year period. These accounts will be credited with additional phantom common stock units equal in value to dividends paid, if any, on the same amount of common stock. Upon separation from service as a director, the vested portion of the phantom common stock units held by the director in a stock unit account will be converted to cash based upon the then market price of the common stock and paid to the director. Due to the cash-settlement feature of the awards, we recognize equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation expense totaling $0.7 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively. We recorded director equity-based compensation expense totaling $1.0 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 7 Earnings per Common Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic average common shares outstanding	11,477,832	11,359,267	11,468,398	11,356,942
Incremental shares due to:
Restricted stock units	151,100	250,370	159,536	228,307
Performance shares	148,318	117,611	157,597	10,174

Diluted average common shares outstanding	11,777,250	11,727,248	11,785,531	11,595,423

Basic net earnings per common share	$1.79	$6.64	$1.83	$7.84
Diluted net earnings per common share	$1.75	$6.43	$1.78	$7.68

Anti-dilutive shares excluded from calculation	57,556	15,387	82,537	22,887

NOTE 8 Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost of our pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

Three months ended June 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$2,045	$1,733	$228	$183
Interest cost	3,792	3,740	1,763	2,145
Expected return on plan assets	(4,907)	(4,879)	—	—
Amortization of prior service cost (credit)	302	355	(449)	(528)
Amortization of actuarial loss	2,116	1,565	75	1,199

Net periodic cost	$3,348	$2,514	$1,617	$2,999

Six months ended June 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$4,009	$3,466	$498	$486
Interest cost	7,687	7,481	3,856	4,221
Expected return on plan assets	(9,695)	(9,758)	—	—
Amortization of prior service cost (credit)	603	710	(898)	(1,056)
Amortization of actuarial loss	4,335	3,130	1,042	1,775

Net periodic cost	$6,939	$5,029	$4,498	$5,426

As discussed in the notes to our financial statements as of and for the year ended December 31, 2009, our company-sponsored pension plans were underfunded by $95.9 million at December 31, 2009. As a result, we are required to make contributions to our qualified pension plans. In April 2010, we contributed $9.0 million to these pension plans, which covered all of the 2009 tax year requirements and a portion of our expected required contributions for the 2010 tax year. In July 2010, we contributed $6.1 million to these pension plans, which fulfilled our remaining requirement related to the 2010 tax year. During the six months ended June 30, 2010, we contributed approximately $0.1 million to our non-qualified pension plan and we estimate contributions will total approximately $0.3 million in 2010. We do not anticipate funding our OPEB plans in 2010 except to pay benefit costs as incurred during the year by plan participants.

NOTE 9 Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$332,964	$332,964	$190,750	$190,750
Long-term debt (Level 1)	148,379	165,000	148,285	166,500

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

Cash and short-term investments are the only assets measured at fair value on a recurring basis. The carrying amount of our short-term investments approximates fair value due to their very short maturity periods, and such investments are at or near market yields.

NOTE 10 Business Interruption and Insurance Recovery

Following the scheduled major maintenance at our Idaho pulp and paperboard mill, on March 22, 2010, a fiberline blow tank collapsed causing a portion of this mill to cease operations for a period of 14 days. We maintain business interruption insurance and filed a claim with our insurance provider to recover costs of the damaged plant and equipment and estimated lost profits due to the disruption of operations during the repair period. In addition to repair and asset replacement costs, we also incurred various other costs, including incremental pulp replacement costs, lost electrical generation, incremental natural gas costs, and incremental chip storage and handling costs with our external chip suppliers. All costs and insurance recoveries were recorded through the cost of sales line item in our condensed statements of operations. The insurance claim for this event totaled $7.8 million, net of the policy deductible of $1.0 million, and was settled in its entirety in June 2010. We received $6.2 million from our property insurance provider during the three months ended June 30, 2010 and $1.6 million subsequent to June 30, 2010 as final payment of the claim.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Segment net sales:
Consumer Products	$145,391	$139,350	$283,241	$275,502
Pulp and Paperboard	217,899	189,711	425,917	354,262

	363,290	329,061	709,158	629,764
Elimination of intersegment net sales	(19,430)	(12,156)	(34,677)	(26,159)

Total segment net sales	$343,860	$316,905	$674,481	$603,605

Intersegment net sales or transfers:
Consumer Products	$18	$21	$45	$39
Pulp and Paperboard	19,412	12,135	34,632	26,120

Total intersegment net sales or transfers	$19,430	$12,156	$34,677	$26,159

Operating income (loss):
Consumer Products	$20,838	$32,182	$45,677	$61,318
Pulp and Paperboard[1]	27,465	83,278	20,696	85,487

	48,303	115,460	66,373	146,805
Corporate and eliminations	(11,003)	(7,402)	(18,509)	(13,522)

Earnings before interest, debt retirement costs, and income taxes	$37,300	$108,058	$47,864	$133,283

Depreciation and amortization:
Consumer Products	$4,125	$3,897	$8,213	$7,797
Pulp and Paperboard	7,270	7,489	14,594	15,055
Corporate	466	371	920	626

Total depreciation and amortization	$11,861	$11,757	$23,727	$23,478

[1]	Operating income for the three and six month periods ended June 30, 2009, for the Pulp and Paperboard segment included $76.4 million associated with alternative fuel mixture tax credits.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as amended, including without limitation, statements regarding our construction of additional converting and paper making capacity, the cost and timing to complete the new paper-making facilities, the pricing and demand for our products, major maintenance costs and capital expenditures, liquidity and future growth opportunities, future revenues, cash flows, energy and chemical costs, wood fiber costs, annual tax rates, benefit plan funding, and our expectation regarding the need to periodically draw upon our credit facility to meet cash requirements. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include the risk factors described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the following:

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

Our businesses were owned by, and we were a subsidiary of Potlatch Corporation, or Potlatch, until our spin-off on December 16, 2008.

Recent Developments

Announced Site Location and Paper Machine Purchase

On June 10, 2010, we announced our decision to build a new tissue manufacturing facility in Shelby, North Carolina as part of our plans to expand our Consumer Products segment in the Southeastern United States. This site will include a Through-Air-Dried, or TAD, paper machine and seven converting lines capable of producing ultra grades of private label tissue products. We have estimated the project will cost approximately $260 million to $280 million with approximately $11 million of the project costs to be incurred in 2010 and substantially all of the remainder in 2011 and 2012.

Components and Trends in our Business

Net sales

Net sales consist of sales of consumer tissue, pulp and paperboard and wood products, net of discounts, returns and allowances and any sales taxes collected. Prices for our consumer tissue products primarily tend to follow the prices of branded tissue products. Demand and pricing for our pulp and paperboard products is largely determined by general global market conditions. Sales price realization for pulp in the second quarter of 2010 increased 78.2% compared to the second quarter of 2009 due to a pulp shortage partly attributable to the decrease in South American pulp production following the earthquake in Chile in February 2010.

Operating costs

	Three Months Ended June 30,
(Dollars in thousands)	2010		2009
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Wood fiber	$84,338	29.4%	$69,815	26.1%
Maintenance and repairs	15,654	5.5	15,199	5.7
Energy	21,451	7.5	22,211	8.3
Chemicals	33,333	11.6	30,106	11.3
Transportation	29,332	10.2	25,195	9.5

	Six Months Ended June 30,
(Dollars in thousands)	2010		2009
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Wood fiber	$158,998	27.0%	$134,471	26.2%
Maintenance and repairs	46,174	7.8	32,087	6.3
Energy	45,904	7.8	46,617	9.1
Chemicals	63,371	10.8	61,749	12.0
Transportation	57,015	9.7	47,970	9.4

Wood fiber. Our most significant operating cost is the cost of wood fiber, including pulp, needed to supply our manufacturing facilities. Pulp costs increased significantly in both the three and six months ended June 30, 2010, compared to the same periods of 2009. As discussed above, the higher costs are partially attributable to a temporary imbalance in global pulp markets resulting from the Chilean earthquake. Overall lumber production in Idaho increased in the second quarter of 2010 compared to the same period in 2009, creating more residual chips and sawdust and decreasing our need for higher priced whole log chips.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.

Major equipment maintenance and repair in our Pulp and Paperboard segment also requires maintenance shutdowns generally lasting up to one week per year at our Idaho facility and up to one week approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. In March 2010 we had machine downtime of eight days at our Idaho pulp and paperboard mill due to scheduled major maintenance costing $16.9 million. We expect to spend an additional $5 million to $6 million on major maintenance in the last half of 2010. Major maintenance and repair costs for 2010 are expected to be approximately $20-25 million.

In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve our safety and to comply with environmental laws. During the three and six months ended June 30, 2010, we spent $10.2 million and $15.5 million, respectively, on capital expenditures compared to $6.1 million and $9.7 million, respectively, in the same periods in 2009. Our capital expenditures for 2010 are expected to be between $40 million and $45 million, including an estimated $11 million associated with our North Carolina TAD paper machine and tissue converting lines.

Energy. We use energy in the form of electricity, hog fuel, steam and natural gas. Energy prices have fluctuated widely over the past decade. We have taken steps to reduce our exposure to volatile energy prices through conservation and by increasing our internal electrical production at our cogeneration facility that produces steam and electricity in Idaho. In addition, to help mitigate our exposure to changes in natural gas prices, we have used firm-price contracts to supply a portion of our natural gas requirements. As of June 30, 2010, these contracts covered approximately 32% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2010. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage.

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

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. We expect our selling, general and administrative expenses to increase as we oversee expansion in the Southeast and as we continue to properly staff our administrative functions and implement additional cost controls and procedures.

Interest expense

Interest expense results from our $150.0 million aggregate principal amount of unsecured senior notes, or Senior Notes, issued by us in June 2009 and interest on any outstanding amounts under our revolving credit facility. Interest expense also includes amortization of deferred finance costs associated with the Senior Notes and credit facility. We expect future quarterly interest expense to decrease significantly through 2012 due to the capitalization of interest during the construction phase of our North Carolina tissue facility.

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

In the six months ended June 30, 2010, we did not record any income in connection with alternative fuel mixture tax credits related to black liquor due to the termination of the tax credit for such use at the end of 2009. During the six months ended June 30, 2010, we received $99.5 million from the Federal Government, of which $83.2 million related to the alternative fuel mixture tax credits earned in 2009.

RESULTS OF OPERATIONS

As of December 31, 2009, we were organized into three reportable operating segments: Consumer Products, Pulp and Paperboard and Wood Products. Commencing on January 1, 2010, the Wood Products operating results have been included in the Pulp and Paperboard segment in order to conform with our new management structure beginning in 2010. We have reclassified applicable segment data of the prior period to reflect this segment change. Sales or transfers between segments are recorded as intersegment net sales based on prevailing market prices.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth data included in our Condensed Statements of Operations as a percentage of net sales.

	Three Months Ended June 30,
(Dollars in thousands)	2010		2009
Net sales	$343,860	100.0%	$316,905	100.0%
Costs and expenses:
Cost of sales	286,415	83.3	267,022	84.3
Selling, general and administrative expenses	20,145	5.9	18,198	5.7

Total operating costs and expenses	306,560	89.2	285,220	90.0

Alternative fuel mixture tax credits	—	—	76,373	24.1

Earnings before interest, debt retirement costs and income taxes	37,300	10.8	108,058	34.1
Interest expense, net	(4,132)	1.2	(3,431)	1.1
Debt retirement costs	—	—	(6,250)	2.0

Earnings before income taxes	33,168	9.6	98,377	31.0
Income tax provision	12,600	3.7	22,929	7.2

Net earnings	$20,568	5.9	$75,448	23.8

Net sales—We experienced increased shipments of our consumer products, wood products, and paperboard as well as higher net selling prices for our pulp and paperboard in the second quarter of 2010, compared to the same period in 2009. These improvements were partially offset by lower net selling prices for consumer products. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 83.3% of net sales for the quarter ended June 30, 2010 and 84.3% of net sales for the same period in 2009. The cost of sales as a percentage of net sales decreased compared to the 2009 period primarily due to a lower percentage of wages, maintenance and repairs, and energy costs offset by a higher percentage of wood fiber costs. The increase in cost of sales of $19.4 million in the 2010 period compared to 2009 was primarily due to higher overall costs associated with increased shipments of our paperboard and tissue products, as well as higher wood fiber costs.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $1.9 million for the second quarter of 2010, compared to the same period in 2009. The increase was primarily due to expenses associated with the development of our new tissue manufacturing and converting facility in the Southeastern United States, as well as additional administrative headcount, additional payroll burden due to higher pension expense and higher professional related fees.

Interest expense—Interest expense increased $0.7 million in the second quarter of 2010 compared to the second quarter of 2009. The increase was due to a higher interest rate on our long-term debt outstanding in the second quarter 2010 compared to the average interest rate on our credit facility and long-term debt outstanding during the second quarter of 2009, as well as amortization of deferred finance fees in the second quarter of 2010 associated with our long-term debt issued in June 2009.

Debt retirement costs—We recorded $6.3 million of expenses in the first half of 2009 associated with the retirement of our $100 million note payable obligation to Potlatch. The $100 million note payable represented the principal amount of credit sensitive debentures originally issued by an affiliate of Potlatch. Prior to our spin-off, we agreed to retain the obligation to pay all amounts due to the holders of the debentures. The $6.3 million represented the interest payment, estimated as of June 2009, that would be required on the December 1, 2009 maturity date of the credit sensitive debentures.

Income tax expense—The effective tax rates were 38.0% and 23.3% for the quarters ended June 30, 2010 and 2009, respectively. The effective tax rate in the prior year period was lower primarily due to a federal income tax benefit of $9.8 million attributable to electricity produced from qualifying energy resources and recognized in 2009 for the 2006 to 2008 tax years.

BUSINESS SEGMENT DISCUSSION

Consumer Products

	Three Months Ended June 30,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$145,391	$139,350
Operating income	20,838	32,182
Percent of net sales	14.3%	23.1%

The Consumer Products segment reported a $6.0 million, or 4.3%, increase in net sales and an $11.3 million decrease in operating income for the second quarter of 2010 compared to the second quarter of 2009. The increase in net sales was due to a 7.2% increase in shipment volumes, offset by 2.7% lower net selling prices resulting primarily from increased promotional activity. The decrease in operating income was mostly due to higher pulp costs in the second quarter of 2010 compared to 2009.

Pulp and Paperboard

	Three Months Ended June 30,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$217,899	$189,711
Operating income	27,465	83,278
Percent of net sales	12.6%	43.9%

Net sales for the Pulp and Paperboard segment were $28.2 million or 14.9% higher in the second quarter of 2010 compared to the second quarter of 2009. The increase in net sales over 2009 was largely due to increases of 4.9% and 3.5% in paperboard shipments and prices, respectively, a 78.2% increase in pulp prices associated with the positive market conditions due to a worldwide shortage of pulp, and increases in wood products prices and shipments. These increases were slightly offset by a 30.1% decrease in pulp shipments to external customers.

Excluding the alternative fuel mixture tax credit of $76.4 million recorded in the second quarter of 2009, operating income increased $20.6 million in the second quarter of 2010 compared to the same period in 2009. The increase in operating income was largely attributable to higher net sales and was partially offset by higher wood fiber, chemical and transportation costs.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth data included in our Condensed Statements of Operations as a percentage of net sales.

	Six Months Ended June 30,
(Dollars in thousands)	2010		2009
Net sales	$674,481	100.0%	$603,605	100.0%
Costs and expenses:
Cost of sales	588,379	87.2	512,667	85.0
Selling, general and administrative expenses	38,238	5.7	34,028	5.6

Total operating costs and expenses	626,617	92.9	546,695	90.6

Alternative fuel mixture tax credits	—	—	76,373	12.7

Earnings before interest, debt retirement costs and income taxes	47,864	7.1	133,283	22.1
Interest expense, net	(8,417)	1.3	(6,994)	1.2
Debt retirement costs	—	—	(6,250)	1.0

Earnings before income taxes	39,447	5.8	120,039	19.9
Income tax provision	18,421	2.7	30,944	5.1

Net earnings	$21,026	3.1	$89,095	14.8

Net sales—We experienced increased shipments of all our products as well as higher net selling prices for our pulp and paperboard and wood products in the six months ended June 30, 2010, compared to the same period in 2009. These improvements were partially offset by lower net selling prices for consumer products. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 87.2% of net sales for the six months ended June 30, 2010, and 85.0% of net sales for the same period in 2009. The increase in the 2010 period compared to 2009 was primarily due to the cost of the scheduled major maintenance performed at the Idaho pulp and paperboard mill in the first half of 2010, as well as higher wood fiber costs.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 12.4% for the six months ended June 30, 2010, compared to the same period in 2009. The increase was primarily due to expenses associated with the expansion of our Consumer Products business in the Southeastern United States and expenses associated with additional administrative headcount, additional payroll burden due to higher pension expense and higher professional related fees.

Interest expense—Interest expense increased $1.4 million in the six months ended June 30, 2010 compared to the same period in 2009. The increase was due to a higher interest rate on our long-term debt outstanding in the first half of 2010 compared to the average interest rate on our credit facility and long-term debt outstanding during the first half of 2009, as well as amortization of deferred finance fees in the first half of 2010 associated with our long-term debt issued in June 2009.

Debt retirement costs—We recorded $6.3 million of expenses in the first half of 2009 associated with the retirement of our $100 million note payable obligation to Potlatch, as discussed in the quarter versus quarter comparison.

Income tax expense—The effective tax rates were 46.7% and 25.8% for the six months ended June 30, 2010 and 2009, respectively. The significant increase in the effective tax rate as compared with the prior year was primarily due to discrete items in each respective year: (i) an income tax charge of $4.4 million as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010; and (ii) a federal income tax benefit of $9.8 million attributable to electricity produced from qualifying energy resources recognized in 2009 for the 2006 to 2008 tax years.

BUSINESS SEGMENT DISCUSSION

Consumer Products

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$283,241	$275,502
Operating income	45,677	61,318
Percent of net sales	16.1%	22.3%

The Consumer Products segment reported a $7.7 million, or 2.8%, increase in net sales and a $15.6 million decrease in operating income for the six months ended June 30, 2010 compared to the same period in 2009. The slight increase in net sales was due to a 5.6% increase in shipment volumes, which were partially offset by 2.6% lower net selling prices resulting primarily from increased promotional activity. The decrease in operating income was due to a significant increase in pulp costs and higher purchased paper costs in the first half of 2010.

Pulp and Paperboard

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$425,917	$354,262
Operating income	20,696	85,487
Percent of net sales	4.9%	24.1%

Net sales for the Pulp and Paperboard segment were $71.7 million or 20.2% higher in the six months ended June 30, 2010 compared to the same period in 2009. The increase in net sales over 2009 was largely due to a 14.1% increase in paperboard shipments, a 58.1% increase in pulp prices, a 23.5% increase in pulp shipments, and increases in wood products net selling prices and shipments. These increases were slightly offset by the downtime associated with the major maintenance shutdown of the Idaho pulp and paperboard mill during the first half of 2010.

Excluding the alternative fuel mixture tax credit of $76.4 million recorded in the first half of 2009, operating income increased $11.6 million in the first half of 2010 compared to the same period in 2009. The increase in operating income for the segment was due to higher net sales as a result of increased pulp and paperboard pricing and shipments during the first half of 2010. These improvements were partially offset by $16.9 million of costs associated with the scheduled major maintenance at our Idaho pulp and paperboard mill performed during the first half of 2010 compared to major maintenance costs of $3.3 million in the same period of 2009, as well as higher wood fiber and transportation costs in the first half of 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the six months ended June 30, 2010 and 2009.

Cash Flows Summary

(Dollars in thousands)	2010	2009
Net cash provided by operating activities	$165,078	$106,178
Net cash used for investing activities	(147,559)	(72,050)
Net cash used for financing activities	(7,346)	(33,785)

Increase in cash	$10,173	$343

Net cash provided by operating activities increased 55.5% for the first six months of 2010 compared with the same period in 2009. The significant increase was mostly attributable to the receipt of cash from the Federal Government during the first six months of 2010 primarily related to the alternative fuel mixture tax credits claimed in 2009, as well as changes in inventory. These increases were partially offset by lower earnings in the first six months of 2010, higher trade receivables during the period and $9.0 million of contributions to our qualified pension plans. The earnings for 2009 included pre-tax income of $76.4 million recorded in the first half of 2009 related to the alternative fuel mixture tax credit.

For the six months ended June 30, 2010, net cash used for investing activities was $147.6 million, compared to $72.1 million for the first six months of 2009. The increased use of cash in 2010 was due largely to an increase of $132.0 million in short-term investments reflecting the investment of our cash assets, including cash generated from operations and alternative fuel mixture tax credits. Capital expenditures were $15.5 million during the first six months of 2010, compared to $9.7 million in the same period of 2009. The increased expenditures were primarily related to the cash outlays associated with our new tissue facility in North Carolina.

Net cash used for financing activities was $7.3 million for the six months ended June 30, 2010, compared with $33.8 million during the same period in 2009. Cash used for financing activities in the first six months of 2010 primarily consisted of the change in book overdrafts and cash used to pay employee minimum withholding requirements associated with shares issued in settlement of vested restricted stock units during the period, partially offset by the excess tax benefits from equity-based payment arrangements. Cash used for financing activities in the first half of 2009 primarily consisted of repayments of payables to Potlatch and the repayment of $50 million in borrowings under our revolving credit facility, partially offset by net proceeds from the issuance of $150 million principal amount of Senior Notes in the first half of 2009.

Capital Resources

Against the backdrop of an uncertain economy, as well as the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations as well as our available borrowing capacity under our credit facility, will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next twelve months.

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

Credit Arrangements

As of June 30, 2010, there were no borrowings outstanding under our revolving credit facility, and approximately $1.7 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.75% and 3.50% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 1.00% and 1.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of June 30, 2010, we would have been permitted to draw $113.3 million under the credit facility. As of June 30, 2010, we were eligible to borrow under the credit facility at LIBOR plus 2.75%.

CONTRACTUAL OBLIGATIONS

As of June 30, 2010, there have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires our management to select and apply accounting policies that best provide the framework to report the results of operations and financial position. The selection and application of those policies requires management to make difficult, subjective and complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, it is possible that materially different amounts would be reported under different conditions or using different assumptions.

As of June 30, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

See Note 2 “Recently Adopted and New Accounting Standards” to the condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks on financial instruments includes interest rate risk on our revolving credit facility. As of June 30, 2010, there were no borrowings outstanding under that facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of June 30, 2010, these contracts covered approximately 32% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2010.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2010. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings

We are party to various legal proceedings arising in the ordinary course of business, which we do not believe to be material to our business, financial condition or liquidity.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, entitled “Risk Factors.”

ITEM 6.	Exhibits

The exhibit index is located on page 25 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION (Registrant)

Date: August 5, 2010	By	/s/ Linda K. Massman
Linda K. Massman Vice President, Finance and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)

Date: August 5, 2010	By	/s/ Johnathan D. Hunter
Johnathan D. Hunter Corporate Controller (Duly Authorized Officer; Principal Accounting Officer)

CLEARWATER PAPER CORPORATION

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.14(i)*[1]	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.14(i) to the Company’s Current Report on Form 8-K filed with the Commission on May 14, 2010).

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
[1]	Management contract or compensatory plan, contract or arrangement.