Form 10-Q
period 2010-09-30
Clearwater Paper Corp
filed 2010-11-05
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock of the registrant outstanding as of October 29, 2010 was 11,478,909.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.	Condensed Financial Statements

Clearwater Paper Corporation

Condensed Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$352,927	$331,484	$1,027,408	$935,089

Costs and expenses:
Cost of sales	303,542	282,485	891,921	795,152
Selling, general and administrative expenses	20,886	18,627	59,124	52,655

	324,428	301,112	951,045	847,807

Alternative fuel mixture tax credit	—	47,137	—	123,510

Earnings before interest, debt retirement costs and income taxes	28,499	77,509	76,363	210,792
Interest expense, net	(3,819)	(4,277)	(12,236)	(11,271)
Debt retirement costs	—	—	—	(6,250)

Earnings before income taxes	24,680	73,232	64,127	193,271
Income tax provision	9,692	27,023	28,113	57,967

Net earnings	$14,988	$46,209	$36,014	$135,304

Net earnings per common share:
Basic	$1.31	$4.07	$3.14	$11.91
Diluted	1.27	3.92	3.05	11.54

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Condensed Balance Sheets

Unaudited (Dollars in thousands – except per-share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$21,507	$2,824
Short-term investments	335,168	187,926
Receivables, net	111,235	94,458
Taxes receivable	2,936	101,343
Inventories	145,276	169,761
Deferred tax assets	11,419	12,926
Prepaid expenses	3,970	3,053

Total current assets	631,511	572,291

Land	5,228	4,729
Plant and equipment, net	349,012	359,295
Deferred tax assets	10,155	4,205
Other assets	7,427	6,943

	$1,003,333	$947,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$122,939	$109,775
Current liability for pensions and other postretirement employee benefits	9,933	9,933

Total current liabilities	132,872	119,708

Long-term debt	148,429	148,285
Liability for pensions and other postretirement employee benefits	224,438	236,422
Other long-term obligations	10,150	5,825
Accrued taxes	75,414	73,487
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 11,478,909 and 11,366,129 shares issued	1	1
Additional paid-in capital	311,178	308,618
Retained earnings	218,093	182,079
Accumulated other comprehensive loss, net of tax	(117,242)	(126,962)

Total stockholders’ equity	412,030	363,736

	$1,003,333	$947,463

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATIONS
Net earnings	$36,014	$135,304
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	35,507	35,170
Debt retirement costs	—	6,250
Deferred taxes	626	(298)
Equity-based compensation expense	6,394	3,679
Employee benefit plans	8,062	7,819
Change in taxes receivable	98,407	(69,715)
Working capital changes	18,264	13,165
Excess tax benefit from equity-based payment arrangements	(2,615)	(18)
Change in non-current accrued taxes	1,927	52,267
Funding of qualified pension plans	(15,100)	—
Other, net	2,268	(575)

Net cash provided by operating activities	189,754	183,048

CASH FLOWS FROM INVESTING
Change in short-term investments	(147,072)	(135,203)
Additions to plant and equipment	(23,111)	(14,498)

Net cash used for investing activities	(170,183)	(149,701)

CASH FLOWS FROM FINANCING
Change in book overdrafts	256	(4,360)
Net proceeds from long-term debt	—	145,188
Repayment of notes payable	—	(50,000)
Repayment of note payable to Potlatch	—	(106,250)
Repayment of payable to Potlatch	—	(16,529)
Deferred loan fees	—	(1,232)
Excess tax benefit from equity-based payment arrangements	2,615	18
Payment of employee restricted stock tax withholdings	(3,470)	—
Other, net	(289)	(751)

Net cash used for financing activities	(888)	(33,916)

Increase (decrease) in cash	18,683	(569)
Balance at beginning of period	2,824	3,218

Balance at end of period	$21,507	$2,649

Cash payments for income taxes for the nine months ended September 30, 2010 and 2009 were $26.0 million and $42.8 million, respectively. Cash received from income tax refunds for the nine months ended September 30, 2010 was $99.5 million. Net interest payments for the nine months ended September 30, 2010 and 2009 were $8.0 million and $6.9 million, respectively.

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

The accompanying notes are an integral part of these condensed financial statements.

Clearwater Paper Corporation

Condensed Statements of Comprehensive Income

Unaudited (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings	$14,988	$46,209	$36,014	$135,304

Other comprehensive income, net of tax:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax expense of $1,048, $1,127, $3,145 and $3,040	1,640	1,762	4,920	4,754
Amortization of prior service credit included in net periodic cost, net of tax benefit of $57, $60, $172 and $195	(90)	(93)	(270)	(304)
Recognition of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	5,070	—

Other comprehensive income, net of tax	1,550	1,669	9,720	4,450

Comprehensive income	$16,538	$47,878	$45,734	$139,754

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

Our businesses were owned by, and we were a subsidiary of, Potlatch Corporation, to which we refer in this report as Potlatch, until our spin-off on December 16, 2008.

ANNOUNCED ACQUISITION OF CELLU TISSUE HOLDINGS, INC.

On September 16, 2010, we announced our agreement to acquire Cellu Tissue Holdings, Inc., or Cellu Tissue, for approximately $518 million, including equity value of approximately $247 million and net debt of approximately $271 million. Cellu Tissue is an Alpharetta, Georgia-based integrated manufacturer of tissue products and reported $511.3 million in net sales for its fiscal year ended February 28, 2010.

The acquisition has been unanimously approved by both companies’ boards of directors and is expected to close in the fourth quarter of 2010, following Cellu Tissue stockholder approval and other customary closing conditions. We expect to pay $12.00 per share in cash for Cellu Tissue’s outstanding common stock and intend to fund the acquisition using a combination of existing cash on hand and proceeds from the $375 million of debt financing that was completed on October 22, 2010 (see discussion regarding new debt issuance in Note 5). In connection with the acquisition of Cellu Tissue, we intend to tender for, or defease, Cellu Tissue’s outstanding 11.50% senior secured notes due in 2014.

FINANCIAL STATEMENT PREPARATION AND PRESENTATION

The accompanying Condensed Balance Sheets at September 30, 2010 and December 31, 2009, and the related Condensed Statements of Operations, Cash Flows, and Comprehensive Income for the three months and nine months ended September 30, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, or SEC, on February 26, 2010.

We evaluated all subsequent events through the date these financial statements are being filed with the SEC. Except as described in Notes 3 and 5, there were no events or transactions occurring during this subsequent event reporting period that require disclosure in the notes to condensed financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant areas requiring the use of estimates and measurement of uncertainty include the determination of net realizable value for deferred tax assets, environmental matters, and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.

TRADE ACCOUNTS RECEIVABLE

As of September 30, 2010 and December 31, 2009, we had an allowance of $1.0 million for doubtful accounts based on our estimates of the collectability of outstanding receivables as of those dates.

INVENTORIES

Inventories are stated at the lower of current average cost or market, except that the last-in, first-out method is used to determine cost of logs, chips, sawdust and the majority of our lumber. The average cost method is used to determine the cost of all other inventories.

PROPERTIES

Land, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Estimated useful lives range from 30 to 40 years for buildings and structures, and 2 to 25 years for equipment. Accumulated depreciation totaled $1,281.2 million and $1,251.3 million at September 30, 2010 and December 31, 2009, respectively.

During the three months ended September 30, 2010, we received a land grant from the local government valued at $0.5 million in connection with the building of our new tissue manufacturing facilities in Shelby, North Carolina.

NOTE 2 Recently Adopted and New Accounting Standards

There were no new accounting standards adopted during the three months ended September 30, 2010. We reviewed all new accounting pronouncements issued in the period and concluded that they are not applicable to our business.

NOTE 3 Taxes

The effective income tax rate was 43.8% for the nine months ended September 30, 2010, compared to an effective income tax rate of 30.0% for the same period of 2009. The higher effective tax rate for the nine months ended September 30, 2010, is primarily due to two discrete items: the passage of the Patient Protection and Affordable Care Act of 2010, as discussed below, which had an unfavorable impact of 5.5%; and an increase in the reserve for uncertain tax positions due to accrued interest, which had an unfavorable impact of 3.3%. Excluding these and other discrete items, the annual effective tax rate for the year is estimated to be 34.8%.

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

In the nine months ended September 30, 2010, we did not record any income in connection with the alternative fuel mixture tax credit related to black liquor due to the termination of the tax credit for such use at the end of 2009. During the nine months ended September 30, 2010, we received $99.5 million from the Federal Government, of which $83.2 million reflects amounts related to the alternative fuel mixture tax credit earned in 2009 that was included in “Taxes receivable” on our December 31, 2009 balance sheet.

Subsequent to September 30, 2010, the Internal Revenue Service issued guidance clarifying the treatment of the cellulosic biofuel producer credit, or CBPC, and the alternative fuel mixture tax credit in regards to the production or use of black liquor at the same facility, in the same tax year. Under the guidance provided, both credits may be claimed in the same year as long as the credits are not claimed for the same gallons of fuel. Given this clarification, and because we have been registered as a CBPC producer, we intend to amend our 2009 corporate income tax return and claim approximately 24.5 million gallons of fuel under the CBPC for that portion of black liquor produced in 2009 for which we did not claim the alternative fuel mixture tax credit. We estimate that this will equate to an additional federal income tax credit of $24.7 million, which we expect to recognize in the fourth quarter of 2010. The CBPC is a non-refundable income tax credit which is deemed to be taxable income in the year the benefit is received. Thus any CBPC benefit we receive will be reduced by the related corporate income tax obligation. We continue to evaluate our options in regards to those periods after early 2009, for which we already claimed the alternative fuel mixture tax credit, in light of the availability of the CBPC.

NOTE 4 Inventories

Inventories at the balance sheet dates consist of:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Logs, pulpwood, chips and sawdust	$17,437	$24,120
Lumber	13,434	12,068
Pulp, paperboard and tissue products	73,160	92,293
Materials and supplies	41,245	41,280

	$145,276	$169,761

NOTE 5 Debt

$375 MILLION SENIOR NOTES DUE 2018

On October 22, 2010, we sold $375 million aggregate principal amount of senior unsecured notes, which we refer to as the 2010 Notes. The gross proceeds were placed into escrow pending our acquisition of Cellu Tissue. If the closing of the acquisition of Cellu Tissue does not occur on or prior to February 1, 2011, or if the merger agreement relating to the acquisition is terminated at any time prior thereto (any such date, the “Trigger Date”), we will be required to redeem the 2010 Notes. The redemption price will be equal to (i) 100% of the aggregate principal amount of the 2010 Notes, if the Trigger Date occurs on or prior to December 31, 2010, and (ii) 101% of the aggregate principal amount of the 2010 Notes, if the Trigger Date occurs after December 31, 2010, in either case plus accrued and unpaid interest to, but not including, the redemption date. If the closing of the acquisition occurs on or prior to February 1, 2011, then upon closing, the net proceeds from the issuance of the 2010 Notes will be released to finance in part our acquisition of Cellu Tissue, to refinance certain existing indebtedness of Cellu Tissue, and to pay fees and expenses incurred as part of the 2010 Note offering, acquisition of Cellu Tissue and related transactions.

The 2010 Notes are due on November 1, 2018, and have an interest rate of 7.125% payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2011. The 2010 Notes will be guaranteed by Cellu Tissue and certain of its existing and future domestic direct and indirect subsidiaries. Prior to November 1, 2013, we may redeem up to 35% of the 2010 Notes at a redemption price equal to 107.125% of the principal amount with the proceeds from one or more qualified equity offerings. We have the option to redeem all or a portion of the 2010 Notes at any time on or after November 1, 2014 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and a “make whole” premium. On or after November 1, 2016, we may redeem all or a portion of the 2010 Notes at 100% of the principal amount plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2010 Notes upon the sale of certain assets and upon a change of control. The 2010 Notes are equal in right of payment with all of our existing and future unsecured senior indebtedness and senior in right of payment to any of our future debt that is expressly subordinated to the 2010 Notes or guarantees.

The terms of the 2010 Notes limit our ability to pay dividends or repurchase equity interests from our stockholders; borrow money; create, incur or guarantee certain debt; incur liens on certain properties; make capital expenditures in amounts in excess of those permitted under the revolving credit agreement; enter into certain affiliate transactions; enter into certain hedging arrangements; and consolidate with or merge with another entity.

$150 MILLION SENIOR NOTES DUE 2016

In June 2009, we issued senior unsecured notes, which we refer to as the 2009 Notes, in aggregate principal amount of $150.0 million. The 2009 Notes are due on September 15, 2016 and have an interest rate of 10.625%. The 2009 Notes were issued at a price equal to 98.792% of their face value. The issuance of the 2009 Notes generated net proceeds after offering expenses of $144.0 million, which were used to fully repay credit sensitive debentures of $100.0 million originally issued by an affiliate of Potlatch and subsequently assumed by us. In our 2009 Statement of Cash Flows as presented in prior filings, we previously reflected the proceeds from the debt issuance on a net basis. In the accompanying Condensed Statements of Cash Flows, we have reclassified such 2009 amounts to reflect the proceeds on a gross basis rather than a net basis. Such reclassification had no effect on net cash used for financing activities.

The 2009 Notes are general unsecured obligations and are therefore not secured by our assets and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by all accounts receivable, inventory and cash. The terms of the notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

REVOLVING CREDIT FACILITY

During the three months ended September 30, 2010, we amended the terms of our revolving credit facility by (i) permitting our acquisition of Cellu Tissue, (ii) permitting the construction of our new tissue manufacturing facilities in Shelby, North Carolina, (iii) increasing our ability to acquire capital and (iv) modifying the factors used in the minimum fixed charge coverage ratio. These amendments resulted in the removal of the $10 million borrowing capacity reserve. As of September 30, 2010 and December 31, 2009, we had no borrowing outstanding under the revolving credit facility.

NOTE 6 Equity-Based Compensation

We record employee equity-based compensation expense for awards of restricted stock units, or RSUs, and performance shares. We expense equity-based compensation using the straight-line method, generally over the vesting requirement period. We are authorized to issue up to approximately 1.7 million shares. At September 30, 2010, approximately 0.7 million shares were available for future issuance under the Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan.

Employee equity-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Restricted stock units	$392	$598	$1,113	$1,651
Performance shares	912	241	2,303	526

Total employee equity-based compensation	$1,304	$839	$3,416	$2,177

Related tax benefit	$440	$310	$1,175	$803

RESTRICTED STOCK UNITS

RSUs granted under our Stock Plan are generally subject to a vesting period of one to three years. RSU awards will accrue dividend equivalents based on dividends paid, if any, during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate.

A summary of the status of outstanding RSU awards as of September 30, 2010, and changes during the first nine months of 2010, is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Unvested shares outstanding at January 1, 2010	424,756	$14.07
Granted	16,214	48.45
Vested	(208,550)	16.20
Forfeited	(9,556)	14.28

Unvested shares outstanding at September 30, 2010	222,864	$14.56	$16,955

For RSU awards granted during 2010, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during the first nine months of 2010 was $3.4 million.

As of September 30, 2010, there was $1.4 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.0 years.

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

A summary of the status of outstanding performance share awards as of September 30, 2010, and changes during the first nine months of 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Unvested shares outstanding at January 1, 2010	262,294	$11.27
Granted	70,761	78.71
Vested	—	—
Forfeited	(13,620)	16.28

Unvested shares outstanding at September 30, 2010	319,435	$26.00	$24,303

As of September 30, 2010 there was $4.9 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 1.4 years.

DIRECTOR AWARDS

In connection with joining our board of directors, in January 2009 our outside directors were granted an award of phantom common stock units, which were credited to an account established on behalf of each director and will vest ratably over a three-year period. In May 2009 and 2010, our outside directors were granted equity awards in the form of phantom common stock units as part of their annual compensation, which were credited to their accounts. Certain of the awards granted will vest ratably over a one-year period. These accounts will be credited with additional phantom common stock units equal in value to dividends paid, if any, on the same amount of common stock. Upon separation from service as a director, the vested portion of the phantom common stock units held by the director in a stock unit account will be converted to cash based upon the then market price of the common stock and paid to the director. Due to the cash-settlement feature of the awards, we recognize equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation expense totaling $2.0 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively. We recorded director equity-based compensation expense totaling $3.0 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 7 Earnings per Common Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic average common shares outstanding	11,478,765	11,361,700	11,471,927	11,358,562
Incremental shares due to:
Restricted stock units	154,179	280,638	167,288	288,279
Performance shares	158,732	137,700	168,710	82,606

Diluted average common shares outstanding	11,791,676	11,780,038	11,807,925	11,729,447

Basic net earnings per common share	$1.31	$4.07	$3.14	$11.91
Diluted net earnings per common share	1.27	3.92	3.05	11.54

Anti-dilutive shares excluded from calculation	—	1,285	57,556	15,387

NOTE 8 Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost of our pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

Three months ended September 30:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$2,004	$1,817	$248	$243
Interest cost	3,844	4,016	1,928	2,110
Expected return on plan assets	(4,848)	(5,153)	—	—
Amortization of prior service cost (credit)	301	375	(448)	(528)
Amortization of actuarial loss	2,168	2,002	520	887

Net periodic cost	$3,469	$3,057	$2,248	$2,712

Nine months ended September 30:
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$6,013	$5,283	$746	$729
Interest cost	11,531	11,497	5,784	6,331
Expected return on plan assets	(14,543)	(14,911)	—	—
Amortization of prior service cost (credit)	904	1,085	(1,346)	(1,584)
Amortization of actuarial loss	6,503	5,132	1,562	2,662

Net periodic cost	$10,408	$8,086	$6,746	$8,138

As discussed in the notes to our financial statements as of and for the year ended December 31, 2009, our company-sponsored pension plans were underfunded by $95.9 million at December 31, 2009. As a result, we are required to make contributions to our qualified pension plans. In April 2010, we contributed $9.0 million to these pension plans, which covered all of the 2009 tax year requirements and a portion of our expected required contributions for the 2010 tax year. In July 2010, we contributed $6.1 million to these pension plans, which fulfilled our remaining requirement for the 2010 tax year. During the nine months ended September 30, 2010, we contributed approximately $0.2 million to our non-qualified pension plan and we estimate contributions will total approximately $0.3 million in 2010. We do not anticipate funding our OPEB plans in 2010 except to pay benefit costs as incurred during the year by plan participants.

NOTE 9 Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and short-term investments (Level 1)	$356,505	$356,505	$190,750	$190,750
Foreign exchange forward contracts (Level 2)	170	170	—	—
Long-term debt (Level 1)	148,429	168,375	148,285	166,500

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

Foreign exchange forward contracts and cash and short-term investments are the only items measured at fair value on a recurring basis. The carrying amount of our short-term investments approximates fair value due to their very short maturity periods, and such investments are at or near market yields. For a description of our methods and assumptions used in determining the fair value of our foreign exchange forward contracts, see Note 12.

NOTE 10 Business Interruption and Insurance Recovery

Following the scheduled major maintenance at our Idaho pulp and paperboard mill, on March 22, 2010, a fiberline blow tank collapsed causing a portion of this mill to cease operations for a period of 14 days. We maintain business interruption insurance and filed a claim with our insurance provider to recover costs of the damaged plant and equipment and estimated lost profits due to the disruption of operations during the repair period. In addition to repair and asset replacement costs, we also incurred various other costs, including incremental pulp replacement costs, lost electrical generation, incremental natural gas costs, and incremental chip storage and handling costs with our external chip suppliers. All costs and insurance recoveries were recorded through the cost of sales line item in our condensed statements of operations. The insurance claim for this event totaled $7.8 million, net of the policy deductible of $1.0 million, and was settled in its entirety in June 2010. We received $6.2 million from our property insurance provider during the three months ended June 30, 2010 and $1.6 million as final payment of the claim in July 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Segment net sales:
Consumer Products	$143,958	$140,190	$427,199	$415,692
Pulp and Paperboard	231,459	204,210	657,376	558,472

	375,417	344,400	1,084,575	974,164
Elimination of intersegment net sales	(22,490)	(12,916)	(57,167)	(39,075)

Total segment net sales	$352,927	$331,484	$1,027,408	$935,089

Intersegment net sales or transfers:
Consumer Products	$20	$18	$65	$57
Pulp and Paperboard	22,470	12,898	57,102	39,018

Total intersegment net sales or transfers	$22,490	$12,916	$57,167	$39,075

Operating income:
Consumer Products	$10,809	$32,080	$56,486	$93,398
Pulp and Paperboard[1]	28,155	53,462	48,851	138,949

	38,964	85,542	105,337	232,347
Corporate and eliminations	(10,465)	(8,033)	(28,974)	(21,555)

Earnings before interest, debt retirement costs and income taxes	$28,499	$77,509	$76,363	$210,792

Depreciation and amortization:
Consumer Products	$4,268	$3,911	$12,481	$11,708
Pulp and Paperboard	7,048	7,338	21,642	22,393
Corporate	464	443	1,384	1,069

Total depreciation and amortization	$11,780	$11,692	$35,507	$35,170

[1]

Operating income for the three and nine months ended September 30, 2009, for the Pulp and Paperboard segment included $47.1 million and $123.5 million, respectively, associated with the alternative fuel mixture tax credit.

NOTE 12 Foreign Exchange Hedging Activities

As part of the construction of our North Carolina tissue facilities, we entered into contracts to purchase equipment denominated in the euro. In accordance with our risk management strategy, we use derivative instruments to hedge certain foreign currency exposures. During the three months ended September 30, 2010, we entered into eight foreign exchange forward transactions with notional amounts ranging from less than $0.1 million to $1.0 million and maturing at various dates over the next nine months. The total notional amount as of September 30, 2010 was $2.9 million. The fair values of our foreign exchange contracts are determined using the income approach and significant other observable inputs, (also known as “Level 2”), as defined by accounting standards. The key inputs used at September 30, 2010 included foreign exchange spot and forward rates, which are available in an active market. We have not designated our foreign exchange forward contracts as hedging instruments, therefore any gain or loss that arises from the exchange rate fluctuations are included in the Condensed Statements of Operations within “Interest expense, net.” We classify cash flows from our derivative programs as cash flows from operating activities within “Other, net” in the Condensed Statements of Cash Flows. The fair values of our foreign exchange hedging contracts at September 30, 2010 were $0.2 million. These foreign exchange contracts are recorded on the Condensed Balance Sheets within “Short-term investments.” We had no foreign exchange hedging activities during the three and nine months ended September 30, 2009.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as amended, including without limitation, statements regarding the pending acquisition of Cellu Tissue, the combined results of the companies following the acquisition, the cost and timing to complete the acquisition, the debt financing related to the acquisition, our construction of additional converting and paper making capacity, the cost and timing to complete the new paper-making facilities, the pricing and demand for our products, major maintenance costs and capital expenditures, liquidity and future growth opportunities, future revenues, cash flows, energy and chemical costs, wood fiber costs, annual tax rates, benefit plan funding, and our expectation regarding the need to periodically draw upon our credit facility to meet cash requirements. Words such as “anticipate,” “expect,” “will,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” “could,” “can,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include the risk factors described in Item 1A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the following:

•	risks and uncertainties arising from the possibility that the closing of the Cellu Tissue acquisition may be delayed or may not occur;

•	difficulties with the integration process or the realization of the benefits expected from the proposed acquisition of Cellu Tissue;

•	exposure of our operations to unidentified liabilities of Cellu Tissue or its subsidiaries;

•	our ability to implement our growth strategies;

•	changes in raw material costs and energy availability and costs;

•	changes in the United States and international economies;

•	changes in customer product preferences;

•	cyclical industry conditions;

•	our qualification to retain the alternative fuel mixture tax credit and the tax treatment associated with receipt of such credit;

•	our ability to utilize the cellulosic biofuel producer credit and the amount of such credit available to us;

•	unanticipated manufacturing disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather related events;

•	the loss of business from any of our three largest Consumer Products segment customers or a large Pulp and Paperboard segment customer;

•	competitive pricing pressures for our products;

•	changes in the relationship between supply and demand in the forest products industry, including the amount of available manufacturing capacity and wood fiber used in manufacturing products;

•	changes in freight costs and disruptions in transportation services;

•	unforeseen environmental liabilities or expenditures;

•	changes in expenses and required cash contributions associated with our pension plans;

•	changes in laws, regulations or industry standards affecting our business;

•	labor disruptions;

•	changes in the level of construction activity; and

•	changes in exchange rates between the U.S. dollar and other currencies.

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

Recent Developments

Announced Acquisition of Cellu Tissue Holdings, Inc.

On September 16, 2010, we announced our agreement to acquire Cellu Tissue Holdings, Inc., or Cellu Tissue, for approximately $518 million, including equity value of approximately $247 million and net debt of approximately $271 million. Cellu Tissue is an Alpharetta, Georgia-based integrated manufacturer of tissue products and reported $511.3 million in net sales for the fiscal year ended February 28, 2010.

Cellu Tissue is a private label and specialty tissue business with ten sites in the Eastern and Midwestern United States and Canada. We believe the acquisition will allow us to better serve existing private label grocery customers and expand into new private label channels by increasing our national manufacturing footprint.

The acquisition has been unanimously approved by both companies’ boards of directors and is expected to close in the fourth quarter of 2010, following Cellu Tissue stockholder approval and other customary closing conditions. Certain of Cellu Tissue’s shareholders, which collectively own approximately 56% of Cellu Tissue’s outstanding common stock, have agreed to vote their shares in favor of the transaction. We expect to pay $12.00 per share in cash for Cellu Tissue’s outstanding common stock and intend to fund the acquisition using a combination of existing cash on hand and proceeds from the $375 million note offering described below.

In connection with the acquisition of Cellu Tissue, we intend to tender for Cellu Tissue’s outstanding 11.50% senior secured notes due in 2014.

2010 Note Offering

On October 22, 2010, we sold $375 million aggregate principal amount of senior unsecured notes, which we refer to as the 2010 Notes, the gross proceeds of which were placed into escrow pending our acquisition of Cellu Tissue. If the closing of the acquisition of Cellu Tissue does not occur on or prior to February 1, 2011, or if the merger agreement relating to the acquisition is terminated at any time prior thereto, we will be required to redeem the 2010 Notes. If the closing of the acquisition occurs on or prior to February 1, 2011, then upon closing, the net proceeds from the issuance of the 2010 Notes will be released to us to finance in part our acquisition of Cellu Tissue, to refinance certain existing indebtedness of Cellu Tissue, and to pay fees and expenses incurred as part of the 2010 Note offering, acquisition of Cellu Tissue and related transactions.

The 2010 Notes are due on November 1, 2018, and have an interest rate of 7.125% payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2011. The 2010 Notes will be guaranteed by Cellu Tissue and certain of its existing and future domestic direct and indirect subsidiaries.

Announced Site Location and Paper Machine Purchase

On June 10, 2010, we announced our decision to build new tissue manufacturing facilities in Shelby, North Carolina as part of our plans to expand our Consumer Products segment in the Eastern United States. This site will include a Through-Air-Dried, or TAD, paper machine and is currently expected to have seven converting lines capable of producing ultra grades of private label tissue products. We have estimated the project will cost approximately $260 million to $280 million. Of that amount, we expect to incur approximately $12 million of the project costs, and potentially an additional $6 to $8 million in connection with an advance payment on the TAD paper machine, in 2010. Substantially all of the remainder amounts will be spent in 2011 and 2012.

Components and Trends in our Business

Net sales

Net sales consist of sales of consumer tissue, pulp and paperboard and wood products, net of discounts, returns and allowances and any sales taxes collected. Prices for our consumer tissue products primarily tend to follow the prices of branded tissue products. Demand and pricing for our pulp and paperboard products is largely determined by general global market conditions. Sales price realization for pulp in the third quarter of 2010 increased 42.8% compared to the same period in 2009 due to continued strong pulp pricing attributable to the sustained strong world-wide demand in the pulp market.

Operating costs

	Three Months Ended September 30,
(Dollars in thousands)	2010		2009
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Wood fiber[1]	$77,149	25.4%	$66,700	23.6%
Maintenance and repairs[2]	19,744	6.5	17,818	6.3
Energy	23,223	7.7	24,954	8.8
Chemicals	34,198	11.3	30,584	10.8
Transportation	30,698	10.1	26,630	9.4

	Nine Months Ended September 30,
(Dollars in thousands)	2010		2009
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Wood fiber[1]	$236,147	26.5%	$201,171	25.3%
Maintenance and repairs[2]	65,918	7.4	49,905	6.3
Energy	69,127	7.8	71,571	9.0
Chemicals	97,569	10.9	92,333	11.6
Transportation	87,713	9.8	74,600	9.4

[1]	Excluding intersegment amounts.
[2]	Excluding related labor costs.

Wood fiber. Our most significant operating cost is the cost of wood fiber, including pulp, needed to supply our manufacturing facilities. Pulp costs increased significantly in both the three and nine months ended September 30, 2010, compared to the same periods of 2009. As discussed above, the higher costs are partially attributable to continued high demand in the global pulp markets. However, overall lumber production in Idaho increased in the third quarter of 2010 compared to the same period in 2009, creating more residual chips and sawdust and decreasing our need for higher priced whole log chips.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.

Major equipment maintenance and repair in our Pulp and Paperboard segment also requires maintenance shutdowns generally lasting up to one week per year at our Idaho facility and up to one week approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. In March 2010 we had machine downtime of eight days at our Idaho pulp and paperboard mill due to scheduled major maintenance costing $16.9 million. In the third quarter of 2010, we had two days of machine downtime during scheduled major maintenance at our Arkansas pulp and paperboard mill and spent $4.0 million. Major maintenance and repair costs are expected to be approximately $2 to $3 million for the remainder of 2010.

In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve our safety and to comply with environmental laws. During the three and nine months ended September 30, 2010, we spent $7.6 million and $23.1 million, respectively, on capital expenditures compared to $4.8 million and $14.5 million, respectively, in the same periods in 2009. Our capital expenditures for 2010 are expected to be between $40 million and $45 million, including an estimated $12 million associated with our North Carolina TAD paper machine and tissue converting lines. We may also spend an additional $6 to $8 million in connection with an advance payment on the TAD paper machine in 2010.

Energy. We use energy in the form of electricity, hog fuel, steam and natural gas. Energy prices have fluctuated widely over the past decade. We have taken steps to reduce our exposure to volatile energy prices through conservation and by increasing our internal electrical production at our cogeneration facility that produces steam and electricity in Idaho. In addition, to help mitigate our exposure to changes in natural gas prices, we have used firm-price contracts to supply a portion of our natural gas requirements. As of September 30, 2010, these contracts covered approximately 26% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2010, plus lesser amounts for 2011. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage.

Chemicals. We consume a significant amount of chemicals in the production of pulp and paperboard including polyethylene, caustic, starch, sodium chlorate, latex and specialty process paper chemicals. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. However, many of these contracts have pricing mechanisms that adjust with published price indices.

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

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. We expect our selling, general and administrative expenses to increase due to the acquisition of Cellu Tissue, our expansion in the Eastern United States and as we continue to properly staff our administrative functions and implement additional cost controls.

Interest expense

Interest expense is the result of our $150.0 million aggregate principal amount of unsecured senior notes, or 2009 Notes, issued by us in June 2009 and interest on any outstanding amounts under our revolving credit facility. Interest expense also includes amortization of deferred finance costs associated with our 2009 Notes and credit facility. We expect future quarterly gross interest expense to increase significantly due to the 2010 Notes sold in October 2010, which will be partially offset by the capitalization of interest during the construction phase of our North Carolina tissue facilities.

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

In the nine months ended September 30, 2010, we did not record any income in connection with the alternative fuel mixture tax credit related to black liquor due to the termination of the tax credit for such use at the end of 2009. During the nine months ended September 30, 2010, we received $99.5 million from the Federal Government, of which $83.2 million related to the alternative fuel mixture tax credit earned in 2009.

Subsequent to September 30, 2010, the Internal Revenue Service issued guidance clarifying the treatment of the cellulosic biofuel producer credit, or CBPC, and the alternative fuel mixture tax credit in regards to the production or use of black liquor at the same facility, in the same tax year. Under the guidance provided, both credits may be claimed in the same year as long as the credits are not claimed for the same gallons of fuel. Given this clarification, and because we have been registered as a CBPC producer, we intend to amend our 2009 corporate income tax return and claim approximately 24.5 million gallons of fuel under the CBPC for that portion of black liquor produced in 2009 for which we did not claim the alternative fuel mixture tax credit. We estimate that this will equate to an additional federal income tax credit of $24.7 million, which we expect to recognize in the fourth quarter of 2010. The CBPC is a non-refundable income tax credit which is deemed to be taxable income in the year the benefit is received. Thus any CBPC benefit we receive will be reduced by the related corporate income tax obligation. We continue to evaluate our options in regards to those periods after early 2009, for which we already claimed the alternative fuel mixture tax credit, in light of the availability of the CBPC.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth data included in our Condensed Statements of Operations as a percentage of net sales.

	Three Months Ended September 30,
(Dollars in thousands)	2010		2009
Net sales	$352,927	100.0%	$331,484	100.0%
Costs and expenses:
Cost of sales	303,542	86.0	282,485	85.2
Selling, general and administrative expenses	20,886	5.9	18,627	5.6

Total operating costs and expenses	324,428	91.9	301,112	90.8

Alternative fuel mixture tax credit	—	—	47,137	14.2

Earnings before interest, debt retirement costs and income taxes	28,499	8.1	77,509	23.4
Interest expense, net	(3,819)	1.1	(4,277)	1.3

Earnings before income taxes	24,680	7.0	73,232	22.1
Income tax provision	9,692	2.7	27,023	8.2

Net earnings	$14,988	4.3	$46,209	13.9

Net sales—We experienced increased shipments of our consumer products, wood products, and pulp, as well as higher net selling prices for our pulp and paperboard in the third quarter of 2010, compared to the same period in 2009. These improvements were partially offset by lower net selling prices for consumer products and decreased shipments for paperboard. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 86.0% of net sales for the quarter ended September 30, 2010 and 85.2% of net sales for the same period in 2009. The increase in cost of sales of $21.1 million in the 2010 period compared to 2009 was primarily due to higher pulp costs.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 0.3% as a percentage of sales for the third quarter of 2010, compared to the same period in 2009. The increase was mostly attributable to expenses associated with the pending acquisition of Cellu Tissue and the development of our North Carolina tissue facilities.

Interest expense—Interest expense decreased $0.5 million in the third quarter of 2010 compared to the same period in 2009. The decrease was due to capitalized interest of $0.1 million associated with the construction of our North Carolina tissue facilities and increased interest income due to higher cash and short-term investment balances compared to the prior period.

Income tax expense—The effective tax rates were 39.3% and 36.9% for the quarters ended September 30, 2010 and 2009, respectively. The effective tax rate in the prior year period was lower primarily due to a federal income tax benefit of $9.8 million attributable to electricity produced from qualifying energy resources and recognized in 2009 for the 2006 to 2008 tax years.

BUSINESS SEGMENT DISCUSSION

Consumer Products

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$143,958	$140,190
Operating income	10,809	32,080
Percent of net sales	7.5%	22.9%

The Consumer Products segment reported a $3.8 million, or 2.7%, increase in net sales and a $21.3 million decrease in operating income for the third quarter of 2010 compared to the third quarter of 2009. The increase in net sales was due to a 4.3% increase in shipment volumes, offset by 1.6% lower net selling prices resulting primarily from increased promotional activity. The decrease in operating income was primarily due to higher pulp costs in the third quarter of 2010 compared to 2009.

Pulp and Paperboard

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$231,459	$204,210
Operating income	28,155	53,462
Percent of net sales	12.2%	26.2%

Net sales for the Pulp and Paperboard segment were $27.2 million, or 13.3% higher in the third quarter of 2010 compared to the third quarter of 2009. The increase in net sales over 2009 was largely due to an increase of 12.6% in paperboard prices, a 42.8% increase in pulp prices associated with the strong market conditions due to a worldwide shortage of pulp, and increases in wood products shipments. These increases were slightly offset by a 7.0% decrease in paperboard shipments due to scheduled major maintenance downtime during the third quarter of 2010.

Excluding the alternative fuel mixture tax credit of $47.1 million recorded in the third quarter of 2009, operating income increased $21.8 million in the third quarter of 2010 compared to the same period in 2009. The increase in operating income was largely attributable to higher net sales and was partially offset by higher wood fiber, chemical, maintenance and transportation costs.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth data included in our Condensed Statements of Operations as a percentage of net sales.

	Nine Months Ended September 30,
(Dollars in thousands)	2010		2009
Net sales	$1,027,408	100.0%	$935,089	100.0%
Costs and expenses:
Cost of sales	891,921	86.8	795,152	85.0
Selling, general and administrative expenses	59,124	5.8	52,655	5.7

Total operating costs and expenses	951,045	92.6	847,807	90.7

Alternative fuel mixture tax credit	—	—	123,510	13.2

Earnings before interest, debt retirement costs and income taxes	76,363	7.4	210,792	22.6
Interest expense, net	(12,236)	1.2	(11,271)	1.2
Debt retirement costs	—	—	(6,250)	0.7

Earnings before income taxes	64,127	6.2	193,271	20.7
Income tax provision	28,113	2.7	57,967	6.2

Net earnings	$36,014	3.5	$135,304	14.5

Net sales—We experienced increased shipments of all our products as well as higher net selling prices for our pulp, paperboard and wood products in the nine months ended September 30, 2010, compared to the same period in 2009. These improvements were partially offset by lower net selling prices for consumer products. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 86.8% of net sales for the nine months ended September 30, 2010, and 85.0% of net sales for the same period in 2009. The increase in the 2010 period compared to the 2009 period was primarily due to higher wood fiber costs, scheduled major maintenance performed at the Idaho and Arkansas pulp and paperboard mills and higher transportation and chemical costs.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 0.1% as a percentage of sales for the nine months ended September 30, 2010, compared to the same period in 2009. The increase was primarily due to expenses related to our pending acquisition of Cellu Tissue and the construction of our North Carolina tissue facilities, expenses associated with additional administrative headcount, additional payroll burden due primarily to higher pension expense and increased director equity-based compensation expense.

Interest expense—Interest expense increased $1.0 million in the nine months ended September 30, 2010 compared to the same period in 2009. The increase was due to a higher interest rate on our long-term debt outstanding in the nine months ended September 30, 2010 compared to the average interest rate on our credit facility and long-term debt outstanding during the nine months ended September 30, 2009, as well as amortization of deferred finance fees in the nine months ended September 30, 2010 associated with our 2009 Notes. This increase was partially offset by capitalized interest during the construction phase of our converting facility in North Carolina of $0.2 million, increased interest income due to higher cash and short-term investments balances compared to the prior period and gains in foreign exchange derivative contracts.

Debt retirement costs—We recorded $6.3 million of expenses in the first half of 2009 associated with the retirement of our $100 million note payable obligation to Potlatch. The $100 million note payable represented the principal amount of credit sensitive debentures originally issued by an affiliate of Potlatch. Prior to our spin-off, we agreed to retain the obligation to pay all amounts due to the holders of the debentures. The $6.3 million represented the interest payment, estimated as of June 2009, owing on the December 1, 2009 maturity date of the credit sensitive debentures.

Income tax expense—The effective tax rates were 43.8% and 30.0% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate as compared with the prior year was primarily due to discrete items in each respective year: (i) an income tax charge recognized in 2010 of $4.4 million as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010; and (ii) a federal income tax benefit of $9.8 million attributable to electricity produced from qualifying energy resources recognized in 2009 for the 2006 to 2008 tax years.

BUSINESS SEGMENT DISCUSSION

Consumer Products

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$427,199	$415,692
Operating income	56,486	93,398
Percent of net sales	13.2%	22.5%

The Consumer Products segment reported an $11.5 million, or 2.8%, increase in net sales and a $36.9 million decrease in operating income for the nine months ended September 30, 2010 compared to the same period in 2009. The slight increase in net sales was due to a 5.1% increase in shipment volumes, which was partially offset by 2.2% lower net selling prices resulting primarily from increased promotional activity. The decrease in operating income was due to a significant increase in pulp costs and higher purchased paper costs in the nine months ended September 30, 2010.

Pulp and Paperboard

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$657,376	$558,472
Operating income	48,851	138,949
Percent of net sales	7.4%	24.9%

Net sales for the Pulp and Paperboard segment were $98.9 million or 17.7% higher in the nine months ended September 30, 2010 compared to the same period in 2009. The increase in net sales over 2009 was largely due to a 52.3% increase in pulp prices, a 6.2% increase in paperboard shipments, a 29.5% increase in pulp shipments, and increases in net selling prices and shipments for wood products. These increases were slightly offset by the downtime associated with the scheduled major maintenance shutdown of both the Idaho and Arkansas pulp and paperboard mills during the nine months ended September 30, 2010.

Excluding the alternative fuel mixture tax credit of $123.5 million recorded in the nine months ended September 30, 2009, operating income increased $33.4 million in the nine months ended September 30, 2010 compared to the same period in 2009. The increase in adjusted operating income for the segment was due to higher net sales as a result of increased pulp and paperboard pricing and shipments during the nine months ended September 30, 2010. These improvements were partially offset by $20.9 million of costs associated with the scheduled major maintenance performed during the nine months ended September 30, 2010 compared to major maintenance costs of $4.4 million in the same period of 2009, as well as higher wood fiber, transportation and chemical costs in the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the nine months ended September 30, 2010 and 2009.

Cash Flows Summary

(Dollars in thousands)	2010	2009
Net cash provided by operating activities	$189,754	$183,048
Net cash used for investing activities	(170,183)	(149,701)
Net cash used for financing activities	(888)	(33,916)

Increase (decrease) in Cash	$18,683	$(569)

Net cash provided by operating activities increased 3.7% for the nine months ended September 30, 2010 compared with the same period in 2009. The increase was mostly attributable to the receipt of $99.5 million in cash from the Federal Government during the nine months ended September 30, 2010 primarily related to the alternative fuel mixture tax credit claimed in 2009, as well as changes in inventory. These increases were partially offset by lower earnings in the nine months ended September 30, 2010, higher trade receivables during the period and $15.1 million of contributions to our qualified pension plans. The earnings for 2009 included pre-tax income of $123.5 million recorded in the nine months ended September 30, 2009 related to the alternative fuel mixture tax credit.

For the nine months ended September 30, 2010, net cash used for investing activities was $170.2 million, compared to $149.7 million for the same period in 2009. The increased use of cash in 2010 was due largely to an increase of $147.1 million in short-term investments reflecting the investment of our cash assets, including cash generated from operations and the alternative fuel mixture tax credit. Capital expenditures were $23.1 million during the nine months ended September 30, 2010, compared to $14.5 million in the same period of 2009. The increased expenditures were primarily related to the cash outlays associated with our new tissue facilities in North Carolina.

Net cash used for financing activities was $0.9 million for the nine months ended September 30, 2010, compared with $33.9 million during the same period in 2009. Cash used for financing activities in the nine months ended September 30, 2010 primarily consisted of the cash used to pay employee minimum withholding requirements associated with shares issued in settlement of vested restricted stock units during the period, partially offset by the excess tax benefits from equity-based payment arrangements. Cash used for financing activities in the nine months ended September 30, 2009 primarily consisted of repayments of payables to Potlatch and the repayment of $50 million in borrowings under our revolving credit facility, partially offset by net proceeds from the issuance of $150 million principal amount of Senior Notes in the first half of 2009.

Capital Resources

Due to an environment of economic uncertainty, as well as the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations as well as our cash on hand and available borrowing capacity under our credit facility will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next twelve months.

We cannot be certain, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we make substantial capital expenditures or consummate an additional acquisition, our debt service requirements could increase. We may be required to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of September 30, 2010, our short-term investments are not restricted and are invested in time or demand deposits, certificates of deposit and U.S. Treasury and U.S. government agency obligations, all of which have very short maturity periods.

Debt Arrangements

Our expected debt service obligation, consisting of cash payments for interest related to our 2010 Notes and 2009 Notes, is estimated to be approximately $15.9 million for 2010 and $43.2 million for 2011.

The terms of each our 2009 Notes and 2010 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; enter into certain hedging arrangements; and consolidate, merge or sell all or substantially all of our assets.

Credit Arrangements

As of September 30, 2010, there were no borrowings outstanding under our revolving credit facility, and approximately $1.7 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.25% and 2.75% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.75% and 1.25% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of September 30, 2010, we would have been permitted to draw $123.3 million under the credit facility. As of September 30, 2010, we were eligible to borrow under the credit facility at LIBOR plus 2.50%.

CONTRACTUAL OBLIGATIONS

As of September 30, 2010, with the exception of the lease associated with our new tissue converting facility being built in Shelby, North Carolina, there have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

The table below outlines our contractual obligations associated with the lease for our new tissue converting facility in Shelby, North Carolina:

	PAYMENTS DUE BY PERIOD
(In thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease	$50,924	$1,048	$4,276	$4,449	$41,151

OFF- BALANCE SHEET ARRANGEMENTS

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

As of September 30, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

See Note 2 “Recently Adopted and New Accounting Standards” to the condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks on financial instruments includes interest rate risk on our revolving credit facility. As of September 30, 2010, there were no borrowings outstanding under that facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of September 30, 2010, these contracts covered approximately 26% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2010, plus lesser amounts for 2011.

Foreign Currency Risk

Virtually all of our non-U.S. sales are denominated in U.S. dollars and accordingly we are not subject to currency exchange risks associated with the receipt of payments in foreign currencies. However, we are currently subject to foreign exchange currency risks associated with overseas purchases of equipment for our North Carolina tissue converting facility. As part of our risk management strategy, we may use derivative financial instruments to hedge this foreign currency risk. In the third quarter of 2010, we began entering into foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce foreign exchange exposure associated with these equipment purchases. As of September 30, 2010, the notional amount of our outstanding forward contracts ranged from less than $0.1 million to $1.0 million offsetting our exposures to the euro. The total notional amount as of September 30, 2010 was $2.9 million. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for trading or speculative purposes.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2010. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings

We are party to various legal proceedings arising in the ordinary course of business, which we do not believe to be material to our business, financial condition or liquidity.

ITEM 1A.	Risk Factors

With the exception of the items below, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, entitled “Risk Factors.”

Risks Related to the Expansion of Consumer Products Business

The expansion of our business through the acquisition of Cellu Tissue and construction of new paper making and converting facilities may not proceed as anticipated and we may have difficulties integrating these operations or acquisitions or realizing anticipated benefits.

Our long-term growth strategy involves expanding our Consumer Products segment in both size and geographic reach. To accomplish this, we intend to acquire Cellu Tissue and build a new TAD paper machine and converting facilities in Shelby, North Carolina. Additionally, we may build other converting and papermaking facilities, pursue acquisitions of new facilities or businesses in addition to the acquisition of Cellu Tissue, or both. Building new, or acquiring and modifying existing manufacturing facilities entails numerous risks, including difficulties in completing such projects on time due to construction and permitting issues, financing the project, completing the project within budget and integrating new operations and personnel. For example, the paper machine facility under construction in Shelby, North Carolina, is highly complex and costly and the paper machine can be manufactured by only a few companies in the world. As a result, the purchase and installation of this paper machine would be delayed in the event the manufacturer is not able to meet our timelines, and we do not expect that we would be able to find a replacement without significant additional cost and delay.

The acquisition of Cellu Tissue and similar transactions that we may enter into involve numerous risks, including inaccurate assessment of undisclosed liabilities, difficulties in integrating the operations, technologies, services and personnel of the acquired business, and personnel turnover. Large construction projects or acquisitions can result in a decrease in our cash, an increase in our indebtedness, or both, and also may limit our ability to access additional capital when needed and divert management’s attention from other business concerns.

We may be unable to identify future suitable building locations or acquisition targets. In addition, we may be unable to achieve anticipated benefits or cost savings from construction projects or acquisitions in the timeframe we anticipate, or at all. Any inability by us to integrate and manage any new or acquired facilities or businesses in a timely and efficient manner, any inability to achieve anticipated cost savings or other anticipated benefits from these projects or acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, financial condition, results of operations or liquidity.

We may not realize the expected benefits of the acquisition of Cellu Tissue because of integration difficulties and other challenges.

The success of the acquisition of Cellu Tissue will depend, in part, on our ability to realize the anticipated benefits from integrating Cellu Tissue’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Cellu Tissue’s business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating financial, manufacturing, logistics, information, communications and other systems;

•	failure to retain key employees;

•	failure to retain key customers;

•	inconsistencies in standards, controls, procedures and policies, including internal control and regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.

Further, the integration of Cellu Tissue’s business will require the focused attention of our management team, including a significant commitment of their time and resources. The need for our management to focus on integration matters could have a material and adverse impact on the sales and operating results of the combined company.

Following completion of the acquisition, we may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Clearwater Paper and Cellu Tissue had achieved or might achieve separately. In addition, the success of the acquisition will depend, in part, on the combined company’s ability to realize the anticipated benefits from the acquisition, including anticipated synergies and costs savings.

The acquisition of Cellu Tissue may expose our operations to unidentified liabilities.

As a result of the acquisition of Cellu Tissue, we will indirectly acquire all of Cellu Tissue’s liabilities, including its contingent liabilities. If there are unknown Cellu Tissue obligations, our business could be materially and adversely affected.

We may learn additional information about Cellu Tissue’s business that adversely affects us or the combined company, such as unknown liabilities or issues that could affect our ability to comply with applicable laws. As a result, we cannot assure that the acquisition will be successful or will not, in fact, harm our business. Among other things, if Cellu Tissue’s liabilities are greater than expected, or if there are material obligations of which we do not become aware of until after the completion of the acquisition, our business could be materially and adversely affected.

We have no indemnification rights under the merger agreement we entered into with Cellu Tissue. Accordingly, if there are unknown Cellu Tissue liabilities, we could suffer severe consequences that could substantially reduce our revenues, earnings and cash flows, and for which we do not have recourse against the former stockholders of Cellu Tissue.

We have incurred substantial indebtedness in order to finance the acquisition of Cellu Tissue, which could adversely affect our business and limit our ability to plan for or respond to changes in our business.

In order to finance the acquisition of Cellu Tissue, we have incurred additional debt of $375 million through the sale of the 2010 Notes, the proceeds of which have been placed in escrow pending the closing of the acquisition. As a result, upon the closing of the acquisition, we will have outstanding indebtedness under the 2009 Notes and the 2010 Notes as well as approximately $16 million of indebtedness of a subsidiary of Cellu Tissue that we expect to assume. These substantial debt obligations could have important consequences to our business. For example:

•	we may not be able to generate sufficient cash flow to meet our substantial debt service obligations;

•

we may be required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts, capital expenditures or strategic acquisitions; and

•

our flexibility in planning for, or reacting to, changes in our business and industry may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. We may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

Business uncertainties and contractual restrictions while the acquisition of Cellu Tissue is pending may have an adverse effect on us.

Uncertainty about the effect of the acquisition of Cellu Tissue on employees, suppliers, partners, regulators and customers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the acquisition is consummated and could cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning our business or seek to change existing business relationships with us.

Risks Related to Our Indebtedness

The indentures for the 2009 Notes and the 2010 Notes, and the credit agreement governing our senior secured revolving credit facility, contain various covenants that limit our discretion in the operation of our business.

The indentures governing the 2009 Notes and the 2010 Notes, and the credit agreement governing our senior secured revolving credit facility contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

•	undergo a change in control;

•	sell assets;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	redeem or repurchase our capital stock;

•	incur additional debt and issue preferred stock;

•	create liens;

•	consolidate, merge, or sell substantially all of our assets;

•	enter into certain transactions with our affiliates;

•	engage in new lines of business; and

•	enter into sale and lease-back transactions.

These restrictions on our ability to operate our business at our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, our senior secured revolving credit facility requires, among other things, that we maintain a minimum fixed charge coverage ratio of at least 1.0-to-1.0 when availability falls below $50 million or an event of default exists. Events beyond our control could affect our ability to meet this financial test.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further increase the risks associated with our substantial leverage.

We may incur substantial additional indebtedness in the future. The terms of our credit agreement governing our senior secured revolving credit facility, and the indentures governing the 2009 Notes and the 2010 Notes, allow us and our subsidiaries to incur additional indebtedness subject to limitations. If new debt is added to our current debt levels, or any debt is incurred by our subsidiaries, the related risks that we and they now face could increase.

To service our indebtedness, we must generate significant cash flows. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the 2009 Notes and the 2010 Notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facility, the 2009 Notes or the 2010 Notes, on commercially reasonable terms or at all.

Our failure to comply with the covenants contained in our secured revolving credit facility or the indentures governing the 2009 Notes and the 2010 Notes, including as a result of events beyond our control, could result in an event of default that could cause repayment of the debt to be accelerated.

If we are not able to comply with the covenants and other requirements contained in the indenture governing the 2009 Notes and 2010 Notes, our secured revolving credit facility or other debt instruments, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a cross default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.

Other Risks

We rely on a limited number of third-party suppliers for certain of the raw materials required for the production of our products. Furthermore, in some cases we rely on a single supplier.

Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality, and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or will continue to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could interrupt production of our products, which would have a material adverse effect on our business.

ITEM 6.	Exhibits

The exhibit index is located on page 30 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: November 4, 2010	By	/s/ Linda K. Massman
Linda K. Massman Vice President, Finance and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)

Date: November 4, 2010	By	/s/ Johnathan D. Hunter
Johnathan D. Hunter
Corporate Controller
(Duly Authorized Officer; Principal Accounting Officer)

CLEARWATER PAPER CORPORATION

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1*	Agreement and Plan of Merger, dated as of September 15, 2010, by and among Clearwater Paper Corporation, Cellu Tissue Holdings, Inc., and Sand Dollar Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Clearwater Paper Corporation with the SEC on September 21, 2010).

10.1*	Voting Agreement, dated as of September 15, 2010, by and among Clearwater Paper Corporation, Weston Presidio V, L.P., Russell C. Taylor, Chipping Wood Fund, LLC and Taylor Investment Partners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Clearwater Paper Corporation with the SEC on September 21, 2010).

10.2*	Commitment Letter, dated as of September 15, 2010, signed by Banc of America Bridge LLC and Banc of America Securities LLC in favor of Clearwater Paper Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Clearwater Paper Corporation with the SEC on September 21, 2010).

10.3	Loan and Security Agreement, dated as of November 26, 2008, by and among Clearwater Paper Corporation and Bank of America, N.A., as administrative agent, and the lenders party thereto.

10.4*	First Amendment to Loan and Security Agreement, dated as of September 15, 2010, by and among the financial institutions signatory thereto, Bank of America, N.A. and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Clearwater Paper Corporation with the SEC on September 21, 2010).

10.5	Employee Matters Agreement, dated as of December 15, 2008, between Clearwater Paper Corporation and Potlatch Corporation.

10.6[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Award, as amended and restated May 12, 2009, to be used for performance share awards approved subsequent to May 12, 2009.

10.7[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Award, as amended and restated December 1, 2009, to be used for annual performance share awards approved subsequent to December 31, 2009.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
[1]	Management contract or compensatory plan, contract or arrangement.