Form 10-K
period 2010-12-31
Clearwater Paper Corp
filed 2011-03-11
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes    ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of June 30, 2010 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $622.8 million. Shares of common stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2011, 11,518,604 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed on or about March 25, 2011, with the Securities and Exchange Commission in connection with the registrant’s 2011 annual meeting of stockholders are incorporated by reference in Part III hereof.

CLEARWATER PAPER CORPORATION

Part I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Our disclosure and analysis in this report and in our Annual Report to Shareholders contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the acquisition of Cellu Tissue, our construction of additional converting and paper making capacity, the cost and timing to complete new facilities, future growth opportunities, future revenues, cash flows, capital expenditures, energy costs, wood fiber costs, manufacturing output, liquidity, the payment of dividends, benefit plan funding levels, the effect of recent accounting standards on our financial condition and results of operations and the tax treatment of the alternative fuels and cellulosic biofuels tax credits. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in Item 1A of this report, including the following:

¡	an inability to successfully implement our expansion strategies;

¡	difficulties with the integration process or the realization of the benefits expected from the acquisition of Cellu Tissue;

¡	difficulties with completion of our new tissue manufacturing and converting facilities;

¡	the Cellu Tissue acquisition may expose our operations to unidentified liabilities;

¡	changes in the cost and availability of wood fiber used in the production of our products;

¡	changes in freight costs and disruptions in transportation services;

¡	changes in raw material costs and energy availability and costs;

¡	changes in customer product preferences and competitors’ product offerings;

¡	changes in the United States and international economies and in general economic conditions in the regions and industries in which we operate;

¡	cyclical industry conditions;

¡	the loss of business from any of our three largest Consumer Products segment customers or a large Pulp and Paperboard segment customer;

¡	competitive pricing pressures for our products;

¡	reliance on a limited number of third-party suppliers for raw materials;

¡	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits;

¡	labor disruptions;

¡	unforeseen environmental liabilities or expenditures;

¡	unanticipated manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilitates caused by fire or weather-related events and IT system failures;

¡	changes in the relationship between supply and demand in the forest products industry, including the amount of available manufacturing capacity and wood fiber used in manufacturing our products;

¡	changes in expenses and required contributions associated with our pension plans;

¡	an inability to fund our debt obligations;

¡	restrictions on our business from debt covenants and terms;

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	1

¡	changes in laws, regulations or industry standards affecting our business; and

¡	changes in exchange rates between the U.S. dollar and other currencies.

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

ITEM 1.	Business

GENERAL

Clearwater Paper Corporation manufactures quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, foam, bleached paperboard, pulp and wood products at 13 manufacturing locations in the U.S. and one in Canada. Our products primarily utilize pulp made from wood fiber. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used at-home and are principally sold to major retailers and wholesale distributors. These include grocery, drug, mass merchants and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. We produce a significant amount of the pulp required in our tissue and paperboard businesses. We also manufacture wood products, including quality cedar used for its attractive appearance, and lumber products for construction.

History

Our facility in Lewiston, Idaho was established in 1927. Excluding the acquisition of Cellu Tissue Holdings Inc., or Cellu Tissue, our businesses were owned directly or indirectly by Potlatch Corporation, which we refer to in this report as Potlatch, until our spin-off on December 16, 2008, which we refer to in this report as the “spin-off.” In the spin-off, Potlatch distributed 100% of the issued and outstanding shares of our common stock to the holders of Potlatch common stock.

Unless the context otherwise requires or unless otherwise indicates, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the company” and “us” refer:

¡	for all periods prior to the spin-off, to the Consumer Products, Pulp and Paperboard and Wood Products businesses separated from Potlatch Corporation in the spin-off; and

¡	for all periods following the spin-off, to Clearwater Paper Corporation and its subsidiaries.

On December 27, 2010, we acquired Cellu Tissue. Cellu Tissue’s customers include consumer retailers and away-from-home, or AFH, distributors of tissue products, and vertically integrated manufacturers and third-party converters serving the tissue, foam and machine-glazed tissue sectors. The Cellu Tissue operations manufacture large rolls of tissue, which we refer to as parent rolls, from purchased pulp and recycled fiber. In 2010, a majority of these parent rolls were converted into finished and packaged tissue products, and the remainder were sold to third-party converters of tissue products.

Cellu Tissue has ten strategically located manufacturing and converting facilities in Connecticut, Georgia, Michigan, Mississippi, New York, Oklahoma, Wisconsin and Ontario, Canada. It recently added a new 323,000 square foot tissue converting facility in Oklahoma City, Oklahoma, which began producing converted tissue products with two lines in June 2010. Six of Cellu Tissue’s facilities manufacture parent rolls for internal conversion and external parent roll sales, two of these facilities produce converted tissue products and two facilities are integrated parent roll manufacturing and converting sites. Cellu Tissue grew its annual parent roll production capacity from approximately 264,000 tons, as of February 28, 2006, to approximately 333,000 tons as of December 31, 2010. In response to market demand for its converted tissue products, Cellu Tissue grew its annual converting capacity from approximately 85,000 tons as of February 28, 2006, to approximately 241,000 tons as of December 31, 2010. For the fiscal year ended February 28, 2010, Cellu Tissue had net sales of $511.3 million and net earnings of $3.8 million.

Strategy

Our long-term strategy is to grow the size and scope of our Consumer Products segment. In the near term, our focus is on maximizing the strategic and financial benefits of the acquisition of Cellu Tissue and our construction of new through-air-dried, or TAD, tissue manufacturing and converting facilities in Shelby, North Carolina. We also plan to optimize the operating efficiencies and cost effectiveness of our premium bleached paperboard production.

¡

Grow Our Consumer Products Business. Our strategy is to grow our capacity and product offerings in the private label tissue market. As part of this strategy, in 2010 we expanded our tissue manufacturing footprint and began construction of additional converting and papermaking capacity. The Cellu Tissue acquisition, which provides us a national manufacturing footprint, will enable us to better and more cost effectively service a diverse customer base. Our ongoing construction of new TAD manufacturing and converting facilities in Shelby, North Carolina, will enable us to offer our customers competitive products in the growing ultra-tissue market segment.

¡

Optimize our Pulp and Paperboard Business. We intend to continue improving our product quality and the mix of paperboard customers. We also plan to be a low cost provider of high quality paperboard by improving the efficiency of our operations and managing the cost of raw materials and energy. We will continue to invest in opportunities with the goal to optimize our manufacturing processes and reduce our overall operating expenses.

ORGANIZATION

Our businesses are organized into two reportable operating segments: Consumer Products and Pulp and Paperboard. Commencing January 1, 2010, the wood products operating results have been consolidated into the Pulp and Paperboard segment. The Consumer Products business includes the Cellu Tissue operations we acquired on December 27, 2010. Additional information relating to the amounts of net sales, operating income (loss), depreciation and amortization, identifiable assets and capital expenditures attributable to each of our operating segments for 2008-2010, as well as geographic information regarding our net sales, is set forth in Note 18 to our consolidated financial statements included in Item 8 of Part II of this report.

Consumer Products Segment

Our Consumer Products segment manufactures and markets consumer private label tissue products in each tissue category, including bathroom tissue, household paper towels, napkins and facial tissue. As a result of the acquisition of Cellu Tissue, we also manufacture AFH bath and towel tissue, machine-glazed tissue, absorbent paper products and foam products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand-like quality to our consumer products customers. A description of our Consumer Products segment facilities is included under Item 2 of Part I of this report. In 2010, our Consumer Products segment had net sales of $570.1 million.

Tissue Industry Overview

Consumer Tissue Products. Our Consumer Products segment competes primarily in the at-home portion of the U.S. tissue market. The U.S. tissue market can be divided into two market segments: the at-home or consumer retail purchase segment, which represents approximately two-thirds of U.S. tissue sales; and the AFH segment (commercial and industrial venue tissue use), which represents the remainder of U.S. tissue market sales.

The United States at-home tissue segment consists of bath, towel, facial and napkin products segments. Each category is further distinguished according to quality segments: ultra, premium, value and economy. As a result of process improvements and consumer demand, the majority of at-home tissue sold in the United States is premium and ultra quality.

At-home tissue producers are comprised of companies that manufacture branded tissue products, private label tissue products, or both. Branded tissue suppliers manufacture, market and sell tissue products under

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	3

their own nationally branded labels. Private label tissue producers sell tissue products to retailers who in turn sell the tissue to consumers under the retailers’ private label brand. Some manufacturers sell both branded and private label tissue products.

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

The tissue making process starts with pulp made from wood chips and sawdust. The pulp is mixed in a blending chest until it reaches a consistency of 96% water and 4% pulp. This mixture is sprayed onto a large rotating porous screen on the paper machine, where the tissue sheet is formed. From this point, the sheet travels through numerous pressure rolls to remove excess water and finally over a large heated drum for drying. The dry sheet is wound into parent rolls weighing several tons, which are placed into storage until the tissue paper is converted into final products or sold to third-party converters. During the converting process, the parent rolls are placed on a converting line where the paper is rewound onto a smaller core for bathroom tissue or household towels, or folded for facial tissue or napkins. Once the product is rewound or folded, it goes through a packaging process and is then shipped to customers.

Machine-Glazed Tissue. Machine-glazed tissue has a glazed coating and, in some cases, other moisture and grease-resistant coatings. Machine-glazed tissue is converted into products such as fast food and commercial food wrappers, gum wrappers, coffee filters, cigarette pack liner paper, wax paper and butter wraps.

Our Consumer Products Business

Our Consumer Products segment manufactures and sells a complete line of at-home products in each tissue category. In bathroom tissue, the majority of our sales are high quality two-ply ultra and premium products. In household paper towels, we produce and sell high-end ultra quality TAD towels as well as premium and value towels. In the facial category, we sell ultra-lotion three-ply facial tissue and a complete line of two-ply premium products as well as value and economy facial tissue. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. Recycled fiber value grade products are also available to customers who wish to further diversify their product portfolio. Tissue parent rolls that we manufacture but do not convert are sold to third-party converters, after being manufactured to their requested specifications, for use in various end products, including bath and facial tissue, assorted paper towels and napkins.

We manufacture and sell a line of AFH products to customers with commercial and industrial business tissue needs. Products include conventional one- and two-ply bath tissue, two-ply paper towels, hard wound towels and dispenser napkins.

We also manufacture and sell machine-glazed tissue, foam products and absorbent paper products. Machine- glazed tissue is sold in a variety of weights, widths and surface characteristics. We sell machine-glazed tissue parent rolls to third-party converters of a variety of products. We also convert a limited amount of our machine-glazed tissue parent rolls into rolls for retail food wrappers. We manufacture foam products, primarily foam plates, as a private branded product to a single customer. Absorbent products we produce include liners for diapers, feminine care products, surgical waddings and other medical and sanitary disposable products.

Our consumer products are manufactured on 14 paper machines in our facilities located throughout the United States and in Ontario, Canada. Parent rolls from these paper machines are then converted and packaged at designated converting facilities located across the United States. In addition to conventional paper making capabilities, two of our paper machines, located in Las Vegas, Nevada and St. Catharines, Ontario, produce TAD tissue that we convert into national brand quality ultra quality paper towels. In 2010, we announced the initiation of construction of a third TAD tissue machine we expect to complete in the fourth quarter of 2012 located in Shelby, North Carolina. This new machine will be capable of producing ultra quality bath tissue and paper towels.

We are a significant producer of private label household tissue products in the United States. In 2010, we produced approximately 57% of the total private label tissue products sold in grocery stores in the United States. In the 11 western states, we produced approximately 91% of the total private label tissue products sold in grocery stores in 2010. We compete with at least three other companies that are much larger than us who sell national brand tissue products, as well as commercial, industrial and private label products. We also compete with other companies that sell commercial, industrial, private label and regional brand products. Our household tissue products are packaged to order for retail chains, wholesalers and cooperative buying organizations throughout the United States and, to a lesser extent, Canada. These products are sold to consumers under the retailer’s own brand. In 2010, excluding Cellu Tissue, we sold a majority of our tissue products to the Kroger Company and two other national grocery store chains, which accounted for approximately 61% of the Consumer Products segment sales. The Kroger Company accounted for 11% of our total net sales in each of 2009 and 2010. Although we believe we have strong long-term relationships with our grocery chain customers and have successfully integrated ourselves within their strategic decision making processes, the loss of one or more of these customers would have a material adverse effect upon the operating results of our Consumer Products segment. The average tenure of our top ten Consumer Products customers in 2010 was approximately 19 years.

We believe that we are the only U.S. consumer tissue manufacturer that solely produces a full line of quality private label tissue products for large retail channels of trade. Most U.S. tissue producers manufacture only branded products, or both branded and private label products. Branded producers generally manufacture their private label products at a quality grade or two below their branded products so as not to impair sales of the branded products. Because we do not produce and market branded tissue products, we are able to offer products that match the quality of leading national brands at lower prices. We are committed to maintaining a high level of quality for our products that matches the quality of the leading national brands, and we utilize independent companies to routinely test our product quality.

We sell private label tissue products through our own sales force to grocery, mass merchant, drug and discount channel stores. We compete based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.

Pulp and Paperboard Segment

Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of solid bleach sulfate, or SBS paperboard. This segment also produces softwood market pulp, which is used as the basis for many paper products, and slush pulp, which it supplies to our Consumer Products segment. This segment also includes a wood products operation consisting of a lumber mill in Lewiston, Idaho that produces dimensional lumber and supplies wood chips to the adjacent pulp and paperboard facility. A description of our pulp and paperboard facilities is included under Item 2 of Part I of this report. In 2010, our Pulp and Paperboard segment had net sales of $879.9 million, which included $77.0 million of intersegment pulp sales to our Consumer Products segment.

Pulp and Paperboard Industry Overview

SBS is a premium paperboard grade that is most frequently used to produce folding cartons, liquid packaging, cups and plates, and commercial printing items. SBS is used to make these products because it is manufactured using virgin fiber produced in a kraft bleaching process, which results in superior stiffness and cleanliness. SBS is often coated with a clay surface in order to provide superior surface printing qualities. SBS can also be coated with a plastic film to provide a moisture barrier for some uses.

In general, the process of making paperboard begins by chemically cooking wood chips and sawdust to make pulp. The pulp is bleached to provide a white, bright pulp, which is formed using our three paperboard machines. Bleached pulp that we supply as market pulp is dried and baled on a pulp drying machine, bypassing the paperboard machines. The various grades of paperboard may be coated with starch and clay,

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	5

and are wound into rolls for shipment to customers for converting to final end uses. For liquid paperboard packaging, a polyethylene or plastic coating is applied by a separate operation to create a barrier that is water resistant and durable.

Folding Cartons Segment. Folding carton is the largest portion of the SBS segment of the paperboard industry. Within the folding carton segment there are varying qualities of SBS. The high end of the folding carton category in general requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. SBS is also used in the packaging of commodity frozen foods, beverages and baked goods.

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

Commercial Printing Segment. Commercial printing applications use light-weight bleached bristols, which are heavyweight paper grades, to produce postcards, signage, sales literature, and cover stock for publications such as brochures, presentation folders and paperback book covers, among other things. The customers in this segment are accustomed to high-quality paper grades, which possess superior printability and brightness compared to most paperboard grades.

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

Our Pulp and Paperboard Business

Our Pulp and Paperboard segment operates facilities in Idaho and Arkansas. As of December 31, 2010, we were one of the five largest producers with approximately 11% of the available bleached paperboard capacity in North America.

Our bleached paperboard is converted by our customers into a variety of end products, including packaging for liquids, food products, pharmaceuticals, cosmetics, paper cups and plates and other consumable goods. We also manufacture lightweight bleached bristols. Our overall pulp and paperboard production consists primarily of folding carton, plate, liquid packaging, cup, softwood pulp, and commercial printing grades.

Folding carton board used in pharmaceuticals, cosmetics and other premium packaging, such as those that incorporate foil and holographic lamination, account for the largest portion of our total paperboard sales. We focus on high-end folding carton applications where the heightened focus on product quality provides for differentiation among suppliers, resulting in margins that are more attractive than in lower grade packaging.

Our liquid carton paperboard is known for its cleanliness and printability, and is engineered for long-lived performance due to its three-ply, 100% softwood construction. Our reputation for producing liquid packaging meeting the most demanding standards for paperboard quality and cleanliness has resulted in meaningful sales in Japan, where consumers have a particular tendency to associate blemish-free, vibrant packaging with the cleanliness, quality, and freshness of the liquids contained inside.

We also sell paperboard for use in food service products. A majority of our sales in this area are used for high-end food packaging, such as premium ice cream.

Our Pulp and Paperboard segment also sells products for commercial printing applications. The commercial print market requires a premium print surface that typically exceeds the demands of high-end folding carton converters. Further, a supplier must be able to deliver small volumes, often within 24 hours. We have achieved growth in this market through investing in improvements in print surface quality at both of our paperboard mills and by focusing sales and marketing efforts on printers and regional paper merchants. We also offer a product line consisting of lighter weight paper grades favored by the commercial print segments and a coated two-side product offering called Ancora.

We have long-standing customer relationships with our paperboard customers. Our top ten customers accounted for approximately 40% of our total paperboard revenues in each of the last four years. Although most of our contracts are annual agreements that can be terminated without penalty, our relationships extend over many years with our top 10 customers.

We do not produce paperboard end-products, so we are not simultaneously a supplier of, and a competitor to, our customers. For example, of the five largest SBS producers in the United States, we are the only producer that does not also convert SBS into end products. We believe our position as a non-integrated supplier has resulted in a diverse group of loyal customers, as they do not have to worry that, in the event of decreased market availability of SBS, we will redirect production to meet internal conversion requirements.

At our Lewiston, Idaho facility we produce bleached softwood pulp, both for internal use and for sale to external customers. In 2010, approximately 65% of our pulp sales consisted of internal sales to our Consumer Products segment and the remaining approximately 35% represented pulp sales to external customers, with the majority of these external sales shipped to customers in Asia.

Of the segment’s $879.9 million of net sales in 2010, $676.7 million, or 77%, was derived from sales of our paperboard products, $42.0 million, or 5%, was derived from the sale to third parties of pulp produced at our facilities, $77.0 million, or 9%, was derived from internal pulp sales to our Consumer Products segment, $83.3 million, or 9%, was derived from the sale of our wood products and $0.9 million was derived from the sale of other paperboard related products. In 2010, approximately 16% of the Pulp and Paperboard segment’s net sales to external customers were generated from sales to international customers, mainly located in Japan, Taiwan, Mexico, China and Canada. As a result of the acquisition of Cellu Tissue, which relied entirely on purchased pulp, we expect to eliminate external sales of pulp produced by our Pulp and Paperboard segment over time and instead utilize that pulp in our Consumer Products segment.

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

Our Pulp and Paperboard group also includes a single lumber mill located on the same site as our pulp and paperboard manufacturing facilities in Lewiston, Idaho. A description of this manufacturing facility is included under Item 2 of Part I of this report. The lumber mill produces and markets appearance grade cedar and dimensional framing lumber products for building products end-users. Our cedar products include appearance grade boards, siding and trim. Our dimensional lumber business includes two-inch dimensional framing lumber, industrial timbers and railroad ties. The lumber mill also supplies wood chips to the adjacent pulp and paperboard facility.

RAW MATERIALS AND INPUT COSTS

For our manufacturing operations, the principal raw material used is wood fiber. During 2010, wood fiber costs, excluding internal pulp purchases, accounted for approximately 27% of our cost of sales. Our Consumer Products segment purchases several varieties of pulp from third parties, in addition to pulp provided by our Pulp and Paperboard segment, for use in manufacturing tissue products. Our Pulp and Paperboard segment purchases a substantial amount of wood chips and sawdust from third parties, including Potlatch pursuant to supply agreements we entered into in connection with the spin-off, for use in the production of pulp. Additionally, our wood products operation purchased approximately 62% of its 2010 log needs from Potlatch pursuant to a supply agreement.

We consume substantial amounts of energy, such as electricity, natural gas, hog fuel, and a modest amount of fuel oil. During 2010, energy costs accounted for approximately 8% of our cost of sales. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are between a

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	7

specific plant and a specific local provider. Under most of these contracts, the providers are bound to provide us with our requirements for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we have used firm-price contracts to mitigate price risk for certain of our energy requirements.

Transportation is another important input in getting our product to our customers. Fuel prices largely determine our transportation costs for delivery of raw materials to our manufacturing facilities and delivery of our finished products to customers. Our total transportation costs were 10% of our cost of sales in 2010.

We utilize a significant amount of chemicals in the production of pulp and paper, including caustic, polyethylene, starch, sodium chlorate, latex and specialty process paper chemicals. During 2010, chemical costs accounted for approximately 11% of our cost of sales. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. However, many of these contracts have pricing mechanisms that adjust with published price indices. In addition, many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are impacted by petroleum prices.

SEASONALITY

Our Consumer Products and Pulp and Paperboard segments are generally not affected by seasonal changes, although a number of our paperboard contracts are subject to renewal at the beginning of each calendar year. Demand for our wood products typically decreases in the winter months when construction activity is slower, and increases in the spring, summer and fall when construction activity is generally higher.

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

EMPLOYEES

As of December 31, 2010, we had approximately 3,830 employees, of which approximately 2,320 were employed by our Consumer Products segment, approximately 1,370 were employed by our Pulp and Paperboard segment and approximately 140 were corporate administration employees. This workforce consisted of approximately 920 salaried and fixed rate employees and approximately 2,910 hourly employees. As of December 31, 2010, approximately 50% of the workforce was covered under collective bargaining agreements.

Unions represent hourly employees at seven of our manufacturing sites. There are no hourly union labor contracts expiring in 2011. The union contracts that have expired and are currently being negotiated are set forth below:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
November 1, 2009	Consumer Products Division—Gouverneur, New York	United Steel Workers (USW)	75
December 13, 2009	Consumer Products Division—Menominee, Michigan	United Steel Workers (USW)	94
August 31, 2010	Consumer Products & Pulp & Paperboard Divisions— Lewiston, Idaho	United Steel Workers (USW)	1,000
August 31, 2010	Consumer Products & Pulp and Paperboard Divisions—Lewiston, Idaho	International Brotherhood of Electrical Workers (IBEW)	54
August 31, 2010	Consumer Products Division— St. Catharines, Ontario	Independent Paperworkers of Canada	95

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

Gordon L. Jones (age 61) has served as President and Chief Executive Officer, and a director of the company since December 2008 and as Chairman since May 2010. From July 2008 to December 2008, Mr. Jones served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From 2001 to 2010, Mr. Jones has served as the President and Managing Member of Jones Investment Group LLC, an investment company. Prior to that, Mr. Jones served from May 1999 to November 2000 as President, Chief Executive Officer, and Director of Blue Ridge Paper Products, Inc., a manufacturer of paperboard and packaging products. From 1983 to 1999, Mr. Jones served in a variety of executive positions with Smurfit-Stone Container Corporation and predecessor companies. Preceding 1983, Mr. Jones served in several management roles at Procter & Gamble.

Linda K. Massman (age 44) has served as Vice President, Finance and Chief Financial Officer since December 2008. From September 2008 to December 2008, Ms. Massman served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From May 2002 to August 2008, Ms. Massman served as the Group Vice President, Finance and Corporate Planning for SUPERVALU Inc., a grocery retail company. Prior to that, Ms. Massman served from 1999 to 2001 as Vice President, Business Planning and Operations for Viquity Corporation, an enterprise software company.

Thomas H. Carter (age 62) has served as Vice President of Human Resources since December 2008. From August 2008 to December 2008, Mr. Carter served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From February 2005 to August 2008, Mr. Carter was retired. From February 2003 to February 2005, Mr. Carter served as Vice President, Human Resources of Sara Lee Coffee & Tea, North America, a division of Sara Lee Corporation. Prior to that, Mr. Carter served from 2002 to 2003 as Senior Director, Employee Relations for Sara Lee Bakery Group, a division of Sara Lee Corporation. From 1999 to 2001, Mr. Carter served as Vice President, Human Resources and Corporate Secretary for Blue Ridge Paper Products, Inc.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	9

Robert P. DeVleming (age 58) has served as Vice President of Consumer Products since December 2008. Prior to December 2008, he was employed by Potlatch Corporation for 30 years. Mr. DeVleming served as Vice President, Consumer Products of Potlatch from October 2004 to December 2008. From May 2003 through October 2004, Mr. DeVleming was Vice President, Sales, Consumer Products of Potlatch Corporation.

Michael S. Gadd (age 46) has served as Vice President, General Counsel and Corporate Secretary since December 2008. From March 2006 to December 2008, Mr. Gadd served as Associate General Counsel of Potlatch Corporation, and served as Corporate Secretary of Potlatch from July 2007 to December 2008. From 2001 to January 2006, Mr. Gadd was an attorney with Perkins Coie, LLP in Portland, Oregon.

Thomas A. Colgrove (age 59) has served as Vice President of Pulp and Paperboard since May 2009. Mr. Colgrove also has responsibility for the company’s wood products business. Prior to May 2009, he was employed by Kimberly-Clark Corporation from 1984 to 2009, in various manufacturing management positions. From September 2006 to April 2009, Mr. Colgrove was the Senior Director—North America Product Supply at Kimberly-Clark and was responsible for seven North American tissue facilities. Prior to that, Mr. Colgrove held a series of Plant Manager positions at five facilities across the U.S.

ITEM 1A.	Risk Factors

Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.

The expansion of our business through the acquisition of Cellu Tissue, other potential acquisitions and construction of new paper making and converting facilities may not proceed as anticipated.

Our long-term growth strategy involves expanding our Consumer Products segment in both size and geographic reach. In December 2010, we acquired Cellu Tissue, which operates manufacturing and converting facilities primarily located on the East Coast and Midwest. Concurrently with our integration of Cellu Tissue, we are building a new TAD paper machine and converting facilities in Shelby, North Carolina. In the future, we may build other converting and papermaking facilities, pursue acquisitions of existing facilities, or both. Building new, or acquiring and modifying existing, manufacturing facilities entails numerous risks, including difficulties in completing such projects on time due to construction and permitting issues, financing the project, completing the project within budget and integrating new operations and personnel. For example, the facilities under construction in Shelby, North Carolina, are highly complex and costly and the paper machine can be manufactured by only a few companies in the world. As a result, the purchase and installation of this paper machine would be delayed in the event the manufacturer is not able to meet our timelines, and we do not expect that we would be able to find a replacement without significant additional cost and delay.

We may be unable to identify future suitable building locations or acquisition targets. In addition, we may be unable to achieve anticipated benefits or cost savings from construction projects or acquisitions in the timeframe we anticipate, or at all. Any inability by us to integrate and manage any new or acquired facilities or businesses in a timely and efficient manner, any inability to achieve anticipated cost savings or other anticipated benefits from these projects or acquisitions in the time frame we anticipate or any unanticipated required increases in promotional or capital spending could adversely affect our business, financial condition, results of operations or liquidity. Large construction projects or acquisitions can result in a decrease in our cash, an increase in our indebtedness, or both, and also may limit our ability to access additional capital when needed and divert management’s attention from other business concerns.

We may not realize the expected benefits of the acquisition of Cellu Tissue because of integration difficulties and other challenges.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of Clearwater Paper and Cellu Tissue had achieved or might have achieved separately. In addition, the success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from the acquisition, including anticipated synergies and costs savings. The integration process will be complex, costly and time-consuming. The potential risks associated with our efforts to integrate the operations of Cellu Tissue’s business include, among others:

¡	failure to implement effectively our business plan for the combined business;

¡	unanticipated issues in integrating financial, manufacturing, logistics, information, communications and other systems;

¡	failure to retain key employees;

¡	failure to retain key customers;

¡	inconsistencies in standards, controls, procedures and policies, including internal control and regulatory requirements under the Sarbanes-Oxley Act of 2002; and

¡	unanticipated issues, expenses and liabilities.

Further, the integration of the Cellu Tissue businesses requires the focused attention of our management team, including a significant commitment of their time and resources. The need for our management to focus on integration matters could have a material and adverse impact on our sales and operating results.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	11

Changes in the cost and availability of wood fiber used in production of our products may adversely affect our results of operations and cash flow.

Wood fiber, primarily wood chips and sawdust, is the principal raw material used in our pulp and paperboard products and the manufacturing of our consumer products. Pulp is subject to significant price fluctuations due to the cyclical nature of wood fiber markets. The average per ton price of pulp purchased by our Consumer Products segment, excluding Cellu Tissue, was approximately 47% higher in 2010 compared to 2009. Increases in pulp prices could adversely affect our earnings if we are unable to pass these cost increases on to our customers or if the timing of any price increases for our products significantly trail the increases in pulp prices. We have not hedged to manage these risks.

Our Consumer Products segment has historically sourced a portion of its wood pulp supply from our Pulp and Paperboard segment, while the Cellu Tissue operations we acquired have historically relied entirely on external suppliers for wood pulp. Consequently, we will have a much greater percentage of our total wood pulp requirements sourced from external suppliers, creating greater exposure to fluctuations in prices for wood pulp.

Much of the wood fiber we use in our pulp manufacturing process is the by-product of lumber mill operations, particularly in Lewiston, Idaho. As a result, the price of these residual wood fibers is affected by operating levels in the lumber industry. The significant reduction in home building over the past three years resulted in the closure or curtailment of operations at many lumber mills. The price of wood fiber is expected to remain volatile until the housing market recovers and lumber mill operations increase. Additionally, the supply and price of wood fiber can be negatively affected by weather and other events.

The effects on market prices for wood fiber resulting from various governmental programs involving tax credits or payments related to biomass and other renewable energy projects are uncertain and could result in a reduction in the supply of wood fiber available for our pulp and paperboard manufacturing operations. If we and our pulp suppliers are unable to obtain wood fiber at favorable prices or at all, our results and operations may be materially adversely affected.

Increases in our transportation costs or disruptions in our transportation services could have a material adverse effect on our business.

Our business, particularly our Consumer Products business, is dependent on transportation services to deliver our products to our customers and to deliver raw materials to us. In 2010, our transportation costs were 10% of our cost of sales. The costs of these transportation services are affected by the volatility in fuel prices, such as those caused by recent geopolitical and economic events. We have not been in the past, and may not be in the future, able to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.

If any transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition and results of operations.

The cost of chemicals and energy needed for our manufacturing processes significantly affects our business.

We use a variety of chemicals in our manufacturing processes, including latex and polyethylene, many of which are petroleum-based chemicals. Prices of chemicals that we purchase were approximately 7% higher in 2010 compared to 2009. Prices for these chemicals have been and are expected to remain volatile. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages and cost increases, ration the amount of chemicals available to us, and therefore we may not be able to obtain at favorable prices the chemicals we need to operate our business, if we are able to obtain them at all. Further, certain specialty chemicals that we purchase are available only from a small number of suppliers. If any of these suppliers were to cease operations or cease doing business with us, we may be unable to obtain such chemicals at favorable prices, if at all.

Our manufacturing operations utilize large amounts of electricity and natural gas. Energy costs were 8% of our cost of sales in 2010, or $92 million. Energy prices have fluctuated widely over the past decade, which in turn affects cost of sales. Our energy expenses were 5% lower in 2010 than in 2009. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, geopolitical events, government regulation, and natural disasters. To help mitigate the exposure to market risk for changes in natural gas commodity pricing, we have used firm-price contracts to supply a portion of our natural gas requirements. We have also taken steps to reduce our energy usage through conservation and increasing our internal energy production at our Lewiston, Idaho cogeneration facility, as has Cellu Tissue at its Menominee, Michigan and East Hartford, Connecticut cogeneration facilities. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.

Any significant energy shortage or significant increase in our energy costs in circumstances where we cannot raise the price of our products could have a material adverse effect on our business, financial condition and results of operations. Any disruption in the supply of energy could also affect our ability to meet customer demand in a timely manner and could harm our reputation.

Changes in demand for certain products could adversely affect our financial results.

Our ability to compete successfully depends on our ability to adjust to increases and decreases in demand. If we are unable to respond to increases in demand, we may need to limit deliveries of some orders for existing customers, which could harm our reputation and our long-term relationships with these customers. Currently, we are unable to meet all of the demand from existing and potential customers for bathroom tissue due to very high demand. Alternatively, if we experience a decrease in demand for certain products, we may incur significant costs in revising our manufacturing plan. If we are not able to respond to changes in demand for our products in a timely manner, our financial position and results of operations may be adversely affected.

Branded products and increased competition over TAD products could have an adverse effect on our financial results.

Our consumer products compete with well-known, branded products, as well as other private label products. Inherent risks in our competitive strategy include whether our products will receive direct and retail customer acceptance, new product offerings by competitors, the effects of consolidation within retailer and distribution channels, and price competition from companies that may have greater financial resources than we do. In addition, some of our private label competitors have built or announced plans to build new papermaking facilities that will produce TAD paper used to produce high-end consumer products that compete with high-end branded products. We currently produce TAD paper used for paper towels at only two facilities, Las Vegas and the recently acquired Cellu Tissue St. Catharine’s, Ontario facility, and we currently do not produce TAD bathroom tissue. If we are unable to offer our existing customers, or new customers, comparable consumer products and in sufficient quantities, we may lose business, not be able to grow our existing business and be forced to sell lower-margin products, all of which could negatively affect our financial condition and results of operations.

Cyclical industry conditions have in the past affected and may continue to adversely affect the operating results and cash flow of our Pulp and Paperboard business.

Our Pulp and Paperboard business is particularly affected by cyclical market conditions. We may be unable to sustain pricing in the face of weaker demand, and weaker demand may in turn cause us to take production downtime. In addition to lost revenue from lower shipment volumes, production downtime causes unabsorbed fixed manufacturing costs due to lower production levels. Our results of operations and cash flows may be materially affected in a period of prolonged and significant market weakness. We are not able to predict market conditions or our ability to sustain pricing and production levels during periods of weak demand.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	13

The loss of, or a significant reduction in, orders from, or changes in prices in regards to, any of our large customers could adversely affect our operating results and financial condition.

In 2010, excluding Cellu Tissue, our Consumer Products segment derived approximately 61% of its net sales, and we derived approximately 25% of our total net sales, from the Kroger Company and two other customers. The Kroger Company accounted for 11% of our total net sales in each of 2009 and 2010. Sales to these three customers have represented nearly 60% of segment net sales in each of the last three fiscal years. We have experienced increased price and promotion competition for our consumer products customers, which can decrease our gross margins and adversely affect our financial condition. Some of the Cellu Tissue customers have the capability to produce the parent rolls or products themselves that they previously purchased from Cellu Tissue. Our Pulp and Paperboard segment sells its products to a large number of customers, although certain customers have historically purchased a significant amount of our pulp or paperboard products.

We do not have long-term contracts with any of our customers that ensure a continuing level of business from them. In addition, our agreements with our customers are not exclusive and generally do not contain minimum volume purchase commitments.

Our relationship with our large customers will depend on our ability to continue to meet their needs for quality products at competitive prices. If we lose one of these customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed. In addition, our focus on these large accounts could affect our ability to serve our smaller accounts, particularly when product supply is tight and we are not able to fully satisfy orders for these smaller accounts.

We rely on a limited number of third-party suppliers for certain raw materials required for the production of our products. Furthermore, in some cases we rely on a single supplier.

Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality, and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or will continue to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole-sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could interrupt production of our products, which would have a material adverse effect on our business.

United States and global economic conditions could have adverse effects on the demand for our products and financial results.

U.S. and global economic conditions have negatively affected and may continue to negatively affect our business and financial results. In particular, the away-from-home consumer paper products market has experienced a decline because of the slowdown in the travel and restaurant industries as a result of the current economic downturn. Recessed economic conditions affect our business in a number of ways, including causing (i) increased pressure for price concessions from customers; (ii) declines in domestic and global demand for paperboard; (iii) shifts in customer purchases that affect the mix of our product sales; (iv) decreased or low housing starts, which increase production costs due to lower wood fiber supplies and extend the slump in demand for our wood products; and (v) financial distress or insolvency for certain customers which could affect our sales volumes or our ability to collect accounts receivable on a timely basis from those customers.

Larger competitors have operational and other advantages over our operations.

The markets for our products are highly competitive, and companies that have substantially greater financial resources compete with us in each market. Some of our competitors will have advantages over us, including lower raw material and labor costs and better access to the inputs of our products.

Our Consumer Products business faces competition from companies that produce the same type of products that we produce or that produce alternative products that customers may use instead of our products. Our Consumer Products business competes with the branded tissue products producers, such as Procter & Gamble, and branded label producers who manufacture branded and private label products, such as Georgia-Pacific and Kimberly-Clark. These companies are far larger than us, have much greater sales, marketing and research and development resources than we do, and enjoy significant cost advantages due to economies of scale. Historically, pure branded tissue producers have not produced private label tissue products. The greater scope and scale of operations enjoyed at our major Consumer Products competitors would allow them to produce greater quantities of private label tissue at lower costs than we incur. In addition, because of their size and resources, these companies may foresee market trends more accurately than we do and develop new technologies that render our products less attractive or obsolete.

Our ability to successfully compete in the pulp and paperboard industry is influenced by a number of factors, including manufacturing capacity, general economic conditions and the availability and demand for paperboard substitutes. Our Pulp and Paperboard business competes with International Paper, MeadWestvaco, Georgia-Pacific, RockTenn and international producers, most of whom are much larger than us. Any increase in manufacturing capacity by any of these or other producers could result in overcapacity in the pulp and paperboard industry, which could cause downward pressure on pricing. In addition, customers could choose to use types of paperboard that we do not produce or could rely on alternative materials, such as plastic, for their products. An increased supply of any of these products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits are uncertain.

In 2009, we received refundable tax credit payments in connection with our use of “black liquor,” a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit was equal to $0.50 per gallon of alternative fuel mixture used. This tax credit expired on December 31, 2009. In 2009, we recorded income of $170.6 million related to the Alternative Fuel Mixture Tax Credit, or AFMTC. We did not record any income in 2010 relating to the AFMTC.

There is relatively little guidance regarding the AFMTC and the law governing the issue is complex. Accordingly, there remains uncertainty as to our qualification to receive the tax credit in 2009, as well as to whether we will be entitled to retain the amounts we received upon further review by the IRS. In addition, while it is our position that payments received or credits taken in relation to the AFMTC should not be subject to corporate income tax, there can be no assurance as to whether or not the amounts we have received will be subject to taxation.

We are also registered with the Internal Revenue Service, or IRS, as a cellulosic biofuel producer, which enables us to claim the $1.01 per gallon Cellulosic Biofuel Producer Credit, or CBPC, in regards to black liquor produced and used as a fuel by us at our pulp mills in 2009. We have changed, and may in the future make additional changes in, our position as to some or all of the credits we claimed under the AFMTC on our 2009 federal income tax form, provided we believe we will have sufficient future federal taxable earnings to enable us to carry forward the credits potentially available under the CBPC. There can be no assurance that we will be able to fully utilize the CBPC.

Our business and financial performance may be harmed by future labor disruptions.

Approximately 50% of our full-time employees are represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. We currently have five collective bargaining agreements under negotiation. Any failure to reach an agreement with one of the unions may result in strikes, lockouts or other labor actions. Any such labor actions, including work slowdowns or stoppages, could have a material adverse effect on our operations and financial results.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	15

We are subject to significant environmental regulation and environmental compliance expenditures, which could increase our costs and subject us to liabilities.

We are subject to various federal, state and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. Increased regulatory activity at the state, federal and international level is possible regarding climate change as well as other emerging environmental issues associated with our manufacturing sites. Compliance with regulations that implement new public policy in these areas might require significant expenditures on our part.

We are required to comply with environmental laws and the terms and conditions of multiple environmental permits. In particular, the pulp and paper industry in the United States is subject to several performance based rules associated with effluent and air emissions as a result of certain of its manufacturing processes. Federal, state and local laws and regulations require us to routinely obtain authorizations from and comply with the evolving standards of the appropriate governmental authorities, which have considerable discretion over the terms of permits. Failure to comply with environmental laws and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to take corrective measures, install pollution control equipment, or take other remedial actions, product recalls or labeling changes. We also may be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis.

We own properties, conduct or have conducted operations at properties, and have assumed indemnity obligations in connection with our spin-off from Potlatch for properties or operations, where hazardous materials have been or were used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to risks under environmental laws that impose liability for historical releases of hazardous substances. There can be no assurance that future environmental permits will be granted or that we will be able to maintain and renew existing permits, and the failure to do so could have a material adverse effect on our results of operations and financial condition.

We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may harm our operating performance.

We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our pulp and paperboard facilities require periodic shutdowns to perform major maintenance. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which the shutdown occurs.

Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. For example, we curtailed operations at our Lewiston Pulp and Paperboard facility in early 2010 as the result of a blow tank collapse and curtailed operations at our Wiggins, Mississippi consumer products facility in early 2011 as the result of a fire. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism, changes in or non-compliance with environmental or safety laws and the lack of availability of services from any of our facility’s key sole suppliers. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition and results of operations.

Our wood products business, which is part of our Pulp and Paperboard segment, is highly sensitive to downturns in the housing market.

Our wood products business is a commodity business, which is closely tied to the demand for, and supply of, housing. The home building industry is influenced by numerous factors, including economic changes nationally and locally, mortgage and other interest rates, consumer confidence, job formation, demographic trends, tax incentives, and the availability of credit. The current depressed conditions in the housing market resulting from, among other factors, excess unsold home inventory levels and lack of availability of credit for lenders, builders and homebuyers, have materially adversely affected our wood products business. A continuing and prolonged downturn in the housing market could have a significant adverse effect on the future results of operations of our Pulp and Paperboard segment.

Our pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing cash available for our business.

We have company-sponsored pension plans covering our salaried and hourly employees. The significant decline in the securities markets beginning in 2008 and resulting substantial decline in the value of equity and fixed income investments held by the plans caused these pension plans to be underfunded because our projected benefit obligation exceeds the aggregate fair value of plan assets. As a result, we are required to make contributions to our qualified pension plans. In 2010, we contributed $15.1 million to these pension plans, which covered all of our 2009 and 2010 tax year requirements as well as made an additional $10.0 million voluntary contribution. The required cash contribution to our qualified pension plans for 2011 is expected to be approximately $8.7 million plus interest payable by September 2011 and we expect to be required to contribute approximately $8.0 million plus interest payable by September 2012. We may be required to make increased annual contributions to our pension plans in future years, which would reduce the cash available for business and other needs.

Our pension and health care costs are subject to numerous factors which could cause these costs to change.

In addition to our pension plans, we provide retiree health care benefits to certain of our current and former U.S. salaried and hourly employees. Our retiree health care costs vary with changes in health care costs generally, which have significantly exceeded general economic inflation rates for many years. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions about future investment returns. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase pension costs. Significant changes in any of these factors may adversely impact our cash flows, financial condition and results of operations.

We rely on information technology in critical areas of our operations, and a disruption relating to such technology could harm our financial condition.

We use information technology, or IT, systems in various aspects of our operations, including enterprise resource planning, management of inventories and customer sales. Some of these systems have been in place for long periods of time. Additionally, with the acquisition of Cellu Tissue, we have different legacy IT systems which we need to integrate. If one of these systems was to fail, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our results of operations and financial condition. In addition, we may underestimate the costs and expenses of developing and implementing new systems.

We have incurred substantial indebtedness in order to finance the acquisition of Cellu Tissue, which could adversely affect our business and limit our ability to plan for or respond to changes in our business.

In order to finance the acquisition of Cellu Tissue, we incurred debt of $375 million through the sale of notes, and assumed approximately $16 million of existing debt issued by a subsidiary of Cellu Tissue. Additionally,

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	17

we have outstanding indebtedness of $150 million under notes we issued in 2009. These substantial debt obligations could have important consequences to our business. For example:

¡	we may not be able to generate sufficient cash flow to meet our substantial debt service obligations;

¡

we may be required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts, capital expenditures or strategic acquisitions; and

¡

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

The indentures for our notes, and our senior secured revolving credit facility, contain various covenants that limit our discretion in the operation of our business and our failure to comply could result in an event of default that could cause repayment of the debt to be accelerated.

The indentures governing the notes we issued in 2009 and 2010, and our senior secured revolving credit facility contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

¡	undergo a change in control;

¡	sell assets;

¡	pay dividends and make other distributions;

¡	make investments and other restricted payments;

¡	redeem or repurchase our capital stock;

¡	incur additional debt and issue preferred stock;

¡	create liens;

¡	consolidate, merge, or sell substantially all of our assets;

¡	enter into certain transactions with our affiliates;

¡	engage in new lines of business; and

¡	enter into sale and lease-back transactions.

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

If we are not able to comply with the covenants and other requirements contained in the indentures governing our notes, our secured revolving credit facility or other debt instruments, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a cross default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.

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

While these provisions have the effect of encouraging persons seeking to acquire control of the company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. We are also subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with a significant stockholder unless specific conditions are met.

ITEM 1B.	Unresolved Staff Comments

None.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	19

ITEM 2.	Properties

FACILITIES

We own and operate facilities located throughout the United States and one in Canada. The following table lists each of our facilities and its location, use, capacity and production. Cellu Tissue was acquired on December 27, 2010:

	USE	LEASED OR OWNED	CAPACITY		PRODUCTIONA
CONSUMER PRODUCTS
Tissue manufacturing facilities:
Lewiston, Idaho	Tissue	Owned	189,000 tons		186,000 tons
Las Vegas, Nevada	TAD tissue	Owned	38,000 tons		38,000 tons
Neenah, Wisconsin	Tissue	Owned	85,000 tons		80,000 tons
Ladysmith, Wisconsin	Tissue	Owned	55,000 tons		54,500 tons
Gouverneur, New York	Tissue	Owned	33,000 tons		33,000 tons
East Hartford, Connecticut	Tissue	Owned	29,000 tons		27,000 tons
St. Catharines, Ontario	TAD tissue	Owned	24,000 tons		24,000 tons
	Machine-glazed tissue		22,000 tons		21,000 tons
Wiggins, Mississippi	Tissue	Owned	24,000 tons		24,000 tons
	Machine-glazed tissue		33,000 tons		32,000 tons
Menominee, Michigan	Machine-glazed tissue	Owned	32,000 tons		32,000 tons
Shelby, North Carolina	TAD tissue	Under construction	N/A		N/A
Tissue converting facilities:
Lewiston, Idaho	Tissue converting	Owned	102,000 tons		92,000 tons
Elwood, IllinoisB	Tissue converting	Leased	68,000 tons		66,000 tons
Las Vegas, Nevada	Tissue converting	Owned	51,000 tons		51,000 tons
Neenah, Wisconsin	Tissue converting	Owned	99,000 tons		52,500 tons
Central Islip, New YorkB	Tissue converting	Leased	38,000 tons		28,500 tons
Oklahoma City, OklahomaB	Tissue converting	Leased	19,000 tons		2,500 tons
Thomaston, GeorgiaB	Tissue converting	Leased	58,000 tons		24,500 tons
Menominee, Michigan	Machine-glazed tissue converting	Owned	27,000 tons		5,500 tons
Shelby, North Carolina	Tissue converting	Under construction	N/A		N/A

PULP AND PAPERBOARD
Pulp Mills:
Cypress Bend, Arkansas	Pulp	Owned	305,000 tons		288,000 tons
Lewiston, Idaho	Pulp	Owned	540,000 tons		516,000 tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	Paperboard	Owned	330,000 tons		317,000 tons
Lewiston, Idaho	Paperboard	Owned	435,000 tons		423,000 tons
Sawmill:
Lewiston, Idaho	Lumber	Owned	215,000 MBF	C	215,000 MBF	C

CORPORATE
Spokane, Washington	Corporate headquarters	Leased	N/A		N/A
Alpharetta, Georgia	Operations and administration	Owned/LeasedD	N/A		N/A

A	Production amounts are approximations for full year 2010.

B	The building located at this facility is leased by Clearwater Paper or a subsidiary, and the operating equipment located within the building is owned by Clearwater Paper or a subsidiary.

C	MBF stands for thousand board feet.

D	Two office suites are owned by Cellu Tissue and seven are leased.

ITEM 3.	Legal Proceedings

We believe there is no pending litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 4.	[Removed and Reserved]

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	21

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET FOR OUR COMMON STOCK

Our common stock is traded on the New York Stock Exchange. The following table sets forth, for each period indicated, the high and low sales prices of our common stock during our two most recent years.

	Common Stock Price
	High	Low
Year Ended December 31, 2010
Fourth Quarter	$85.25	$75.63
Third Quarter	77.13	49.91
Second Quarter	66.02	48.40
First Quarter	58.19	42.71
Year Ended December 31, 2009
Fourth Quarter	$59.90	$37.35
Third Quarter	51.20	25.00
Second Quarter	27.25	7.27
First Quarter	13.00	5.93

HOLDERS

On February 28, 2011, the last reported sale price for our common stock on the New York Stock Exchange was $79.30 per share. As of February 28, 2011, there were approximately 1,155 registered holders of our common stock.

DIVIDENDS

We have not paid any dividends since our spin-off from Potlatch and do not anticipate paying a cash dividend in 2011. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and our stockholders. The declaration and amount of any dividends, however, will be determined by our board of directors and will depend on our earnings, our compliance with the terms of our notes and revolving credit facility that contain certain restrictions on our ability to pay dividends, and any other factors that our board of directors believes are relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Please see Part III, Item 12 of this report for information relating to our equity compensation plans.

ISSUER PURCHASES OF EQUITY SECURITIES

There are currently no authorized repurchase programs in effect under which we may repurchase shares of our outstanding common stock.

ITEM 6.	Selected Financial Data

Prior to our spin-off from Potlatch Corporation on December 16, 2008, we were a wholly-owned subsidiary of Potlatch Corporation. On December 16, 2008, Potlatch distributed 100% of the issued and outstanding shares of our common stock to the holders of Potlatch common stock.

During the period from December 16, 2008 through December 31, 2010, we operated as and were accounted for as a separate public company. Our results of operations and financial condition reflected in the table below cover periods prior to the spin-off and related transactions. The historical financial and other data for periods prior to the spin-off were prepared on a combined basis from Potlatch’s consolidated financial statements using the historical results of operations and basis of the assets and liabilities of Potlatch’s Consumer Products and Pulp and Paperboard businesses and its wood products operation at Lewiston, Idaho, and give effect to allocations of expenses from Potlatch. The statement of financial position data as of December 31, 2006 is unaudited. All other data has been derived from our audited financial statements. Our historical financial and other data is not necessarily indicative of our future performance nor do they necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity prior to December 16, 2008. In addition, all amounts below for 2010 reflect the acquisition of Cellu Tissue on December 27, 2010, including four days of Cellu Tissue’s operating results and incurrence of acquisition related expenses.

(In thousands, except earnings per share amounts)	2010	2009	2008	2007	2006
Net sales	$1,372,965	$1,250,069	$1,255,309	$1,183,032	$1,116,921
Earnings before interest, debt retirement costs and income taxes	98,767	297,440	28,484	52,407	46,263
Net earnings	73,800	182,464	9,743	25,334	20,863
Working capitalA	394,346	452,583	14,022	128,548	166,871
Note payable to Potlatch	—	—	100,000	100,000	100,000
Long-term debt	538,314	148,285	—	—	—
Stockholders’ equity/Potlatch’s net investment	468,349	363,736	180,989	268,032	328,772
Capital expendituresB	47,033	19,328	21,306	20,531	27,505
Property, plant and equipment, net	654,456	364,024	389,867	413,072	441,356
Total assets	1,545,336	947,463	683,266	697,953	741,011
Basic net earnings per common share	$6.43	$16.06	$0.86	$2.23	$1.84
Basic average common shares outstanding	11,474	11,360	11,355	11,355	11,355
Diluted net earnings per common share	$6.24	$15.50	$0.86	$2.23	$1.84
Diluted average common shares outstanding	11,835	11,770	11,355	11,355	11,355

A	Working capital is defined as our current assets less our current liabilities as presented on our Consolidated Balance Sheets in Item 8.

B

Capital expenditures in 2010 include $19.4 million of expenditures related to our new tissue manufacturing and converting facility in Shelby, North Carolina, of which $0.5 million is associated with capitalized interest expense.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report.

OVERVIEW

We were a subsidiary of Potlatch Corporation, which we refer to as Potlatch, until our spin-off on December 16, 2008. Unless the context otherwise requires or unless otherwise indicated, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the company” and “us” refer:

¡	for all periods prior to the spin-off, to the Consumer Products and Pulp and Paperboard segments and its wood products operations at Lewiston, Idaho separated from Potlatch in the spin-off; and

¡	for all periods following the spin-off, to Clearwater Paper Corporation and its subsidiaries.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	23

On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue. The results discussed below include Cellu Tissue operating results for the period December 28, 2010 through December 31, 2010.

Highlights

Acquisition of Cellu Tissue Holdings, Inc.

On December 27, 2010, we completed our acquisition of Cellu Tissue for $247.0 million in cash. In connection with the acquisition of Cellu Tissue, we retired Cellu Tissue’s outstanding senior secured notes for $272.2 million and repaid $32.5 million outstanding under its revolving credit facility. The Cellu Tissue operations include nine consumer products manufacturing facilities located in the Southern, Midwestern and Eastern United States and one site in Canada. Cellu Tissue reported $511.3 million in net sales for the fiscal year ended February 28, 2010. We believe the acquisition allows us to better serve existing private label grocery customers by creating a national manufacturing footprint and provides us with the capability to expand into new private label channels.

2010 Notes Offering

On October 22, 2010, we sold $375 million aggregate principal amount of senior unsecured notes, which we refer to as the 2010 Notes. The net proceeds from the issuance of the 2010 Notes were used to finance in part our acquisition of Cellu Tissue, to refinance certain existing indebtedness of Cellu Tissue, and to pay fees and expenses incurred as part of the Cellu Tissue acquisition.

The 2010 Notes mature on November 1, 2018, and have an interest rate of 7.125% payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2011. The 2010 Notes are guaranteed by certain of our existing and future domestic direct and indirect subsidiaries.

Cellulosic Biofuel Producer Credit

We are registered with the Internal Revenue Service, or IRS, as both an alternative fuel mixer and a producer of cellulosic biofuel. During 2009 we received refundable tax credit payments in connection with our use of “black liquor,” a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. The Alternative Fuel Mixture Tax Credit, or AFMTC, expired on December 31, 2009.

The Cellulosic Biofuel Producer Credit, or CBPC, enables us to claim $1.01 per gallon in regards to black liquor produced and used as a fuel by us at our pulp mills in 2009. During 2010, the IRS issued guidance clarifying the treatment of the CBPC and the AFMTC in regards to the production or use of black liquor at the same facility, in the same tax year. Under the guidance provided, both credits may be claimed in the same year as long as the credits are not claimed for the same gallons of fuel. Furthermore, the IRS guidance made it clear we could convert previously claimed gallons from the AFMTC to the CBPC. We have amended our 2009 corporate income tax return and claimed approximately 25.3 million gallons of fuel under the CBPC for that portion of black liquor produced in 2009 for which we did not claim the AFMTC. This equated to an additional federal income tax credit of $25.5 million, which was recognized in the fourth quarter of 2010. Additionally, we are amending our 2009 corporate income tax return to convert approximately 39.8 million gallons of fuel under the AFMTC to the CBPC. This equated to an additional federal income tax credit of $20.3 million, which was recognized in the fourth quarter of 2010. The CBPC is a non-refundable income tax credit which is deemed to be taxable income in the year the benefit is received. Thus the CBPC benefit was reduced by the related corporate income tax obligation, resulting in an incremental, after tax benefit of $27.1 million during the fourth quarter of 2010, which is included in the income tax provision on our Consolidated Statements of Operations.

Consumer Products Expansion in Shelby, North Carolina

In June 2010, we announced our decision to build new tissue manufacturing and converting facilities in Shelby, North Carolina as part of our plans to expand our Consumer Products segment in the Eastern United States. This site will include a through-air-dried, or TAD, paper machine and is currently expected to have seven converting lines capable of producing ultra grades of private label tissue products. We have estimated the project will cost approximately $260 - $280 million. We incurred $18.9 million of project costs in 2010 and expect to incur an additional $133 million in 2011. Substantially all of the remaining amounts are expected to be spent in 2012.

Business

Clearwater Paper Corporation is a leading producer of private label tissue and paperboard products. Our products are primarily pulp-based and manufactured in the United States.

As of December 31, 2010, our business was organized into two reporting segments:

¡

Our Consumer Products segment manufactures tissue products sold on a private label basis primarily to major grocery store chains, and as a result of the Cellu Tissue acquisition, leading discount and mass merchant retailers and away-from-home distributors. Prior to the acquisition of Cellu Tissue, we operated two tissue mills with related converting facilities in Idaho and Nevada, and an additional converting facility located in Illinois. As a result of the Cellu Tissue acquisition, we now have additional manufacturing and converting facilities in Connecticut, Georgia, Michigan, Mississippi, New York, Wisconsin, Oklahoma, and Ontario, Canada. The segment’s net sales were $570.1 million in 2010, representing approximately 39% of our net sales, before elimination of intersegment net sales. Intersegment net sales were $0.1 million in 2010. Our 2010 segment net sales include Cellu Tissue net sales of $7.3 million from December 28, 2010 through December 31, 2010.

¡

Our Pulp and Paperboard segment manufactures bleached paperboard and bleached softwood pulp. Commencing January 1, 2010, our wood products operation, which produces dimensional framing lumber and appearance grade cedar products at our mill in Idaho, was consolidated into the Pulp and Paperboard segment. We operate two pulp and paperboard mills, one located in Arkansas and one in Idaho. In 2010, approximately 85% of our pulp production was used in the manufacture of our paperboard products or transferred to our Consumer Products segment for use in the production of tissue products. The segment’s net sales were $879.9 million in 2010, representing approximately 61% of our net sales, before elimination of intersegment net sales. Intersegment net sales, consisting of the sale of pulp to our Consumer Products segment, were $77.0 million in 2010.

Developments and Trends in our Business

Our operating results have been and will continue to be influenced by a variety of factors, including the cyclical nature of the pulp and paperboard industry, competition, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses such as for wood fiber and energy, and other factors.

Net Sales

Prices for our consumer tissue products are affected by competitive conditions and the prices of branded tissue products. Demand and pricing for our pulp and paperboard products are largely determined by general global market conditions. Market conditions for pulp improved significantly during 2010. Sales price realization for pulp for 2010 increased 45.2% compared to 2009 due to continued strong pulp pricing partly as result of a pulp shortage attributable to the decrease in South American pulp production following the earthquake in Chile in February 2010. Paperboard prices improved in 2010 compared to prior years. Demand for our wood products is largely related to the U.S. housing market, which continues to be in a prolonged downturn.

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

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	25

Demand for our paperboard products is related to the state of the North American economy in general, as well as, in the case of our paperboard products, the economies of East Asia. The demand for our wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth and other factors.

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. In addition, our industry is capital intensive, which leads to high fixed costs, large capital outlays and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors have lower production costs, greater buying power and, as a result, these competitors may be less adversely affected than we are by price decreases.

Net sales consist of sales of consumer tissue, pulp and paperboard and wood products, net of discounts, returns and allowances and any sales taxes collected. Sales taxes, when collected, are recorded as a current liability until remitted to the appropriate governmental entities.

Operating Costs

	Year Ended December 31,
	2010		2009		2008
(Dollars in thousands)	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Wood fiber[1]	$314,263	26.8%	$269,683	25.6%	$325,353	27.6%
Chemicals	132,263	11.3	123,194	11.7	142,983	12.1
Transportation	117,316	10.0	100,267	9.5	123,187	10.4
Energy	91,977	7.8	97,304	9.2	114,664	9.7
Maintenance and repairs[2]	82,368	7.0	69,919	6.6	61,890	5.2

[1]	Excluding intersegment amounts.

[2]	Excluding related labor costs.

Our principal operating cost items are wood fiber, chemicals, transportation, energy and maintenance and repairs. Prices for these items are volatile and directly affect our results of operations. In 2010, the price of pulp increased significantly compared to 2009 partially attributable to a temporary imbalance in global pulp markets resulting from the Chilean earthquake. As economic conditions continue to improve, we expect at least some upward pressure on these operating costs. Competitive market conditions can limit our ability to pass cost increases through to our customers.

Wood fiber. We are a large net buyer of pulp and as a result of our acquisition of Cellu Tissue, we have become a significantly larger net buyer. We have supply agreements with various pulp suppliers covering 2011 under which we expect to purchase approximately 36% of our anticipated pulp requirements in 2011. These supply agreements permit us to purchase pulp at prices that are discounted from published list prices. As a larger net buyer of pulp, we expect to obtain more favorable pulp pricing in the future. The balance of our pulp requirements is produced internally and purchased on the spot market.

Our most significant operating cost is the cost of wood fiber needed to supply our manufacturing facilities. Both wood chips and sawdust are used in the process of making pulp. We rely on residual wood fibers, such as wood chips and sawdust generated by lumber mill operations and wood chips specifically produced for us by contract wood chipping operations. Prices for this wood fiber can fluctuate greatly. Overall lumber production in Idaho increased in 2010 compared to 2009, creating more residual chips and sawdust and decreasing the dependency on higher priced whole log chips. In 2010, we acquired a significant portion of our wood fiber requirements from Potlatch under agreements entered into at the time of spin-off, with the remainder purchased from other suppliers pursuant to short-term contracts and in the spot market.

Chemicals. We consume a significant amount of chemicals in the production of pulp and paperboard. Important chemicals we use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. However, many of these contracts have pricing mechanisms that adjust with published price indices. In addition, many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and impacted by petroleum prices.

Transportation. Petroleum prices also impact our operating results. High fuel prices result in increased transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Rising fuel prices particularly affect our margins for consumer products because we supply customers throughout the United States and we transport unconverted parent rolls from our tissue mills to our tissue converting facilities.

Energy. Energy is another significant manufacturing cost. We use energy in the form of electricity, hog fuel, steam and natural gas. The Cellu Tissue operations also use a minimal amount of coal. Energy prices have fluctuated widely over the past decade. In 2010, excluding Cellu tissue, we experienced lower energy costs than in 2009. We have taken steps to reduce our exposure to volatile energy prices through conservation and by increasing our internal electrical production at our cogeneration facility that produces steam and electricity in Idaho. In addition, to help mitigate our exposure to volatility in natural gas prices, we have used firm-price contracts to supply a portion of our natural gas requirements. However, as of December 31, 2010, these contracts only covered approximately 2% of our expected average monthly natural gas requirements for 2011 as we expect the near-term natural gas markets to be more stable given recent supply that has and is expected to become available. Prior to being acquired, Cellu Tissue had developed initiatives to reduce energy costs, including a third-party steam project at the Wiggins, Mississippi plant to replace a portion of its natural gas-fired steam generation and cogeneration facilities at the East Hartford, Connecticut and Menominee, Michigan facilities to reduce electrical consumption. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. The machines and equipment that we use to produce our products are complex, have many parts and most are run on a continuous basis. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In 2010, equipment maintenance and repair expenses, excluding labor costs and Cellu Tissue operations, were $14.7 million in our Consumer Products segment and $67.7 million in our Pulp and Paperboard segment.

Major equipment maintenance and repair in our Pulp and Paperboard segment also requires maintenance shutdowns generally lasting up to one week per year at our Idaho facility and up to one week approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the maintenance shutdowns occur. Periodically, major equipment shutdowns extend beyond one week in duration for large scale maintenance, such as extensive boiler repairs. Major maintenance and repair costs for 2011 are expected to be approximately $18 million, with $13 million of these costs expected to be incurred in the first quarter.

In addition to ongoing maintenance and repair costs, we make capital expenditures to add capacity, increase our operating efficiency, for safety reasons and to comply with environmental laws. In 2010, excluding $18.9 million spent on our North Carolina expansion, we spent $28.1 million on capital expenditures. Our estimated capital expenditures for 2011 are expected to be $175 - $180 million, including an estimated $133 million for our North Carolina expansion.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $100.4 million primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. In the short term, we expect our selling, general and administrative costs to increase as we integrate Cellu Tissue into our administrative functions.

Interest expense.

Interest expense is generally comprised of interest on our $150.0 million aggregate principal amount of unsecured senior notes, or 2009 Notes, issued by us in June 2009, our 2010 Notes issued by us in October 2010 and any outstanding amounts under our revolving credit facility. Interest expense also includes

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	27

amortization of deferred finance costs associated with our 2009 Notes, 2010 Notes and credit facility and capital lease amounts. As part of our acquisition of Cellu Tissue, we also assumed $15.6 million of industrial revenue bonds, or IRBs, associated with the facility in Ladysmith, Wisconsin. We expect future gross interest expense to increase significantly as a result of a full year of interest expense on the 2010 Notes and to a smaller extent the IRBs. Interest expense will be partially offset by the capitalization of interest during the construction phase of our North Carolina papermaking and converting facilities.

Income taxes.

Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and enacted tax rates. In 2010, our effective rate was 3.1%. Excluding the benefits of the CBPC and AFMTC, the effective tax rate was 38.7% for 2010. The estimated annual effective tax rate for 2011, excluding discrete items, is approximately 34.0%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of net sales, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of our financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. Changes in these estimates are recorded periodically based on updated information. Our significant accounting policies are discussed in Note 2 of our consolidated financial statements in Item 8.

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

Note 11 to our consolidated financial statements includes information for the three years ended December 31, 2010, 2009 and 2008, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2010 and 2009.

The discount rate used in the determination of pension benefit obligations and pension expense is determined based on a review of long-term high-grade bonds and management’s expectations. At December 31, 2010, we calculated obligations using a 5.70% discount rate. The discount rates used at December 31, 2009 and 2008 were 5.75% and 6.15%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The long-term rates of return used at December 31, 2010, 2009, and 2008 were 8.0%, 8.5% and 9.0%, respectively.

Total periodic pension plan expense in 2010 was $14.1 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.7 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan expense by approximately $0.6 million. The actual rates of return on plan assets may vary significantly from the assumptions used because of unanticipated changes in financial markets.

Our company-sponsored pension plans were underfunded by $55.4 million at December 31, 2010 compared to $95.9 million at December 31, 2009. As a result of the underfunded status, we are required to make estimated contributions of $16.7 million (plus interest) to our qualified pension plans for the 2011 plan year, payable by September 2012. Approximately $8.7 million of these contributions are required to be paid in 2011, with the remainder not required until 2012. In addition, we estimate contributions will total approximately $0.3 million in 2011 to our non-qualified pension plan. We do not anticipate funding our OPEB plans in 2010 except to pay benefit costs as incurred during the year by plan participants.

For our OPEB plans, expense for 2010 was $9.0 million. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 5.60%, 5.75% and 6.15% at December 31, 2010, 2009 and 2008, respectively. The assumed health care cost trend rates used to calculate OPEB obligations and expense was 6.20% and 6.50%, respectively, in 2010, grading to 5.00% over approximately 60 years.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.4 million. A 1% change in the assumption for health care cost trend rates would have affected 2010 plan expense by approximately $0.8 to $0.9 million and the total postretirement employee obligation by approximately $11.6 to $13.6 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2010 and 2009, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.

Effective December 15, 2010, the salaried pension plan was frozen to new entrants and commencing December 31, 2011, the salaried pension plan will cease accruing further benefits. In 2010, we recorded a loss of $0.2 million related to the plan freeze. In addition, we recorded a $14.2 million decrease in our pension liability.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	29

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

Based on existing deferred tax liabilities and projected taxable income over the periods for which the deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of these future deductible differences, excluding items for which we have already recorded a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The company has tax jurisdictions located in many areas of the United States and Canada and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of the company’s consolidated financial statements, management exercises judgment in estimating the potential exposure to unresolved tax matters and applies the guidance pursuant to uncertain tax positions which employs a more likely than not criteria approach for recording tax benefits related to uncertain tax positions. While actual results could vary, in management’s judgment, the company has adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

Purchase Accounting and Goodwill. Our recent acquisition of Cellu Tissue was accounted for using the purchase method of accounting as prescribed by applicable accounting guidance. In accordance with the accounting guidance, we revalued the assets and liabilities acquired at their respective fair values on the acquisition date. Changes in assumptions and estimates during the allocation period affecting the acquisition date fair value of acquired assets and liabilities would result in changes to the recorded values, resulting in an offsetting change to the goodwill balance associated with the business acquired. Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could have a material impact on our earnings.

Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. As a result of our acquisition of Cellu Tissue, we recorded $229.5 million of goodwill on our Consolidated Balance Sheet as of December 31, 2010. Goodwill is not amortized but tested for impairment annually and at any time when events suggest impairment may have occurred. Our goodwill impairment test will be performed by comparing the fair value of the reporting unit to its carrying value. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value exceeds the fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.

RESULTS OF OPERATIONS

During the period from December 16, 2008 through December 31, 2010, we have operated as and were accounted for as a separate public company. Our results of operations and financial condition discussed below cover periods prior to our spin-off from Potlatch and related transactions on December 16, 2008. The historical financial and other data for periods prior to the spin-off were prepared on a combined basis from Potlatch’s consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Potlatch’s Consumer Products and Pulp and Paperboard segments and its wood products operation at Lewiston, Idaho, and give effect to allocations of expenses from Potlatch. Our historical financial and other data are not necessarily indicative of our future performance, nor do they necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity prior to the spin-off. The results discussed below include Cellu Tissue operating results for the period December 28, 2010 through December 31, 2010.

At December 31, 2010, our business was organized into two reporting segments: Consumer Products and Pulp and Paperboard. Commencing on January 1, 2010, the wood products operating results were consolidated into the Pulp and Paperboard segment in order to conform to our new management structure beginning in 2010. We have reclassified applicable segment data of the prior period to reflect this segment change. Sales or transfers between segments are recorded as intersegment net sales based on prevailing market prices. Starting in 2011, sales between segments will be recorded at cost.

In the period-to-period discussion of our results of operations below, when we discuss our net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment net sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are presented before elimination of intersegment net sales.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2010		2009
Net sales	$1,372,965	100.0%	$1,250,069	100.0%
Costs and expenses:
Cost of sales	(1,173,804)	(85.5)	(1,052,151)	(84.2)
Selling, general and administrative expenses	(100,394)	(7.3)	(71,125)	(5.7)

Total operating costs and expenses	(1,274,198)	(92.8)	(1,123,276)	(89.9)

Alternative fuel mixture tax credit	—	—	170,647	13.7

Earnings before interest, debt retirement costs and income taxes	98,767	7.1	297,440	23.8
Interest expense, net	(22,571)	(1.6)	(15,505)	(1.2)
Debt retirement costs	—	—	(6,250)	(0.5)

Earnings before income taxes	76,196	5.5	275,685	22.1
Income tax provision	(2,396)	(0.2)	(93,221)	(7.5)

Net earnings	$73,800	5.4	$182,464	14.6

Net sales—Excluding $7.3 million of net sales from Cellu Tissue operations, net sales increased $115.6 million, or 9.2%, in 2010 compared to 2009, primarily due to a 15% increase in Pulp and Paperboard net sales. As discussed in detail below under Discussion of Business Segments, the increase in net sales was driven by higher pricing for our pulp and paperboard products as well as increased shipment volumes in all our segments.

Cost of sales—Cost of sales increased 1.2% as a percentage of sales in 2010 compared to 2009. The increase in the cost of sales of $121.7 million was mostly due to higher pulp costs.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 1.6% as a percentage of cost of sales in 2010 compared to 2009. The increase was mostly attributable to transaction expenses and the development of our North Carolina papermaking and converting facilities.

Alternative fuel mixture tax credit—In 2009, we recorded $170.6 million of pre-tax income related to the AFMTC for the period from late January 2009 through December 2009.

Interest expense, net—Interest expense, net increased $7.1 million, or 46% in 2010 compared to 2009. The increase is due to the issuance of the 2010 Notes partially offset by $0.6 million in interest income and $0.5 million of capitalized interest associated with the construction of our North Carolina facilities.

Income tax provision—Our income tax provision decreased $90.8 million in 2010 compared to 2009, primarily due to benefits from the CBPC and reductions in our provision for uncertain tax positions relating to

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	31

the AFMTC. Excluding the benefits of CBPC and AFMTC, the effective tax rate was 38.7% for 2010, compared to an effective tax rate of 37.4% for 2009. The primary reason for the increased rate, net of the CBPC and AFMTC, was due to acquisition costs relating to the acquisition of Cellu Tissue that are required to be capitalized for U.S. federal and state income tax purposes that are non-deductible.

DISCUSSION OF BUSINESS SEGMENTS

Consumer Products

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$570,129	$554,034
Operating income	63,749	122,117
Percent of net sales	11.2%	22.0%

Excluding net sales of $7.3 million and an operating loss of $6.3 million associated with Cellu Tissue, the Consumer Products segment reported an $8.8 million, or 1.6%, increase in net sales and a $52.1 million decrease in operating income for 2010 compared to 2009. This increase in net sales was due to a 3.3% increase in shipment volumes, offset by 1.7% lower net selling prices resulting primarily from increased promotional activity. The decrease in operating income was primarily due to a $43.9 million, or 43%, increase in pulp costs in 2010 compared to 2009 due to a worldwide shortage of pulp, as well as a $4.1 million increase in wages and a $3.0 million increase in transportation costs, partially offset by a decrease in costs for chemicals and operating supplies.

Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Net sales (before intersegment net sales eliminations)	$879,889	$749,544
Operating income	81,911	191,894
Percent of net sales	9.3%	25.6%

Net sales for the Pulp and Paperboard segment were $130.3 million, or 17.4% higher in 2010 compared to 2009. The increase in net sales over 2009 was largely due to an increase of 45.2% in pulp prices associated with a worldwide shortage of pulp, a 5.6% increase in paperboard pricing, and increases in paperboard, pulp, and wood products shipments.

Excluding the AFMTC of $170.6 million recorded in 2009, operating income increased $60.7 million in 2010 compared to the same period in 2009. The increase in operating income was largely attributable to higher net sales and was partially offset by a $25.4 million increase in wood fiber costs, a $13.8 million increase in transportation costs, an $11.1 million increase in maintenance costs and a $9.6 million increase in chemical costs. These cost increases were partially offset by a $4.7 million decrease in energy costs compared to 2009.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2009		2008
Net sales	$1,250,069	100.0%	$1,255,309	100.0%
Costs and expenses:
Cost of sales	(1,052,151)	(84.2)	(1,179,397)	(94.0)
Selling, general and administrative expenses	(71,125)	(5.7)	(47,428)	(3.8)

Total operating costs and expenses	(1,123,276)	(89.9)	(1,226,825)	(97.8)

Alternative Fuel Mixture Tax Credit	170,647	13.7	—	—

Earnings before interest, debt retirement costs and income taxes	297,440	23.8	28,484	2.2
Interest expense, net	(15,505)	(1.2)	(13,147)	(1.0)
Debt retirement costs	(6,250)	(0.5)	—	—

Earnings before income taxes	275,685	22.1	15,337	1.2
Income tax provision	(93,221)	(7.5)	(5,594)	(0.4)

Net earnings	$182,464	14.6	$9,743	0.8

Net sales—Total net sales decreased $5.2 million, or nearly 1%, in 2009 compared to 2008, primarily due to a 6% decrease in pulp and paperboard net sales and a 20% decrease in net sales of our wood products, mostly offset by an increase of 10% in Consumer Products net sales. As discussed in detail below under Discussion of Business Segments, the decrease in net sales was driven by lower volumes for our paperboard products which were partially offset by modest price increases. Our lumber and pulp shipments to external parties increased in 2009 but were more than offset by lower prices. Our Consumer Products volumes and prices were both up 5% from 2008.

Cost of sales—Cost of sales decreased $127.2 million, or 11%, from 2008 to 2009 primarily due to two factors: (i) an overall decrease in wood fiber costs due to the significant decline in the price of logs caused by the poor housing market and (ii) a decrease in petroleum and petroleum based product costs due to the general economic decline, which resulted in lower natural gas prices, lower transportation costs and a reduction in the costs of petroleum based chemicals used in our production processes.

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

Alternative Fuel Mixture Tax Credit—In 2009, we recorded $170.6 million of pre-tax income related to the AFMTC for the period from late January 2009 through December 2009. The credit was not available in 2008.

Interest expense, net—Interest expense, net increased $2.4 million, or 18% in 2009 compared to 2008. Interest expense on a $100.0 million note payable to Potlatch was $5.2 million in 2009, compared to $13.0 million in 2008. In June 2009 we issued $150.0 million of senior notes, or the 2009 Notes, and used a portion of the proceeds to satisfy our $100.0 million note payable obligation to Potlatch. Interest expense on the 2009 Notes was $9.3 million in 2009. In 2009, we also incurred approximately $1.3 million of interest expense related to our credit facility. Partially offsetting the interest expense was $0.3 million in interest income we recorded in 2009.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	33

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

DISCUSSION OF BUSINESS SEGMENTS

Consumer Products

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$554,034	$504,597
Operating income	122,117	37,321
Percent of net sales	22.0%	7.4%

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

Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Net sales (before intersegment net sales eliminations)	$749,544	$816,147
Operating income	191,894	4,437
Percent of net sales	25.6%	0.5%

Net sales for our Pulp and Paperboard segment were $749.5 million in 2009 or 8% lower than 2008 net sales of $816.1 million. Operating income for the segment increased $187.5 million in 2009 over 2008 due primarily to $170.6 million of pre-tax income related to the AFMTC for the period from late January 2009 through December 2009. Paperboard net sales decreased $31.6 million, or 5%, in 2009 over 2008. Lower paperboard shipments accounted for approximately $47.1 million of the net sales decrease, while higher paperboard prices offset this decrease by approximately $15.5 million. Pulp net sales decreased $18.4 million from 2008 to 2009 driven primarily by lower pricing. Net sales of our lumber products decreased $18.7 million primarily due to a 23% decrease in net selling prices in 2009. Expenses for the segment decreased approximately $83.4 million in 2009 primarily due to lower costs for wood fiber, chemicals and energy. The decreased wood fiber costs were largely attributable to lower chip and sawdust prices for our Idaho pulp and paperboard operation in 2009 compared to 2008. The lower chip and sawdust prices were primarily the result of increased availability of residuals throughout 2009 as compared to 2008.

EARNINGS BEFORE INTEREST, TAX, DEPRECIATION AND AMORTIZATION (EBITDA) AND ADJUSTED EBITDA

We use earnings before interest, tax, depreciation and amortization, or EBITDA, and EBITDA excluding certain items identified in the table below, or Adjusted EBITDA, as supplemental performance measures, that are not required by, or presented in accordance with generally accepted accounting principles, or GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net earnings, operating income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. In addition, our calculation of EBITDA and Adjusted EBITDA may or may not be comparable to similarly titled measures of other companies. Adjusted EBITDA represents EBITDA adjusted by eliminating certain non-recurring items.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:

¡	EBITDA and Adjusted EBITDA do not reflect our cash expenditures for capital assets;

¡	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

¡	EBITDA and Adjusted EBITDA do not include cash pension payments;

¡	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

¡

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

¡	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

We present EBITDA and Adjusted EBITDA because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA and Adjusted EBITDA: (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because our credit agreement and the indentures governing the 2009 Notes and 2010 Notes use measures similar to EBITDA to measure our compliance with certain covenants.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings:

(Dollars in thousands)	2010	2009	2008
Net earnings	$73,800	$182,464	$9,743
Interest expense, net of interest income	22,571	15,505	13,147
Income tax provision	2,396	93,221	5,594
Depreciation and amortization expense	47,728	47,418	46,954

EBITDA	$146,495	$338,608	$75,438

Cellu Tissue acquisition related expenses	20,354	—	—
Alternative Fuel Mixture Tax Credit	—	(170,647)	—
Debt retirement costs	—	6,250	—

Adjusted EBITDA	$166,849	$174,211	$75,438

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	35

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the years ended December 31, 2010, 2009 and 2008.

Cash Flows Summary

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2010	2009	2008
Net cash provided by operating activities	$185,591	$224,764	$42,058
Net cash used for investing activities	(227,938)	(196,387)	(31,531)
Net cash provided by (used for) financing activities	58,451	(28,771)	(7,318)

Increase (decrease) in cash	16,104	(394)	3,209
Balance at beginning of period	2,824	3,218	9

Balance at end of period	$18,928	$2,824	$3,218

Operating Activities—For 2010, net cash provided by operating activities decreased 17.4% compared to 2009. The decrease was primarily attributable to lower earnings and cash contributions of $25.1 million made to our qualified pension plans in 2010. Earnings for 2010 included expenses related to the acquisition of Cellu Tissue, while 2009 earnings included $170.6 million of pre-tax income from the AFMTC. These decreases were offset by receipt of $101.4 million in cash from the Federal Government during 2010 primarily related to the AFMTC claimed with respect to 2009.

The increase in cash provided by operating activities of $182.7 million for 2009 compared to 2008 was attributable to higher net earnings, which were due to the recognition of income from the AFMTC and increased operating income. Offsetting the 2009 operating cash flows was the recording of $101.3 million in taxes receivable associated with the AFMTC. For the last five months of 2009, we elected to defer receiving payments for the AFMTC and instead elected to claim the credit on our 2009 income tax return. The increase in taxes receivable was partially offset by the establishment of $73.5 million in non-current accrued taxes associated with the accounting for uncertain tax positions.

Investing Activities—Net cash used in investing activities increased 16.1% from 2009 to 2010. The increased use of cash was largely due to our acquisition of Cellu Tissue for $247.0 million, offset by cash acquired of $3.2 million, as well as increased cash spent on additions to plant and equipment in 2010. These increased uses of cash were partially offset by converting $61.9 million in short-term investments into cash. Cash spent on additions to plant and equipment increased $26.8 million in 2010 compared to 2009 due primarily to capital spending on our new tissue manufacturing and converting facilities in Shelby, North Carolina as well as other capital improvement projects.

The $164.9 million increase in cash used for investing activities from 2008 to 2009 was due to the addition of $177.1 million of short-term investments reflecting the investment of our cash assets, including cash generated from the AFMTC, a portion of the proceeds from our $150.0 million senior note offering, and cash from operations. The majority of our capital expenditures in 2009 were spent on various discretionary, high-return projects for the Consumer Products and Pulp and Paperboard segments, as well as various routine general replacement projects for each of our segments.

Financing Activities—Net cash provided by financing activities was $58.5 million in 2010, compared to cash used for financing activities of $28.8 million in 2009. In 2010 we received net proceeds of $367.5 million from the 2010 Notes, which were used to partially fund the acquisition of Cellu Tissue and related expenses. This increase in cash was offset by the retirement of $272.2 million of Cellu Tissue notes and the repayment of $32.5 million outstanding under Cellu Tissue’s revolving line of credit at the completion of the acquisition.

Net cash used for financing activities was $28.8 million in 2009, compared to $7.3 million in 2008. The increase in 2009 compared to 2008 primarily consisted of the repayment of (i) the note payable to Potlatch and related debt retirement costs of $106.3 million, (ii) payables to Potlatch of $16.5 million, (iii) and the repayment of $50.0 million in borrowings under our revolving credit facility. These were partially offset by net proceeds from long-term debt of $145.2 million.

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

We cannot be certain, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may be required to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of December 31, 2010, our short-term investments are not restricted and are invested in time or demand deposits, certificates of deposit and U.S. Treasury and U.S. government agency obligations, all of which have very short maturity periods.

At December 31, 2010, our financial position included debt of $539.1 million, compared to the balance of $148.3 million at December 31, 2009. Stockholders’ equity at December 31, 2010, was $468.3 million, compared to the December 31, 2009 balance of $363.7 million. Our total debt to total capitalization, excluding accumulated other comprehensive loss, was 48.8% at December 31, 2010, compared to 23.2% at December 31, 2009.

Debt Arrangements

2010 Notes

On October 22, 2010, we sold $375 million aggregate principal amount of senior notes. The 2010 Notes mature on November 1, 2018, have an interest rate of 7.125% and were issued at their face value. The issuance of these notes generated net proceeds of $367.5 million after deducting offering expenses.

The 2010 Notes are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries. The 2010 Notes are equal in right of payment with all existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2010 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by all accounts receivable, inventory and cash.

Prior to November 1, 2013, we may redeem up to 35% of the 2010 Notes at a redemption price equal to 107.125% of the principal amount plus accrued and unpaid interest with the proceeds from one or more qualified equity offerings. We have the option to redeem all or a portion of the 2010 Notes at any time before November 1, 2014 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and a “make whole” premium. On or after November 1, 2014, we may redeem all or a portion of the 2010 Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2010 Notes upon the sale of certain assets and upon a change of control.

In connection with the issuance of the 2010 Notes, we entered into a registration rights agreement dated as of October 22, 2010 with the initial purchaser of the 2010 Notes. Pursuant to the registration rights agreement, we have agreed to file a registration statement with the SEC pursuant to which we will offer to exchange the 2010 Notes for notes with substantially similar terms that are registered under the Securities Act. In certain circumstances, including if applicable interpretations of the staff of the SEC do not permit us to effect the exchange of the Notes, we will be required to make available an effective shelf registration statement registering the resale of the 2010 Notes. If we default on certain obligations under the Registration Rights Agreement, we will be required to pay additional interest on the 2010 Notes with respect to which such default exists until the default is cured.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	37

The terms of the 2010 Notes limit our ability to pay dividends or repurchase equity interests from our stockholders; borrow money; incur liens; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into sale and lease-back transactions; and consolidate, merge or sell all or substantially all of our assets.

Our expected debt service obligation related to the 2010 Notes, consisting of cash payments for interest, is estimated to be approximately $27.4 million for 2011.

2009 Notes

On June 11, 2009, we sold $150 million aggregate principal amount of senior notes. The 2009 Notes are due on June 15, 2016, have an interest rate of 10.625% and were issued at a price equal to 98.792% of their face value. The issuance of these notes generated net proceeds of $145.2 million after deducting discounts and offering expenses.

We transferred approximately $107 million of these proceeds to a trustee in satisfaction of our obligation related to the indenture under which $100 million principal amount of credit sensitive debentures due December 1, 2009, were originally issued by an affiliate of Potlatch. The obligation to repay the credit sensitive debentures and all interest through maturity was retained by us prior to our spin-off from Potlatch. The $107 million consisted of the $100 million principal amount underlying the credit sensitive debentures, plus $6.3 million recorded as “Debt retirement costs” on our 2009 Consolidated Statement of Operations, representing our interest obligation due to holders of the debentures on December 1, 2009, plus approximately $0.7 million included as “Restricted cash” on our Consolidated Balance Sheet. The $0.7 million of restricted cash represented the difference between the current estimate of the interest payment due to holders of the debentures on December 1, 2009, and the interest payment that would be owed on December 1, 2009, if the maximum interest rate applicable to the credit sensitive debentures were to have applied. The $0.7 million was returned to us during the fourth quarter of 2009 after payment of the $100.0 million principal amount and accrued interest on December 1, 2009, and thus was no longer included as restricted cash as of December 31, 2009.

In our 2009 Consolidated Statement of Cash Flows as presented in prior filings, we previously reflected the proceeds from the debt issuance on a net basis. In the accompanying Consolidated Statements of Cash Flows, we have reclassified such 2009 amounts to reflect the proceeds on a gross basis rather than a net basis. Such reclassification had no effect on net cash used for financing activities.

The 2009 Notes are general unsecured obligations. They are equal in right of payment with all existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2009 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by all accounts receivable, inventory and cash. The 2009 Notes are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.

Prior to June 15, 2012, we may redeem, at any time at our option, up to 35% of the aggregate principal amount of the 2009 Notes with the net proceeds of qualified equity offerings at a redemption price equal to 110.625% of the principal amount thereof plus accrued and unpaid interest. We have the option to redeem all or a portion of the 2009 Notes at any time prior to June 15, 2013 at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium and accrued and unpaid interest. We have the right to redeem all or a portion of the 2009 Notes on or after June 15, 2013 at stated redemption prices plus accrued and unpaid interest.

The terms of the 2009 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease-back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

Our expected debt service obligation, consisting of cash payments for interest related to our 2009 Notes, is estimated to be approximately $15.9 million for 2011.

CityForest Industrial Bonds

Prior to our acquisition of Cellu Tissue, Cellu Tissue CityForest LLC, or CityForest, a wholly-owned subsidiary of Cellu Tissue, was party to a loan agreement, dated as of March 1, 1998, with the City of Ladysmith, Wisconsin. Pursuant to this agreement the City of Ladysmith loaned the proceeds of its Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series 1998, or IRBs, to CityForest to finance the construction by CityForest of a solid waste disposal facility. As the result of our acquisition of Cellu Tissue, we have assumed the IRBs. Approximately $16 million in aggregate principal face amount of the IRBs is outstanding at December 31, 2010. The IRBs have scheduled semi-annual payments of principal, with the balance payable at maturity on March 1, 2028. The variable interest rate on the IRBs was 2.6% and 2.5% as of December 31, 2010 and 2009, respectively. The IRBs are guaranteed by Cellu Tissue and contain various customary covenants and events of default.

CityForest is required, under the terms of the Indenture of Trust governing the IRBs, to provide a letter of credit in favor of the trustee. CityForest previously entered into the Amended and Restated Reimbursement Agreement, dated as of March 21, 2007, by and between CityForest and Associated Bank, National Association, or Associated Bank, pursuant to which Associated Bank provided a letter of credit to the trustee.

In connection with our acquisition of Cellu Tissue, CityForest entered into a Second Amended and Restated Reimbursement Agreement, dated as of December 27, 2010, with Associated Bank amending and restating the original Reimbursement Agreement. The trustee is permitted to draw upon the letter of credit to pay principal and interest due on the IRBs, and to provide liquidity to purchase IRBs put to CityForest by bondholders and not remarketed; and CityForest is obligated under the Second Amended and Restated Reimbursement Agreement to reimburse Associated Bank for any such draws. The expiration date of the letter of credit is February 15, 2012. Under the terms of the Second Amended and Restated Reimbursement Agreement, CityForest is required, on or before September 30, 2011, to cause the letter of credit to be replaced with a substitute letter of credit from a third-party bank. CityForest’s failure to cause the letter of credit to be replaced by September 30, 2011 will constitute an event of default under the Second Amended and Restated Reimbursement Agreement.

The Second Amended and Restated Reimbursement Agreement contains customary events of default, including payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt; certain events of bankruptcy and insolvency; judgment defaults; certain defaults related to the Employee Retirement Income Security Act of 1974, as amended; and a change of control of Clearwater Paper.

The Second Amended and Restated Reimbursement Agreement also contains various customary negative covenants including limitations on: indebtedness; liens; acquisitions, mergers and consolidations; investments; guarantees; asset sales; sale and leaseback transactions; dividends and distributions; transactions with affiliates; capital expenditures; and changes to the status of the IRBs. CityForest is also required to comply on a quarterly basis with a maximum leverage covenant and a minimum fixed charge coverage covenant. The maximum permitted Leverage Ratio is 2.5 to 1. As of December 31, 2010, the Leverage Ratio was 1 to 1. The minimum permitted Fixed Charge Coverage Ratio is 1.2 to 1. As of December 31, 2010, the Fixed Charge Coverage Ratio was 4.5 to 1.

Clearwater Paper has guaranteed all of the obligations of CityForest under the Second Amended and Restated Reimbursement Agreement, pursuant to a Guaranty, dated as of December 27, 2010 executed in favor of Associated Bank.

In addition, the Reimbursement Agreement provides that in certain circumstances where Cellu Tissue incurs indebtedness, as defined, in excess of amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the CityForest Indenture, CityForest may be required to repay all of its obligations under the revolving credit facility and either cause the bonds to be redeemed or to replace the revolving credit facility and provide a new letter of credit from another lender. In connection with these CityForest credit facilities, we had $1.3 million of restricted cash as of December 31, 2010 and 2009, which is included in other assets on the Consolidated Balance Sheet.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	39

Credit Arrangements

On November 26, 2008, we entered into a four-year $125 million revolving credit facility with certain financial institutions. During 2010, the terms of our revolving credit facility were amended to (i) permit our acquisition of Cellu Tissue, (ii) permit the construction of our new manufacturing facilities in Shelby, North Carolina, (iii) increase our ability to acquire capital and (iv) modify the factors used in the minimum fixed charge coverage ratio. These amendments resulted in the removal of a $10 million borrowing capacity reserve previously required. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million.

As of December 31, 2010, there were no borrowings outstanding under the credit facility, but approximately $3.5 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.25% and 2.75% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.75% and 1.25% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of December 31, 2010, we would have been permitted to draw $121 million under the credit facility at LIBOR plus 2.50%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of December 31, 2010, the fixed charge coverage ratio for the last twelve months was 1.6 to 1.0.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2010. Portions of the amounts shown are reflected in our financial statements and accompanying notes, as required by GAAP. See the footnotes following the table for information regarding the amounts presented and for references to relevant financial statement notes that include a detailed discussion of the item.

	PAYMENTS DUE BY PERIOD
(Dollars in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt[1]	$540,595	$760	$1,520	$1,520	$536,795
Interest on long-term debt[1]	306,795	43,772	86,158	86,066	90,799
Supply and related agreements with Potlatch[2]	59,272	42,424	16,848	—	—
Capital lease[3]	50,924	1,747	4,303	4,478	40,396
Operating leases[3]	61,248	16,960	23,397	10,094	10,797
Purchase obligations[4]	416,506	345,712	49,012	9,446	12,336
Other obligations[5,6]	337,627	145,983	48,319	47,805	95,520

Total	$1,772,967	$597,358	$229,557	$159,409	$786,643

[1]

For more information regarding specific terms of our long-term debt, see the discussion under the heading “Debt Arrangements,” and Note 10, “Notes Payable,” in the notes to the consolidated financial statements.”

[2]

Represents payment obligations under the Log Supply and St. Maries Residuals Sales agreements entered into in connection with the spin-off. Amounts shown in the table for these agreements use applicable market prices from December 2010 where specific fixed prices are not contained in the agreement. For purposes of the amounts shown in the table, we have assumed that each of these agreements will expire at the end of their initial term and will not be renewed by the parties.

[3]

Capital lease consists of a lease entered into in 2010 for our new tissue and converting facility in Shelby, NC and includes both principal and interest. See Note 15, “Commitments and Contingencies,” in the notes to the consolidated financial statements.

[4]

Purchase obligations consist primarily of trade accounts payable as of December 31, 2010, contracts for equipment purchases, contracts for the purchase of raw materials (primarily pulp) from third parties other than Potlatch, contracts for outside wood chipping, contracts with railroads and contracts with natural gas and electricity providers.

[5]

Included in other obligations are accrued liabilities and accounts payable (other than trade accounts payable) as of December 31, 2010, as well as payments on qualified pension and postretirement employee benefit plans. Since pension contributions are determined by factors that are subject to change each year, estimated payments on qualified pension plans included above are only for years 1-5 and are based on current estimates of minimum required contributions.

[6]	Total excludes $72.0 million of unrecognized tax benefits due to the uncertainty of timing of payment. See Note 8, “Income Taxes,” in the notes to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We currently are not a party to any off-balance sheet arrangements that would require disclosure under this section.

ENVIRONMENTAL

Our operating facilities are subject to rigorous federal and state environmental regulation governing air emissions, wastewater discharges, and solid and hazardous waste management. Our goal is continuous compliance with all environmental regulations and we regularly monitor our activities to ensure compliance with all pertinent rules and requirements. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs.

Of our 14 manufacturing sites, six were audited for environmental compliance by independent auditors in 2010. No material issues were identified during these audits. Seven audits will occur in 2011 with a goal of every facility undergoing a detailed environmental audit by third parties at least once every three years.

During the next three to five years, our tissue manufacturing and converting facility located in Neenah, Wisconsin will become regulated under a reduced waste water discharge limit associated with a total maximum daily limit promulgated for the Lower Fox River. The specific requirements of this new regulation are presently unknown.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	41

A new federal standard for hazardous air pollutants from boiler and process heaters was proposed and subsequently delayed in 2010 by the U.S. Environmental Protection Agency, or EPA. The most recent communication from the EPA is that this new standard will become effective in 2012. Our sites at Lewiston, Idaho and Menominee, Michigan are expected to be impacted by this new rule, although the specific requirements of this new rule remain uncertain.

The EPA is also currently reviewing the risks associated with hazardous air pollutants from kraft paper mills. Any changes to these rules would impact our operations in Lewiston, Idaho and Cypress Bend, Arkansas.

Concern over climate change, including the impact of global warming, has led to significant regulatory and legislative initiatives to limit greenhouse gas emissions. In 2007 the United States Supreme Court ruled that the EPA was authorized to regulate carbon dioxide under the Clean Air Act. As a consequence, the EPA initiated a series of regulatory efforts aimed at addressing greenhouse gases as pollutants, including finding that greenhouse gas emissions endanger public health, implementing mandatory greenhouse gas emission reporting requirements applicable to some of our manufacturing operations, and promulgating rules to limit the growth in greenhouse gases from new projects at certain types of facilities applicable to some of our manufacturing sites. It is unclear what the overall effect of EPA greenhouse gas regulation will have on our operations until final rules are promulgated.

Legislation has also been proposed to address greenhouse gas emissions and global climate change, including “cap and trade” programs, and some form of federal climate change legislation or additional federal regulation is possible. It is not yet known when and to what extent these and other federal, state and international legislative and policy activities may come into force; how they may relate to each other in the future; or how they may affect our operations.

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

Interest Rate Risk

Our exposure to market risks on financial instruments includes fair value risk on our fixed rate debt and interest rate risk on our secured revolving credit facility as well as the IRBs assumed by us upon our acquisition of Cellu Tissue.

Revolving Credit Facility

As of December 31, 2010, there were no borrowings outstanding under our revolving credit facility. The interest rates applied to borrowings under the revolving credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a 1% increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Industrial Revenue Bonds

As of December 31, 2010, there was $15.6 million outstanding under the IRBs. The interest rate applicable to the IRBs adjusts on a weekly basis. A 1% increase or decrease in interest rates, based on the current outstanding balance of $15.6 million, would have a $0.2 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on the IRBs through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we have historically partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of December 31, 2010, these contracts covered approximately 2% of our expected average monthly natural gas requirements for 2011.

We are also subject to commodity price risk associated with pulp costs and take advantage of spot prices on pulp to minimize market risk arising from changes in pulp costs. We have agreements with pulp vendors to purchase pulp over the next year. These commitments require purchases of pulp up to approximately 282,000 tons per year at pulp prices below published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of spot market prices when such prices fall. We believe that our current commitment under these arrangements or their equivalent approximates 36% of our current budgeted pulp needs in 2011.

Foreign Currency Risk

Virtually all of our non-U.S. sales are denominated in U.S. dollars and accordingly we are not subject to currency exchange risks associated with the receipt of payments in foreign currencies. However, we are currently subject to foreign exchange currency risks associated with overseas purchases of equipment for our North Carolina tissue converting facility. As part of our risk management strategy, we may use derivative financial instruments to mitigate this foreign currency risk. In the latter half of 2010, we began entering into foreign exchange forward contracts, not designated for hedge accounting, with the intent to reduce foreign exchange exposure associated with these equipment purchases. As of December 31, 2010, the notional amount of our outstanding forward contracts ranged from less than $0.1 million to $1.0 million, offsetting our exposures to the euro. The total notional amount as of December 31, 2010 was $2.4 million. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for trading or speculative purposes.

Quantitative Information about Market Risks

	EXPECTED MATURITY DATE
(Dollars in thousands)	2011	2012	2013	2014	2015	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$525,000	$525,000
Average interest rate	—%	—%	—%	—%	—%	8.1%	8.1%
Variable rate	$760	$760	$760	$760	$760	$11,795	$15,595
Average interest rate	2.6%	2.6%	2.6%	2.6%	2.6%	2.6%	2.6%

Fair value at 12/31/10							$571,158

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	43

ITEM 8.	Financial Statements and Supplementary Data

CLEARWATER PAPER CORPORATION

Consolidated Statements of Operations

(Dollars in thousands – except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009	2008
Net sales	$1,372,965	$1,250,069	$1,255,309

Costs and expenses:
Cost of sales	(1,173,804)	(1,052,151)	(1,179,397)
Selling, general and administrative expenses	(100,394)	(71,125)	(47,428)

	(1,274,198)	(1,123,276)	(1,226,825)

Alternative Fuel Mixture Tax Credit	—	170,647	—

Earnings before interest, debt retirement costs and income taxes	98,767	297,440	28,484
Interest expense, net	(22,571)	(15,505)	(13,147)
Debt retirement costs	—	(6,250)	—

Earnings before income taxes	76,196	275,685	15,337
Income tax provision	(2,396)	(93,221)	(5,594)

Net earnings	$73,800	$182,464	$9,743

Net earnings per common share:
Basic	$6.43	$16.06	$0.86
Diluted	6.24	15.50	0.86

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	45

CLEARWATER PAPER CORPORATION

Consolidated Balance Sheets

(Dollars in thousands – except share data)

	AT DECEMBER 31,
	2010	2009
ASSETS
Current assets:
Cash	$18,928	$2,824
Restricted cash	3,637	—
Short-term investments	126,095	187,926
Receivables, net	153,335	94,458
Taxes receivable	10,354	101,343
Inventories	228,321	169,761
Deferred tax assets	37,374	12,926
Prepaid expenses	11,415	3,053

Total current assets	589,459	572,291

Property, plant and equipment, net	654,456	364,024
Goodwill	229,533	—
Intangible assets	56,400	—
Other assets	15,488	11,148

	$1,545,336	$947,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$184,604	$109,775
Current liability for pensions and other postretirement employee benefits	9,749	9,933
Current portion of long-term debt	760	—

Total current liabilities	195,113	119,708

Long-term debt	538,314	148,285
Liability for pensions and other postretirement employee benefits	187,116	236,422
Other long-term obligations	23,369	5,825
Accrued taxes	72,011	73,487
Deferred taxes	61,064	—
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 11,478,909 and 11,366,129 shares issued	1	1
Additional paid-in capital	310,821	308,618
Retained earnings	255,879	182,079
Accumulated other comprehensive loss, net of tax	(98,352)	(126,962)

Total stockholders’ equity	468,349	363,736

	$1,545,336	$947,463

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009	2008
CASH FLOWS FROM OPERATIONS
Net earnings	$73,800	$182,464	$9,743
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	47,728	47,418	46,954
Debt retirement costs	—	6,250	—
Deferred taxes	(14,991)	(4,597)	4,934
Equity-based compensation expense	8,518	5,589	2,322
Employee benefit plans	15,011	14,160	1,084
Change in working capital, net of acquisition	(5,304)	1,768	(21,190)
Decrease (increase) in taxes receivable	93,754	(101,343)	—
Increase in other assets	79	(474)	(1,576)
Excess tax benefit from equity-based payment arrangements	(855)	(64)	—
Change in non-current accrued taxes	(4,271)	73,487	—
Funding of qualified pension plans	(25,100)	—	—
Other, net	(2,778)	106	(213)

Net cash provided by operating activities	185,591	224,764	42,058

CASH FLOWS FROM INVESTING
Change in short-term investments	61,926	(177,126)	(10,800)
Additions to plant and equipment	(46,086)	(19,328)	(21,306)
Acquisition of Cellu Tissue, net of cash acquired	(243,778)	—	—
Other, net	—	67	575

Net cash used for investing activities	(227,938)	(196,387)	(31,531)

CASH FLOWS FROM FINANCING
Change in book overdrafts	(429)	13	8,846
Net proceeds from long-term debt	367,500	145,188	—
Repayment of Cellu Tissue debt	(304,667)	—	—
Deferred loan fees	(1,313)	(1,232)	(2,753)
Excess tax benefit from equity-based payment arrangements	855	64	—
Payment of employee restricted stock tax withholdings	(3,470)	—	—
(Decrease) increase in notes payable	—	(50,000)	50,000
Repayment of note payable to Potlatch	—	(106,250)	—
Change in payable to Potlatch	—	(16,529)	16,529
Net payments to Potlatch	—	—	(79,882)
Other, net	(25)	(25)	(58)

Net cash provided by (used for) financing activities	58,451	(28,771)	(7,318)

Increase (decrease) in cash	16,104	(394)	3,209
Balance at beginning of period	2,824	3,218	9

Balance at end of period	$18,928	$2,824	$3,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$15,938	$15,063	$—
Cash paid for income taxes	28,596	41,264	—
Cash received from income tax refunds	101,393	—	—

We paid no interest or income taxes, nor did we receive any income tax refunds in 2008 due to Potlatch’s centralized approach to cash management prior to the spin-off. Certain 2009 amounts have been reclassified to conform to the 2010 presentation. In 2010, non-cash increases in property, plant and equipment were $12.9 million, of which $0.9 million were included in accounts payable and accrued liabilities, and $12.0 million was included in other long-term obligations.

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	47

CLEARWATER PAPER CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	POTLATCH’S NET INVESTMENT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2007	—	$—	$—	$—	$317,240	$(49,208)	$268,032
Net earnings	—	—	—	(385)	10,128	—	9,743
Restricted stock unit awards	—	—	172	—	—	—	172
Pension and OPEB, net of tax of $(49,192)	—	—	—	—	—	(76,941)	(76,941)
Net transactions with Potlatch Corporation	—	—	—	—	(20,017)	—	(20,017)
Spin-off from Potlatch Corporation	11,355	1	307,350	—	(307,351)	—	—

Balance, December 31, 2008	11,355	$1	$307,522	$(385)	$—	$(126,149)	$180,989
Net earnings	—	—	—	182,464	—	—	182,464
Performance share and restricted stock unit awards	11	—	2,929	—	—	—	2,929
Pension and OPEB, net of tax of $(519)	—	—	—	—	—	(813)	(813)
Spin-off from Potlatch Corporation	—	—	(1,833)	—	—	—	(1,833)

Balance, December 31, 2009	11,366	$1	$308,618	$182,079	$—	$(126,962)	$363,736
Net Earnings	—	—	—	73,800	—	—	73,800
Performance share and restricted stock unit awards	113	—	2,203	—	—	—	2,203
Pension and OPEB, net of tax of $15,223	—	—	—	—	—	23,811	23,811
Recognition of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	—	—	—	4,799	4,799

Balance, December 31, 2010	11,479	$1	$310,821	$255,879	$—	$(98,352)	$468,349

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009	2008
Net earnings	$73,800	$182,464	$9,743

Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax (expense) benefit of $(11,188), $4,312, and $48,685	17,499	(6,746)	(76,149)
Prior service credit (cost) arising during the period, net of tax (expense) benefit of $(71), $ -, and $1,183	112	—	(1,851)
Amortization of actuarial loss included in net periodic cost, net of tax expense of $(4,194), $(4,053), and $(1,264)	6,560	6,339	1,977
Amortization of prior service credit included in net periodic cost, net of tax benefit of $230, $260, and $588	(360)	(406)	(918)
Recognition of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	4,799	—	—

Other comprehensive income (loss), net of tax	28,610	(813)	(76,941)

Comprehensive income (loss)	$102,410	$181,651	$(67,198)

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	49

CLEARWATER PAPER CORPORATION

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations and Basis of Presentation

On December 16, 2008, Potlatch Corporation, which we refer to in this report as Potlatch, distributed 100% of the issued and outstanding shares of our common stock to the holders of record of Potlatch common stock in a tax-free spin-off. Unless the context otherwise requires or unless otherwise indicates, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the company” and “us” refer:

¡	for all periods prior to the spin-off, to the Consumer Products and Pulp and Paperboard businesses separated from Potlatch Corporation in the spin-off; and

¡	for all periods following the spin-off, to Clearwater Paper Corporation and its subsidiaries.

POTLATCH’S NET INVESTMENT

Prior to the spin-off, investments by and advances from Potlatch represented Potlatch’s interest in our recorded net assets. Potlatch used a centralized approach to cash management and the financing of our operations. As a result, none of Potlatch’s cash or cash equivalents were allocated to us in the financial statements, except for one local bank account. Except for amounts shown as a note payable to Potlatch, all transactions between Potlatch and us, including those involving shared assets and liabilities, flowed through Potlatch’s net investment account. Balances related to purchases and sales between Potlatch and us were also reflected in Potlatch’s net investment, with the net changes in this account reflected as financing activities in the accompanying Consolidated Statements of Cash Flows for periods prior to the spin-off.

ACQUISITION OF CELLU TISSUE HOLDINGS, INC.

On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue, for 247.0 million in cash. In connection with the acquisition of Cellu Tissue, we retired Cellu Tissue’s outstanding 11.50% senior secured notes for $272.2 million and repaid Cellu Tissue’s credit facility of $32.5 million. Cellu Tissue is an Alpharetta, Georgia-based integrated manufacturer of tissue products. Cellu Tissue’s beginning consolidated balance sheet, and four days of its operations, are reflected in our 2010 consolidated financial statements. See Note 4 for additional information regarding the acquisition.

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements include the financial condition and results of operations of Clearwater Paper Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances between operations within the company have been eliminated. The consolidated financial statements and information in this report for periods prior to the spin-off were derived from the historical accounting records of Potlatch on a carve-out basis. Our historical operating results and cash flows for periods prior to the spin-off may not be indicative of what they would have been had we been a stand-alone entity, nor are they necessarily indicative of what our operating results and cash flows may be in the future.

Our Consolidated Statements of Operations include allocations, prior to the spin-off, of certain costs from Potlatch directly related to our operations, including: medical costs for hourly and salaried active and retired employees, hourly employees’ pension, worker’s compensation, general liability and property insurance, salaried payroll costs (payroll taxes, pension and other payroll-related costs), equity-based compensation, management performance award and annual incentive plan, and a pro-rata share of direct corporate administration expense for accounting, information systems, accounts payable and accounts receivable. The direct costs were charged to us based on the weighted average of the underlying employee base performing the function and payroll or invoices processed, depending on the nature of the cost. In addition to the direct costs associated with our operations, indirect corporate overhead costs were allocated to us based on an apportionment factor using relative revenues and assets. Selling and administration costs for Potlatch’s

Wood Products segment were allocated to us based on the relative revenues of our wood products operations in relation to Potlatch’s entire Wood Products segment. Management believes the methodologies applied for the allocation of costs were reasonable in relation to the historical reporting of Potlatch, but may not be indicative of costs had we been a stand-alone entity, nor what they may be in the future.

Except for our note payable to Potlatch and related interest expense, no long-term debt or current debt and related interest costs were allocated to us by Potlatch.

We evaluated all subsequent events through the date these consolidated financial statements are being filed with the SEC. There were no events or transactions occurring during this subsequent event reporting period that require disclosure in the notes to the consolidated financial statements.

NOTE 2	Summary of Significant Accounting Policies

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to in this report as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant areas requiring the use of estimates and measurement of uncertainty include the allocations of assets, liabilities and costs for periods prior to the spin-off described above, determination of net realizable value for deferred tax assets, assessment of impairment, assessment of environmental matters, allocation of purchase price and fair value estimates for business combinations, equity-based compensation and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.

CASH, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents that serve as collateral for financial instruments such as letters of credit are classified as restricted cash. Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets” on our Consolidated Balance Sheet. Our short-term investments are invested in time or demand deposits, certificates of deposit and U.S. Treasury and U.S. government agency obligations, all of which have very short maturity periods, and they therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. We periodically review our allowance for doubtful accounts, and adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2010 and 2009, we had an allowance for doubtful accounts of $1.0 million based on our estimates of the collectability of outstanding receivables as of those dates.

INVENTORIES

Inventories are stated at the lower of market or current average cost using the average cost method, except that the last-in, first-out, or LIFO, method is used to determine cost of logs, chips, sawdust and the majority of our lumber.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	51

PROPERTIES

Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Estimated useful lives generally range from 10 to 30 years for land improvements; 10 to 40 years for buildings and improvements; 5 to 25 years for machinery and equipment; and 2 to 15 years for office and other equipment. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new.

LONG-LIVED ASSETS

Impairments of long-lived assets are accounted for in accordance with guidance provided by the Financial Accounting Standards Board, or FASB, regarding impairment or disposal of long-lived assets. An impairment of long-lived assets exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future undiscounted cash flows from operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

GOODWILL AND INTANGIBLES

Goodwill and intangible assets have resulted from our acquisition of Cellu Tissue. We use estimates in determining and assigning the fair value of goodwill and intangible assets, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations. Our intangible assets have finite lives, are amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. As a result of our acquisition of Cellu Tissue, we recorded $229.5 million of goodwill on our Consolidated Balance Sheet as of December 31, 2010. Goodwill is not amortized but is tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. Our goodwill impairment testing will be performed by comparing the fair value of the reporting unit to its carrying value. In the event the carrying value exceeds the fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to the spin-off, we were part of Potlatch and for the purposes of U.S. federal and state income taxes were not directly subject to income taxes, but our business segments were included in the income tax returns filed under our name, Potlatch Forest Products Corporation, as a taxable real estate investment trust, or REIT, subsidiary of Potlatch. Our provision for income taxes through the spin-off was determined on a separate return basis and based on earnings reported in our Consolidated Statements of Operations.

REVENUE RECOGNITION

We recognize revenue when there is persuasive evidence of a sales agreement, the price to the customer is fixed and determinable, collection is reasonably assured, and title and the risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. Revenue from both domestic and foreign sales of our products can involve shipping terms of either FOB shipping point or FOB destination or other shipping terms, depending upon the sales agreement with the customer.

In 2010 and 2009, we had a single customer in the Consumer Products segment, the Kroger Company, which accounted for approximately $153.7 million and $141.4 million, respectively, or 11%, of our total net sales in each year. In 2008, we did not have any customer above 10%. Our Consumer Products segment sells a majority of its products to three national grocery store chains, which combined, accounted for approximately 61% of the Consumer Products segment’s net sales, excluding Cellu Tissue, and approximately 25% of our total net sales in 2010.

We provide for trade promotions, customer cash discounts, customer returns and other deductions as reductions to revenues in the same period as the related revenues are recognized. Provisions for these items are determined based on historical experience or specific customer arrangements. The following table summarizes the total amount of trade promotions, customer cash discounts, customer returns and other deductions as a percentage of gross billings by business segment for each of the years ended December 31, 2010, 2009 and 2008. The majority of the Consumer Products segment’s deductions are related to trade promotions.

	2010	2009	2008
Consumer Products	24%	23%	23%
Pulp and Paperboard	2%	3%	3%

Revenue is recognized net of any sales taxes collected. Sales taxes, when collected, are recorded as a current liability and remitted to the appropriate governmental entities.

SHIPPING AND HANDLING COSTS

Costs for shipping and handling of manufactured goods are included in cost of sales in our Consolidated Statements of Operations.

ENVIRONMENTAL

As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities that are not within the scope of specific FASB guidance related to accounting for asset retirement obligations or conditional asset retirement obligations are established in accordance with guidance related to accounting for contingencies. We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities. Currently, we are not aware of any material environmental liabilities and have accrued for only specific environmental remediation costs that we have determined are probable and for which an amount can be reasonably estimated. Fees for professional services associated with environmental and legal issues are expensed as incurred.

EMPLOYEES

As of December 31, 2010, we had approximately 3,830 employees, of which approximately 2,320 were employed by our Consumer Products segment, approximately 1,370 were employed by our Pulp and Paperboard segment and approximately 140 were corporate administration employees. This workforce consisted of approximately 920 salaried and fixed rate employees and approximately 2,910 hourly employees. As of December 31, 2010, approximately 50% of the workforce was covered under collective bargaining agreements.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	53

Unions represent hourly employees at seven of our manufacturing sites. There are no hourly union labor contracts expiring in 2011. The union contracts that have expired and are currently being negotiated are set forth below:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
November 1, 2009	Consumer Products Division— Gouverneur, New York	United Steel Workers (USW)	75

December 13, 2009	Consumer Products Division— Menominee, Michigan	United Steel Workers (USW)	94

August 31, 2010	Consumer Products & Pulp & Paperboard Divisions—Lewiston, Idaho	United Steel Workers (USW)	1,000

August 31, 2010	Consumer Products & Pulp and Paperboard Divisions—Lewiston, Idaho	International Brotherhood of Electrical Workers (IBEW)	54

August 31, 2010	Consumer Products Division—St. Catharines, Ontario	Independent Paperworkers of Canada	95

HEDGING INSTRUMENTS

We use derivative financial instruments to hedge certain foreign currency exposures. These financial instruments, specifically foreign exchange forward contracts, are not designated as hedges under accounting guidance. We do not use derivatives for speculative purposes. We recognize these derivative instruments as either assets or liabilities in our Consolidated Balance Sheets and measure the instruments at fair value. See Note 17 for a full description of our derivative financial instrument activities and related accounting policies.

NOTE 3	Recently Adopted Accounting Standards

RECENTLY ADOPTED ACCOUNTING STANDARDS

Business Combinations. During 2010, we applied the new FASB guidance on business combinations that became effective in 2009. The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value. As with previous guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values are recorded as goodwill. The new pronouncement results in some changes to the method of applying the acquisition method of accounting for business combinations in a number of significant aspects. Under the new guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. Prior to the adoption, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Further, the new guidance generally requires restructuring charges associated with a business combination to be expensed subsequent to the acquisition date.

NOTE 4	Business Combinations

On December 27, 2010, we acquired Cellu Tissue. Cellu Tissue is a private label and specialty tissue manufacturer with ten sites in the South, Eastern and Midwestern United States and Canada. We acquired Cellu Tissue to allow us to better serve existing private label grocery customers and expand into new private label channels by increasing our national manufacturing footprint.

Cellu Tissue was acquired for total equity consideration of $247.0 million, as follows:

¡	$242.2 million cash payment for 100% of the issued and outstanding common stock of Cellu Tissue.

¡	$4.8 million cash payment to the holders of Cellu Tissue stock options and restricted stock, which represents $12 per share less each option’s exercise price.

We financed the acquisition with existing cash and proceeds from the issuance of $375 million of 7.125% Senior Notes due 2018 (see Note 10).

The acquisition of Cellu Tissue has resulted in the recognition of goodwill of $229.5 million, which is attributable to our Consumer Products segment and will not be deductible for tax purposes. Goodwill is the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill represents the future earnings and cash flow potential of the acquired business in excess of fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects factors including the strategic fit and expected synergies this business brings to our existing operations. The expected benefits from synergies relate to new and existing customer growth, increased through-air-dried tissue capacity and shipping and transportation logistical improvements.

We have allocated the purchase price to the net assets of Cellu Tissue acquired in the acquisition based on our estimates of the fair value of assets and liabilities as follows:

(In thousands)	Amount
Current assets	$128,079
Property, plant and equipment	276,499
Goodwill	229,533
Intangibles	56,400
Other assets	1,500

Assets acquired	692,011

Current liabilities	97,071
Long-term debt, less current portion	287,002
Deferred income taxes	60,221
Other liabilities	732

Liabilities assumed	445,026

Net assets acquired	$246,985

We have estimated the fair value of the assets and liabilities of Cellu Tissue utilizing information available at the time of acquisition. We considered outside third-party appraisals of the tangible and intangible assets to determine the applicable fair market values. Intangible assets are being amortized on a straight-line basis over ten years for trade names and trademarks, nine years for customer relationships and 2.5 years for non-compete agreements.

Long-term debt includes the fair value of Cellu Tissue’s senior subordinated notes as of December 27, 2010, which were retired concurrently with the acquisition. We also repaid Cellu Tissue’s credit facility of $32.5 million. We assumed Cellu Tissue’s industrial revenue bonds of $15.6 million.

All costs associated with advisory, legal and other due diligence-related services performed in connection with acquisition-related activity are expensed as incurred. These costs were $20.4 million for 2010 and are recorded as selling, general and administrative expenses on the Consolidated Statements of Operations.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	55

The consolidated results of operations of Cellu Tissue have been included in our Consolidated Statements of Operations and Cash Flows starting on December 28, 2010, as well as within our Consumer Products segment 2010 results discussed in Note 18. The consolidated results of operations for 2010 include $7.3 million of net sales and $6.3 million of operating losses from the Cellu Tissue operations after the December 27, 2010 acquisition date, including approximately $6.1 million of pre-tax employee severance expenses.

The following unaudited pro forma financial information presents the combined results of operations as if Cellu Tissue had been combined with us as of the beginning of 2009. The pro forma financial information includes the accounting effects of the business combination, including the adjustment of amortization of intangible assets, depreciation of property, plant and equipment, interest expense and elimination of intercompany sales, as if Cellu Tissue were actually combined with us as of the beginning of 2009. However, the information does not reflect the costs of any integration activities. The pro forma results include estimates and assumptions, which management believes are reasonable. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had Cellu Tissue been combined with us as of the beginning of 2009.

(In thousands; Unaudited)	2010	2009
Pro forma net sales	$1,902,579	$1,761,350
Pro forma net earnings	88,713	191,514

NOTE 5	Inventories

(In thousands)	2010	2009
Logs, pulpwood, chips and sawdust	$19,901	$24,120
Lumber	13,065	12,068
Pulp, paperboard and tissue products	139,404	92,293
Materials and supplies	55,951	41,280

	$228,321	$169,761

Valued at lower of cost or market:
LIFO basis	$32,472	$35,637
Average cost basis	195,849	134,124

	$228,321	$169,761

Inventories are stated at the lower of market or current average cost using the average cost method, except that the last-in, first-out, or LIFO, method is used to determine cost of logs, chips, sawdust and the majority of our lumber. If the LIFO inventory had been priced at lower of current average cost or market, the values would have been approximately $12.9 million and $13.8 million higher at December 31, 2010 and 2009, respectively. Reductions in quantities of LIFO inventories valued at costs prevailing in prior years had the effect of decreasing earnings, net of income taxes, by less than $0.1 million in 2010, and increasing earnings, net of income taxes, by $1.0 million and $0.4 million in 2009 and 2008, respectively.

NOTE 6	Property, Plant and Equipment

(In thousands)	2010	2009
Land	$11,818	$4,729
Land improvements	51,017	45,505
Buildings and improvements	238,031	180,731
Machinery and equipment	1,576,932	1,375,195
Office and other equipment	5,787	3,027
Construction in progress	60,932	6,094

	$1,944,517	$1,615,281
Less accumulated depreciation	(1,290,061)	(1,251,257)

	$654,456	$364,024

Depreciation expense totaled $46.2 million, $46.4 million and $46.9 million in 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, we capitalized $0.5 million of interest expense associated with the construction of our new manufacturing facilities in Shelby, North Carolina. There was no interest expense capitalized for the years ended December 31, 2009 and 2008.

NOTE 7	Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with the applicable accounting guidance. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets are determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which range from 2.5 to 10 years.

The carrying amounts of these assets are periodically reviewed for impairment (at least annually for goodwill) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We did not recognize any goodwill or intangible asset impairment during 2010. We also review intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate a change in the remaining useful life.

Additions to goodwill and intangible assets during 2010 relate to the acquisition of Cellu Tissue as discussed in Note 4 above.

Intangible assets are comprised of the following at December 31, 2010 (in thousands, except useful lives):

(Dollars in thousands)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$—	$50,000
Trade names and trademarks	10.0	5,300	—	5,300
Non-compete agreements	2.5	1,100	—	1,100

Total intangible assets		$56,400	$—	$56,400

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	57

As of December 31, 2010, estimated future amortization expense related to intangible assets is as follows (in thousands):

Years ending December 31,	Amount
2011	$6,526
2012	6,526
2013	6,306
2014	6,086
2015	6,086
Thereafter	24,870

Total	$56,400

NOTE 8	Income Taxes

The provision (benefit) for income taxes was as follows:

(In thousands)	2010	2009	2008
Current
Federal	$12,331	$87,543	$592
State	5,056	10,804	68
Foreign	—	—	—
Deferred
Federal	(16,371)	(5,095)	4,428
State	1,380	(31)	506
Foreign	—	—	—

Income tax provision	$2,396	$93,221	$5,594

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35.0% to earnings before income taxes due to the following:
(In thousands)	2010	2009	2008
Computed expected tax provision	$26,668	$96,490	$5,368
State and local taxes, net of federal income tax impact	4,157	6,035	613
State investment tax credits	(1,649)	958	(1,010)
Federal credits	(25,153)	(9,922)	—
Federal manufacturing deduction	(2,993)	(2,373)	—
Uncertain tax positions	(3,796)	—	—
Patient Protection and Affordable Care Act	3,290	—	—
Non-Deductible Acquisition Costs	1,263	—	—
Other	609	2,033	623

Income tax provision	$2,396	$93,221	$5,594

Effective tax rate	3.1%	33.8%	36.5%

We are registered with the Internal Revenue Service, or IRS, as both an alternative fuel mixer and a producer of cellulosic biofuel. During 2009 we received refundable tax credit payments in connection with our use of “black liquor,” a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. The Alternative Fuel Mixture Tax Credit, or AFMTC, expired on December 31, 2009.

The Cellulosic Biofuel Producer Credit, or CBPC, enables us to claim $1.01 per gallon in regards to black liquor produced and used as a fuel by us at our pulp mills in 2009. During 2010, the IRS issued guidance clarifying the treatment of the CBPC and the AFMTC in regards to the production or use of black liquor at the same facility, in the same tax year. Under the guidance provided, both credits may be claimed in the same year as long as the credits are not claimed for the same gallons of fuel. Furthermore, the IRS guidance clarified the ability to convert previously claimed gallons from the AFMTC to the CBPC. We have amended our 2009 corporate income tax return and claimed approximately 25.3 million gallons of fuel under the CBPC for that portion of black liquor produced in 2009 for which we did not claim the AFMTC. This equated to an additional federal income tax credit of $25.5 million, which was recognized in the fourth quarter of 2010. Additionally, we are amending our 2009 corporate income tax return to convert approximately 39.8 million gallons of fuel under the AFMTC to the CBPC. This equated to an additional federal income tax credit of $20.3 million, which was recognized in the fourth quarter of 2010. The CBPC is a non-refundable income tax credit which is deemed to be taxable income in the year the benefit is received. Thus the CBPC benefit was reduced by the related corporate income tax obligation, resulting in an incremental, after tax benefit of $27.1 million during the fourth quarter of 2010, which is included in the income tax provision on our Consolidated Statements of Operations.

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

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(In thousands)	2010	2009
Deferred tax assets:
Employee benefits	$11,599	$7,964
Postretirement employee benefits	55,186	58,667
Incentive compensation	2,835	1,974
Pensions	22,067	37,412
Federal and state credit carryforward	45,238	5,184
Net operating loss carryforward	21,444	—
Federal benefit from state taxes resulting from uncertain tax positions	5,595	6,071
Other	3,146	5,906

Total deferred tax assets	167,110	123,178
Valuation allowance	(5,229)	—

Deferred tax assets, net of valuation allowance	$161,881	$123,178

Deferred tax liabilities:
Plant and equipment	$(168,572)	$(101,505)
Intangible assets	(13,238)	—
Inventories	(3,350)	(2,353)
Accrued liabilities	(411)	(2,190)

Total deferred tax liabilities	(185,571)	(106,048)

Net deferred tax assets (liabilities)	$(23,690)	$17,130

Net deferred tax assets (liabilities) consist of:

(In thousands)	2010	2009
Current deferred tax assets	$37,374	$15,116
Current deferred tax liability	—	(2,190)

Net current deferred tax assets	37,374	12,926

Non-current deferred tax assets	124,507	108,062
Non-current deferred tax liabilities	(185,571)	(103,858)

Net noncurrent deferred tax assets (liabilities)	(61,064)	4,204

Net deferred tax assets (liabilities)	$(23,690)	$17,130

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	59

As a result of our acquisition of Cellu Tissue, there were a number of new tax attributes added to the summary of deferred tax assets and liabilities. Cellu Tissue had federal net operating losses, or NOL, of approximately $50.2 million. Pursuant to Internal Revenue Code section 382, the amount of NOL that we can utilize in a tax year is limited. This carryforward will expire in 2025. Additionally, Cellu Tissue had state NOL carryforwards of approximately $78.5 million as of December 31, 2010. These carryforwards expire at various dates from 2023 through 2025. These net operating losses have been added to the summary of deferred tax assets. Cellu Tissue also had foreign income tax credit carryforwards associated with its Canadian operations, Interlake Acquisition Corporation, of approximately $3.2 million that expire at various dates from 2021 through 2024. As part of the acquisition, Cellu Tissue’s assets and liabilities were adjusted to fair value for financial reporting purposes; however, for tax purposes, these items are recorded based on Cellu Tissue’s tax basis prior to the acquisition. This fair value adjustment results in a large increase in the deferred tax liability when comparing December 31, 2009 to December 31, 2010.

A valuation allowance has been created for certain state tax credits and net operating loss carryforwards due to uncertainty of sufficient state taxable income prior to expiration of available carryover periods in separate filing jurisdictions resulting from the Cellu Tissue acquisition. Additionally, a valuation allowance has been created for foreign tax credits relating to Canadian operations due to uncertainty of sufficient foreign source income prior to expiration of available carryover periods.

We believe it is more likely than not that we will have sufficient future taxable income to realize our deferred tax assets. In assessing whether deferred tax assets are realizable, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income and amounts of taxable income generated historically in making this assessment. In considering such factors, including our overall net deferred tax liability as of December 31, 2010, these items will create sufficient taxable income to utilize the deferred tax assets, except those previously noted as requiring a valuation allowance.

Tax years subject to examination by major taxing jurisdictions are as follows:

Jurisdiction	Years
United States	2006 – 2010
Canada	2007 – 2010
Arkansas	2006 – 2010
California	2006 – 2010
Idaho	2006 – 2010
Illinois	2006 – 2010
Wisconsin	2009 – 2010

As of December 31, 2010 there were no undistributed earnings relating to our Canadian subsidiary, Interlake Acquisition Corporation as all earnings were repatriated under Cellu Tissue Holdings ownership. Management’s intention is to reinvest future earnings indefinitely.

A review of our uncertain income tax positions at December 31, 2010 indicates that liabilities are required to be recorded for gross unrecognized tax benefits. The following presents a roll forward of our unrecognized tax benefits and associated interest and penalties included in the balance sheet.

(In thousands)	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at January 1, 2010	$73,487	$—	$73,487
Changes in prior year tax positions	(5,116)	2,378	(2,738)
Increase in current year tax positions	1,262	—	1,262
Reductions as a result of a lapse of the applicable statute of limitations	—	—	—

Balance at December 31, 2010	$69,633	$2,378	$72,011

At December 31, 2010, all of the gross unrecognized tax benefits were included in the non-current portion of our income tax liabilities because the settlement period cannot be determined; however, it is not expected to be within the next twelve months.

Unrecognized tax benefits at December 31, 2010, if recognized, would favorably impact our effective tax rate by decreasing our tax provision by $66.4 million.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income tax. For the year ended December 31, 2010, we accrued $2.4 million of interest and no penalties in our income tax provision. For the years ended December 31, 2009 and 2008, we recognized no interest or penalties in our income tax provision and we had no amounts accrued for the payment of interest.

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

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	61

NOTE 9	Accounts Payable and Accrued Liabilities

(In thousands)	2010	2009
Trade accounts payable	$91,688	$40,715
Accrued wages, salaries and employee benefits	42,066	26,758
Accrued taxes other than income taxes payable	10,249	10,980
Accrued utilities	8,514	5,091
Book overdrafts	8,430	8,859
Accrued interest	5,977	819
Accrued discounts and allowances	4,981	10,861
Accrued transportation	3,337	1,636
Accrued commissions	1,686	1,054
Other	7,676	3,002

	$184,604	$109,775

NOTE 10	Notes Payable

$375 MILLION SENIOR NOTES DUE 2018

On October 22, 2010, we sold $375 million aggregate principal amount of senior notes. The 2010 Notes mature on November 1, 2018, have an interest rate of 7.125% and were issued at their face value. The issuance of these notes generated net proceeds of $367.5 million after deducting offering expenses.

The 2010 Notes are guaranteed by our subsidiary, Cellu Tissue, and each of our existing and future direct and indirect domestic subsidiaries. The 2010 Notes are equal in right of payment with all existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2010 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by all accounts receivable, inventory and cash.

Prior to November 1, 2013, we may redeem up to 35% of the 2010 Notes at a redemption price equal to 107.125% of the principal amount plus accrued and unpaid interest with the proceeds from one or more qualified equity offerings. We have the option to redeem all or a portion of the 2010 Notes at any time before November 1, 2014 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and a “make whole” premium. On or after November 1, 2014, we may redeem all or a portion of the 2010 Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2010 Notes upon the sale of certain assets and upon a change of control.

In connection with the issuance of the 2010 Notes, we entered into a registration rights agreement dated as of October 22, 2010 with the initial purchaser of the 2010 Notes. Pursuant to the registration rights agreement, we have agreed to file a registration statement with the SEC pursuant to which we will offer to exchange the 2010 Notes for notes with substantially similar terms that are registered under the Securities Act. In certain circumstances, including if applicable interpretations of the staff of the SEC do not permit us to effect the exchange of the Notes, we will be required to make available an effective shelf registration statement registering the resale of the 2010 Notes. If we default on certain obligations under the Registration Rights Agreement, we will be required to pay additional interest on the 2010 Notes with respect to which such default exists until the default is cured.

The terms of the 2010 Notes limit our ability to pay dividends or repurchase equity interests from our stockholders; borrow money; incur liens; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into sale and lease-back transactions; and consolidate, merge or sell all or substantially all of our assets.

$150 MILLION SENIOR NOTES DUE 2016

On June 11, 2009, we sold $150 million aggregate principal amount of senior notes. The 2009 Notes are due on June 15, 2016, have an interest rate of 10.625% and were issued at a price equal to 98.792% of their face value. The issuance of these notes generated net proceeds of $145.2 million after deducting discounts and offering expenses.

We transferred approximately $107 million of these proceeds to a trustee in satisfaction of our obligation related to the indenture under which $100 million principal amount of credit sensitive debentures due December 1, 2009, were originally issued by an affiliate of Potlatch. The obligation to repay the credit sensitive debentures and all interest through maturity was retained by us prior to our spin-off from Potlatch. The $107 million consisted of the $100 million principal amount underlying the credit sensitive debentures, plus $6.3 million recorded as “Debt retirement costs” on our 2009 Consolidated Statement of Operations, representing our interest obligation due to holders of the debentures on December 1, 2009, plus approximately $0.7 million included as “Restricted cash” on our Consolidated Balance Sheet. The $0.7 million of restricted cash represented the difference between the current estimate of the interest payment due to holders of the debentures on December 1, 2009, and the interest payment that would be owed on December 1, 2009, if the maximum interest rate applicable to the credit sensitive debentures were to have applied. The $0.7 million was returned to us during the fourth quarter of 2009 after payment of the $100.0 million principal amount and accrued interest on December 1, 2009, and thus was no longer included as restricted cash as of December 31, 2009.

In our 2009 Consolidated Statement of Cash Flows as presented in prior filings, we previously reflected the proceeds from the debt issuance on a net basis. In the accompanying Consolidated Statements of Cash Flows, we have reclassified such 2009 amounts to reflect the proceeds on a gross basis rather than a net basis. Such reclassification had no effect on net cash used for financing activities.

The 2009 Notes are general unsecured obligations. They are equal in right of payment with all existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2009 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by all accounts receivable, inventory and cash. The 2009 Notes are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.

Prior to June 15, 2012, we may redeem, at any time at our option, up to 35% of the aggregate principal amount of the 2009 Notes with the net proceeds of qualified equity offerings at a redemption price equal to 110.625% of the principal amount thereof plus accrued and unpaid interest. We have the option to redeem all or a portion of the 2009 Notes at any time prior to June 15, 2013 at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium and accrued and unpaid interest. We have the right to redeem all or a portion of the 2009 Notes on or after June 15, 2013 at stated redemption prices plus accrued and unpaid interest.

The terms of the 2009 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease-back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

CITYFOREST INDUSTRIAL BONDS

Prior to our acquisition of Cellu Tissue, Cellu Tissue-CityForest LLC, or CityForest, a wholly-owned subsidiary of Cellu Tissue, was party to a loan agreement, dated as of March 1, 1998, with the City of Ladysmith, Wisconsin. Pursuant to this agreement the City of Ladysmith loaned the proceeds of its Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series 1998, or IRBs, to CityForest to finance the construction by CityForest of a solid waste disposal facility. As the result of our acquisition of Cellu Tissue, we have assumed the IRBs. $15.6 million in aggregate principal face amount of the IRBs is

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	63

outstanding at December 31, 2010. The IRBs have scheduled semi-annual payments of principal, with the balance payable at maturity on March 1, 2028. The variable interest rate on the IRBs was 2.6% and 2.5% as of December 31, 2010 and 2009, respectively. The IRBs are guaranteed by Cellu Tissue and contain various customary covenants and events of default.

CityForest is required, under the terms of the Indenture of Trust governing the IRBs, to provide a letter of credit in favor of the trustee. CityForest previously entered into the Amended and Restated Reimbursement Agreement, dated as of March 21, 2007, by and between CityForest and Associated Bank, National Association, or Associated Bank, pursuant to which Associated Bank provided a letter of credit to the trustee.

In connection with our acquisition of Cellu Tissue, CityForest entered into a Second Amended and Restated Reimbursement Agreement, dated as of December 27, 2010, with Associated Bank amending and restating the original Reimbursement Agreement. The trustee is permitted to draw upon the letter of credit to pay principal and interest due on the IRBs, and to provide liquidity to purchase IRBs put to CityForest by bondholders and not remarketed; and CityForest is obligated under the Second Amended and Restated Reimbursement Agreement to reimburse Associated Bank for any such draws. The expiration date of the letter of credit is February 15, 2012. Under the terms of the Second Amended and Restated Reimbursement Agreement, CityForest is required, on or before September 30, 2011, to cause the letter of credit to be replaced with a substitute letter of credit from a third-party bank. CityForest’s failure to cause the letter of credit to be replaced by September 30, 2011 will constitute an event of default under the Second Amended and Restated Reimbursement Agreement.

The Second Amended and Restated Reimbursement Agreement contains customary events of default, including payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt; certain events of bankruptcy and insolvency; judgment defaults; certain defaults related to the Employee Retirement Income Security Act of 1974, as amended; and a change of control of Clearwater Paper.

The Second Amended and Restated Reimbursement Agreement also contains various customary negative covenants including limitations on: indebtedness; liens; acquisitions, mergers and consolidations; investments; guarantees; asset sales; sale and leaseback transactions; dividends and distributions; transactions with affiliates; capital expenditures; and changes to the status of the IRBs. CityForest is also required to comply on a quarterly basis with a maximum leverage covenant and a minimum fixed charge coverage covenant. The maximum permitted Leverage Ratio is 2.5 to 1. As of December 31, 2010, the Leverage Ratio was 1 to 1. The minimum permitted Fixed Charge Coverage Ratio is 1.2 to 1. As of December 31, 2010, the Fixed Charge Coverage Ratio was 4.5 to 1.

Clearwater Paper has guaranteed all of the obligations of CityForest under the Second Amended and Restated Reimbursement Agreement, pursuant to a Guaranty, dated as of December 27, 2010 executed in favor of Associated Bank.

In addition, the Reimbursement Agreement provides that in certain circumstances where Cellu Tissue incurs indebtedness, as defined, in excess of amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the CityForest Indenture, CityForest may be required to repay all of its obligations under the revolving credit facility and either cause the bonds to be redeemed or to replace the revolving credit facility and provide a new letter of credit from another lender. In connection with these CityForest credit facilities, we had $1.3 million of restricted cash as of December 31, 2010 and 2009, which is included in other assets on the Consolidated Balance Sheet.

REVOLVING CREDIT FACILITY

On November 26, 2008, we entered into a four-year $125 million revolving credit facility with certain financial institutions. During 2010, the terms of our revolving credit facility were amended to (i) permit our acquisition of Cellu Tissue, (ii) permit the construction of our new manufacturing facilities in Shelby, North Carolina, (iii) increase our ability to acquire capital and (iv) modify the factors used in the minimum fixed charge coverage ratio. These amendments resulted in the removal of a $10 million borrowing capacity reserve previously required. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million.

As of December 31, 2010, there were no borrowings outstanding under the credit facility, but approximately $3.5 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.25% and 2.75% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.75% and 1.25% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of December 31, 2010, we would have been permitted to draw $121 million under the credit facility at LIBOR plus 2.50%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of December 31, 2010, the fixed charge coverage ratio for the last twelve months was 1.6 to 1.0.

Our obligations under the revolving credit facility are secured by all accounts receivable, inventory and cash. The credit facility agreement contains various provisions that limit our discretion in the operation of our business by restricting our ability to, among other things:

¡	pay dividends or repurchase equity interests from our stockholders;

¡	create, incur or guarantee certain debt;

¡	incur liens on certain properties;

¡	make capital expenditures in amounts in excess of those permitted under the revolving credit agreement;

¡	enter into certain affiliate transactions;

¡	enter into certain hedging arrangements; and

¡	consolidate with or merge with another entity.

NOTE 11	Savings, Pension and Other Postretirement Employee Benefit Plans

Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans and Other Postretirement Employee Benefit, or OPEB, plans, each of which is discussed below.

401(k) Savings Plans

Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. In association with the salaried pension plan amendment discussed below, the company contribution to the Clearwater Paper Corporation Salaried 401(k) Plan will be increased in 2012 in order to compensate for the amendment of the pension plan. In 2010, 2009 and 2008, excluding Cellu Tissue, we made matching 401(k) contributions on behalf of employees of $5.7 million, $5.5 million and $5.0 million, respectively.

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

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	65

We make contributions to these plans, as well as make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is also managed by USW Benefits. Included in our expenses for 2010, 2009 and 2008 are contributions we made to these plans in the amount of $8.5 million, $8.2 million and $8.5 million, respectively.

Effective December 15, 2010, the salaried pension plan was closed to new entrants and commencing December 31, 2011, the salaried pension plan will be frozen and cease accruing further benefits. In 2010, we recorded a loss of $0.2 million related to the plan changes in Net Periodic Benefit Cost, and a corresponding decrease in Other Comprehensive Income. In addition, we recorded a $14.2 million decrease in our pension liability with a corresponding decrease in Accumulated Other Comprehensive Loss.

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

As required by current standards governing the accounting for defined benefit pension and other postretirement plans, we recognized the funded status of our plans on our Consolidated Balance Sheets at December 31, 2010 and 2009. The funded status is measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement employee benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement employee benefit obligation.

We use a December 31 measurement date for our benefit plans.

The change in benefit obligation, change in plan assets and funded status for company-sponsored benefit plans as of December 31 are as follows:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
(In thousands)	2010	2009	2010	2009
Benefit obligation at beginning of year	$278,405	$250,354	$150,441	$139,495
Service cost	8,018	7,043	995	972
Interest cost	15,374	15,331	7,712	8,442
Plan amendments	(14,175)	—	—	—
Actuarial losses (gains)	(590)	19,061	(9,468)	8,658
Medicare Part D subsidies received	—	—	697	737
Benefits paid	(15,020)	(13,384)	(8,858)	(7,863)

Benefit obligation at end of year	272,012	278,405	141,519	150,441

Fair value of plan assets at beginning of year	182,477	159,114	14	—
Spin-off adjustment	(628)	3,023	2	14
Actual return on plan assets	24,470	33,507	—	—
Employer contribution	25,351	217	—	—
Benefits paid	(15,020)	(13,384)	—	—

Fair value of plan assets at end of year	216,650	182,477	16	14

Funded status at end of year	$(55,362)	$(95,928)	$(141,503)	$(150,427)

Amounts recognized in the Consolidated Balance Sheets:

Current liabilities	$(254)	$(176)	$(9,495)	$(9,757)
Noncurrent liabilities	(55,108)	(95,752)	(132,008)	(140,670)

Net amount recognized	$(55,362)	$(95,928)	$(141,503)	$(150,427)

Amounts recognized (pre-tax) in Accumulated Other Comprehensive Loss consist of:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
(In thousands)	2010	2009	2010	2009
Net loss	$141,614	$169,500	$26,693	$38,247
Prior service cost (credit)	6,494	7,882	(5,701)	(7,496)

Net amount recognized	$148,108	$177,382	$20,992	$30,751

The accumulated benefit obligation for all defined benefit pension plans was $269.5 million and $260.5 million at December 31, 2010, and 2009, respectively.

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In thousands)	2010	2009
Projected benefit obligation	$272,012	$278,405
Accumulated benefit obligation	269,456	260,464
Fair value of plan assets	216,650	182,477

Pre-tax components of Net Periodic Cost (Benefit) and other amounts recognized in Other Comprehensive Income (Loss) were as follows:

Net Periodic Cost (Benefit):

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
(Dollars in thousands)	2010	2009	2008	2010	2009	2008
Service Cost	$8,018	$7,043	$6,221	$995	$972	$1,109
Interest Cost	15,375	15,331	14,689	7,712	8,442	8,196
Expected return on plan assets	(19,391)	(19,881)	(24,255)	—	—	—
Amortization of prior service cost (credit)	1,205	1,446	1,281	(1,795)	(2,112)	(2,787)
Amortization of actuarial loss	8,671	6,843	1,181	2,083	3,549	2,060
Curtailments	183	—	165	—	—	—

Net periodic cost (benefit)	$14,061	$10,782	$(718)	$8,995	$10,851	$8,578

Other amounts recognized in Other Comprehensive Income (Loss) were as follows:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
(Dollars in thousands)	2010	2009	2008	2010	2009	2008
Net loss (gain)	$(19,216)	$2,413	$125,065	$(9,471)	$8,645	$(231)
Prior service cost (credit)	(183)	—	3,034	—	—	—
Amortization of prior service (cost) credit	(1,205)	(1,446)	(1,281)	1,795	2,112	2,787
Amortization of actuarial loss	(8,671)	(6,843)	(1,181)	(2,083)	(3,549)	(2,060)

Total recognized in other comprehensive loss (income)	$(29,275)	$(5,876)	$125,637	$(9,759)	$7,208	$496

Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$(15,214)	$4,906	$124,919	$(764)	$18,059	$9,074

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	67

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year are $8.2 million and $1.2 million, respectively. The estimated net loss and prior service credit for the OPEB plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year are $2.1 million and $(1.8) million, respectively.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 introduced a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Our actuaries determined that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. During 2010 and 2009, we received subsidy payments totaling $0.7 million for each respective year.

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2010	2009	2008	2010	2009	2008
Discount rate	5.70%	5.75%	6.15%	5.60%	5.75%	6.15%
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

Weighted average assumptions used to determine the net periodic cost (benefit) for the years ended December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2010	2009	2008	2010	2009	2008
Discount rate	5.75%	6.15%	6.40%	5.75%	6.15%	6.40%
Expected return on plan assets	8.50	8.50	9.00	—	—	—
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

The discount rate used in the determination of pension benefit obligations and pension expense was determined based on a review of long-term high-grade bonds as well as management’s expectations. The discount rate used to calculate OPEB obligations was determined using the same methodology we used for our pension plans.

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return.

The assumed health care cost trend rate used to calculate OPEB obligations and expense was 6.2% and 6.5%, respectively, in 2010, grading to 5.0% over approximately 60 years. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(In thousands)	1% INCREASE	1% DECREASE
Effect on total of service and interest cost components	$904	$(767)
Effect on postretirement employee benefit obligation	13,629	(11,625)

The investments of our defined benefit pension plans are held in a Master Trust. The assets of our OPEB plans are held within an Internal Revenue Code section 401(h) account for the payment of retiree medical benefits within the Master Trust.

The Master Trust has a securities lending agreement. The agreement authorizes the lending agent to loan securities owned by the Master Trust to an approved list of borrowers. Under the agreement, the lending agent is responsible for negotiating each loan for an unspecified term while retaining the power to terminate the loan at any time. At the time each loan is made, the lending agent requires collateral equal to, but not less than, 102% of the market value of the loaned securities and accrued interest. The Master Trust directs the agent as to the type of investment pool in which to invest the borrower’s collateral based on established policy with specific limits; accordingly, the right to receive the collateral and obligation to return it are disclosed as a component of Master Trust investments. While the securities are loaned, the Master Trust retains all rights of ownership, except it waives its right to vote such securities. Securities loaned subject to this securities lending agreement totaled $9.8 million at December 31, 2010. These securities are principally corporate common stocks.

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

Securities in the Master Trust are stated at fair value. Fair value is based upon quotations obtained from national securities exchanges, if available. Where securities do not have a quoted market price, the recorded amount represents estimated fair value. Many factors are considered in arriving at that fair market value. Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used during 2010.

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

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	69

The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company sponsored pension benefit plans:

	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,631	$—	$—	$12,631
Common and collective trusts:
International small cap	—	11,706	—	11,706
Global/International equity	—	15,488	—	15,488
Domestic equity – small/mid cap	—	18,744	—	18,744
International equity emerging markets	—	17,333	—	17,333
Common stocks:
Industrials	7,439	—	—	7,439
Energy	8,888	—	—	8,888
Consumer	9,775	—	—	9,775
Healthcare	5,718	—	—	5,718
Finance	11,527	—	—	11,527
Utilities	5,269	—	—	5,269
Information technology	8,309	—	—	8,309
Foreign	5,299	—	—	5,299
Mutual funds:
Foreign large blend	16,674	—	—	16,674
Long-term bond fund	70,695	—	—	70,695
Corporate debt securities	—	1,290	—	1,290

Subtotal	$162,224	$64,561	$—	$226,785
Payable held under securities lending agreement				(10,135)

Total investments at fair value				$216,650

	December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,187	$—	$—	$9,187
Common and collective trusts:
International funds	—	17,056	—	17,056
Growth funds	—	14,402	—	14,402
Index funds	—	32,313	—	32,313
Common stocks:
Industrials	3,076	—	—	3,076
Energy	8,277	—	—	8,277
Consumer	5,198	—	—	5,198
Healthcare	5,800	—	—	5,800
Finance	6,210	—	—	6,210
Utilities	2,808	—	—	2,808
Information technology	5,564	—	—	5,564
Foreign	3,500	—	—	3,500
Corporate debt securities:
AAA	—	3,364	—	3,364
AA	—	2,985	—	2,985
A	—	14,801	—	14,801
BBB	—	12,793	—	12,793
BB	—	1,028	—	1,028
B	—	6,019	—	6,019
U.S. government securities	—	15,906	—	15,906
Limited partnerships	—	15,077	—	15,077
Preferred stock	5,103	—	—	5,103

Subtotal	$54,723	$135,744	$—	$190,467
Payable held under securities lending agreement				(7,990)

Total investments at fair value				$182,477

The Company’s OPEB plan had approximately $16,000 held in cash and equivalents at December 31, 2010, which were level 1.

In 2010, we established our own formal investment policy guidelines for our company-sponsored plans. These guidelines were set by our benefits committee, which is comprised of members of our management and has been assigned its fiduciary authority over management of the plan assets by our board of directors. The committee’s duties include periodically reviewing and modifying those investment policy guidelines as necessary and insuring that the policy is adhered to and the investment objectives are met.

The investment policy limits the investment in Clearwater Paper stock and includes specific guidelines for specific categories of fixed income and convertible securities. Assets are managed by professional investment managers who are expected to achieve a reasonable rate of return over a market cycle. Long-term performance is a fundamental tenet of the policy.

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

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	71

and appropriately revising long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection included:

¡

Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities, venture capital and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic equities	20%-25%
International equities, including emerging markets	20%-25%
Corporate bonds	50%-60%
Liquid reserves	0%-1%

During 2010, we implemented a transition plan to better align the assets of the plan with the expected future payments and based upon this plan transitioned a portion of equity into corporate bonds since the liabilities of the pension plans are long-term in nature. Periodic reviews of allocations within these ranges were made to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.

¡	Assets were managed by professional investment managers and could be invested in separately managed accounts or commingled funds.

¡	Assets were not invested in securities rated below BBB- by S&P or Baa3 by Moody’s.

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

At December 31, 2010, eleven active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the committee.

Our company-sponsored pension plans were underfunded by $55.4 million at December 31, 2010 and $95.9 million at December 31, 2009. In 2010 we contributed $15.1 million to these pension plans, which covered all of the 2009 and 2010 tax year requirements as well as made an additional $10.0 million voluntary contribution. We expect our required contributions for the 2011 plan year to be an additional $16.7 million (plus interest), payable by September 2012. Approximately $8.7 million of these contributions are required to be paid in 2011, with the remainder not required until 2012. In addition, we estimate contributions will total approximately $0.3 million in 2011 to our non-qualified pension plan. We do not anticipate funding our OPEB plans in 2010 except to pay benefit costs as incurred during the year by plan participants.

Estimated future benefit payments, which reflect expected future service and expected Medicare prescription subsidy receipts, are as follows for the years indicated:

(In thousands)	PENSION BENEFIT PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS	EXPECTED MEDICARE SUBSIDY
2011	$14,823	$10,095	$584
2012	15,690	10,466	611
2013	16,292	10,775	642
2014	17,081	11,331	666
2015	18,109	11,795	691
2016–2019	104,725	60,204	3,866

NOTE 12	Earnings Per Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	2010	2009	2008
Basic average common shares outstanding	11,473,700	11,360,307	11,354,542
Incremental shares due to:
Restricted stock units	178,024	300,716	—
Performance shares	183,252	109,040	—

Diluted average common shares outstanding	11,834,976	11,770,063	11,354,542

Basic net earnings per common share	$6.43	$16.06	$0.86
Diluted net earnings per common share	6.24	15.50	0.86

Anti-dilutive shares excluded from calculation	—	11,969	282,469

Common share amounts shown as outstanding for 2008 use the basic average common shares outstanding as of the spin-off date.

NOTE 13	Equity-Based Compensation Plans

The Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan, which has been approved by our stockholders, provides for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options, or stock appreciation rights to selected employees, outside directors, and consultants of the company. The Stock Plan became effective on December 16, 2008. Under the Stock Plan, we are authorized to issue up to approximately 2.1 million shares, which includes approximately 0.4 million additional shares authorized in connection with our acquisition of Cellu Tissue that are available for issuance as equity-based awards only to any employees, outside directors, or consultants who were not employed on December 26, 2010 by Clearwater Paper Corporation or any of its subsidiaries. At December 31, 2010, approximately 1.0 million shares were available for future issuance under the Stock Plan.

As of the spin-off date, the performance share and RSU awards previously granted to our employees by Potlatch were automatically cancelled, per the terms of the awards, as a result of the spin-off. Under the employee matters agreement we entered into with Potlatch in connection with the spin-off, we agreed to issue new equity awards of equivalent value to replace the equity awards previously received from Potlatch. Replacement awards were granted in the form of RSU grants. The awards accrue dividend equivalents, if any are paid, based on dividends paid during the RSU vesting period. The dividend equivalents are converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. The terms of the awards state that the awards vest after a set period of time has passed, which approximates the remaining vesting or settlement period associated with the cancelled Potlatch equity awards.

As required by accounting guidance on stock compensation, we prepared a calculation as of the date of the spin-off to determine whether any additional compensation cost existed for any excess of the fair value of the modified replacement awards granted by us over the fair value of the original Potlatch performance share and RSU awards. The resulting additional expense of $0.4 million was recognized over the vesting period of the replacement grants.

We record employee equity-based compensation expense for awards of RSUs and performance shares. We expense equity-based compensation using the straight-line method, generally over the vesting requirement period. The equity-based compensation expense and related tax benefit we recorded through December 16, 2008 was allocated to us by Potlatch.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	73

Employee equity-based compensation expense was recognized as follows:

	Year Ended
(Dollars in thousands)	2010	2009	2008
Restricted stock units	$1,544	$2,218	$130
Performance shares	3,275	794	2,193

Total employee equity-based compensation	$4,819	$3,012	$2,323

Related tax benefit	$1,582	$1,018	$906

RESTRICTED STOCK UNITS

RSUs granted under our Stock Plan are generally subject to a vesting period of one to three years. RSU awards will accrue dividend equivalents based on dividends paid, if any, during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate.

A summary of the status of outstanding RSU awards as of December 31, 2010 and 2009, and changes during those years, is presented below:

	2010			2009
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Unvested shares outstanding at January 1	424,756	$14.07		282,469	$17.25
Granted	16,214	48.45		214,361	9.90
Vested	(212,778)	16.84		(18,347)	15.04
Forfeited	(9,556)	14.28		(53,727)	13.85

Unvested shares outstanding at December 31	218,636	13.91	$17,119	424,756	14.07	$23,349

For RSU awards granted during 2010, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during 2010 was $3.6 million.

As of December 31, 2010, there was $1.0 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.1 years.

PERFORMANCE SHARES

Performance share awards granted under our Stock Plan have a three-year performance period, and shares are issued after the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total stockholder return compared to the total stockholder return performance of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0% - 200%. Performance share awards granted under our Stock Plan do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement. During the performance period, dividend equivalents accrue based on dividends paid, if any, and are converted into additional performance shares, which vest or are forfeited in the same manner as the underlying performance shares to which they relate.

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

A summary of the status of outstanding performance share awards as of December 31, 2010 and 2009, and changes during those years, is presented below:

	2010			2009
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1	262,294	$11.27		—	$—
Granted	70,761	78.71		281,091	11.18
Vested	—	—		—	—
Forfeited	(13,620)	16.28		(18,797)	9.87

Outstanding at December 31	319,435	26.00	$25,012	262,294	11.27	$14,418

As of December 31, 2010 there was $4.0 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 1.1 years.

DIRECTOR AWARDS

In connection with joining our board of directors, in January 2009 our outside directors were granted an award of phantom common stock units, which were credited to an account established on behalf of each director and vest ratably over a three-year period. In May 2009 and 2010, our outside directors were granted equity awards in the form of phantom common stock units as part of their annual compensation, which were credited to their accounts. Certain of the awards granted vest ratably over a one-year period. These accounts will be credited with additional phantom common stock units equal in value to dividends paid, if any, on the same amount of common stock. Upon separation from service as a director, the vested portion of the phantom common stock units held by the director in a stock unit account are converted to cash based upon the then market price of the common stock and paid to the director. Due to the cash-settlement feature of the awards, we recognize equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation expense totaling $3.7 million and $2.6 million for the years ended December 31, 2010, and 2009, respectively. We were a wholly-owned subsidiary of Potlatch prior to our spin-off, and thus there was no director equity-based compensation expense for the year ended December 31, 2008.

NOTE 14	Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	2010		2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments (Level 1)	$148,660	$148,660	$190,750	$190,750
Foreign exchange forward contracts (Level 2)	95	95	—	—
Long-term debt (Level 1)	539,074	571,158	148,285	166,500

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

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	75

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Foreign exchange forward contracts and cash and short-term investments are the only items measured at fair value on a recurring basis. The carrying amount of our short-term investments approximates fair value due to their very short maturity periods, and such investments are at or near market yields. For a description of our methods and assumptions used in determining the fair value of our foreign exchange forward contracts, see Note 17.

NOTE 15	Commitments and Contingencies

LEASES

We have operating leases covering manufacturing, office, warehouse and distribution space, equipment and vehicles expiring at various dates through 2018. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

We entered into a capital lease for our Shelby, North Carolina facility in 2010 with payments extending until 2021. At December 31, 2010, we recorded an asset of $11.4 million, consisting of construction costs accumulated to date, within Property, plant, and equipment and a corresponding capital lease obligation within other long-term obligations of our Consolidated Balance Sheet associated with this capital lease. At December 31, 2010, the facility related to this capital lease had not been place in service and therefore had no accumulated depreciation associated with it.

As of December 31, 2010, under current operating and capital lease contracts, we had future minimum lease payments as follows:

(In thousands)	Capital	Operating
2011	$1,747	$16,960
2012	2,131	13,541
2013	2,172	9,856
2014	2,217	5,788
2015	2,261	4,306
2016 and later years	40,396	10,797

Total	$50,924	$61,248

Rent expense was $10.0 million, $10.2 million and $11.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 16	Business Interruption and Insurance Recovery

Following the scheduled major maintenance at our Idaho pulp and paperboard mill on March 22, 2010, a fiberline blow tank collapsed causing a portion of this mill to cease operations for a period of 14 days. We maintain business interruption insurance and filed a claim with our insurance provider to recover costs of the damaged plant and equipment and estimated lost profits due to the disruption of operations during the repair period. In addition to repair and asset replacement costs, we also incurred various other costs, including incremental pulp replacement costs, lost electrical generation, incremental natural gas costs, and incremental chip storage and handling costs with our external chip suppliers. All costs and insurance recoveries were recorded through the cost of sales line item in our Consolidated Statements of Operations. The insurance claim for this event totaled $7.8 million, net of the policy deductible of $1.0 million, and was settled and paid in its entirety in 2010.

NOTE 17	Foreign Exchange Hedging Activities

As part of the construction of our North Carolina tissue facilities, we entered into contracts to purchase equipment denominated in the euro. In accordance with our risk management strategy, we use derivative instruments to hedge certain foreign currency exposures. During 2010, we entered into eight foreign exchange forward transactions with notional amounts ranging from less than $0.1 million to $1.0 million and maturing at various dates over the next six months. The total notional amount as of December 31, 2010 was $2.4 million. The fair values of our foreign exchange contracts are determined using the income approach and significant other observable inputs (also known as “Level 2”), as defined by the accounting standards. The key inputs used at December 31, 2010 included foreign exchange spot and forward rates, which are available in an active market. We have not designated our foreign exchange forward contracts as hedging instruments, therefore any gain or loss that arises from the exchange rate fluctuations are included in the Consolidated Statements of Operations within “Interest expense, net.” We classify cash flows from our derivative programs as cash flows from operating activities within “Other, net” in the Consolidated Statements of Cash Flows. The fair values of our foreign exchange hedging contracts at December 31, 2010 were $0.1 million. These foreign exchange contracts are recorded on the Consolidated Balance Sheets within “Short-term investments.” We had no foreign exchange hedging activities during 2009 or 2008.

NOTE 18	Segment Information

As of December 31, 2010, we were organized into two reportable operating segments: Consumer Products and Pulp and Paperboard. The Wood Products operating results have been consolidated into the Pulp and Paperboard segment in order to conform to our new management structure beginning in 2010. We have reclassified applicable segment data of the prior periods to reflect this segment change.

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

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	77

Following is a tabular presentation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the financial statements.

(In thousands)	2010	2009	2008
Segment net sales:
Consumer Products	$570,129	$554,034	$504,597
Pulp and Paperboard	879,889	749,544	816,147

	1,450,018	1,303,578	1,320,744
Elimination of intersegment net sales	(77,053)	(53,509)	(65,435)

Total segment net sales	$1,372,965	$1,250,069	$1,255,309

Intersegment net sales or transfers[1]:
Consumer Products	$82	$75	$109
Pulp and Paperboard	76,971	53,434	65,326

Total intersegment net sales or transfers	$77,053	$53,509	$65,435

Operating income (loss):
Consumer Products	$63,749	$122,117	$37,321
Pulp and Paperboard[1]	81,911	191,894	4,437

	145,660	314,011	41,758
Corporate and eliminations	(46,893)	(16,571)	(13,274)

Earnings before interest, debt retirement costs, and income taxes	$98,767	$297,440	$28,484

Depreciation and amortization:
Consumer Products	$16,994	$16,022	$15,653
Pulp and Paperboard	28,658	29,857	30,840
Corporate	2,076	1,539	461

Total depreciation and amortization	$47,728	$47,418	$46,954

Assets:
Consumer Products	$969,450	$256,927	$251,999
Pulp and Paperboard	377,674	386,748	425,032

	1,347,124	643,675	677,031
Corporate	198,212	303,788	6,235

Total Assets	$1,545,336	$947,463	$683,266

Capital Expenditures:
Consumer Products	$33,902	$14,182	$10,100
Pulp and Paperboard	10,208	4,362	10,529

	44,110	18,544	20,629
Corporate	2,923	784	677

Total Capital Expenditures	$47,033	$19,328	$21,306

[1]	Intersegment sales for 2008-2010, which were based on prevailing market prices, consisted largely of pulp from our Pulp and Paperboard segment sold to our Consumer Products segment.

[2]	Operating income for the year ended December 31, 2009, for the Pulp and Paperboard segment included $170.6 million associated with the AFMTC.

Our manufacturing facilities and all other assets are located within the continental United States, except for one production facility in St. Catharines, Ontario, Canada. We sell and ship our products to customers in many foreign countries. Geographic information regarding our net sales is summarized as follows:

(In thousands)	2010	2009	2008
United States	$1,236,400	$1,134,831	$1,107,712
Japan	53,390	39,765	51,158
Canada	15,060	13,523	11,630
Taiwan	12,257	7,730	17,466
Mexico	9,843	7,932	3,973
China	9,128	14,424	18,306
Korea	6,258	9,290	1,838
Australia	6,173	7,838	9,647
Vietnam	4,523	944	1,609
Netherlands	4,181	627	14,090
India	2,856	304	—
Germany	2,729	979	874
Great Britain	271	2,827	2,757
Poland	—	393	5,436
Other foreign countries	9,896	8,662	8,813

Total Net Sales	$1,372,965	$1,250,069	$1,255,309

NOTE 19	Financial Results by Quarter (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
(In thousands—except per-share amounts)	2010	2009	2010	2009	2010	2009	2010	2009
Net Sales	$330,621	$286,700	$343,860	$316,905	$352,927	$331,484	$345,557	$314,980

Costs and expenses:
Cost of sales	301,964	245,645	286,415	267,022	303,542	282,485	281,883	256,999
Selling, general and administrative expenses	18,093	15,830	20,145	18,198	20,886	18,627	41,270	18,470

	320,057	261,475	306,560	285,220	324,428	301,112	323,153	275,469

Alternative Fuel Mixture Tax Credit	—	—	—	76,373	—	47,137	—	47,137

Earnings before interest, debt retirement costs and income taxes	10,564	25,225	37,300	108,058	28,499	77,509	22,404	86,648

Net earnings	$458	$13,647	$20,568	$75,448	$14,988	$46,209	$37,786	$47,160

Net earnings per common share
Basic	$0.04	$1.20	$1.79	$6.64	$1.31	$4.07	$3.29	$4.15
Diluted	0.04	1.19	1.75	6.43	1.27	3.92	3.19	4.01

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Clearwater Paper Corporation:

We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule lI. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clearwater Paper Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. This report includes a paragraph stating that management excluded from its assessment of the effectiveness of Clearwater Paper Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, Cellu Tissue Holdings, Inc.’s internal control over financial reporting associated with total assets of approximately $692.0 million as of December 31, 2010 and total revenues of approximately $7.3 million for the year ended December 31, 2010.

/s/ KPMG LLP

Seattle, Washington

March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Clearwater Paper Corporation:

We have audited Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Clearwater Paper Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Clearwater Paper Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Clearwater Paper Corporation acquired Cellu Tissue Holdings, Inc. on December 27, 2010, and management excluded from its assessment of the effectiveness of Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2010, Cellu Tissue Holdings, Inc.’s internal control over financial reporting associated with total assets of approximately $692.0 million and total revenues of approximately $7.3 million included in the consolidated financial statements of Clearwater Paper Corporation and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of Clearwater Paper Corporation also excluded an evaluation of the internal control over financial reporting of Cellu Tissue Holdings, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clearwater Paper Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 11, 2011

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	81

CLEARWATER PAPER CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	AMOUNTS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Reserve deducted from related assets:
Doubtful accounts—Accounts receivable
Year ended December 31, 2010	$966	$89	$(51)	$1,004
Year ended December 31, 2009	1,121	678	(833)	966
Year ended December 31, 2008	760	561	(200)	1,121

[1]	accounts written off, net of recoveries.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report on Form 10-K. Management excluded from this evaluation an assessment of those disclosure controls and procedures of Cellu Tissue that are subsumed by internal control over financial reporting (see below under “Management Report on Internal Control Over Financial Reporting”).

Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures are effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Changes in Internal Controls

On December 27, 2010, we completed the acquisition of Cellu Tissue. We are in the process of integrating Cellu Tissue. Our management is analyzing, evaluating and, where necessary, will implement changes in controls and procedures relating to the Cellu Tissue business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act).

Under the supervision of and with the participation of our CEO and our CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management appropriately excluded Cellu Tissue from the scope of its assessment of our internal control over financial reporting. We acquired Cellu Tissue on December 27, 2010, as discussed in Note 4 of the notes to our Consolidated Financial Statements included in Item 8 of this Annual Report. Cellu Tissue’s total assets represented 45% of our consolidated total assets as of December 31, 2010. Cellu Tissue’s net earnings were immaterial to our total consolidated net earnings in 2010 due to the fact that Cellu Tissue’s operations were only included in four days of our consolidated results in 2010.

Based on this assessment, our management has concluded that as of December 31, 2010 our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

ITEM 9B.	Other Information

None.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	83

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be filed on or about March 25, 2011, for the 2011 annual meeting of stockholders, referred to in this report as the 2011 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report in Item 1. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated herein by reference.

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

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Clearwater Paper Corporation

Attention: Corporate Secretary

601 W. Riverside Avenue, Suite 1100

Spokane, Washington 99201

Telephone: (509) 344-5921

The Audit Committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2010, the members of that committee were Boh A. Dickey (Chair), William D. Larsson and William T. Weyerhaeuser. The board of directors has determined that Messrs. Dickey and Larsson are each an “audit committee financial expert” and that they and Mr. Weyerhaeuser are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.	Executive Compensation

Information required by Item 11 of Part III is included under the heading “Compensation Discussion and Analysis” in our 2011 Proxy Statement, to be filed on or about March 25, 2011, relating to our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our 2011 Proxy Statement, to be filed on or about March 25, 2011, relating to our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

The following table provides certain information as of December 31, 2010, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS[2]	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	895,594	—	1,041,570
Equity compensation plans not approved by security holders	—	—

Total	895,594	—	1,041,570

[1]

Includes 638,870 performance shares and 256,724 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share and RSU programs, not including future dividend equivalents, if any are paid.

[2]	Performance shares and RSUs do not have exercise prices and therefore are not included in the weighted average exercise price calculation.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2011 Proxy Statement, to be filed on or about March 25, 2011, relating to our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2011 Proxy Statement, to be filed on or about March 25, 2011, relating to our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	85

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS

Our consolidated financial statements are listed in the Index to Financial Statements and Schedules on page 41 of this report.

FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statement schedules are listed in the Index to Financial Statements and Schedules on page 41 of this report.

EXHIBITS

Exhibits are listed in the Exhibit Index on pages 85-88 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/S/ GORDON L. JONES
Gordon L. Jones
Chairman, President and Chief Executive Officer

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

BY	/S/ GORDON L. JONES Gordon L. Jones	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2011

BY	/S/ LINDA K. MASSMAN Linda K. Massman	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 11, 2011

BY	/S/ JOHNATHAN D. HUNTER Johnathan D. Hunter	Corporate Controller (Principal Accounting Officer)	March 11, 2011

	* Frederic W. Corrigan	Director	March 11, 2011

	* Boh A. Dickey	Director	March 11, 2011

	* William D. Larsson	Director	March 11, 2011

	* Michael T. Riordan	Director	March 11, 2011

	* Dr. William T. Weyerhaeuser	Director	March 11, 2011

*By	/S/ MICHAEL S. GADD
Michael S. Gadd (Attorney-in-fact)

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	87

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

2.1*	Separation and Distribution Agreement, dated December 15, 2008, between Clearwater Paper Corporation (the “Company”) and Potlatch Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on December 18, 2008).

2.2*	Agreement and Plan of Merger, dated as of September 15, 2010, by and among the Company, Cellu Tissue Holdings, Inc., and Sand Dollar Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2010).

3.1*	Restated Certificate of Incorporation of the Company, effective as of December 16, 2008, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

3.2*	Amended and Restated Bylaws of the Company, effective as of December 16, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

4.1*	Indenture dated as of June 11, 2009, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the Commission on June 12, 2009).

4.2*	Form of 10 5/8% Senior Notes due 2016 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the Commission on June 12, 2009).

4.3*	Indenture, dated as of October 22, 2010, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the Commission on October 27, 2010).

4.4*	Form of 7 1/8% Senior Notes due 2018 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the Commission on October 27, 2010).

4.5*	Registration Rights Agreement, dated as of October 22, 2010, between Clearwater Paper Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the Commission on October 27, 2010).

10.1*	Employee Matters Agreement, dated December 15, 2008, between the Company and Potlatch Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010).

10.2*	Tax Sharing Agreement, dated December 15, 2008, among the Company, Potlatch Corporation, Potlatch Forest Holdings, Inc. and Potlatch Land & Lumber, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

10.3*	Loan and Security Agreement, dated as of November 26, 2008, by and among the Company and Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2008).

10.3(i)*	First Amendment to Loan and Security Agreement, dated as of September 15, 2010, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2010).

EXHIBIT NUMBER	DESCRIPTION

10.3(ii)*	Second Amendment to Loan and Security Agreement, dated as of October 22, 2010, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2010).

10.3(iii)	Third Amendment to Loan and Security Agreement, dated as of February 7, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company.

10.3(iv)	Fourth Amendment to Loan and Security Agreement, dated as of March 2, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company.

10.4*[1]	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Commission on November 19, 2008).

10.5*[1]	Employment Agreement between Gordon L. Jones and the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the Commission on October 10, 2008).

10.5(i)*[1]	Addendum to Employment Agreement with Gordon L. Jones, dated effective January 1, 2009 (incorporated by reference to Exhibit 10.7(i) to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2009).

10.5(ii)*[1]	Amendment to Employment Agreement between Gordon L. Jones and the Company, dated effective September 22, 2009 (incorporated by reference to Exhibit 10.7(ii) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2009).

10.6*[1]	Offer Letter with Linda K. Massman (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the Commission on October 10, 2008).

10.7*[1]	Offer Letter with Thomas H. Carter (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the Commission on October 10, 2008).

10.8*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.8(i)*[1]	Amendment No. 1 to Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2010).

10.9*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.9(i)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment to Performance Share Awards, effective March 2, 2009 (incorporated by reference to Exhibit 10.11(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.9(ii)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Award, as amended and restated May 12, 2009, to be used for performance share awards approved subsequent to May 12, 2009, (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010).

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	89

EXHIBIT NUMBER	DESCRIPTION

10.9(iii)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Award, as amended and restated December 1, 2009, to be used for annual performance share awards approved subsequent to December 31, 2009 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010).

10.10*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.10(i)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Award, as amended and restated May 12, 2009, to be used for restricted stock unit awards approved subsequent to May 12, 2009 (incorporated by reference to Exhibit 10.12(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.10(ii)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Award, as amended and restated December 1, 2009, to be used for annual restricted stock unit awards approved subsequent to December 31, 2009, filed as Exhibit 10.12(ii) to the Current Report on Form 8-K filed by the Registrant on December 4, 2009.

10.11*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.11(i)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.12*[1]	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.14(i) to the Company’s Current Report on Form 8-K filed with the Commission on May 14, 2010).

10.13*[1]	Clearwater Paper Corporation Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.13(i)*[1]	Amendment to Clearwater Paper Corporation Management Deferred Compensation Plan, dated April 27, 2010 (incorporated by reference to Exhibit 10.15(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2010).

10.14*[1]	Clearwater Paper Corporation Severance Program for Executive Employees (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.14(i)*[1]	Amendment to the Clearwater Paper Corporation Severance Program for Executive Employees, dated May 6, 2009 (incorporated by reference to Exhibit 10.16(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.15*[1]	Clearwater Paper Corporation Salaried Supplemental Benefit Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.15(i)*[1]	Addendum to the Clearwater Paper Corporation Salaried Supplemental Benefit Plan, dated May 12, 2009 (incorporated by reference to Exhibit 10.17(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.16*[1]	Clearwater Paper Corporation Benefits Protection Trust Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008).

EXHIBIT NUMBER	DESCRIPTION

10.17*[1]	Clearwater Paper Corporation Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.18*[1]	Letter Agreement, dated April 29, 2009, between the Company and Harry D. Seamans (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.19*	Second Amended and Restated Reimbursement Agreement dated as of December 27, 2010, by and between Cellu Tissue-CityForest LLC and Associated Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2010).

10.20*	Guaranty dated as of December 27, 2010 by the Company in favor of Associated Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2010).

10.21*	Voting Agreement, dated as of September 15, 2010, by and among the Company, Weston Presidio V, L.P., Russell C. Taylor, Chipping Wood Fund, LLC and Taylor Investment Partners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2010).

10.22*	Commitment Letter, dated as of September 15, 2010, signed by Banc of America Bridge LLC and Banc of America Securities LLC in favor of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2010).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Clearwater Paper Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

CLEARWATER PAPER CORPORATION 2010 FORM 10-K	91