Form 10-Q
period 2011-03-31
Clearwater Paper Corp
filed 2011-05-06
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of common stock of the registrant outstanding as of April 29, 2011 was 11,519,260.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.	Condensed Consolidated Financial Statements

Clearwater Paper Corporation

Condensed Consolidated Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales	$465,830	$330,621

Costs and expenses:
Cost of sales	(414,920)	(301,964)
Selling, general and administrative expenses	(27,364)	(18,093)

Total operating costs and expenses	(442,284)	(320,057)

Income from operations	23,546	10,564
Interest expense, net	(11,333)	(4,285)
Other, net	(476)	—

Earnings before income taxes	11,737	6,279
Income tax provision	(6,133)	(5,821)

Net earnings	$5,604	$458

Net earnings per common share:
Basic	$0.49	$0.04
Diluted	0.47	0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Balance Sheets

Unaudited (Dollars in thousands – except per-share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$19,092	$18,928
Restricted cash	3,668	3,637
Short-term investments	140,139	126,095
Receivables, net	155,292	153,335
Taxes receivable	—	10,354
Inventories	234,890	228,321
Deferred tax assets	41,408	37,374
Prepaid expenses	11,315	11,415

Total current assets	605,804	589,459

Property, plant and equipment, net	670,098	654,456
Goodwill	229,533	229,533
Intangible assets, net	54,768	56,400
Other assets	14,495	15,488

	$1,574,698	$1,545,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$197,694	$184,604
Current liability for pensions and other postretirement employee benefits	9,749	9,749
Current portion of long-term debt	760	760

Total current liabilities	208,203	195,113

Long-term debt, net of current portion	537,985	538,314
Liability for pensions and other postretirement employee benefits	179,516	187,116
Other long-term obligations	32,847	23,369
Accrued taxes	72,721	72,011
Deferred tax liabilities	67,237	61,064
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 11,518,604 and 11,478,909 shares issued	1	1
Additional paid-in capital	310,468	310,821
Retained earnings	261,483	255,879
Accumulated other comprehensive loss, net of tax	(95,763)	(98,352)

Total stockholders’ equity	476,189	468,349

	$1,574,698	$1,545,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATIONS
Net earnings	$5,604	$458
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	18,669	11,866
Deferred tax expense	2,001	794
Equity-based compensation expense	1,954	1,043
Employee benefit plans	2,397	3,309
Change in taxes receivable, net	10,354	39,353
Working capital changes	3,117	14,123
Excess tax benefits from equity-based payment arrangements	—	(2,569)
Funding of qualified pension plans	(8,500)	—
Other, net	2,985	2,583

Net cash provided by operating activities	38,581	70,960

CASH FLOWS FROM INVESTING
Change in short-term investments	(14,000)	(45,074)
Additions to plant and equipment	(23,492)	(5,257)

Net cash used for investing activities	(37,492)	(50,331)

CASH FLOWS FROM FINANCING
Change in book overdrafts	881	(5,324)
Repayment of debt	(380)	—
Excess tax benefits from equity-based payment arrangements	—	2,569
Payment of employee restricted stock tax withholdings	(1,470)	(3,420)
Other, net	(8)	(17)

Net cash used for financing activities	(977)	(6,192)

Effect of foreign currency	52	—

Increase in cash	164	14,437
Balance at beginning of period	18,928	2,824

Balance at end of period	$19,092	$17,261

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$92	$—
Cash paid for taxes	10,544	365
Cash received from tax refunds	29,152	37,216

For the three months ended March 31, 2011, a non-cash increase in property, plant and equipment of $8.7 million was included in other long-term obligations associated with a capital lease.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Statements of Comprehensive Income

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Net earnings	$5,604	$458

Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax expense of $1,002 and $1,242	1,567	1,944
Amortization of prior service credit included in net periodic cost, net of tax benefit of $59 and $58	(92)	(90)
Foreign currency translation adjustment	1,172	—
Recognition (amortization) of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	(58)	5,070

Other comprehensive income, net of tax	2,589	6,924

Comprehensive income	$8,193	$7,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited

NOTE 1 Nature of Operations and Basis of Presentation

GENERAL

We are principally engaged in the manufacturing and selling of pulp-based products. We manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, bleached paperboard, pulp and wood products at 13 manufacturing locations in the U.S. and one in Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchants and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. We also manufacture wood products, including quality cedar used for its attractive appearance, and lumber products for construction.

On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue, and consolidated the acquisition in our financial statements as of that date. The financial position and results of Cellu Tissue’s operations and cash flows, subsequent to the acquisition date, are fully reflected in these condensed consolidated financial statements.

FINANCIAL STATEMENT PREPARATION AND PRESENTATION

The accompanying Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, and the related Condensed Consolidated Statements of Operations, Cash Flows, and Comprehensive Income for the three months ended March 31, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, or SEC, on March 11, 2011.

We evaluated all subsequent events through the date these financial statements were filed with the SEC. Except as described below within this note regarding a newly ratified union labor contract at our facility in St Catherines, Ontario, there were no events or transactions occurring during this subsequent event reporting period that require disclosure in the notes to the condensed consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant areas requiring the use of estimates and measurement of uncertainty include the determination of net realizable value for deferred tax assets, environmental matters, goodwill and intangible assets and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.

TRADE ACCOUNTS RECEIVABLE

As of March 31, 2011 and December 31, 2010, we had an allowance of $1.0 million for doubtful accounts based on our estimates of the collectability of outstanding receivables.

INVENTORIES

Inventories are stated at the lower of current average cost or market, except that the last-in, first-out method is used to determine cost of logs, chips, sawdust and the majority of our lumber. An average cost method is used to determine the cost of all other inventories.

PROPERTIES

Land, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,306.9 million and $1,290.1 million at March 31, 2011 and December 31, 2010, respectively.

EMPLOYEES

Unions represent hourly employees at seven of our manufacturing sites. There are no hourly union labor contracts expiring in 2011. The union contracts that have expired as set forth on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2010 were still being negotiated as of March 31, 2011. In May 2011, union employees represented by the Independent Paperworkers of Canada at our facility in St Catherines, Ontario (approximately 95 employees) ratified a new labor contract.

NOTE 2 Recently Adopted and New Accounting Standards

There were no new accounting standards adopted during the three months ended March 31, 2011. We reviewed all new accounting pronouncements issued in the period and concluded that they are not applicable to our business.

NOTE 3 Inventories

Inventories at the balance sheet dates consist of:

(In thousands)	March 31, 2011	December 31, 2010
Logs, pulpwood, chips and sawdust	$16,554	$19,901
Lumber	11,890	13,065
Pulp, paperboard and tissue products	147,821	139,404
Materials and supplies	58,625	55,951

	$234,890	$228,321

NOTE 4 Intangible Assets

Intangible assets at the balance sheet dates are comprised of the following:

	March 31, 2011
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$1,389	$48,611
Trade names and trademarks	10.0	5,300	133	5,167
Non-compete agreements	2.5	1,100	110	990

Total intangible assets		$56,400	$1,632	$54,768

	December 31, 2010
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$—	$50,000
Trade names and trademarks	10.0	5,300	—	5,300
Non-compete agreements	2.5	1,100	—	1,100

Total intangible assets		$56,400	$—	$56,400

NOTE 5 Taxes

Consistent with authoritative guidance, our estimated annual effective tax rate is used to allocate expected annual income tax expense to interim periods. The rate is the ratio of estimated annual income tax expense to estimated pre-tax ordinary income, and excludes what we refer to as “discrete items”, which are significant, unusual or infrequent items reported separately net of their related tax effect. The estimated annual effective tax rate is applied to the current interim period’s ordinary income to determine the income tax expense allocated to the interim period. The income tax effects of discrete items are then determined separately and recognized in the interim period in which the income or expense items arise.

Our estimated annual effective tax rate for 2011 is 35.8%, compared with 34.1% for the comparable interim period in 2010. We recorded income tax expense of $6.1 million in the three months ended March 31, 2011 compared to $5.8 million in the three months ended March 31, 2010. The actual rate for the three months ended March 31, 2011 was 52.2%, compared to a rate of 92.7% for the same period of 2010, resulting from the net impact of reporting discrete items in each reporting period totaling net expense of approximately $1.9 million and $3.7 million, respectively. The effective tax rate for the three months ended March 31, 2011 was primarily impacted by three main discrete items. The first was an increase in tax expense based on evaluating our evolving state tax structure as Cellu Tissue is integrated with the Company’s operations. Another discrete item was a decrease in tax expense relating to certain transaction costs that were determined to be deductible under the Internal Revenue Code. The final discrete item was an increase to tax expense relating to interest accrued on uncertain tax positions for the quarter. The higher tax rate for the first quarter of 2010 was primarily due to the passage of the Patient Protection and Affordable Care Act on March 23, 2010, which required us to reverse $4.4 million of deferred tax assets relating to the elimination of an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy beginning in January 2013, for which there is no comparable impact in 2011.

We are eligible to convert gallons previously claimed under the Alternative Fuel Mixture Tax Credit, or AFMTC, to Cellulosic Biofuel Producer Credit, or CBPC; however, due to CBPC carryovers from 2010, we do not anticipate converting additional gallons from AFMTC to CBPC during 2011. We have the ability to convert additional gallons to CBPC until the end of 2013.

NOTE 6 Debt

$375 MILLION SENIOR NOTES DUE 2018

On October 22, 2010, we sold $375.0 million aggregate principal amount of senior notes, which we refer to as the 2010 Notes. The 2010 Notes mature on November 1, 2018, have an interest rate of 7.125% and were issued at their face value. The issuance of these notes generated net proceeds of $367.5 million after deducting offering expenses. The net proceeds from the issuance of the 2010 Notes were used to finance in part our acquisition of Cellu Tissue, to refinance certain existing indebtedness of Cellu Tissue, and to pay fees and expenses incurred as part of the 2010 Note offering, acquisition of Cellu Tissue and related transactions.

The 2010 Notes are guaranteed by Cellu Tissue and certain of our other existing and future direct and indirect domestic subsidiaries. The 2010 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2010 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2010 Notes limit our ability to pay dividends or repurchase equity interests from our stockholders; borrow money; incur liens; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into sale and lease-back transactions; and consolidate, merge or sell all or substantially all of our assets.

In connection with the issuance of the 2010 Notes, we entered into a registration rights agreement with the initial purchaser of the 2010 Notes. Pursuant to the registration rights agreement, we filed a registration statement on April 29, 2011 with the Securities Exchange Commission, or SEC, pursuant to which we intend to offer to exchange the 2010 Notes for notes with substantially similar terms that are registered under the Securities Act of 1933, as amended. In certain circumstances, including if applicable interpretations of the staff of the SEC do not permit us to effect the exchange of the 2010 Notes, we will be required to make available an effective shelf registration statement registering the resale of the 2010 Notes. If we default on certain obligations under the registration rights agreement, we will be required to pay additional interest on the 2010 Notes until the default is cured.

$150 MILLION SENIOR NOTES DUE 2016

In June 2009, we issued senior unsecured notes, which we refer to as the 2009 Notes, in aggregate principal amount of $150.0 million. The 2009 Notes are due on September 15, 2016 and have an interest rate of 10.625%. The 2009 Notes were issued at a price equal to 98.792% of their face value.

The 2009 Notes are general unsecured obligations and are therefore not secured by our assets and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

CITYFOREST INDUSTRIAL BONDS

In connection with our acquisition of Cellu Tissue, we assumed Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series 1998, or IRBs, previously issued by a subsidiary of Cellu Tissue. Approximately $15.2 million in aggregate principal face amount of the IRBs is outstanding at March 31, 2011. The IRBs have scheduled semi-annual payments of principal, with the balance payable at maturity on March 1, 2028. The variable interest rate on the IRBs was 2.5% as of March 31, 2011. The IRBs are guaranteed by Cellu Tissue and contain various customary covenants and events of default.

Cellu Tissue-CityForest LLC, or CityForest, a wholly-owned subsidiary of Cellu Tissue, is required, under the terms of the Indenture of Trust governing the IRBs, or CityForest Indenture, to provide a letter of credit in favor of the trustee. CityForest is a party to a Second Amended and Restated Reimbursement Agreement dated as of December 27, 2010, with Associated Bank pursuant to which Associated Bank provided a letter of credit to the trustee. The trustee is permitted to draw upon the letter of credit to pay principal and interest due on the IRBs, and to provide liquidity to purchase IRBs put to CityForest by bondholders and not remarketed; and CityForest is obligated under the Second Amended and Restated Reimbursement Agreement to reimburse Associated Bank for any such draws. The expiration date of the letter of credit is February 15, 2012. Under the terms of the Second Amended and Restated Reimbursement Agreement, CityForest is required, on or before September 30, 2011, to cause the letter of credit to be replaced with a substitute letter of credit from a third-party bank. CityForest’s failure to cause the letter of credit to be replaced by September 30, 2011 will constitute an event of default under the Second Amended and Restated Reimbursement Agreement.

The Second Amended and Restated Reimbursement Agreement contains various customary covenants applicable to CityForest, including a requirement to comply on a quarterly basis with a maximum leverage covenant and a minimum fixed charge coverage covenant based on CityForest’s balance sheet and statement of operations. The maximum permitted leverage ratio is 2.5 to 1.0. As of March 31, 2011, the leverage ratio was 1.0 to 1.0. The minimum permitted fixed charge coverage ratio is 1.2 to 1.0. As of March 31, 2011, the fixed charge coverage ratio was 4.5 to 1.0.

Clearwater Paper has guaranteed all of the obligations of CityForest under the Second Amended and Restated Reimbursement Agreement, pursuant to a Guaranty, dated as of December 27, 2010, executed in favor of Associated Bank.

The Second Amended and Restated Reimbursement Agreement provides that in certain circumstances where Cellu Tissue incurs indebtedness, as defined, in excess of amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the CityForest Indenture, CityForest may be required to cause the bonds to be redeemed or provide a new letter of credit from another lender. As required by the Second Amended and Restated Reimbursement Agreement, we had $1.1 million of restricted cash as of March 31, 2011, which is included in other assets on the Condensed Consolidated Balance Sheet.

REVOLVING CREDIT FACILITY

On November 26, 2008, we entered into a four-year $125 million revolving credit facility with certain financial institutions. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million.

As of March 31, 2011, there were no borrowings outstanding under the credit facility, but approximately $8.4 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.25% and 2.75% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.75% and 1.25% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last fiscal quarter, which is recalculated on a quarterly basis. As of March 31, 2011, we would have been permitted to draw $116.6 million under the credit facility at LIBOR plus 2.5%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of March 31, 2011, the fixed charge coverage ratio for the last twelve months was 1.4 to 1.0.

NOTE 7 Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost of our pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

	Three Months Ended March 31,
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2011	2010	2011	2010
Service cost	$1,643	$1,964	$268	$270
Interest cost	3,759	3,895	1,914	2,093
Expected return on plan assets	(4,810)	(4,788)	—	—
Amortization of prior service cost (credit)	298	301	(449)	(449)
Amortization of actuarial loss	2,046	2,219	523	967

Net periodic cost	$2,936	$3,591	$2,256	$2,881

As discussed in the notes to our consolidated financial statements in our 2010 Form 10-K, our company-sponsored pension plans were underfunded by $55.4 million at December 31, 2010. The funded status as of December 31, 2010 improved by $40.5 million over the funded status as of December 31, 2009 due to cash contributions made to the pension plans during 2010, positive returns on pension asset investments and plan changes resulting in the salaried pension plan being closed to new entrants commencing December 31, 2010 and frozen as to the accrual of further benefits effective December 31, 2011. As a result of being underfunded, we are required to make contributions to our qualified pension plans. During the three months ended March 31, 2011, we contributed $8.5 million to these pension plans. Of the $8.5 million, $3.0 million was applied toward our 2011 plan year requirements and $5.5 million was a voluntary contribution. Our remaining required contributions are expected to be approximately $15.9 million (plus interest) to our qualified pension plans for the 2011 plan year, payable through September 2012.

During the three months ended March 31, 2011, we made less than $0.1 million of contributions to our non-qualified pension plan and we estimate contributions will total approximately $0.3 million in 2011. We do not anticipate funding our OPEB plans in 2011 except to pay benefit costs as incurred during the year by plan participants.

NOTE 8 Earnings per Common Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended March 31,
	2011	2010
Basic average common shares outstanding	11,513,216	11,458,655
Incremental shares due to:
Restricted stock units	128,089	155,169
Performance shares	197,766	153,666

Diluted average common shares outstanding	11,839,071	11,767,490

Basic net earnings per common share	$0.49	$0.04
Diluted net earnings per common share	0.47	0.04

Anti-dilutive shares excluded from calculation	66,512	86,509

NOTE 9 Equity-Based Compensation

We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units and performance shares, based on estimated fair values.

The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the three months ended March 31, 2011 and the grant-date fair value of the awards:

	Three Months Ended March 31, 2011
	Number of awards	Fair value of award per share
Restricted stock units	11,471	$76.91
Performance shares	55,041	114.36

We recorded equity-based compensation expense of $2.0 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 10 Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash, and short-term investments (Level 1)	$162,899	$162,899	$148,660	$148,660
Long-term debt (Level 1)	538,745	580,340	539,074	571,158

Accounting guidance establishes a framework for measuring the fair value of financial instruments, providing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities, or “Level 1” measurements, and the lowest priority to unobservable inputs, or “Level 3” measurements.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should seek to maximize the use of observable inputs and minimize the use of unobservable inputs.

NOTE 11 Segment Information

We are organized in two reportable operating segments: Consumer Products and Pulp and Paperboard. Prior to January 1, 2011, intersegment pulp transfers from our Pulp and Paperboard segment to our Consumer Products segment were recorded as net sales for the Pulp and Paperboard segment at prevailing market prices and eliminated, on a consolidated basis, to reconcile the segments’ total net sales to our consolidated net sales. Commencing January 1, 2011, rather than recording the intersegment transfer of pulp through net sales, the costs of pulp are transferred from the Pulp and Paperboard segment to the Consumer Products segment. As a result, there are no eliminations required to reconcile our total consolidated net sales to the segments’ total net sales. In order to facilitate comparability with the 2010 period, the operating results for the three months ended March 31, 2010 have been recast to reflect the revised cost transfer methodology.

	Three Months Ended March 31,
(In thousands)	2011	2010
Segment net sales:
Consumer Products	$269,252	$137,823
Pulp and Paperboard	196,578	192,798

Total segment net sales	$465,830	$330,621

Operating income:
Consumer Products	$13,815	$25,987
Pulp and Paperboard	15,648	(7,917)

	29,463	18,070
Corporate and eliminations	(5,917)	(7,506)

Income from operations	$23,546	$10,564

Depreciation and amortization:
Consumer Products	$11,961	$4,088
Pulp and Paperboard	6,589	7,324
Corporate	119	454

Total depreciation and amortization	$18,669	$11,866

NOTE 12 Supplemental Guarantor Financial Information

On October 22, 2010, we issued the 2010 Notes. Certain of our domestic 100% owned subsidiaries fully and unconditionally guarantee the 2010 Notes on a joint and several basis. The 2010 Notes are not guaranteed by Interlake Acquisition Corporation Limited, or St. Catherines, and CityForest. St Catherines is a foreign entity and CityForest is excluded due to restrictions associated with the IRBs. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$342,482	$106,096	$17,252	$—	$465,830
Cost of sales	(297,133)	(101,891)	(15,896)	—	(414,920)
Selling, general and administrative expenses	(21,037)	(5,440)	(887)	—	(27,364)

Total operating costs and expenses	(318,170)	(107,331)	(16,783)	—	(442,284)

Income (loss) from operations	24,312	(1,235)	469	—	23,546
Interest expense, net	(11,068)	(33)	(232)	—	(11,333)
Other, net	—	—	(476)	—	(476)

Earnings (loss) before income taxes	13,244	(1,268)	(239)	—	11,737
Income tax provision	(4,352)	(1,167)	(614)	—	(6,133)
Equity in income (loss) of subsidiary	(3,288)	(853)	—	4,141	—

Net earnings (loss)	$5,604	$(3,288)	$(853)	$4,141	$5,604

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At March 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$11,467	$1,446	$6,179	$—	$19,092
Restricted cash	—	3,668	—	—	3,668
Short-term investments	140,139	—	—	—	140,139
Receivables, net	107,400	41,590	8,361	(2,059)	155,292
Taxes receivable	—	5,882	—	(5,882)	—
Inventories	175,709	50,312	8,869	—	234,890
Deferred tax assets	13,652	27,549	207	—	41,408
Prepaid expenses	8,029	2,905	381	—	11,315

Total current assets	456,396	133,352	23,997	(7,941)	605,804

Property, plant and equipment, net	394,192	222,040	53,866	—	670,098
Goodwill	—	181,197	48,336	—	229,533
Intangible assets, net	—	47,109	7,659	—	54,768
Intercompany receivable (payable)	307,526	(301,635)	(5,891)	—	—
Investment in subsidiary	255,258	88,510	—	(343,768)	—
Other assets	13,024	409	1,062	—	14,495

	$1,426,396	$370,982	$129,029	$(351,709)	$1,574,698

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$150,955	$43,446	$11,234	$(7,941)	$197,694
Current liability for pensions and other postretirement employee benefits	9,749	—	—	—	9,749
Current portion of long-term debt	—	—	760	—	760

Total current liabilities	160,704	43,446	11,994	(7,941)	208,203

Long-term debt, net of current portion	523,530	—	14,455	—	537,985
Liability for pensions and other postretirement employee benefits	179,516	—	—	—	179,516
Other long-term obligations	32,181	666	—	—	32,847
Accrued taxes	69,925	2,796	—	—	72,721
Deferred tax liabilities	(14,477)	68,816	12,898	—	67,237
Accumulated other comprehensive loss, net of tax	(96,935)	—	1,172	—	(95,763)
Stockholders’ equity excluding accumulated other comprehensive loss	571,952	255,258	88,510	(343,768)	571,952

	$1,426,396	$370,982	$129,029	$(351,709)	$1,574,698

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At December 31, 2010

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$15,719	$1,728	$1,481	$—	$18,928
Restricted cash	—	3,637	—	—	3,637
Short-term investments	126,095	—	—	—	126,095
Receivables, net	104,342	42,114	7,597	(718)	153,335
Taxes receivable	7,589	2,648	117	—	10,354
Inventories	172,098	46,631	9,592	—	228,321
Deferred tax assets	33,764	3,118	492	—	37,374
Prepaid expenses	8,773	2,191	451	—	11,415

Total current assets	468,380	102,067	19,730	(718)	589,459
Property, plant and equipment, net	377,957	222,446	54,053	—	654,456
Goodwill	—	181,197	48,336	—	229,533
Intangible assets	—	48,523	7,877	—	56,400
Intercompany receivable (payable)	306,262	(306,262)	—	—	—
Investment in subsidiary	242,948	87,657	—	(330,605)	—
Other assets	13,987	440	1,061	—	15,488

	$1,409,534	$336,068	$131,057	$(331,323)	$1,545,336

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$126,062	$46,572	$12,688	$(718)	$184,604
Current liability for pensions and other postretirement employee benefits	9,749	—	—	—	9,749
Current portion of long-term debt	—	—	760	—	760

Total current liabilities	135,811	46,572	13,448	(718)	195,113
Long-term debt, net of current portion	523,479	—	14,835	—	538,314
Liability for pensions and other postretirement employee benefits	187,116	—	—	—	187,116
Other long-term obligations	22,638	731	—	—	23,369
Accrued taxes	72,011	—	—	—	72,011
Deferred tax liabilities	130	45,817	15,117	—	61,064
Accumulated other comprehensive loss, net of net	(98,352)	—	—	—	(98,352)

Stockholders’ equity excluding accumulated other comprehensive loss	566,701	242,948	87,657	(330,605)	566,701

	$1,409,534	$336,068	$131,057	$(331,323)	$1,545,336

Clearwater Paper Corporation

Condensed Consolidating Statement of Cash Flows

Three months Ended March 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATIONS
Net earnings	$5,604	$(3,288)	$(853)	$4,141	$5,604
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	10,959	6,333	1,377	—	18,669
Deferred tax expense (benefit)	5,367	(1,432)	(1,934)	—	2,001
Equity-based compensation expense	1,954	—	—	—	1,954
Employee benefit plans	2,397	—	—	—	2,397
Working capital changes	13,123	(7,395)	(2,611)	—	3,117
Change in taxes receivable, net	10,344	10	—	—	10,354
Funding of qualified pension plans	(8,500)	—	—	—	(8,500)
Other, net	1,722	(2,094)	3,357	—	2,985

Net cash provided by (used in) operating activities	42,970	(7,866)	(664)	4,141	38,581

CASH FLOWS FROM INVESTING
Change in short-term investments	(14,000)	—	—	—	(14,000)
Additions to plant and equipment	(17,985)	(5,148)	(359)	—	(23,492)

Net cash used for investing activities	(31,985)	(5,148)	(359)	—	(37,492)

CASH FLOWS FROM FINANCING
Change in book overdrafts	881	—	—	—	881
Repayment of debt	—	—	(380)	—	(380)
Investment from (to) Parent	(14,640)	12,735	6,046	(4,141)	—
Payment of employee restricted stock tax withholdings	(1,470)	—	—	—	(1,470)
Other, net	(8)	—	—	—	(8)

Net cash provided by (used for) financing activities	(15,237)	12,735	5,666	(4,141)	(977)

Effect of foreign currency	—	(3)	55	—	52

Increase (decrease) in cash	(4,252)	(282)	4,698	—	164
Balance at beginning of period	15,719	1,728	1,481	—	18,928

Balance at end of period	$11,467	$1,446	$6,179	$—	$19,092

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the acquisition of Cellu Tissue, our construction of additional converting and paper making capacity, the cost and timing to complete new facilities, future growth opportunities, future revenues, cash flows, capital expenditures, tax rates, maintenance and repair costs, energy costs, wood fiber costs, manufacturing output, liquidity, benefit plan funding levels, interest expenses, the tax treatment of the alternative fuels and cellulosic biofuels tax credits and the conversion of additional gallons of fuel from the Alternative Fuel Mixture Tax Credit to the Cellulosic Biofuel Producer Credit. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2010 Form 10-K, including the following:

•	an inability to successfully implement our expansion strategies;

•	difficulties with the integration process or the realization of the benefits expected from the acquisition of Cellu Tissue;

•	difficulties with completion of our new tissue manufacturing and converting facilities;

•	the Cellu Tissue acquisition may expose our operations to unidentified liabilities;

•	changes in the cost and availability of wood fiber used in the production of our products;

•	changes in freight costs and disruptions in transportation services;

•	changes in raw material costs and energy availability and costs;

•	changes in customer product preferences and competitors’ product offerings;

•	changes in the United States and international economies and in general economic conditions in the regions and industries in which we operate;

•	cyclical industry conditions;

•	the loss of business from any large customer;

•	competitive pricing pressures for our products;

•	reliance on a limited number of third-party suppliers for raw materials;

•	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits;

•	labor disruptions;

•	unforeseen environmental liabilities or expenditures;

•	unanticipated manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilitates caused by fire or weather-related events and IT system failures;

•	changes in the relationship between supply and demand in the forest products industry, including the amount of available manufacturing capacity and wood fiber used in manufacturing our products;

•	changes in expenses and required contributions associated with our pension plans;

•	an inability to fund our debt obligations;

•	restrictions on our business from debt covenants and terms;

•	changes in laws, regulations or industry standards affecting our business; and

•	changes in exchange rates between the U.S. dollar and other currencies.

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

OVERVIEW

Background

We are principally engaged in the manufacturing and selling of pulp-based products. We manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, bleached paperboard, pulp and wood products at 13 manufacturing locations in the U.S. and one in Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchants and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. We also manufacture wood products, including quality cedar used for its attractive appearance, and lumber products for construction.

Recent Developments

Acquisition of Cellu Tissue Holdings, Inc.

On December 27, 2010, we completed our acquisition of Cellu Tissue Holdings, Inc., or Cellu Tissue, which includes nine tissue manufacturing facilities located in the Southern, Midwestern and Eastern United States and one facility in Canada. We believe the acquisition allows us to better serve existing private label grocery customers by creating a national manufacturing footprint and provides us with the capability to expand into new private label channels.

Status of Shelby, North Carolina Expansion

In 2010 we began construction of new tissue manufacturing and converting facilities in Shelby, North Carolina as part of our plans to expand our Consumer Products segment in the Eastern United States. This site will include a through-air-dried, or TAD, paper machine and is currently expected to have seven converting lines capable of producing ultra grades of private label tissue products. We estimate the project will cost approximately $260 - $280 million. As of March 31, 2011, we have incurred a total of $30.3 million in project costs, of which $11.4 million were incurred in the first quarter of 2011. We expect to incur approximately $122 million during the remainder of 2011 with substantially all remaining amounts to be spent in 2012.

Components and Trends in our Business

Net sales

Net sales consist of sales of consumer tissue, pulp and paperboard and wood products, net of discounts, returns and allowances and any sales taxes collected. Prices for our consumer tissue products primarily tend to be driven by the value of our products to our customers and are generally priced relative to the prices of branded tissue products. Demand and pricing for our pulp and paperboard products is largely determined by general global market conditions and the demand for high quality paperboard.

Operating costs

	Three Months Ended March 31,
(Dollars in thousands)	2011		2010
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Wood fiber[1]	$114,300	27.6%	$74,660	24.7%
Chemicals	38,565	9.3	30,038	9.9
Transportation	34,249	8.3	27,682	9.2
Energy	33,668	8.1	24,453	8.1
Maintenance and repairs[2]	28,899	7.0	30,520	10.1

[1]	Excluding intersegment amounts.
[2]	Excluding related labor costs.

Wood fiber. Our most significant operating cost is wood fiber, including pulp, needed to supply our manufacturing facilities. Our Consumer Products segment sources a portion of its pulp supply from our Pulp and Paperboard segment, with the remainder purchased from external suppliers. Cellu Tissue historically relied entirely on external suppliers for pulp, resulting in a higher cost of sales. As a result of our acquisition of Cellu Tissue, we now source a much higher percentage of our total pulp requirements from external suppliers. For the three months ended March 31, 2011, compared to the same period in 2010, this increased reliance on external suppliers resulted in a 2.9% increase in consolidated wood fiber costs as a percentage of sales.

Chemicals. We consume a significant amount of chemicals in the production of pulp and paperboard. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. However, many of these contracts have pricing mechanisms that adjust with published price indices. In addition, many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are impacted by petroleum prices.

Transportation. Petroleum prices are also a large part of our cost structure and therefore, high fuel prices result in increased transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Rising fuel prices particularly affect our margins for consumer products because we supply customers throughout the United States, and we transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Lower costs as a percentage of sales in the 2011 period compared to the 2010 period are related to Cellu Tissue’s favorable transportation cost structure and the proximity of its historical customer base.

Energy. We use energy in the form of electricity, hog fuel, steam, natural gas and a minimal amount of coal. Energy prices have fluctuated widely over the past decade. We have taken steps to reduce our exposure to volatile energy prices through conservation, and cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. In addition, to help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of March 31, 2011, these contracts covered approximately 1% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2011. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.

Major equipment maintenance and repair in our Pulp and Paperboard segment also requires maintenance shutdowns generally lasting up to one week per year at our Idaho facility and up to one week approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. In March 2011 we had machine downtime of seven days at our Idaho pulp and paperboard mill due to scheduled major maintenance costing $11.4 million. Additional major maintenance and repair costs are expected to be approximately $7 million in the third quarter of 2011.

In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, to improve our safety and to comply with environmental laws. Excluding $11.4 million spent on our North Carolina expansion, we spent $12.1 million on capital expenditures during the three months ended March 31, 2011, compared to $5.3 million in the same period in 2010. Capital expenditures for 2011 are expected to be between approximately $175 million and $180 million, which range includes an estimated $133 million associated with our North Carolina expansion.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. During the remainder of 2011, we expect our selling, general and administrative costs to be higher compared to 2010 as we integrate Cellu Tissue into our administrative functions.

Interest expense

Interest expense is mostly comprised of interest on our $375.0 million aggregate principal amount 7.125% senior notes due 2018 issued by us in October 2010, which we refer to as the 2010 Notes, $150.0 million aggregate principal amount of 10.625% senior notes due 2016 issued by us in June 2009, which we refer to as the 2009 Notes and any outstanding amounts under our revolving credit facility. As part of our acquisition of Cellu Tissue, we also assumed $15.6 million of industrial revenue bonds, or IRBs, associated with the facility in Ladysmith, Wisconsin. Interest expense also includes amortization of deferred finance costs associated with our 2009 Notes, 2010 Notes, IRBs and credit facility. Gross interest expense in 2011 is expected to increase significantly compared to 2010 as a result of a full year of interest expense on the 2010 Notes and to a smaller extent the IRBs. Interest expense will be partially offset by the capitalization of interest during the construction phase of our North Carolina papermaking and converting facilities, which we estimate will be $22 million over the construction phase of the project and $6 million in 2011.

Income taxes

Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and rates. We generally expect our effective income tax rate, excluding discrete items, to remain fairly constant, but it could fluctuate due to changes to the Internal Revenue Code.

We are registered with the Internal Revenue Service, or IRS, as both an alternative fuel mixer and a producer of cellulosic biofuel. During 2009 we received refundable tax credit payments in connection with our use of an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. The Alternative Fuel Mixture Tax Credit, or AFMTC, expired on December 31, 2009.

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

We are eligible to convert gallons previously claimed under the AFMTC to CBPC. Due to CBPC carryovers from 2010, we are not anticipating converting additional gallons from AFMTC to CBPC during 2011. We have the ability to convert additional gallons to CBPC until the end of 2013.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth data included in our Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended March 31,
(Dollars in thousands)	2011		2010
Net sales	$465,830	100.0%	$330,621	100.0%
Costs and expenses:
Cost of sales	(414,920)	89.1	(301,964)	91.3
Selling, general and administrative expenses	(27,364)	5.9	(18,093)	5.5

Total operating costs and expenses	(442,284)	94.9	(320,057)	96.8

Income from operations	23,546	5.1	10,564	3.2
Interest expense, net	(11,333)	2.4	(4,285)	1.3
Other, net	(476)	0.1	—	—

Earnings before income taxes	11,737	2.5	6,279	1.9
Income tax provision	(6,133)	1.3	(5,821)	1.8

Net earnings	$5,604	1.2	$458	0.1

Net sales—We experienced significantly higher shipments in the three months ended March 31, 2011 compared to the same period in 2010, due primarily to tissue and other consumer products produced by the Cellu Tissue operations, as well as increased shipments of wood products. We also realized higher net selling prices for our pulp, paperboard and wood products in the first quarter of 2011 compared to the same period in 2010. These increases were partially offset by lower net selling prices for consumer products and decreased shipments of both pulp and paperboard. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 89.1% of net sales for the quarter ended March 31, 2011 and 91.3% of net sales for the same period in 2010. The favorable change in cost of sales in relation to net sales was due primarily to improvements in chemicals, maintenance and repairs and transportation costs, partially offset by higher pulp costs. The increase of $113.0 million in cost of sales in the 2011 period compared to 2010 was primarily due to higher pulp costs and our increased reliance on external suppliers of pulp resulting from our acquisition of the Cellu Tissue facilities.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 0.4% as a percentage of sales for the first quarter of 2011, compared to the same period in 2010. The increase was mostly attributable to increased administration expenses associated with the Cellu Tissue acquisition and increased incentive compensation related expense.

Interest expense—Interest expense increased $7.0 million in the first quarter of 2011 compared to the same period in 2010. The increase was largely due to interest on the 2010 Notes issued in October 2010, partially offset by capitalized interest of $0.5 million associated with the construction of our North Carolina tissue facilities.

Other, net—Other, net consists of foreign exchange currency losses of $0.5 million relating to the fluctuation in the Canadian currency during the three months ended March 31, 2011.

Income tax expense—Our estimated annual effective tax rate for 2011 is 35.8%, compared with 34.1% for the comparable interim period in 2010. We recorded income tax expense of $6.1 million in the three months ended March 31, 2011 compared to $5.8 million in the three months ended March 31, 2010. The actual rate for the three months ended March 31, 2011 was 52.2%, compared to a rate of 92.7% for the same period of 2010, resulting from the net impact of reporting discrete items in each reporting period totaling net expense of approximately $1.9 million and $3.7 million, respectively. The effective tax rate for the three months ended March 31, 2011 was primarily impacted by three main discrete items. The first was an increase in tax expense based on evaluating our evolving state tax structure as Cellu Tissue is integrated with the Company’s operations. Another discrete item was a decrease in tax expense relating to certain transaction costs that were determined to be deductible under the Internal Revenue Code. The final discrete item was an increase to tax expense relating to interest accrued on uncertain tax positions for the quarter. The higher tax rate for the first quarter of 2010 was primarily due to the passage of the Patient Protection and Affordable Care Act on March 23, 2010, which required us to reverse $4.4 million of deferred tax assets relating to the elimination of an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy beginning in January 2013, for which there is no comparable impact in 2011.

BUSINESS SEGMENT DISCUSSION

We are organized in two reportable operating segments: Consumer Products and Pulp and Paperboard. Prior to January 1, 2011, intersegment pulp transfers from our Pulp and Paperboard segment to our Consumer Products segment were recorded as net sales for the Pulp and Paperboard segment at prevailing market prices and eliminated, on a consolidated basis, to reconcile the segments’ total net sales to our consolidated net sales. Commencing January 1, 2011, rather than recording the intersegment transfer of pulp through net sales, the costs of pulp are transferred from the Pulp and Paperboard segment to the Consumer Products segment. As a result, there are no eliminations required to reconcile our total consolidated net sales to the segments’ total net sales. In order to facilitate comparability with the 2010 period, the operating results for the three months ended March 31, 2010 have been recast to reflect the revised cost transfer methodology.

Consumer Products

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net sales	$269,252	$137,823
Operating income	13,815	25,987
Percent of net sales	5.1%	18.9%

Our Consumer Products segment reported a $131.4 million, or 95.4%, increase in net sales and a $12.2 million decrease in operating income for the first quarter of 2011 compared to the first quarter of 2010. The increase in net sales was primarily due to the addition of sales of consumer products from the Cellu Tissue operations, which contributed to a 146.9% increase in shipment volumes, offset by 20.9% lower net selling prices. The Cellu Tissue facilities produce a broad range of products and some tissue grades that sell at lower price points than the legacy Clearwater Paper facilities. The decrease in net selling prices is a result of the addition of the Cellu Tissue products and the resulting change in the mix of tissue grades sold, as well as a competitive marketplace that required increased promotional spending. The decrease in operating income was primarily due to lower average profit margins resulting from the inclusion of Cellu Tissue products and higher transportation and pulp costs in the first quarter of 2011 compared to 2010.

Pulp and Paperboard

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net sales	$196,578	$192,798
Operating income (loss)	15,648	(7,917)
Percent of net sales	8.0%	(4.1)%

Net sales for the Pulp and Paperboard segment were $3.8 million, or 2.0% higher in the first quarter of 2011 compared to the first quarter of 2010. The increase in net sales over 2010 was largely due to an increase of 11.6% in paperboard prices, an 11.6% increase in pulp prices associated with the strong market conditions due to a worldwide shortage of pulp and increases in wood products pricing and shipments. These increases were slightly offset by a 9.7% decrease in paperboard shipments due to stronger demand during the 2010 period compared to the 2011 period, as well as a 43.3% decrease in external pulp shipments due to an increase in our internal usage.

Operating income increased $23.6 million in the first quarter of 2011 compared to the same period in 2010. The increase was largely attributable to higher net selling prices, improved wood fiber costs at our Arkansas facility and lower major maintenance costs, all of which were partially offset by higher purchased pulp and chemical costs.

EARNINGS BEFORE INTEREST, TAX, DEPRECIATION AND AMORTIZATION (EBITDA)

We use earnings before interest, tax, depreciation and amortization, or EBITDA, as a supplemental performance measure that is not required by, or presented in accordance with generally accepted accounting principles, or GAAP. EBITDA should not be considered as an alternative to net earnings, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities or a measure of our liquidity or profitability. In addition, our calculation of EBITDA may or may not be comparable to similarly titled measures of other companies.

We present EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA: (i) as a factor in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because our credit agreement and the indentures governing the 2009 Notes and 2010 Notes use measures similar to EBITDA to measure our compliance with certain covenants.

The following table provides our EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net earnings	$5,604	$458
Interest expense, net of interest income	11,333	4,285
Income tax provision	6,133	5,821
Depreciation and amortization expense	18,669	11,866

EBITDA	$41,739	$22,430

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the three months ended March 31, 2011 and 2010.

Cash Flows Summary

(Dollars in thousands)	2011	2010
Net cash provided by operating activities	$38,581	$70,960
Net cash used for investing activities	(37,492)	(50,331)
Net cash used for financing activities	(977)	(6,192)
Effect of foreign currency	52	—

Increase in cash	$164	$14,437

Net cash provided by operating activities decreased 45.6% for the three months ended March 31, 2011, compared to the same period in 2010. The decrease between the periods was mostly attributable to the cash receipt of $39.4 million during the 2010 period from the Federal Government primarily related to the Alternative Fuel Mixture Tax Credit claimed in 2009, and $8.5 million of contributions to our qualified pension plans during the three months ended March 31, 2011. These decreases were offset by higher earnings during the 2011 period.

The decreased use of cash for investing activities in the first quarter of 2011 compared to the same period in 2010 was largely due to a smaller increase in our short-term investments of $14.0 million in the 2011 period compared to a $45.1 million increase in short-term investments in the 2010 period. Capital expenditures were $23.5 million during the three months ended March 31, 2011, compared to $5.3 million in the same period of 2010. The increased capital expenditures were primarily related to the cash outlays associated with our new tissue facilities in North Carolina and capital improvement projects at Cellu Tissue facilities we acquired.

Net cash used for financing activities was $1.0 million for the three months ended March 31, 2011, compared with $6.2 million during the same period in 2010. Cash used for financing activities in the three months ended March 31, 2011 primarily consisted of the cash used to pay employee minimum withholding requirements associated with shares issued in settlement of vested restricted stock units during the period, partially offset by the change in book overdrafts.

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

We cannot be certain, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we make substantial capital expenditures or consummate an additional acquisition, our debt service requirements could increase. We may be required to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of March 31, 2011, our short-term investments are not restricted and are invested in time or demand deposits, certificates of deposit and U.S. Treasury and U.S. government agency obligations, all of which have short maturity periods.

Debt Arrangements

Our expected debt service obligation, consisting of cash payments for interest related to our 2009 Notes, 2010 Notes and IRBs, is estimated to be $43.8 million for 2011 and $43.1 million for 2012.

The terms of each of our 2010 Notes and 2009 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; enter into certain hedging arrangements; and consolidate, merge or sell all or substantially all of our assets.

Credit Arrangements

As of March 31, 2011, there were no borrowings outstanding under our revolving credit facility, and approximately $8.4 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.25% and 2.75% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.75% and 1.25% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last fiscal quarter. As of March 31, 2011, we would have been permitted to draw $116.6 million under the credit facility. As of March 31, 2011, we were eligible to borrow under the credit facility at LIBOR plus 2.5%.

CONTRACTUAL OBLIGATIONS

As of March 31, 2011, there have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of March 31, 2011, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

See Note 2 “Recently Adopted and New Accounting Standards” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Revolving Credit Facility

Our exposure to market risks on financial instruments includes interest rate risk on our revolving credit facility. As of March 31, 2011, there were no borrowings outstanding under that facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Industrial Revenue Bonds

As of March 31, 2011, there was $15.2 million outstanding under the IRBs. The interest rate applicable to the IRBs adjusts on a weekly basis. A one percentage point increase or decrease in interest rates, based on the current outstanding balance of $15.2 million, would have a $0.2 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on the IRBs through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of March 31, 2011, these contracts covered approximately 1% of our expected average monthly natural gas requirements for the Pulp and Paperboard and Consumer Products segments for the remainder of 2011.

We are also subject to commodity price risk associated with pulp costs and take advantage of spot prices on pulp to minimize market risk arising from changes in pulp costs. We have agreements with pulp vendors to purchase pulp at market-based prices over the next year covering approximately 36% of our current budgeted pulp needs in 2011.

Foreign Currency Risk

We have minimal foreign currency translation risk. All international sales, other than sales originating from our Canadian subsidiary, are denominated in U.S. dollars. Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2011. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

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

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010, entitled “Risk Factors.”

ITEM 6.	Exhibits

The exhibit index is located on page 28 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: May 6, 2011	By	/s/ LINDA K. MASSMAN
Linda K. Massman
Vice President, Finance and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)

Date: May 6, 2011	By	/s/ JOHNATHAN D. HUNTER
Johnathan D. Hunter Corporate Controller (Duly Authorized Officer; Principal Accounting Officer)

CLEARWATER PAPER CORPORATION

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.