Form 10-Q
period 2011-06-30
Clearwater Paper Corp
filed 2011-08-05
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of July 29, 2011 was 11,519,260.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.	Condensed Consolidated Financial Statements

Clearwater Paper Corporation

Condensed Consolidated Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$494,627	$343,860	$960,457	$674,481

Costs and expenses:
Cost of sales	(433,358)	(286,415)	(848,278)	(588,379)
Selling, general and administrative expenses	(27,476)	(20,145)	(54,840)	(38,238)

Total operating costs and expenses	(460,834)	(306,560)	(903,118)	(626,617)

Income from operations	33,793	37,300	57,339	47,864
Interest expense, net	(10,992)	(4,132)	(22,325)	(8,417)
Other, net	(229)	—	(705)	—

Earnings before income taxes	22,572	33,168	34,309	39,447
Income tax provision	(8,649)	(12,600)	(14,782)	(18,421)

Net earnings	$13,923	$20,568	$19,527	$21,026

Net earnings per common share:
Basic	$1.21	$1.79	$1.70	$1.83
Diluted	1.17	1.75	1.65	1.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Balance Sheets

Unaudited (Dollars in thousands – except per-share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$34,476	$18,928
Restricted cash	1,656	3,637
Short-term investments	92,000	126,095
Receivables, net	182,002	153,335
Taxes receivable	12,157	10,354
Inventories	223,604	228,321
Deferred tax assets	40,915	37,374
Prepaid expenses	9,177	11,415

Total current assets	595,987	589,459

Property, plant and equipment, net	696,836	654,456
Goodwill	229,533	229,533
Intangible assets, net	53,000	56,400
Other assets, net	13,505	15,488

TOTAL ASSETS	$1,588,861	$1,545,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$183,226	$184,604
Current portion of long-term debt	15,215	760
Current liability for pensions and other postretirement employee benefits	9,749	9,749

Total current liabilities	208,190	195,113

Long-term debt, net of current portion	523,583	538,314
Liability for pensions and other postretirement employee benefits	180,405	187,116
Other long-term obligations	35,133	23,369
Accrued taxes	73,373	72,011
Deferred tax liabilities	75,454	61,064
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 11,519,260 and 11,478,909 shares issued	1	1
Additional paid-in capital	312,122	310,821
Retained earnings	275,406	255,879
Accumulated other comprehensive loss, net of tax	(94,806)	(98,352)

Total stockholders’ equity	492,723	468,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,588,861	$1,545,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATIONS
Net earnings	$19,527	$21,026
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,539	23,727
Deferred tax expense	10,653	2,804
Equity-based compensation expense	3,000	3,135
Employee benefit plans	4,170	5,328
Change in taxes receivable, net	(1,803)	101,343
Working capital changes	(26,832)	16,118
Excess tax benefits from equity-based payment arrangements	—	(2,585)
Funding of qualified pension plans	(8,500)	(9,000)
Change in restricted cash, net	3,105	—
Other, net	4,033	3,182

Net cash provided by operating activities	44,892	165,078

CASH FLOWS FROM INVESTING
Change in short-term investments, net	34,095	(132,041)
Additions to plant and equipment	(64,299)	(15,518)

Net cash used for investing activities	(30,204)	(147,559)

CASH FLOWS FROM FINANCING
Change in book overdrafts, net	2,871	(6,460)
Repayment of debt	(380)	—
Excess tax benefits from equity-based payment arrangements	—	2,585
Payment of employee restricted stock tax withholdings	(1,498)	(3,439)
Other, net	(88)	(32)

Net cash provided by (used for) financing activities	905	(7,346)

Effect of foreign currency	(45)	—

Increase in cash	15,548	10,173
Balance at beginning of period	18,928	2,824

Balance at end of period	$34,476	$12,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$22,215	$7,969
Cash paid for taxes	35,469	8,761
Cash received from tax refunds	29,282	99,544
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Property acquired under capital lease	$11,691	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Statements of Comprehensive Income

Unaudited (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$13,923	$20,568	$19,527	$21,026

Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax expense of $632, $855, $1,634 and $2,097	989	1,336	2,556	3,280
Amortization of prior service credit included in net periodic cost, net of tax benefit of $58, $57, $117 and $115	(92)	(90)	(184)	(180)
Foreign currency translation adjustment	117	—	1,289	—
Recognition (amortization) of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	(57)	—	(115)	5,070

Other comprehensive income, net of tax	957	1,246	3,546	8,170

Comprehensive income	$14,880	$21,814	$23,073	$29,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited

NOTE 1 Nature of Operations and Basis of Presentation

GENERAL

We are principally engaged in the manufacturing and selling of pulp-based products. We manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, bleached paperboard, pulp and wood products at 15 manufacturing locations in the U.S. and Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchants and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. We also manufacture wood products, including quality cedar used for its attractive appearance, and lumber products for construction.

On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue, and consolidated the acquisition in our financial statements as of that date. The financial position and results of Cellu Tissue’s operations and cash flows are fully reflected in these condensed consolidated financial statements relating to periods subsequent to the acquisition date.

FINANCIAL STATEMENT PREPARATION AND PRESENTATION

The accompanying Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, and the related Condensed Consolidated Statements of Operations, Cash Flows, and Comprehensive Income for the three months and six months ended June 30, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, or SEC, on March 11, 2011.

We evaluated all subsequent events through the date these financial statements were filed with the SEC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant areas requiring the use of estimates and measurement of uncertainty include the determination of net realizable value for deferred tax assets, environmental matters, goodwill and intangible assets, uncertain tax positions and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.

TRADE ACCOUNTS RECEIVABLE

As of June 30, 2011 and December 31, 2010, we had allowances of $1.5 million and $1.0 million, respectively, for doubtful accounts based on our estimates of the collectability of outstanding receivables.

INVENTORIES

Inventories are stated at the lower of current average cost or market, except that the last-in, first-out method is used to determine cost of logs, chips, sawdust and the majority of our lumber. An average cost method is used to determine the cost of all other inventories.

PROPERTIES

Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,323.7 million and $1,290.1 million at June 30, 2011 and December 31, 2010, respectively.

For the three months and six months ended June 30, 2011, we capitalized $1.0 million and $1.5 million, respectively, of interest expense associated with the construction of our new tissue manufacturing and converting facilities in Shelby, North Carolina.

EMPLOYEES

Unions represent hourly employees at seven of our manufacturing sites. There are no hourly union labor contracts expiring in 2011. The union contracts that had expired as set forth on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2010 were all ratified during the second quarter of 2011.

NOTE 2 Recently Adopted and New Accounting Standards

In June 2011, accounting guidance was issued related to Other Comprehensive Income, or OCI. The guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity, and instead requires consecutive presentation of the statements of net income and OCI either in a continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted, and adoption will not impact the accounting for OCI, only its presentation in our consolidated financial statements.

In December 2010, accounting guidance was issued that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance became effective for us on January 1, 2011 and has not had an impact on our consolidated financial statements.

NOTE 3 Inventories

Inventories at the balance sheet dates consist of:

(In thousands)	June 30, 2011	December 31, 2010
Logs, pulpwood, chips and sawdust	$3,336	$19,901
Lumber	9,229	13,065
Pulp, paperboard and tissue products	151,172	139,404
Materials and supplies	59,867	55,951

	$223,604	$228,321

NOTE 4 Intangible Assets

Intangible assets at the balance sheet dates are comprised of the following:

	June 30, 2011
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$2,895	$47,105
Trade names and trademarks	10.0	5,300	276	5,024
Non-compete agreements	2.5	1,100	229	871

Total intangible assets		$56,400	$3,400	$53,000

	December 31, 2010
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$—	$50,000
Trade names and trademarks	10.0	5,300	—	5,300
Non-compete agreements	2.5	1,100	—	1,100

Total intangible assets		$56,400	$—	$56,400

NOTE 5 Taxes

Pursuant to authoritative guidance, we use our estimated annual effective tax rate to allocate expected annual income tax expense to interim periods. The rate is the ratio of estimated annual income tax expense to estimated pre-tax ordinary income, and excludes what we refer to as “discrete items,” which are significant, unusual or infrequent items reported separately net of their related tax effect. The estimated annual effective tax rate is applied to the current interim period’s ordinary income to determine the income tax expense allocated to the interim period. The income tax effects of discrete items are then determined separately and recognized in the interim period in which the income or expense items arise.

Our estimated annual effective tax rate for 2011 is 35.2%, compared with 34.8% at June 30, 2010. We recorded income tax expense of $8.6 million and $14.8 million, respectively in the three and six months ended June 30, 2011, compared to $12.6 million and $18.4 million, respectively, in the three and six months ended June 30, 2010. The actual rates for the three and six months ended June 30, 2011 were 38.3% and 43.1%, respectively, compared to rates of 38.0% and 46.7% for the three and six months ended June 30, 2010, respectively. As discussed below, the higher rates for the six month periods resulted from the net impact of reporting discrete items of approximately $2.7 million of net expense in the six months ended June 30, 2011 period, and $4.7 million of net expense in the six months ended June 30, 2010.

The effective tax rate for the six months ended June 30, 2011 was primarily impacted by three main discrete items. The first was an increase in tax expense based on evaluating our state tax structure as Cellu Tissue is integrated with the Company’s operations. The second discrete item was a decrease in tax expense associated with certain transaction costs relating to the Cellu Tissue acquisition that were determined to be deductible under the Internal Revenue Code. The final discrete item was an increase to tax expense relating to interest accrued on uncertain tax positions for the period. The higher tax rate for the six months ended June 30, 2010 was primarily due to the passage of the Patient Protection and Affordable Care Act on March 23, 2010, which required us to reverse $4.4 million of deferred tax assets during the period ended March 31, 2010 relating to the elimination of an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy beginning in January 2013, for which there is no comparable impact in 2011.

We are eligible to convert gallons previously claimed under the Alternative Fuel Mixture Tax Credit, or AFMTC, to the Cellulosic Biofuel Producer Credit, or CBPC; however, due to CBPC carryovers from 2010, we do not anticipate converting additional gallons from AFMTC to CBPC during 2011. We have the ability to convert additional gallons to CBPC until the end of 2013.

NOTE 6 Accounts Payable and Accrued Liabilities

(In thousands)	June 30, 2011	December 31, 2010
Trade accounts payable	$93,297	$91,688
Accrued wages, salaries and employee benefits	40,399	42,066
Book overdrafts	11,301	8,430
Accrued taxes other than income taxes payable	10,377	10,249
Accrued utilities	8,023	8,514
Accrued interest	5,289	5,977
Accrued transportation	4,179	3,337
Accrued discounts and allowances	4,008	4,981
Accrued commissions	2,279	1,686
Other	4,074	7,676

	$183,226	$184,604

NOTE 7 Debt

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

The 2010 Notes are guaranteed by Cellu Tissue and certain of our other existing and future direct and indirect domestic subsidiaries. The 2010 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2010 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2010 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

In connection with the issuance of the 2010 Notes, we entered into a registration rights agreement with the initial purchaser of the 2010 Notes. Pursuant to the registration rights agreement, we filed a registration statement on April 29, 2011 with the Securities Exchange Commission, or SEC, pursuant to which we exchanged the 2010 Notes on June 28, 2011, for notes with substantially similar terms that are registered under the Securities Act of 1933, as amended.

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

CITYFOREST INDUSTRIAL BONDS

In connection with our acquisition of Cellu Tissue, we assumed Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series 1998, or IRBs, previously issued by a subsidiary of Cellu Tissue. Approximately $15.2 million in aggregate principal face amount of the IRBs was outstanding at June 30, 2011. The IRBs have scheduled semi-annual payments of principal, with the balance payable at maturity on March 1, 2028. The variable interest rate on the IRBs was 2.28% as of June 30, 2011. The IRBs are guaranteed by Cellu Tissue and contain various customary covenants and events of default.

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

The Second Amended and Restated Reimbursement Agreement contains various customary covenants applicable to CityForest, including a requirement to comply on a quarterly basis with a maximum leverage covenant and a minimum fixed charge coverage covenant based on CityForest’s balance sheet and statement of operations. The maximum permitted leverage ratio is 2.5 to 1.0. As of June 30, 2011, the leverage ratio was 1.3 to 1.0. The minimum permitted fixed charge coverage ratio is 1.2 to 1.0. As of June 30, 2011, the fixed charge coverage ratio was 4.6 to 1.0.

Clearwater Paper has guaranteed all of the obligations of CityForest under the Second Amended and Restated Reimbursement Agreement, pursuant to a Guaranty, dated as of December 27, 2010, executed in favor of Associated Bank.

The Second Amended and Restated Reimbursement Agreement provides that in certain circumstances where Cellu Tissue incurs indebtedness, as defined, in excess of amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the CityForest Indenture, CityForest may be required to cause the bonds to be redeemed or provide a new letter of credit from another lender. As required by the Second Amended and Restated Reimbursement Agreement, we had $1.1 million of restricted cash as of June 30, 2011.

During the second quarter of 2011, we made the determination to redeem the outstanding balance of the IRBs and are initiating that process. As a result, the entire $15.2 million balance of the IRBs and the associated restricted cash are included in “Current portion of long-term debt” and “Restricted cash,” respectively, on our June 30, 2011 Condensed Consolidated Balance Sheet.

REVOLVING CREDIT FACILITY

On November 26, 2008, we entered into a four-year $125 million revolving credit facility with certain financial institutions. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million.

As of June 30, 2011, there were no borrowings outstanding under the credit facility, but approximately $8.4 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.25% and 2.75% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.75% and 1.25% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last fiscal quarter, which is recalculated on a quarterly basis. As of June 30, 2011, we would have been permitted to draw $116.6 million under the credit facility at LIBOR plus 2.75%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of June 30, 2011, the fixed charge coverage ratio for the last twelve months was 1.2 to 1.0.

NOTE 8 Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost of our pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

	Three months ended June 30:
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$2,220	$2,045	$83	$228
Interest cost	3,787	3,792	1,515	1,763
Expected return on plan assets	(4,956)	(4,907)	—	—
Amortization of prior service cost (credit)	298	302	(448)	(449)
Amortization of actuarial loss (gain)	2,144	2,116	(523)	75

Net periodic cost	$3,493	$3,348	$627	$1,617

	Six months ended June 30:
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$3,863	$4,009	$351	$498
Interest cost	7,546	7,687	3,429	3,856
Expected return on plan assets	(9,766)	(9,695)	—	—
Amortization of prior service cost (credit)	596	603	(897)	(898)
Amortization of actuarial loss	4,190	4,335	—	1,042

Net periodic cost	$6,429	$6,939	$2,883	$4,498

As discussed in the notes to our consolidated financial statements in our 2010 Form 10-K, our company-sponsored pension plans were underfunded by $55.4 million at December 31, 2010. The funded status as of December 31, 2010 improved by $40.5 million over the funded status as of December 31, 2009 due to cash contributions made to the pension plans during 2010, positive returns on pension asset investments and plan changes resulting in the salaried pension plan being closed to new entrants commencing December 15, 2010 and frozen as to the accrual of further benefits effective December 31, 2011. As a result of being underfunded, we are required to make contributions to our qualified pension plans. During the six months ended June 30, 2011, we contributed $8.5 million to these pension plans. In July 2011, we contributed an additional $1.3 million. Our remaining required contributions for 2011 are expected to be approximately $2.7 million (plus interest).

During the six months ended June 30, 2011, we made approximately $0.1 million of contributions to our non-qualified pension plan, and we estimate contributions will total approximately $0.3 million in 2011. We do not anticipate funding our OPEB plans in 2011 except to pay benefit costs as incurred during the year by plan participants.

NOTE 9 Earnings per Common Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic average common shares outstanding	11,519,218	11,477,832	11,516,241	11,468,398
Incremental shares due to:
Restricted stock units	131,812	151,100	131,501	159,536
Performance shares	203,252	148,318	207,238	157,597

Diluted average common shares outstanding	11,854,282	11,777,250	11,854,980	11,785,531

Basic net earnings per common share	$1.21	$1.79	$1.70	$1.83
Diluted net earnings per common share	1.17	1.75	1.65	1.78

Anti-dilutive shares excluded from calculation	55,432	57,556	66,903	82,537

NOTE 10 Equity-Based Compensation

We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units and performance shares, based on estimated fair values.

Employee equity-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Restricted stock units	$322	$399	$565	$721
Performance shares	1,361	920	2,235	1,391

Total employee equity-based compensation	$1,683	$1,319	$2,800	$2,112

The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the six months ended June 30, 2011 and the average grant-date fair value of the awards:

	Six Months Ended June 30, 2011
	Number of awards	Average fair value of award per share
Restricted stock units	11,569	$76.84
Performance shares	55,334	114.36

DIRECTOR AWARDS

We recorded director equity-based compensation income totaling $0.7 million for the three months ended June 30, 2011, as a result of a lower stock price at the end of the period, and expense of $0.7 million for the three months ended June 30, 2010. We recorded director equity-based compensation expense totaling $0.2 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 11 Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	June 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash, and short-term investments (Level 1)	$128,132	$128,132	$148,660	$148,660
Long-term debt (Level 1)	538,798	568,153	539,074	571,158

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

NOTE 12 Segment Information

We are organized in two reportable operating segments: Consumer Products and Pulp and Paperboard. Prior to January 1, 2011, intersegment pulp transfers from our Pulp and Paperboard segment to our Consumer Products segment were recorded as net sales for the Pulp and Paperboard segment at prevailing market prices and eliminated, on a consolidated basis, to reconcile the segments’ total net sales to our consolidated net sales. Commencing January 1, 2011, rather than recording the intersegment transfer of pulp through net sales, the costs of pulp are transferred from the Pulp and Paperboard segment to the Consumer Products segment. As a result, there are no eliminations required to reconcile our total consolidated net sales to the segments’ total net sales. In order to facilitate comparability with the 2010 period, the operating results for the three and six months ended June 30, 2010 have been recast to reflect the revised cost transfer methodology.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Segment net sales:
Consumer Products	$269,118	$145,373	$538,370	$283,196
Pulp and Paperboard	225,509	198,487	422,087	391,285

Total segment net sales	$494,627	$343,860	$960,457	$674,481

Operating income:
Consumer Products	$6,868	$25,643	$20,683	$51,630
Pulp and Paperboard	34,456	22,660	50,104	14,743

	41,324	48,303	70,787	66,373
Corporate and eliminations	(7,531)	(11,003)	(13,448)	(18,509)

Income from operations	$33,793	$37,300	$57,339	$47,864

Depreciation and amortization:
Consumer Products	$12,234	$4,125	$24,195	$8,213
Pulp and Paperboard	6,521	7,270	13,110	14,594
Corporate	115	466	234	920

Total depreciation and amortization	$18,870	$11,861	$37,539	$23,727

NOTE 13 Subsequent Events

On July 28, 2011, we announced that our Board of Directors had declared a two-for-one stock split of our outstanding shares of common stock, to be effected in the form of a stock dividend, payable on August 26, 2011 to shareholders of record on August 12, 2011. Pro forma earnings per share, giving retroactive effect to the stock split, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2011	2010	2011	2010
Basic:
Weighted-average shares outstanding, as reported	11,519	11,478	11,516	11,468
Weighted-average shares outstanding, pro forma	23,038	22,956	23,032	22,936

Basic earnings per share, as reported	$1.21	$1.79	$1.70	$1.83
Basic earnings per share, pro forma	0.60	0.90	0.85	0.92

Diluted:
Weighted-average shares outstanding, as reported	11,854	11,777	11,855	11,786
Weighted-average shares outstanding, pro forma	23,708	23,554	23,710	23,572

Diluted earnings per share, as reported	$1.17	$1.75	$1.65	$1.78
Diluted earnings per share, pro forma	0.59	0.87	0.82	0.89

Also on July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $30 million of our common stock from time to time. Under our stock repurchase program, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors.

NOTE 14 Supplemental Guarantor Financial Information

On October 22, 2010, we issued the 2010 Notes. Certain of our domestic 100% owned subsidiaries fully and unconditionally guarantee the 2010 Notes on a joint and several basis. The 2010 Notes are not guaranteed by Interlake Acquisition Corporation Limited, or Interlake, and CityForest. Interlake is a foreign entity, and CityForest is excluded due to restrictions associated with the IRBs. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$358,828	$118,939	$16,860	$—	$494,627
Cost of sales	(304,711)	(113,307)	(15,340)	—	(433,358)
Selling, general and administrative expenses	(21,515)	(5,086)	(875)	—	(27,476)

Total operating costs and expenses	(326,226)	(118,393)	(16,215)	—	(460,834)

Income from operations	32,602	546	645	—	33,793
Interest expense, net	(10,810)	(33)	(149)	—	(10,992)
Other, net	—	—	(229)	—	(229)

Earnings before income taxes	21,792	513	267	—	22,572
Income tax (provision) benefit	(8,668)	520	(501)	—	(8,649)
Equity in income (loss) of subsidiary	799	(234)	—	(565)	—

Net earnings (loss)	$13,923	$799	$(234)	$(565)	$13,923

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$701,310	$225,035	$34,112	$—	$960,457
Cost of sales	(601,844)	(215,198)	(31,236)	—	(848,278)
Selling, general and administrative expenses	(42,552)	(10,526)	(1,762)	—	(54,840)

Total operating costs and expenses	(644,396)	(225,724)	(32,998)	—	(903,118)

Income (loss) from operations	56,914	(689)	1,114	—	57,339
Interest expense, net	(21,878)	(66)	(381)	—	(22,325)
Other, net	—	—	(705)	—	(705)

Earnings (loss) before income taxes	35,036	(755)	28	—	34,309
Income tax provision	(13,020)	(647)	(1,115)	—	(14,782)
Equity in (loss) income of subsidiary	(2,489)	(1,087)	—	3,576	—

Net earnings (loss)	$19,527	$(2,489)	$(1,087)	$3,576	$19,527

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At June 30, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$18,352	$913	$15,211	$—	$34,476
Restricted cash	500	—	1,156	—	1,656
Short-term investments	92,000	—	—	—	92,000
Receivables, net	123,840	49,846	11,693	(3,377)	182,002
Taxes receivable	6,453	6,529	(825)	—	12,157
Inventories	157,841	57,515	8,213	35	223,604
Deferred tax assets	12,201	28,507	207	—	40,915
Prepaid expenses	6,767	2,120	290	—	9,177

Total current assets	417,954	145,430	35,945	(3,342)	595,987
Property, plant and equipment, net	421,995	221,774	53,067	—	696,836
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	45,698	7,302	—	53,000
Intercompany receivable (payable)	105,951	(136,095)	30,179	(35)	—
Investment in subsidiary	239,467	86,570	—	(326,037)	—
Other assets, net	13,128	377	—	—	13,505

Total Assets	$1,428,028	$363,754	$126,493	$(329,414)	$1,588,861

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$130,629	$45,453	$10,521	$(3,377)	$183,226
Current portion of long-term debt	—	—	15,215	—	15,215
Current liability for pensions and other postretirement employee benefits	9,749	—	—	—	9,749

Total current liabilities	140,378	45,453	25,736	(3,377)	208,190
Long-term debt, net of current portion	523,583	—	—	—	523,583
Liability for pensions and other postretirement employee benefits	180,405	—	—	—	180,405
Other long-term obligations	34,535	598	—	—	35,133
Accrued taxes	69,925	3,448	—	—	73,373
Deferred tax liabilities	(12,232)	74,788	12,898	—	75,454
Accumulated other comprehensive loss, net of tax	(96,095)	—	1,289	—	(94,806)
Stockholders’ equity excluding accumulated other comprehensive loss	587,529	239,467	86,570	(326,037)	587,529

Total Liabilities and Stockholders’ Equity	$1,428,028	$363,754	$126,493	$(329,414)	$1,588,861

In the accompanying Condensed Consolidating Balance Sheet at June 30, 2011, all goodwill has been included in the Issuer column as such goodwill is carried at the Consumer Products segment level.

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At December 31, 2010

(In thousands)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$15,719	$1,728	$1,481	$—	$18,928
Restricted cash	—	3,637	—	—	3,637
Short-term investments	126,095	—	—	—	126,095
Receivables, net	104,342	42,114	7,597	(718)	153,335
Taxes receivable	7,589	2,648	117	—	10,354
Inventories	172,098	46,631	9,592	—	228,321
Deferred tax assets	33,764	3,118	492	—	37,374
Prepaid expenses	8,773	2,191	451	—	11,415

Total current assets	468,380	102,067	19,730	(718)	589,459
Property, plant and equipment, net	377,957	222,446	54,053	—	654,456
Goodwill	—	181,197	48,336	—	229,533
Intangible assets, net	—	48,523	7,877	—	56,400
Intercompany receivable (payable)	306,262	(306,262)	—	—	—
Investment in subsidiary	242,948	87,657	—	(330,605)	—
Other assets, net	13,987	440	1,061	—	15,488

Total Assets	$1,409,534	$336,068	$131,057	$(331,323)	$1,545,336

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$126,062	$46,572	$12,688	$(718)	$184,604
Current portion of long-term debt	—	—	760	—	760
Current liability for pensions and other postretirement employee benefits	9,749	—	—	—	9,749

Total current liabilities	135,811	46,572	13,448	(718)	195,113
Long-term debt, net of current portion	523,479	—	14,835	—	538,314
Liability for pensions and other postretirement employee benefits	187,116	—	—	—	187,116
Other long-term obligations	22,638	731	—	—	23,369
Accrued taxes	72,011	—	—	—	72,011
Deferred tax liabilities	130	45,817	15,117	—	61,064
Accumulated other comprehensive loss, net of tax	(98,352)	—	—	—	(98,352)
Stockholders’ equity excluding accumulated other comprehensive loss	566,701	242,948	87,657	(330,605)	566,701

Total Liabilities and Stockholders’ Equity	$1,409,534	$336,068	$131,057	$(331,323)	$1,545,336

Clearwater Paper Corporation

Condensed Consolidating Statement of Cash Flows

Six months Ended June 30, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATIONS
Net earnings (loss)	$19,527	$(2,489)	$(1,087)	$3,576	$19,527
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,187	12,680	2,672	—	37,539
Deferred tax expense (benefit)	9,004	3,583	(1,934)	—	10,653
Equity-based compensation expense	2,988	12	—	—	3,000
Employee benefit plans	4,170	—	—	—	4,170
Change in taxes receivable, net	1,136	(3,881)	942	—	(1,803)
Working capital changes	(886)	(21,740)	(4,206)	—	(26,832)
Funding of qualified pension plans	(8,500)	—	—	—	(8,500)
Change in restricted cash	(500)	3,773	(168)	—	3,105
Other, net	2,685	1,348	—	—	4,033

Net cash provided by (used in) operating activities	51,811	(6,714)	(3,781)	3,576	44,892

CASH FLOWS FROM INVESTING
Change in short-term investments, net	34,095	—	—	—	34,095
Additions to plant and equipment	(53,846)	(9,856)	(597)	—	(64,299)

Net cash used for investing activities	(19,751)	(9,856)	(597)	—	(30,204)

CASH FLOWS FROM FINANCING
Change in book overdrafts, net	2,871	—	—	—	2,871
Repayment of debt	—	—	(380)	—	(380)
Investment (to) from Parent	(30,712)	15,755	18,533	(3,576)	—
Payment of employee restricted stock tax withholdings	(1,498)	—	—	—	(1,498)
Other, net	(88)	—	—	—	(88)

Net cash (used for) provided by financing activities	(29,427)	15,755	18,153	(3,576)	905

Effect of foreign currency	—	—	(45)	—	(45)

Increase (decrease) in cash	2,633	(815)	13,730	—	15,548
Balance at beginning of period	15,719	1,728	1,481	—	18,928

Balance at end of period	$18,352	$913	$15,211	$—	$34,476

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the acquisition of Cellu Tissue, our construction of additional converting and paper making capacity, the cost and timing to complete new facilities, future growth opportunities, the stock split, the stock repurchase program, future revenues, cash flows, capital expenditures, tax rates, operating costs, manufacturing capability, liquidity, benefit plan funding levels, total selling, general and administrative costs in 2011, interest expenses, the tax treatment of the alternative fuels and cellulosic biofuels tax credits and the conversion of additional gallons of fuel from the Alternative Fuel Mixture Tax Credit to the Cellulosic Biofuel Producer Credit. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2010 Form 10-K, as well as the following:

•	an inability to successfully implement our expansion strategies;

•	difficulties with the integration process or the realization of the benefits expected from the acquisition of Cellu Tissue;

•	difficulties with completion of our new tissue manufacturing and converting facilities;

•	the Cellu Tissue acquisition may expose our operations to unidentified liabilities;

•	changes in the cost and availability of wood fiber used in the production of our products;

•	changes in freight costs and disruptions in transportation services;

•	changes in raw material costs and energy availability and costs;

•	changes in customer product preferences and competitors’ product offerings;

•	changes in the United States and international economies and in general economic conditions in the regions and industries in which we operate;

•	cyclical industry conditions;

•	the loss of business from any large customer;

•	competitive pricing pressures for our products;

•	reliance on a limited number of third-party suppliers for raw materials;

•	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits;

•	unforeseen environmental liabilities or expenditures;

•	unanticipated manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

•	changes in the relationship between supply and demand in the forest products industry, including the amount of available manufacturing capacity and wood fiber used in manufacturing our products;

•	changes in expenses and required contributions associated with our pension plans;

•	labor disruptions;

•	an inability to fund our debt obligations;

•	restrictions on our business from debt covenants and terms;

•	changes in laws, regulations or industry standards affecting our business; and

•	changes in exchange rates between the U.S. dollar and other currencies.

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

OVERVIEW

Background

We are principally engaged in the manufacturing and selling of pulp-based products. We manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, bleached paperboard, pulp and wood products at 15 manufacturing locations in the U.S. and Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchants and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. We also manufacture wood products, including quality cedar used for its attractive appearance, and lumber products for construction.

Recent Developments

Two-for-One Stock Split and Stock Repurchase Program

On July 28, 2011, we announced that our Board of Directors had declared a two-for-one stock split of our outstanding shares of common stock, to be effected in the form of a stock dividend, payable on August 26, 2011 to shareholders of record on August 12, 2011.

Also on July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $30 million of our common stock. Under our stock repurchase program, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors.

Acquisition of Cellu Tissue Holdings, Inc.

On December 27, 2010, we completed our acquisition of Cellu Tissue Holdings, Inc., or Cellu Tissue, which includes nine tissue manufacturing facilities located in the Southern, Midwestern and Eastern United States and one facility in Canada. We believe the Cellu Tissue facilities allow us to better serve existing private label grocery customers by creating a national manufacturing footprint and provide us with the capability to expand into new private label channels.

Status of Shelby, North Carolina Expansion

In 2010 we began construction of new tissue manufacturing and converting facilities in Shelby, North Carolina as part of our plans to expand our Consumer Products segment in the Eastern United States. This site will include a through-air-dried, or TAD, paper machine and is currently expected to have seven converting lines capable of producing ultra grades of private label tissue products. The first two converting production lines became operational during the second quarter of 2011.

We estimate the project will cost approximately $260 - $280 million, which is consistent with prior forecasts. As of June 30, 2011, we have incurred a total of $59.0 million in project costs, of which $28.7 million were incurred in the second quarter of 2011. We expect to incur approximately $93 million during the remainder of 2011 with substantially all remaining amounts to be spent in 2012.

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

Operating Costs

	Three Months Ended June 30,
(Dollars in thousands)	2011		2010
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Wood fiber[1]	$124,947	28.8%	$84,338	29.4%
Chemicals	44,321	10.2	33,333	11.6
Transportation	36,593	8.4	29,332	10.2
Energy	31,793	7.3	21,451	7.5
Maintenance and repairs[2]	22,309	5.1	15,654	5.5

[1]	Excluding intersegment amounts.
[2]	Excluding related labor costs.

	Six Months Ended June 30,
(Dollars in thousands)	2011		2010
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Wood fiber[1]	$239,247	28.2%	$158,998	27.0%
Chemicals	82,885	9.8	63,371	10.8
Transportation	70,842	8.4	57,015	9.7
Energy	65,461	7.7	45,904	7.8
Maintenance and repairs[2]	51,207	6.0	46,174	7.8

[1]	Excluding intersegment amounts.
[2]	Excluding related labor costs.

Wood fiber. Our most significant operating cost is wood fiber, including pulp, logs, wood chips and sawdust, needed to supply our manufacturing facilities. Our Consumer Products segment sources a portion of its pulp supply from our Pulp and Paperboard segment, with the remainder purchased from external suppliers. Cellu Tissue historically relied entirely on external suppliers for pulp. Therefore, as a result of our acquisition of Cellu Tissue, we now source a much higher percentage of our total pulp requirements from external suppliers. For the three and six months ended June 30, 2011, total wood fiber costs were 0.6 percentage points lower and 1.2 percentage points higher, respectively, as a percentage of cost of sales compared to the comparable periods from the prior year.

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

Transportation. Petroleum prices are also a large part of our cost structure and, therefore, high fuel prices result in increased transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Rising fuel prices particularly affect our margins for consumer products because we supply customers throughout the United States, and we transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Lower costs as a percentage of cost of sales in the 2011 period compared to the 2010 period are related to a more favorable transportation cost structure resulting from the integration of Cellu Tissue and the proximity of Cellu Tissue’s historical customer base. However, general transportation costs have increased in 2011 due primarily to higher oil prices.

Energy. We use energy in the form of electricity, hog fuel, steam, natural gas and a minimal amount of coal. Energy prices have fluctuated widely over the past decade. We have taken steps to reduce our exposure to volatile energy prices through conservation, and cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. In addition, to help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of June 30, 2011, we had no firm-price contracts in place. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.

Major equipment maintenance and repair in our Pulp and Paperboard segment also requires maintenance shutdowns generally lasting up to one week per year at our Idaho facility and up to one week approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. In March 2011, we had machine downtime of seven days at our Idaho pulp and paperboard mill due to scheduled major maintenance costing $11.4 million. Additional major maintenance and repair costs are expected to be approximately $7 million in the third quarter of 2011.

In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, to improve our safety and to comply with environmental laws. Excluding $28.7 million and $40.2 million, respectively, of cash expenditures for our North Carolina expansion during the three and six months ended June 30, 2011, we spent $12.0 million and $24.1 million, respectively, on capital expenditures during the three and six months ended June 30, 2011, compared to $10.2 million and $15.5 million, respectively, in the same periods in 2010. Capital expenditures for 2011 are expected to be between approximately $175 million and $185 million, which range includes an estimated $133 million associated with our North Carolina expansion.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. During the remainder of 2011, we expect our total selling, general and administrative costs to be higher compared to 2010 as we integrate Cellu Tissue into our administrative functions.

Interest expense

Interest expense is mostly comprised of interest on our $375.0 million aggregate principal amount 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes, our $150.0 million aggregate principal amount of 10.625% senior notes due 2016 issued in June 2009, which we refer to as the 2009 Notes, and any outstanding amounts under our revolving credit facility. As part of our acquisition of Cellu Tissue, we also assumed $15.6 million of industrial revenue bonds, or IRBs, associated with the facility in Ladysmith, Wisconsin. During the second quarter of 2011, we made the determination to redeem the outstanding balance of the IRBs and are initiating that process. Interest expense also includes amortization of deferred finance costs associated with our 2009 Notes, 2010 Notes, IRBs and credit facility. Gross interest expense in 2011 is expected to increase significantly compared to 2010 as a result of a full year of interest expense on the 2010 Notes and, to a smaller extent, the IRBs, as well as interest expense associated with a capital lease for the building housing our Shelby converting operations. Interest expense will be partially offset by the capitalization of interest during the construction phase of our North Carolina papermaking and converting facilities, which we estimate will be $21 million over the construction phase of the project, including $5 million in 2011.

Income taxes

Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and rates. We generally expect our effective income tax rate, excluding discrete items, to remain fairly constant, although it could fluctuate due to changes to the Internal Revenue Code.

We are registered with the Internal Revenue Service, or IRS, as both an alternative fuel mixer and a producer of cellulosic biofuel. During 2009 we received refundable tax credit payments in connection with our use of black liquor in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit was equal to $0.50 per gallon of alternative fuel mixture used. The Alternative Fuel Mixture Tax Credit, or AFMTC, expired on December 31, 2009.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth data included in our Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended June 30,
(Dollars in thousands)	2011		2010
Net sales	$494,627	100.0%	$343,860	100.0%
Costs and expenses:
Cost of sales	(433,358)	87.6	(286,415)	83.3
Selling, general and administrative expenses	(27,476)	5.6	(20,145)	5.9

Total operating costs and expenses	(460,834)	93.2	(306,560)	89.2

Income from operations	33,793	6.8	37,300	10.8
Interest expense, net	(10,992)	2.2	(4,132)	1.2
Other, net	(229)	0.0	—	—

Earnings before income taxes	22,572	4.6	33,168	9.6
Income tax provision	(8,649)	1.7	(12,600)	3.7

Net earnings	$13,923	2.8	$20,568	5.9

Net sales— We experienced significantly higher shipments in the three months ended June 30, 2011 compared to the same period in 2010, due primarily to tissue and other consumer products produced by the Cellu Tissue operations, as well as increased shipments of paperboard. We also realized higher net selling prices for our paperboard in the second quarter of 2011 compared to the same period in 2010. These increases were partially offset by lower net selling prices for consumer products and pulp, as well as decreased shipments of pulp. These items are discussed further below under “Business Segment Discussion.”

Cost of sales— Cost of sales was 87.6% of net sales for the quarter ended June 30, 2011 and 83.3% of net sales for the same period in 2010. The $146.9 million increase in cost of sales was due primarily to higher overall costs related to the inclusion of Cellu Tissue operations for the 2011 period, as well as higher integration costs related to the Cellu Tissue acquisition. In addition, cost of sales were higher in the three months ended June 30, 2011, due to wage and benefit costs associated with our Shelby expansion and retroactive pay related to labor contracts, as well as higher costs for packaging supplies, transportation due to higher oil prices, and chemicals.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased 0.3 percentage points as a percentage of sales for the second quarter of 2011, compared to the same period in 2010. The $7.3 million increase over the prior year period was primarily attributable to higher integration and administration expenses associated with the Cellu Tissue acquisition.

Interest expense— Interest expense increased $6.9 million in the second quarter of 2011 compared to the same period in 2010. The increase was largely due to interest on the 2010 Notes issued in October 2010, partially offset by capitalized interest of $1.0 million in the second quarter of 2011 associated with the construction of our North Carolina converting and manufacturing facilities.

Other, net— Other, net consists of foreign exchange currency losses of $0.2 million relating to the fluctuation in the Canadian currency during the three months ended June 30, 2011.

Income tax expense— Our estimated annual effective tax rate for 2011 is 35.2%, compared with 34.8% for the comparable interim period in 2010. We recorded income tax expense of $8.6 million in the three months ended

June 30, 2011 compared to $12.6 million in the three months ended June 30, 2010. The actual rate for the three months ended June 30, 2011 was 38.3%, compared to a rate of 38.0% for the same period of 2010. The higher actual rates were the result of the net impact of reporting discrete items, primarily relating to interest accrued on uncertain tax positions, in each reporting period totaling net expense of approximately $0.8 million and $1.0 million, respectively.

Business Segment Discussion

We are organized in two reportable operating segments: Consumer Products and Pulp and Paperboard. Prior to January 1, 2011, intersegment pulp transfers from our Pulp and Paperboard segment to our Consumer Products segment were recorded as net sales for the Pulp and Paperboard segment at prevailing market prices and eliminated, on a consolidated basis, to reconcile the segments’ total net sales to our consolidated net sales. Commencing January 1, 2011, rather than recording the intersegment transfer of pulp through net sales, the costs of pulp are transferred from the Pulp and Paperboard segment to the Consumer Products segment. As a result, there are no eliminations required to reconcile our total consolidated net sales to the segments’ total net sales. In order to facilitate comparability with the 2010 period, the operating results for the three months and six months ended June 30, 2010 have been recast to reflect the revised cost transfer methodology.

Consumer Products

	Three Months Ended June 30,
(Dollars in thousands)	2011	2010
Net sales	$269,118	$145,373
Operating income	6,868	25,643
Percent of net sales	2.6%	17.6%

Our Consumer Products segment reported a $123.7 million, or 85.1%, increase in net sales and an $18.8 million decrease in operating income for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in net sales was primarily due to the addition of sales of consumer products from the Cellu Tissue operations, which contributed to a 132.0% increase in shipment volumes, partially offset by 20.3% lower net selling prices. Compared to our legacy Consumer Products operations, the Cellu Tissue facilities produce a broader range of products and some tissue grades that sell at lower price points than the tissue products produced by the legacy Clearwater Paper facilities. The decrease in net selling prices is a result of the addition of the Cellu Tissue products and the resulting change in the mix of tissue grades sold. The decrease in operating income was primarily due to higher wage and benefit costs associated with our Shelby expansion, integration costs related to the acquisition of Cellu Tissue, and retroactive pay related to labor contracts. In addition, costs were higher for packaging supplies, transportation due to higher oil prices, depreciation and amortization resulting from the Cellu Tissue acquisition, and repair and maintenance expenses associated with the Cellu Tissue facilities.

Pulp and Paperboard

	Three Months Ended June 30,
(Dollars in thousands)	2011	2010
Net sales	$225,509	$198,487
Operating income	34,456	22,660
Percent of net sales	15.3%	11.4%

Net sales for the Pulp and Paperboard segment were $225.5 million, or 13.6% higher in the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in net sales over 2010 was largely due to an increase of 10.4% in paperboard prices and a 7.3% increase in paperboard shipments. These increases were partially offset by a 16.3% decrease in pulp shipments, an 8.4% decrease in pulp net selling prices and lower pricing for wood products.

Operating income increased $11.8 million in the three months ended June 30, 2011 compared to the same period in 2010. The increase was largely attributable to higher net selling prices for paperboard and lower wood fiber costs, all of which were partially offset by higher purchased pulp and chemical and transportation costs.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth data included in our Condensed Consolidated Statements of Operations as a percentage of net sales.

	Six Months Ended June 30,
(Dollars in thousands)	2011		2010
Net sales	$960,457	100.0%	$674,481	100.0%
Costs and expenses:
Cost of sales	(848,278)	88.3	(588,379)	87.2
Selling, general and administrative expenses	(54,840)	5.7	(38,238)	5.7

Total operating costs and expenses	(903,118)	94.0	(626,617)	92.9

Income from operations	57,339	6.0	47,864	7.1
Interest expense, net	(22,325)	2.3	(8,417)	1.3
Other, net	(705)	0.1	—	—

Earnings before income taxes	34,309	3.6	39,447	5.8
Income tax provision	(14,782)	1.5	(18,421)	2.7

Net earnings	$19,527	2.0	$21,026	3.1

Net sales—We experienced significantly higher shipments in the six months ended June 30, 2011 compared to the same period in 2010, due primarily to tissue and other consumer products produced by the Cellu Tissue operations, as well as increased shipments of wood products. We also realized higher net selling prices for our paperboard in the first half of 2011 compared to the same period in 2010. These increases were partially offset by lower net selling prices for consumer products and wood products. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 88.3% of net sales for the six months ended June 30, 2011, and 87.2% of net sales for the same period in 2010. The increase in the 2011 period compared to 2010 was primarily due to higher overall costs related to the inclusion of Cellu Tissue in the 2011 period, as well as higher integration costs associated with the Cellu Tissue acquisition. In addition, cost of sales were higher in the six months ended June 30, 2011, due to wage and benefit costs associated with our Shelby expansion, higher costs for packaging supplies, transportation due to higher oil prices, pulp and chemicals, and retroactive pay related to labor contracts.

Selling, general and administrative expenses— Selling, general and administrative expenses were unchanged as a percentage of sales for the first half of 2011, compared to the same period in 2010. The $16.6 million increase in expense for the first half of 2011 compared to the same period in 2010 was primarily due to higher integration and administration expenses associated with the acquisition of Cellu Tissue.

Interest expense—Interest expense increased $13.9 million in the six months ended June 30, 2011 compared to the same period in 2010. The increase was largely due to interest on the 2010 Notes, partially offset by capitalized interest of $1.5 million associated with the construction of our North Carolina converting and manufacturing facilities.

Income tax expense—The effective tax rates were 43.1% and 46.7% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate for the six months ended June 30, 2011 was primarily impacted by three main discrete items. The first was an increase in tax expense based on evaluating our state tax structure as Cellu Tissue is integrated with the Company’s operations. The second discrete item was a decrease in tax expense associated with certain transaction costs relating to the Cellu Tissue acquisition that were determined to be deductible under the Internal Revenue Code. The final discrete item was an increase to tax expense related to interest accrued on uncertain tax positions for the six months ended June 30, 2011. The higher tax rate for the six months ended June 30, 2010, was primarily due to the passage of the Patient Protection and Affordable Care Act on March 23, 2010, which required us to reverse $4.4 million of deferred tax assets relating to the elimination of an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy beginning in January 2013, for which there is no comparable impact in 2011.

Business Segment Discussion

Consumer Products

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Net sales	$538,370	$283,196
Operating income	20,683	51,630
Percent of net sales	3.8%	18.2%

Our Consumer Products segment reported a $255.2 million, or 90.1%, increase in net sales and a $30.9 million decrease in operating income for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in net sales was primarily due to the addition of sales of consumer products from the Cellu Tissue operations, which contributed to a 139.3% increase in shipment volumes, partially offset by 20.6% lower net selling prices. The decrease in net selling prices is a result of the addition of the Cellu Tissue products and the resulting change in the mix of tissue grades sold. The decrease in operating income was primarily due to higher wage and benefit costs associated with our Shelby expansion, relocation and severance costs associated with the acquisition of Cellu Tissue, and retroactive pay related to labor contracts. In addition, costs were higher for packaging supplies, transportation due to higher oil prices, pulp, depreciation and amortization resulting from the Cellu Tissue acquisition, and repair and maintenance expenses associated with the Cellu Tissue facilities.

Pulp and Paperboard

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Net sales	$422,087	$391,285
Operating income	50,104	14,743
Percent of net sales	11.9%	3.8%

Net sales for the Pulp and Paperboard segment were $30.8 million, or 7.9%, higher in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in net sales over 2010 was largely due to an increase of 11.1% in paperboard prices and increases in wood products shipments. These increases were partially offset by a 30.0% decrease in pulp shipments due primarily to increased internal usage, as well as a slight decrease in paperboard shipments.

Operating income increased $35.4 million in the six months ended June 30, 2011 compared to the same period in 2010. The increase was largely attributable to higher net selling prices for paperboard, lower wood fiber costs and lower maintenance costs, all of which were partially offset by higher purchased pulp and chemical costs.

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

The following table provides our EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net earnings	$13,923	$20,568	$19,527	$21,026
Interest expense, net of interest income	10,992	4,132	22,325	8,417
Income tax provision	8,649	12,600	14,782	18,421
Depreciation and amortization expense	18,870	11,861	37,539	23,727

EBITDA	$52,434	$49,161	$94,173	$71,591

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the six months ended June 30, 2011 and 2010.

Cash Flows Summary

(Dollars in thousands)	2011	2010
Net cash provided by operating activities	$44,892	$165,078
Net cash used for investing activities	(30,204)	(147,559)
Net cash provided by (used for) financing activities	905	(7,346)
Effect of foreign currency	(45)	—

Increase in cash	$15,548	$10,173

Net cash provided by operating activities decreased 72.8% for the six months ended June 30, 2011, compared to the same period in 2010. The decrease between the periods was mostly attributable to the cash receipt of $101.3 million during the 2010 period from the Federal Government primarily related to the Alternative Fuel Mixture Tax Credit claimed in 2009 and a $28.7 million increase in accounts receivable in the first six months of 2011. These decreases were offset by higher earnings, after adjusting for noncash items, during the 2011 period.

The decreased use of cash for investing activities in the first six months of 2011, compared to the same period in 2010, was largely due to a decrease in our short-term investments of $34.1 million in the 2011 period, compared to a $132.0 million increase in short-term investments in the 2010 period. Capital expenditures were $64.3 million during the six months ended June 30, 2011, compared to $15.5 million in the same period of 2010. The increased capital expenditures were primarily related to the cash outlays associated with our new converting and manufacturing facilities in North Carolina and capital improvement projects at Cellu Tissue facilities we acquired.

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2011, compared with $7.3 million of cash used for financing activities during the same period in 2010. Cash provided by financing activities in the six months ended June 30, 2011 primarily consisted of the change in book overdrafts offset by cash used to pay employee minimum withholding requirements associated with shares issued in settlement of vested restricted stock units during the period.

Capital Resources

Due to the competitive and cyclical nature of the markets in which we operate, as well as an uncertain economic environment, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations as well as our cash on hand and available borrowing capacity under our credit facility will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next twelve months.

We cannot be certain, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we make substantial capital expenditures or consummate an additional acquisition, our debt service requirements could increase. We may be required to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of June 30, 2011, our short-term investments were not restricted and were largely invested in demand deposits.

Debt Arrangements

During the second quarter of 2011, we made the determination to redeem the outstanding balance of the IRBs. Excluding the IRBs, our expected debt service obligation, consisting of cash payments for interest related to our 2009 Notes and 2010 Notes, is estimated to be $21.3 million for the second half of 2011 and $42.7 million for 2012.

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

Credit Arrangements

As of June 30, 2011, there were no borrowings outstanding under our revolving credit facility, and approximately $8.4 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 2.25% and 2.75% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.75% and 1.25% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last fiscal quarter. As of June 30, 2011, we would have been permitted to draw $116.6 million under the credit facility and were eligible to borrow under the credit facility at LIBOR plus 2.75%.

CONTRACTUAL OBLIGATIONS

As of June 30, 2011, there have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of June 30, 2011, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

See Note 2 “Recently Adopted and New Accounting Standards” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Revolving Credit Facility

Our exposure to market risks on financial instruments includes interest rate risk on our revolving credit facility. As of June 30, 2011, there were no borrowings outstanding under that facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Industrial Revenue Bonds

As of June 30, 2011, there was $15.2 million outstanding under the IRBs. The interest rate applicable to the IRBs adjusts on a weekly basis. A one percentage point increase or decrease in interest rates, based on the current outstanding balance of $15.2 million, would have a $0.2 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on the IRBs through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate from time to time through the use of firm-price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of June 30, 2011, we had no firm-price contracts for natural gas.

We are also subject to commodity price risk associated with pulp costs and take advantage of spot prices on pulp to minimize market risk arising from changes in pulp costs. We have agreements with pulp vendors to purchase pulp at market-based prices over the next year covering approximately 32% of our current budgeted pulp needs in 2011.

Foreign Currency Risk

We have minimal foreign currency exchange risk. Virtually all of our international sales, other than sales originating from our Canadian subsidiary, are denominated in U.S. dollars. Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2011. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

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

CLEARWATER PAPER CORPORATION
(Registrant)

Date: August 5, 2011	By	/s/ LINDA K. MASSMAN
Linda K. Massman
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer; Principal Financial Officer)

Date: August 5, 2011	By	/s/ JOHNATHAN D. HUNTER
Johnathan D. Hunter
Corporate Controller
(Duly Authorized Officer; Principal Accounting Officer)

CLEARWATER PAPER CORPORATION

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
4.1*	Indenture, dated as of October 22, 2010, between Clearwater Paper Corporation (the “Registrant”) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission (the “Commission”) on October 27, 2010).

4.2*	Form of 7 1/8% Senior Notes due 2018 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on October 27, 2010).

4.3	The Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, is formatted in XBRL interactive data files: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Comprehensive Income and (v) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference.