Form 10-Q
period 2011-09-30
Clearwater Paper Corp
filed 2011-11-04
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of common stock of the registrant outstanding as of October 28, 2011 was 22,746,920.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.	Condensed Consolidated Financial Statements

Clearwater Paper Corporation

Condensed Consolidated Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$501,125	$352,927	$1,461,582	$1,027,408

Costs and expenses:
Cost of sales	(448,927)	(303,542)	(1,297,205)	(891,921)
Selling, general and administrative expenses	(26,815)	(20,886)	(81,655)	(59,124)

Total operating costs and expenses	(475,742)	(324,428)	(1,378,860)	(951,045)

Income from operations	25,383	28,499	82,722	76,363
Interest expense, net	(12,100)	(3,819)	(34,425)	(12,236)
Other, net	1,290	—	585	—

Earnings before income taxes	14,573	24,680	48,882	64,127
Income tax provision	(5,928)	(9,692)	(20,710)	(28,113)

Net earnings	$8,645	$14,988	$28,172	$36,014

Net earnings per common share:
Basic	$0.38	$0.65	$1.23	$1.57
Diluted	0.37	0.64	1.19	1.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

All per common share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.

Clearwater Paper Corporation

Condensed Consolidated Balance Sheets

Unaudited (Dollars in thousands – except per-share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$21,071	$18,928
Restricted cash	500	3,637
Short-term investments	85,001	126,095
Receivables, net	182,954	153,335
Taxes receivable	12,382	10,354
Inventories	225,356	228,321
Deferred tax assets	35,345	37,374
Prepaid expenses	6,482	11,415

Total current assets	569,091	589,459

Property, plant and equipment, net	707,064	654,456
Goodwill	229,533	229,533
Intangible assets, net	51,331	56,400
Other assets, net	13,673	15,488

TOTAL ASSETS	$1,570,692	$1,545,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$185,547	$184,604
Current portion of long-term debt	—	760
Current liability for pensions and other postretirement employee benefits	9,749	9,749

Total current liabilities	195,296	195,113

Long-term debt, net of current portion	523,638	538,314
Liability for pensions and other postretirement employee benefits	180,036	187,116
Other long-term obligations	35,726	23,369
Accrued taxes	73,884	72,011
Deferred tax liabilities	71,599	61,064
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.00005 per share, 100,000,000 authorized shares, 23,038,520 and 22,957,818 shares issued	1	1
Additional paid-in capital	313,807	310,821
Retained earnings	284,051	255,879
Treasury stock, at cost, common shares - 291,600 and no shares repurchased	(10,003)	—
Accumulated other comprehensive loss, net of tax	(97,343)	(98,352)

Total stockholders’ equity	490,513	468,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,570,692	$1,545,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

All common share and common per share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.

Clearwater Paper Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$28,172	$36,014
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,108	35,507
Deferred tax expense	12,311	626
Equity-based compensation expense	5,117	6,394
Employee benefit plans	6,252	8,062
Change in taxes receivable, net	(2,028)	98,407
Working capital changes, net	(32,621)	18,264
Excess tax benefits from equity-based payment arrangements	—	(2,615)
Funding of qualified pension plans	(9,800)	(15,100)
Change in restricted cash, net	4,429	—
Other, net	3,363	4,195

Net cash provided by operating activities	72,303	189,754

CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	41,094	(147,072)
Additions to plant and equipment	(87,251)	(23,111)

Net cash used for investing activities	(46,157)	(170,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in book overdrafts, net	3,557	256
Excess tax benefits from equity-based payment arrangements	—	2,615
Repayment of debt	(15,595)	—
Purchase of treasury stock	(10,003)	—
Payment of employee restricted stock tax withholdings	(1,498)	(3,470)
Other, net	(617)	(289)

Net cash used for financing activities	(24,156)	(888)

Effect of exchange rate changes	153	—

Increase in cash	2,143	18,683
Cash at beginning of period	18,928	2,824

Cash at end of period	$21,071	$21,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$22,303	$7,969
Cash paid for income taxes	40,045	26,004
Cash received from income tax refunds	29,282	99,454
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Increase in accrued plant and equipment	$5,087	$—
Property acquired under capital lease	12,687	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Statements of Comprehensive Income

Unaudited (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings	$8,645	$14,988	$28,172	$36,014

Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax expense of $818, $1,048, $2,452 and $3,145	1,278	1,640	3,834	4,920
Amortization of prior service credit included in net periodic cost, net of tax benefit of $59, $57, $176 and $172	(91)	(90)	(275)	(270)
Foreign currency translation adjustment	(3,666)	—	(2,377)	—
(Amortization) recognition of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	(58)	—	(173)	5,070

Other comprehensive (loss) income, net of tax	(2,537)	1,550	1,009	9,720

Comprehensive income	$6,108	$16,538	$29,181	$45,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited

NOTE 1 Nature of Operations and Basis of Presentation

GENERAL

We are principally engaged in the manufacturing and selling of pulp-based products. We currently manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, bleached paperboard, pulp and wood products at 15 manufacturing locations in the U.S. and Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchants and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. We also currently manufacture wood products, including quality cedar used for its attractive appearance, and lumber products for construction.

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

FINANCIAL STATEMENT PREPARATION AND PRESENTATION

The accompanying unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, and the related Condensed Consolidated Statements of Operations, Cash Flows, and Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

TRADE ACCOUNTS RECEIVABLE

As of September 30, 2011 and December 31, 2010, we had allowances of $1.6 million and $1.0 million, respectively, for doubtful accounts based on our estimates of the collectability of outstanding receivables.

INVENTORIES

Inventories are stated at the lower of current average cost or market, except that the last-in, first-out method is used to determine cost of logs, chips, sawdust and the majority of our lumber. An average cost method is used to determine the cost of all other inventories.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,324.4 million and $1,290.1 million at September 30, 2011 and December 31, 2010, respectively.

For the three months and nine months ended September 30, 2011, we capitalized $0.8 million and $2.3 million, respectively, of interest expense associated with the construction of our new tissue manufacturing and converting facilities in Shelby, North Carolina.

STOCKHOLDERS’ EQUITY

On July 28, 2011, we announced that our Board of Directors had declared a two-for-one stock split of our outstanding shares of common stock, which was effected in the form of a stock dividend distributed on August 26, 2011 to shareholders of record on August 12, 2011. On the August 26, 2011 distribution date, there were 11,373,460 shares of common stock outstanding. Immediately following the distribution date, there were 22,746,920 outstanding shares of common stock.

In addition, we also announced on July 28, 2011, that our Board of Directors had authorized the repurchase of up to $30 million of our common stock. Under our stock repurchase program, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors. During the quarter ended September 30, 2011, we repurchased 291,600 shares of our outstanding common stock at an average price of $34.30 per share pursuant to our share repurchase program.

We account for share repurchases under the program as treasury stock and record the amounts paid to repurchase shares at cost as a component of stockholders’ equity. We have not retired any treasury shares and may choose to reissue shares held in treasury stock in a future period.

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

In December 2010, accounting guidance was issued that modifies “Step 1” of the “Two-Step” goodwill impairment test for reporting units with zero or negative carrying amounts. In Step 1, the fair value of a reporting unit is compared to the reporting unit’s carrying amount. For those reporting units, an entity is required to perform “Step 2” of the goodwill impairment test (measurement of the amount of goodwill impairment) if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance became effective for us on January 1, 2011 and has not had an impact on our consolidated financial statements.

In September 2011, accounting guidance was issued that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the “Two-Step” goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the Two-Step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to this accounting guidance, the Two-Step test was required to assess goodwill for impairment. The guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 and early adoption is permitted. We will perform our annual impairment test in the fourth quarter and have not yet determined if we will early adopt this guidance.

In September 2011, accounting guidance was issued that increases quantitative and qualitative disclosures regarding an employer’s participation in multiemployer pension plans. The objective is to enhance the transparency of disclosures about (i) the significant multiemployer plans in which an employer participates, (ii) the level of the employer´s participation in those plans, (iii) the financial health of the plans, and (iv) the nature of the employer´s commitments to the plans. The requirements are effective for fiscal years ending after December 15, 2011 for public entities with early application permitted. In addition, an entity is required to retrospectively report on all periods presented. We participate in multiemployer pension plans. Adoption will only affect additional disclosure requirements and will have no impact on the accounting for pension and other postretirement employee benefits in our consolidated financial statements.

NOTE 3 Inventories

Inventories at the balance sheet dates consist of:

(In thousands)	September 30, 2011	December 31, 2010
Logs, pulpwood, chips and sawdust	$17,402	$19,901
Lumber	9,714	13,065
Pulp, paperboard and tissue products	138,340	139,404
Materials and supplies	59,900	55,951

	$225,356	$228,321

NOTE 4 Intangible Assets

Intangible assets at the balance sheet dates are comprised of the following:

	September 30, 2011
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Net Balance
Customer relationships	9.0	$50,000	$(4,167)	$(174)	$45,659
Trade names and trademarks	10.0	5,300	(398)	—	4,902
Non-compete agreements	2.5	1,100	(330)	—	770

Total intangible assets		$56,400	$(4,895)	$(174)	$51,331

	December 31, 2010
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Net Balance
Customer relationships	9.0	$50,000	$—	$—	$50,000
Trade names and trademarks	10.0	5,300	—	—	5,300
Non-compete agreements	2.5	1,100	—	—	1,100

Total intangible assets		$56,400	$—	$—	$56,400

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

Our estimated annual effective tax rate for 2011 is 34.2%, compared with 34.8% at September 30, 2010. We recorded income tax expense of $5.9 million and $20.7 million, respectively in the three and nine months ended September 30, 2011, compared to $9.7 million and $28.1 million, respectively, in the three and nine months ended September 30, 2010. The actual rates for the three and nine months ended September 30, 2011 were 40.7% and 42.4%, respectively, compared to rates of 39.3% and 43.8% for the three and nine months ended September 30, 2010, respectively. The higher rates for the nine month periods resulted from the net impact of reporting discrete items of approximately $4.0 million of net expense in the nine months ended September 30, 2011, and $5.8 million of net expense in the nine months ended September 30, 2010.

The net discrete expense in 2011 primarily related to interest accrued on uncertain tax positions, as well as an increase to tax expense based on evaluating our state tax structure as Cellu Tissue is integrated with the Company’s operations, for which there is no comparable impact in 2010. In addition to interest accrued on uncertain tax positions, the net discrete expense in 2010 primarily related to the passage of the Patient Protection and Affordable Care Act on March 23, 2010, which required us to reverse $4.4 million of deferred tax assets relating to the elimination of an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy beginning in January 2013, for which there is no comparable impact in 2011.

We are eligible to convert gallons previously claimed under the Alternative Fuel Mixture Tax Credit, or AFMTC, to the Cellulosic Biofuel Producer Credit, or CBPC; however, due to CBPC carryovers from 2010, we do not anticipate converting additional gallons from AFMTC to CBPC during 2011. We have the ability to convert additional gallons to CBPC until the end of 2013.

NOTE 6 Accounts Payable and Accrued Liabilities

(In thousands)	September 30, 2011	December 31, 2010
Trade accounts payable	$84,288	$91,688
Accrued wages, salaries and employee benefits	39,589	42,066
Accrued interest	15,916	5,977
Book overdrafts	11,987	8,430
Accrued taxes other than income taxes payable	9,054	10,249
Accrued utilities	7,720	8,514
Accrued discounts and allowances	6,175	4,981
Accrued transportation	4,550	3,337
Accrued commissions	1,663	1,686
Other	4,605	7,676

	$185,547	$184,604

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

$150 MILLION SENIOR NOTES DUE 2016

In June 2009, we issued senior unsecured notes, which we refer to as the 2009 Notes, in the aggregate principal amount of $150.0 million. The 2009 Notes are due on June 15, 2016 and have an interest rate of 10.625%. The 2009 Notes were issued at a price equal to 98.792% of their face value.

The 2009 Notes are guaranteed by our existing and future direct and indirect domestic subsidiaries. The 2009 Notes are general unsecured obligations and are therefore not secured by our assets and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2009 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

CITYFOREST INDUSTRIAL BONDS

Prior to our acquisition of Cellu Tissue, Cellu Tissue CityForest LLC, or CityForest, a wholly-owned subsidiary of Cellu Tissue, was party to a loan agreement, dated as of March 1, 1998, with the City of Ladysmith, Wisconsin. Pursuant to this agreement the City of Ladysmith loaned the proceeds of its Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series 1998, or IRBs, to CityForest to finance the construction by CityForest of a solid waste disposal facility. As a result of our acquisition of Cellu Tissue, we assumed the IRBs. During the third quarter of 2011, we redeemed the remaining $15.2 million principal amount of outstanding IRBs.

REVOLVING CREDIT FACILITY

On November 26, 2008, we entered into a $125 million revolving credit facility with certain financial institutions. On September 28, 2011, we amended our revolving credit facility, among other things, (i) to extend the term of the revolving loan to the earlier of September 30, 2016 or 90 days prior to the maturity date of the 2009 Notes; (ii) to increase permitted capital expenditures limits; and (iii) to change the interest rate margins applicable to base rate loans and LIBOR loans in circumstances based on our fixed charge coverage ratio from time to time, and to reduce the fees paid by us on undrawn amounts. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million.

As of September 30, 2011, there were no borrowings outstanding under the credit facility, but approximately $8.4 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 1.75% and 2.25% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.25% and 0.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last fiscal quarter, which is recalculated on a quarterly basis. As of September 30, 2011, we would have been permitted to draw up to $116.6 million under the credit facility at LIBOR plus 2.25%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when an event of default exists or when availability falls below 20%, at which time the minimum fixed charge coverage ratio must be at least 1.0 to 1.0. As of September 30, 2011, the fixed charge coverage ratio for the preceding twelve months was 1.2 to 1.0.

NOTE 8 Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost of our pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

	Three Months Ended September 30:
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2011	2010	2011	2010
Service cost	$1,931	$2,004	$175	$248
Interest cost	3,773	3,844	1,714	1,928
Expected return on plan assets	(4,883)	(4,848)	—	—
Amortization of prior service cost (credit)	299	301	(449)	(448)
Amortization of actuarial loss	2,096	2,168	—	520

Net periodic cost	$3,216	$3,469	$1,440	$2,248

	Nine Months Ended September 30:
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2011	2010	2011	2010
Service cost	$5,794	$6,013	$526	$746
Interest cost	11,319	11,531	5,143	5,784
Expected return on plan assets	(14,649)	(14,543)	—	—
Amortization of prior service cost (credit)	895	904	(1,346)	(1,346)
Amortization of actuarial loss	6,286	6,503	—	1,562

Net periodic cost	$9,645	$10,408	$4,323	$6,746

As discussed in the notes to our consolidated financial statements in our 2010 Form 10-K, our company-sponsored pension plans were underfunded by $55.4 million at December 31, 2010. The funded status as of December 31, 2010 improved by $40.5 million over the funded status as of December 31, 2009 due to cash contributions made to the pension plans during 2010, positive returns on pension asset investments and plan changes resulting in the salaried pension plan being closed to new entrants commencing December 15, 2010 and frozen as to the accrual of further benefits effective December 31, 2011. As a result of being underfunded, we are required to make contributions to our qualified pension plans. During the nine months ended September 30, 2011, we contributed $9.8 million to these pension plans. In October 2011, we contributed an additional $2.7 million to these pension plans, which constitute the remaining contributions we are required to make in 2011.

During the nine months ended September 30, 2011, we made approximately $0.2 million of contributions to our non-qualified pension plan, and we estimate contributions will total approximately $0.3 million in 2011. We do not anticipate funding our OPEB plans in 2011 except to pay benefit costs as incurred during the year by plan participants.

NOTE 9 Earnings per Common Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. Shares have been excluded from the computation of diluted net earnings per common share where the effect would have been antidilutive. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic average common shares outstanding	22,865,233	22,957,530	22,975,847	22,943,854
Incremental shares due to:
Restricted stock units	281,782	308,358	273,821	334,576
Performance shares	444,161	317,464	442,124	337,420

Diluted average common shares outstanding	23,591,176	23,583,352	23,691,792	23,615,850

Basic net earnings per common share	$0.38	$0.65	$1.23	$1.57
Diluted net earnings per common share	0.37	0.64	1.19	1.52

Anti-dilutive shares excluded from calculation	88,674	—	104,212	115,112

All common share and per share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.

NOTE 10 Equity-Based Compensation

We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units and performance shares, based on estimated fair values.

Employee equity-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Restricted stock units	$321	$392	$888	$1,113
Performance shares	1,359	912	3,594	2,303

Total employee equity-based compensation	$1,680	$1,304	$4,482	$3,416

The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the nine months ended September 30, 2011 and the average grant-date fair value of the awards:

	Nine Months Ended September 30, 2011
	Number of Awards	Average Fair Value of Award Per Share
Restricted stock units	23,138	$38.42
Performance shares	110,668	57.18

Restricted stock units, performance shares and per share amounts have been adjusted for the two-for-one common stock split effected on August 26, 2011. The grant date fair values of stock-based awards were not modified for accounting purposes as a result of the stock split.

DIRECTOR AWARDS

We recorded director equity-based compensation expense totaling $0.5 million for the three months ended September 30, 2011, compared to expense of $2.0 million for the three months ended September 30, 2010. We recorded director equity-based compensation expense totaling $0.6 million and $3.0 million for the nine months ended September 30, 2011 and 2010, respectively. The lower expenses for the three and nine months ended September 30, 2011 were due to relatively little change in the company’s stock price from the beginning to the end of the 2011 periods, versus significant increases in the company’s stock price from the beginning to the end of the 2010 periods.

NOTE 11 Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	September 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash, and short-term investments (Level 1)	$106,572	$106,572	$148,660	$148,660
Long-term debt (Level 1)	523,638	538,875	539,074	571,158

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

NOTE 12 Segment Information

We are organized in two reportable operating segments: Consumer Products and Pulp and Paperboard. Prior to January 1, 2011, intersegment pulp transfers from our Pulp and Paperboard segment to our Consumer Products segment were recorded as net sales for the Pulp and Paperboard segment at prevailing market prices and eliminated, on a consolidated basis, to reconcile the segments’ total net sales to our consolidated net sales. Commencing January 1, 2011, rather than recording the intersegment transfer of pulp through net sales, the costs of pulp are transferred from the Pulp and Paperboard segment to the Consumer Products segment. As a result, there are no eliminations required to reconcile our total consolidated net sales to the segments’ total net sales. In order to facilitate comparability with the 2010 period, the operating results for the three and nine months ended September 30, 2010 have been recast to reflect the revised cost transfer methodology.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Segment net sales:
Consumer Products	$285,237	$143,938	$823,607	$427,134
Pulp and Paperboard	215,888	208,989	637,975	600,274

Total segment net sales	$501,125	$352,927	$1,461,582	$1,027,408

Operating income:
Consumer Products	$7,075	$17,891	$27,758	$69,521
Pulp and Paperboard	26,266	21,073	76,370	35,816

	33,341	38,964	104,128	105,337
Corporate and eliminations	(7,958)	(10,465)	(21,406)	(28,974)

Income from operations	$25,383	$28,499	$82,722	$76,363

Depreciation and amortization:
Consumer Products	$12,920	$4,268	$37,115	$12,481
Pulp and Paperboard	6,536	7,048	19,646	21,642
Corporate	113	464	347	1,384

Total depreciation and amortization	$19,569	$11,780	$57,108	$35,507

NOTE 13 Supplemental Guarantor Financial Information

On October 22, 2010, we issued the 2010 Notes. Certain of our domestic 100% owned subsidiaries fully and unconditionally guarantee the 2010 Notes on a joint and several basis. The 2010 Notes are not guaranteed by Interlake Acquisition Corporation Limited, or Interlake, and CityForest. Interlake is a foreign entity, and CityForest is excluded due to contractual restrictions associated with the IRBs that were in effect when we acquired Cellu Tissue. However, in the fourth quarter of 2011, we expect CityForest to become an additional guarantor. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$362,347	$123,524	$15,254	$—	$501,125
Cost of sales	(313,942)	(119,820)	(15,165)	—	(448,927)
Selling, general and administrative expenses	(22,147)	(3,933)	(735)	—	(26,815)

Total operating costs and expenses	(336,089)	(123,753)	(15,900)	—	(475,742)

Income (loss) from operations	26,258	(229)	(646)	—	25,383
Interest expense, net	(11,927)	(24)	(149)	—	(12,100)
Other, net	—	—	1,290	—	1,290

Earnings (loss) before income taxes	14,331	(253)	495	—	14,573
Income tax (provision) benefit	(11,116)	3,381	(341)	2,148	(5,928)
Equity in income (loss) of subsidiary	3,282	154	—	(3,436)	—

Net earnings (loss)	$6,497	$3,282	$154	$(1,288)	$8,645

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,063,657	$348,559	$49,366	$—	$1,461,582
Cost of sales	(915,786)	(335,018)	(46,401)	—	(1,297,205)
Selling, general and administrative expenses	(64,699)	(14,459)	(2,497)	—	(81,655)

Total operating costs and expenses	(980,485)	(349,477)	(48,898)	—	(1,378,860)

Income (loss) from operations	83,172	(918)	468	—	82,722
Interest expense, net	(33,805)	(90)	(530)	—	(34,425)
Other, net	—	—	585	—	585

Earnings (loss) before income taxes	49,367	(1,008)	523	—	48,882
Income tax (provision) benefit	(24,136)	2,734	(1,456)	2,148	(20,710)
Equity in income (loss) of subsidiary	793	(933)	—	140	—

Net earnings (loss)	$26,024	$793	$(933)	$2,288	$28,172

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At September 30, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$11,449	$(1,463)	$11,085	$—	$21,071
Restricted cash	500	—	—	—	500
Short-term investments	85,001	—	—	—	85,001
Receivables, net	118,454	58,999	6,236	(735)	182,954
Taxes receivable	867	10,816	(1,122)	1,821	12,382
Inventories	163,847	53,801	7,708	—	225,356
Deferred tax assets	10,572	153,294	204	(128,725)	35,345
Prepaid expenses	4,821	1,447	214	—	6,482

Total current assets	395,511	276,894	24,325	(127,639)	569,091
Property, plant and equipment, net	438,505	218,487	50,072	—	707,064
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	44,285	7,046	—	51,331
Intercompany receivable (payable)	132,743	(155,003)	24,081	(1,821)	—
Investment in subsidiary	242,903	86,724	—	(329,627)	—
Other assets, net	13,348	325	—	—	13,673

TOTAL ASSETS	$1,452,543	$471,712	$105,524	$(459,087)	$1,570,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$142,056	$36,151	$8,075	$(735)	$185,547
Current portion of long-term debt	—	—	—	—	—
Current liability for pensions and other postretirement employee benefits	9,749	—	—	—	9,749

Total current liabilities	151,805	36,151	8,075	(735)	195,296
Long-term debt, net of current portion	523,638	—	—	—	523,638
Liability for pensions and other postretirement employee benefits	180,036	—	—	—	180,036
Other long-term obligations	35,194	532	—	—	35,726
Accrued taxes	71,194	1,827	863	—	73,884
Deferred tax liabilities	(2,214)	190,299	12,239	(128,725)	71,599
Accumulated other comprehensive loss, net of tax	(94,966)	—	(2,377)	—	(97,343)
Stockholders’ equity excluding accumulated other comprehensive loss	587,856	242,903	86,724	(329,627)	587,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,452,543	$471,712	$105,524	$(459,087)	$1,570,692

In the accompanying Condensed Consolidating Balance Sheet at September 30, 2011, all goodwill has been included in the Issuer column as such goodwill is carried at the Consumer Products segment level.

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At December 31, 2010

(In thousands)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$15,719	$1,728	$1,481	$—	$18,928
Restricted cash	—	3,637	—	—	3,637
Short-term investments	126,095	—	—	—	126,095
Receivables, net	104,342	42,114	7,597	(718)	153,335
Taxes receivable	7,589	2,648	117	—	10,354
Inventories	172,098	46,631	9,592	—	228,321
Deferred tax assets	33,764	3,118	492	—	37,374
Prepaid expenses	8,773	2,191	451	—	11,415

Total current assets	468,380	102,067	19,730	(718)	589,459
Property, plant and equipment, net	377,957	222,446	54,053	—	654,456
Goodwill	—	181,197	48,336	—	229,533
Intangible assets, net	—	48,523	7,877	—	56,400
Intercompany receivable (payable)	306,262	(306,262)	—	—	—
Investment in subsidiary	242,948	87,657	—	(330,605)	—
Other assets, net	13,987	440	1,061	—	15,488

TOTAL ASSETS	$1,409,534	$336,068	$131,057	$(331,323)	$1,545,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$126,062	$46,572	$12,688	$(718)	$184,604
Current portion of long-term debt	—	—	760	—	760
Current liability for pensions and other postretirement employee benefits	9,749	—	—	—	9,749

Total current liabilities	135,811	46,572	13,448	(718)	195,113
Long-term debt, net of current portion	523,479	—	14,835	—	538,314
Liability for pensions and other postretirement employee benefits	187,116	—	—	—	187,116
Other long-term obligations	22,638	731	—	—	23,369
Accrued taxes	72,011	—	—	—	72,011
Deferred tax liabilities	130	45,817	15,117	—	61,064
Accumulated other comprehensive loss, net of tax	(98,352)	—	—	—	(98,352)
Stockholders’ equity excluding accumulated other comprehensive loss	566,701	242,948	87,657	(330,605)	566,701

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,409,534	$336,068	$131,057	$(331,323)	$1,545,336

Clearwater Paper Corporation

Condensed Consolidating Statement of Cash Flows

Nine months Ended September 30, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$26,024	$793	$(933)	$2,288	$28,172
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	34,074	18,882	4,152	—	57,108
Deferred tax expense (benefit)	20,595	(5,694)	(2,590)	—	12,311
Equity-based compensation expense	5,117	—	—	—	5,117
Employee benefit plans	6,252	—	—	—	6,252
Change in taxes receivable, net	6,722	(8,168)	1,239	(1,821)	(2,028)
Working capital changes, net	4,049	(40,225)	3,555	—	(32,621)
Funding of qualified pension plans	(9,800)	—	—	—	(9,800)
Change in restricted cash, net	(500)	3,637	1,292	—	4,429
Other, net	2,391	672	300	—	3,363

Net cash provided by (used in) operating activities	94,924	(30,103)	7,015	467	72,303

CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	41,094	—	—	—	41,094
Additions to plant and equipment	(74,958)	(11,639)	(654)	—	(87,251)

Net cash used for investing activities	(33,864)	(11,639)	(654)	—	(46,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in book overdrafts, net	3,557	—	—	—	3,557
Repayment of debt	—	—	(15,595)	—	(15,595)
Purchase of treasury stock	(10,003)	—	—	—	(10,003)
Investment (to) from Parent	(56,769)	38,551	18,685	(467)	—
Payment of employee restricted stock tax withholdings	(1,498)	—	—	—	(1,498)
Other, net	(617)	—	—	—	(617)

Net cash (used for) provided by financing activities	(65,330)	38,551	3,090	(467)	(24,156)

Effect of exchange rate changes	—	—	153	—	153

Increase (decrease) in cash	(4,270)	(3,191)	9,604	—	2,143
Balance at beginning of period	15,719	1,728	1,481	—	18,928

Balance at end of period	$11,449	$(1,463)	$11,085	$—	$21,071

NOTE 14 Subsequent Events

On October 26, 2011, we announced that we had entered into an agreement to sell our Lewiston, Idaho sawmill to Idaho Forest Group, or IFG, of Coeur d’Alene, Idaho. The transaction includes the sale of our sawmill, planer mill, dry kilns and related assets along with log and finished goods inventories and timber under contract, in the aggregate amount of approximately $30 million. We have also entered into a long-term residual fiber supply agreement with IFG, with the goal of receiving consistent supplies of chips and sawdust for our Lewiston pulp mill from IFG mills.

We expect to close the transaction in the fourth quarter of 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the pending sale of our sawmill and related assets, the integration of the former Cellu Tissue operations, the benefits of the acquisition of Cellu Tissue, our construction of additional converting and paper making capacity and the cost and timing to complete new facilities, future growth opportunities, the stock repurchase program, future revenues, cash flows, capital expenditures, tax rates, operating costs, manufacturing capability, liquidity, benefit plan funding levels, total selling, general and administrative costs in 2011, interest expenses, the tax treatment of the alternative fuels and cellulosic biofuels tax credits and the conversion of additional gallons of fuel from the Alternative Fuel Mixture Tax Credit to the Cellulosic Biofuel Producer Credit. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2010 Form 10-K, as well as the following:

•	an inability to successfully implement our expansion strategies;

•	difficulties with the integration process or the realization of the benefits expected from the acquisition of Cellu Tissue;

•	difficulties with completion, or significant delays in the construction of our new tissue manufacturing and converting facilities;

•	the Cellu Tissue operations may expose our operations to unidentified liabilities;

•	changes in the cost and availability of wood fiber used in the production of our products;

•	difficulties in closing or an inability to close the sale of our lumber mill or to achieve the expected benefits from the sale;

•	changes in freight costs and disruptions in transportation services;

•	changes in raw material costs and energy availability and costs;

•	changes in customer product preferences and competitors’ product offerings;

•	changes in the United States and international economies and in general economic conditions in the regions and industries in which we operate;

•	cyclical industry conditions;

•	the loss of business from any large customer;

•	competitive pricing pressures for our products;

•	reliance on a limited number of third-party suppliers for raw materials;

•	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits;

•	unforeseen environmental liabilities or expenditures;

•	unanticipated manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

•	changes in the relationship between supply and demand in the forest products industry, including the amount of available manufacturing capacity and wood fiber used in manufacturing our products;

•	changes in expenses and required contributions associated with our pension plans;

•	labor disruptions;

•	an inability to fund our debt obligations;

•	restrictions on our business from debt covenants and terms;

•	changes in laws, regulations or industry standards affecting our business; and

•	changes in exchange rates between the U.S. dollar and other currencies.

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

OVERVIEW

Background

We are principally engaged in the manufacturing and selling of pulp-based products. We currently manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, bleached paperboard, pulp and wood products at 15 manufacturing locations in the U.S. and Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchants and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. We also currently manufacture wood products, including quality cedar used for its attractive appearance, and lumber products for construction.

Recent Developments

Sale of Lewiston, Idaho Sawmill

On October 26, 2011, we announced that we had entered into an agreement to sell our Lewiston, Idaho sawmill to Idaho Forest Group, or IFG, of Coeur d’Alene, Idaho. The transaction includes the sale of our sawmill, planer mill, dry kilns and related assets along with log and finished goods inventories and timber under contract, in the aggregate amount of approximately $30 million. We have also entered into a long-term residual fiber supply agreement with IFG, with the goal of receiving consistent supplies of chips and sawdust for our Lewiston pulp mill from IFG mills.

We expect to close the transaction in the fourth quarter of 2011.

Two-for-One Stock Split and Stock Repurchase Program

On July 28, 2011, we announced that our Board of Directors had declared a two-for-one stock split of our outstanding shares of common stock, which was effected in the form of a stock dividend distributed on August 26, 2011 to shareholders of record on August 12, 2011. On the August 26, 2011 distribution date, there were 11,373,460 shares of common stock outstanding. Immediately following the distribution date, there were 22,746,920 outstanding shares of common stock.

Also on July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $30 million of our common stock. Under our stock repurchase program, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors. During the quarter ended September 30, 2011, we repurchased 291,600 shares of our outstanding common stock at an average price of $34.30 per share.

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

Status of Shelby, North Carolina Expansion

In 2010 we began construction of new tissue manufacturing and converting facilities in Shelby, North Carolina as part of our plans to expand our Consumer Products segment in the Eastern United States. This site will include a through-air-dried, or TAD, paper machine and is currently expected to have seven converting lines capable of producing ultra grades of private label tissue products. The first two converting production lines became operational during the second quarter of 2011. For the full year 2011, excluding startup costs, we estimate these first two converting lines will contribute approximately $1.7 million to our operating income, which includes approximately $1.6 million of estimated depreciation.

We estimate the project will cost approximately $260 - $280 million. As of September 30, 2011, we have incurred a total of $73.5 million in project costs, of which $14.4 million and $54.6 million were incurred for the three and nine months ended September 30, 2011, respectively. We expect to incur approximately $43.7 million during the fourth quarter of 2011, with substantially all remaining amounts to be spent in 2012.

We contracted with Metso Paper USA to construct the TAD paper machine for our Shelby facility. Metso Paper notified us that a competing third party tissue manufacturer filed a lawsuit against Metso Paper, which is now pending in federal court in South Carolina, to enjoin Metso Paper from delivering a TAD paper machine to Clearwater Paper based on the terms of an agreement between Metso Paper and such third party. We were not named as a party to this litigation. Metso Paper has advised us that the claims against it should not affect the delivery of our TAD paper machine and that construction and delivery of our paper machine remains on schedule in accordance with our agreement with Metso Paper. We do not expect this litigation to interfere with or delay the start-up of our TAD paper machine at Shelby.

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

Operating Costs

	Three Months Ended September 30,
(Dollars in thousands)	2011		2010
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Wood fiber[1]	$127,916	28.5%	$75,541	24.9%
Chemicals	43,931	9.8	34,198	11.3
Transportation	37,438	8.3	30,698	10.1
Energy	33,412	7.4	23,223	7.7
Maintenance and repairs[2]	23,767	5.3	19,744	6.5

[1]	Excluding intersegment amounts.
[2]	Excluding related labor costs.

	Nine Months Ended September 30,
(Dollars in thousands)	2011		2010
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Wood fiber[1]	$380,249	29.3%	$227,425	25.5%
Chemicals	126,817	9.8	97,569	10.9
Transportation	108,279	8.3	87,713	9.8
Energy	98,872	7.6	69,127	7.8
Maintenance and repairs[2]	74,974	5.8	65,918	7.4

[1]	Excluding intersegment amounts.
[2]	Excluding related labor costs.

Wood fiber. Our most significant operating cost is wood fiber, including pulp, logs, wood chips and sawdust, needed to supply our manufacturing facilities. Our Consumer Products segment sources a portion of its pulp supply from our Pulp and Paperboard segment, with the remainder purchased from external suppliers. For the three and nine months ended September 30, 2011, total wood fiber costs were 3.6 and 3.8 percentage points higher, respectively, as a percentage of cost of sales compared to the same periods from the prior year.

Chemicals. We consume a significant amount of chemicals in the production of our products. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. However, many of these contracts have pricing mechanisms that adjust with published price indices. In addition, many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are impacted by petroleum prices.

Transportation. Petroleum prices are also a large part of our cost structure and, therefore, high fuel prices result in increased transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Rising fuel prices particularly affect our margins for consumer products because we supply customers throughout the United States, and we transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Lower costs as a percentage of cost of sales in the 2011 period compared to the 2010 period are related to a lower transportation cost structure resulting from our ability to supply Midwest and East Coast customers that are located closer to the former Cellu Tissue facilities. However, general transportation costs have increased on an aggregate basis in 2011 due primarily to increased shipments and higher oil prices.

Energy. We use energy in the form of electricity, hog fuel, steam, natural gas and, to a much lesser extent, coal. Energy prices have fluctuated widely over the past decade. We have taken steps to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements, although as of September 30, 2011 we had no firm-price contracts in place. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.

Major equipment maintenance and repair in our Pulp and Paperboard segment also requires maintenance shutdowns generally lasting up to one week per year at our Idaho facility and up to one week approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. In March 2011, we had machine downtime of seven days at our Idaho pulp and paperboard mill due to scheduled major maintenance costing $11.4 million. In September 2011, we had additional scheduled major maintenance and repair costs of $3.1 million at the same mill.

In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, to improve safety and to comply with environmental laws. Excluding $14.4 million and $54.6 million, respectively, of cash expenditures for our North Carolina expansion during the three and nine months ended September 30, 2011, we spent $8.6 million and $32.7 million, respectively, on capital expenditures during the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, excluding cash expenditures for our North Carolina expansion of $2.9 million and $7.0 million, respectively, we spent $4.7 million and $16.1 million on capital expenditures. Capital expenditures for 2011 in the aggregate are expected to be between approximately $140.0 million and $150.0 million, which range includes an estimated $98.3 million associated with our North Carolina expansion.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. Our total selling, general and administrative costs are higher compared to 2010 as a result of our integration of Cellu Tissue into our administrative functions.

Interest expense

Interest expense is mostly comprised of interest on our $375.0 million aggregate principal amount 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes, our $150.0 million aggregate principal amount of 10.625% senior notes due 2016 issued in June 2009, which we refer to as the 2009 Notes, and any outstanding amounts under our revolving credit facility. As part of our acquisition of Cellu Tissue, we also assumed $15.6 million of industrial revenue bonds, or IRBs, associated with the facility in Ladysmith, Wisconsin. During the third quarter of 2011, we redeemed the remaining principal balance of the outstanding IRBs. Interest expense also includes amortization of deferred finance costs associated with our 2009 Notes, 2010 Notes, IRBs and credit facility. Gross interest expense in 2011 has increased significantly compared to 2010 as a result of interest expense on the 2010 Notes issued in October 2010, as well as interest expense associated with a capital lease for the building housing our Shelby converting operations. Interest expense will be partially offset by the capitalization of interest during the construction phase of our North Carolina papermaking and converting facilities, which we estimate will be $19 million over the construction phase of the project, including $4 million in 2011.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth data included in our Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended September 30,
(Dollars in thousands)	2011		2010
Net sales	$501,125	100.0%	$352,927	100.0%
Costs and expenses:
Cost of sales	(448,927)	89.6	(303,542)	86.0
Selling, general and administrative expenses	(26,815)	5.4	(20,886)	5.9

Total operating costs and expenses	(475,742)	94.9	(324,428)	91.9

Income from operations	25,383	5.1	28,499	8.1
Interest expense, net	(12,100)	2.4	(3,819)	1.1
Other, net	1,290	0.3	—	—

Earnings before income taxes	14,573	2.9	24,680	7.0
Income tax provision	(5,928)	1.2	(9,692)	2.7

Net earnings	$8,645	1.7	$14,988	4.3

Net sales— We experienced significantly higher shipments in the three months ended September 30, 2011 compared to the same period in 2010, due primarily to tissue and other consumer products produced by the Cellu

Tissue operations, as well as increased external shipments of pulp. We also realized higher net selling prices for our paperboard in the third quarter of 2011 compared to the same period in 2010. These increases were partially offset by lower net selling prices for consumer products resulting from the addition of a broader range of products produced by the Cellu Tissue facilities. Including the Cellu Tissue operations on a pro forma basis for the 2010 periods, the net selling prices were higher for consumer products in the third quarter of 2011 compared to the prior year period. These items are discussed further below under “Business Segment Discussion.”

Cost of sales— Cost of sales was 89.6% of net sales for the quarter ended September 30, 2011 and 86.0% of net sales for the same period in 2010. The $145.4 million increase in cost of sales was due primarily to higher overall costs related to the inclusion of Cellu Tissue operations for the 2011 period, as well as integration costs related to the Cellu Tissue acquisition. In addition, cost of sales were higher in the three months ended September 30, 2011, due to wage and benefit costs associated with our Shelby expansion, as well as higher costs for packaging supplies, transportation due to higher oil prices, and chemicals.

Selling, general and administrative expenses— Selling, general and administrative expenses decreased 0.5 percentage points as a percentage of sales for the third quarter of 2011, compared to the same period in 2010. The $5.9 million increase over the prior year period was primarily attributable to integration and higher administration expenses associated with the Cellu Tissue acquisition.

Interest expense— Interest expense increased $8.3 million in the third quarter of 2011 compared to the same period in 2010. The increase was largely due to interest on the 2010 Notes issued in October 2010, partially offset by capitalized interest of $0.8 million in the third quarter of 2011 associated with the construction of our North Carolina converting and manufacturing facilities.

Other, net— Other, net consists of foreign exchange currency gains of $1.3 million relating to the fluctuation in the Canadian currency during the three months ended September 30, 2011.

Income tax expense— Our estimated annual effective tax rate for 2011 is 34.2%, compared with 34.8% for the comparable interim period in 2010. The actual rate for the three months ended September 30, 2011 was 40.7%, compared to a rate of 39.3% for the same period of 2010. The higher actual rates were the result of the net impact of reporting discrete items, primarily relating to interest accrued on uncertain tax positions and adjustments to tax expense resulting from income tax return filings, in each reporting period totaling net expense of approximately $1.3 million and $1.1 million, respectively.

Business Segment Discussion

We are organized into two reportable operating segments: Consumer Products and Pulp and Paperboard. Prior to January 1, 2011, intersegment pulp transfers from our Pulp and Paperboard segment to our Consumer Products segment were recorded as net sales for the Pulp and Paperboard segment at prevailing market prices and eliminated, on a consolidated basis, to reconcile the segments’ total net sales to our consolidated net sales. Commencing January 1, 2011, rather than recording the intersegment transfer of pulp through net sales, the costs of pulp are transferred from the Pulp and Paperboard segment to the Consumer Products segment. As a result, there are no eliminations required to reconcile our total consolidated net sales to the segments’ total net sales. In order to facilitate comparability with the 2010 period, the operating results for the three months and nine months ended September 30, 2010 have been recast to reflect the revised cost transfer methodology.

Consumer Products

	Three Months Ended September 30,
(Dollars in thousands)	2011	2010
Net sales	$285,237	$143,938
Operating income	7,075	17,891
Percent of net sales	2.5%	12.4%

Our Consumer Products segment reported a $141.3 million, or 98.2%, increase in net sales, and a $10.8 million decrease in operating income, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase in net sales was primarily due to the addition of sales from the Cellu Tissue operations, which contributed to a 143.6% increase in shipment volumes, partially offset by 18.7% lower net selling prices.

The decrease in net selling prices is a result of the addition of the Cellu Tissue products and the resulting change in the mix of tissue grades sold. Compared to our legacy Consumer Products operations, the Cellu Tissue facilities produce a broader range of products and some tissue grades that sell at lower price points than the tissue products produced by the legacy Clearwater Paper facilities. The decrease in operating income was primarily due to higher wage and benefit costs associated with our Shelby expansion and integration costs related to the acquisition of Cellu Tissue. In addition, costs were higher for transportation due to higher oil prices, packaging materials, chemicals, and depreciation and amortization resulting from the Cellu Tissue acquisition, and repair and maintenance expenses associated with the Cellu Tissue facilities.

Pulp and Paperboard

	Three Months Ended September 30,
(Dollars in thousands)	2011	2010
Net sales	$215,888	$208,989
Operating income	26,266	21,073
Percent of net sales	12.2%	10.1%

Net sales for the Pulp and Paperboard segment were $6.9 million, or 3.3% higher in the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase in net sales over 2010 was largely due to an increase of 2.4% in paperboard prices and a 28.3% increase in external pulp shipments.

Operating income increased $5.2 million in the three months ended September 30, 2011 compared to the same period in 2010. The increase was largely attributable to higher net selling prices for paperboard and lower wood fiber costs, which were partially offset by higher chemical costs.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth data included in our Condensed Consolidated Statements of Operations as a percentage of net sales.

	Nine Months Ended September 30,
(Dollars in thousands)	2011		2010
Net sales	$1,461,582	100.0%	$1,027,408	100.0%
Costs and expenses:
Cost of sales	(1,297,205)	88.8	(891,921)	86.8
Selling, general and administrative expenses	(81,655)	5.6	(59,124)	5.8

Total operating costs and expenses	(1,378,860)	94.3	(951,045)	92.6

Income from operations	82,722	5.7	76,363	7.4
Interest expense, net	(34,425)	2.4	(12,236)	1.2
Other, net	585	0.0	—	—

Earnings before income taxes	48,882	3.3	64,127	6.2
Income tax provision	(20,710)	1.4	(28,113)	2.7

Net earnings	$28,172	1.9	$36,014	3.5

Net sales—We experienced significantly higher shipments in the nine months ended September 30, 2011 compared to the same period in 2010, due primarily to tissue and other consumer products produced by the Cellu Tissue operations. We also realized higher net selling prices for our paperboard in the nine months ended September 30, 2011 compared to the same period in 2010. These increases were partially offset by lower net selling prices for consumer products. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 88.8% of net sales for the nine months ended September 30, 2011, and 86.8% of net sales for the same period in 2010. The $405.3 million increase in the 2011 period compared to 2010 was primarily due to higher overall costs related to the inclusion of Cellu Tissue in the 2011 period, as well as higher integration costs associated with the Cellu Tissue acquisition. In addition, cost of sales were higher in the nine months ended September 30, 2011, due to wage and benefit costs associated with our Shelby expansion, higher costs for packaging supplies, transportation due to higher oil prices, pulp and chemicals, and retroactive pay related to labor contracts.

Selling, general and administrative expenses— Selling, general and administrative expenses were slightly lower as a percentage of sales for the nine months ended September 30, 2011, compared to the same period in 2010. The $22.5 million increase in expense in the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to integration and higher administration expenses associated with the acquisition of Cellu Tissue.

Interest expense—Interest expense increased $22.2 million in the nine months ended September 30, 2011 compared to the same period in 2010. The increase was largely due to interest on the 2010 Notes, partially offset by capitalized interest of $2.3 million associated with the construction of our North Carolina converting and manufacturing facilities.

Income tax expense—The actual effective tax rates were 42.4% and 43.8% for the nine months ended September 30, 2011 and 2010, respectively. The higher actual rates were the result of the net impact of reporting discrete items in each reporting period totaling net expense of approximately $4.0 million and $5.8 million, respectively. The net discrete expense in 2011 primarily related to interest accrued on uncertain tax positions, as well as an increase to tax expense based on evaluating our state tax structure as Cellu Tissue is integrated with the Company’s operations, for which there is no comparable impact in 2010. In addition to interest accrued on uncertain tax positions, the net discrete expense in 2010 primarily related to the passage of the Patient Protection and Affordable Care Act on March 23, 2010, which required us to reverse $4.4 million of deferred tax assets relating to the elimination of an income tax deduction for prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy beginning in January 2013, for which there is no comparable impact in 2011.

Business Segment Discussion

Consumer Products

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Net sales	$823,607	$427,134
Operating income	27,758	69,521
Percent of net sales	3.4%	16.3%

Our Consumer Products segment reported a $396.5 million, or 92.8%, increase in net sales and a $41.8 million decrease in operating income for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in net sales was primarily due to the addition of sales from the Cellu Tissue operations, which contributed to a 140.7% increase in shipment volumes, partially offset by 19.9% lower net selling prices. The decrease in net selling prices is a result of the addition of the Cellu Tissue products and the resulting change in the mix of tissue grades sold.

The decrease in operating income was primarily due to higher wage and benefit costs associated with our Shelby expansion, relocation and severance costs associated with the acquisition of Cellu Tissue, and retroactive pay related to labor contracts. In addition, costs were higher for packaging supplies, transportation due to higher oil prices, depreciation and amortization resulting from the Cellu Tissue acquisition, and repair and maintenance expenses associated with the Cellu Tissue facilities. Lower pulp costs partially offset the unfavorable comparisons.

Pulp and Paperboard

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Net sales	$637,975	$600,274
Operating income	76,370	35,816
Percent of net sales	12.0%	6.0%

Net sales for the Pulp and Paperboard segment were $37.7 million, or 6.3%, higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in net sales over 2010 was largely due to an increase of 8.1% in paperboard prices and increases in wood products shipments. These increases were partially offset by an 8.1% decrease in external pulp shipments due primarily to increased internal usage, as well as a slight decrease in paperboard shipments.

Operating income increased $40.6 million in the nine months ended September 30, 2011 compared to the same period in 2010. The increase was largely attributable to higher net selling prices for paperboard and lower maintenance, purchased paper and wood fiber costs, all of which were partially offset by higher chemical costs.

EARNINGS BEFORE INTEREST, TAX, DEPRECIATION AND AMORTIZATION (EBITDA)

We use earnings before interest, tax, depreciation and amortization, or EBITDA, and EBITDA adjusted for certain items, or Adjusted EBITDA, as supplemental performance measures that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net earnings, operating income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or measures of our liquidity or profitability. In addition, our calculations of EBITDA and Adjusted EBITDA may or may not be comparable to similarly titled measures of other companies.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net earnings	$8,645	$14,988	$28,172	$36,014
Interest expense, net of interest income	12,100	3,819	34,425	12,236
Income tax provision	5,928	9,692	20,710	28,113
Depreciation and amortization expense	19,569	11,780	57,108	35,507

EBITDA	46,242	40,279	140,415	111,870

Cellu Tissue acquisition related expenses	—	3,106	—	3,106

Adjusted EBITDA	$46,242	$43,385	$140,415	$114,976

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the nine months ended September 30, 2011 and 2010.

Cash Flows Summary

(Dollars in thousands)	2011	2010
Net cash provided by operating activities	$72,303	$189,754
Net cash used for investing activities	(46,157)	(170,183)
Net cash used for financing activities	(24,156)	(888)
Effect of exchange rate changes	153	—

Increase in cash	$2,143	$18,683

Net cash provided by operating activities decreased $117.5 million for the nine months ended September 30, 2011, compared to the same period in 2010. The decrease between the periods was mostly attributable to the cash receipt of $101.3 million during the 2010 period from the Federal Government primarily related to the Alternative Fuel Mixture Tax Credit claimed in 2009 and a $32.6 million increase in working capital in the first nine months of 2011. These decreases were offset by higher earnings, after adjusting for noncash items, during the 2011 period.

We used less cash for investing activities in the first nine months of 2011, compared to the same period in 2010. This was largely due to an increase in cash for transfers of $41.1 million from our short-term investments in the 2011 period, which were more than offset by outflows for capital expenditures of $87.3 million. This compared to a decrease in cash for transfers which increased short-term investments by $147.1 million in the 2010 period, plus outflows for capital expenditures of $23.1 million. The increased capital expenditures in 2011 were primarily related to the cash outlays associated with our new converting and manufacturing facilities in North Carolina and capital improvement projects at Cellu Tissue facilities.

Net cash used for financing activities was $24.2 million for the nine months ended September 30, 2011, compared with $0.9 million of cash used for financing activities during the same period in 2010. Cash used for financing activities in the nine months ended September 30, 2011 primarily consisted of the redemption of the remaining $15.2 million principal amount of outstanding IRBs, and the repurchase of $10.0 million of our common stock pursuant to our stock repurchase program.

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

We cannot be certain, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under the revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we make substantial capital expenditures or consummate an acquisition, our debt service requirements could increase. We may be required to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of September 30, 2011, our short-term investments were not restricted and were largely invested in demand deposits.

Debt Arrangements

During the third quarter of 2011, we redeemed the remaining $15.2 million principal amount of outstanding IRBs. Our expected debt service obligation, consisting of cash payments for interest related to our 2009 Notes and 2010 Notes, is estimated to be $21.3 million for the fourth quarter of 2011 and $42.7 million for 2012.

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

Credit Arrangements

As of September 30, 2011, there were no borrowings outstanding under our revolving credit facility, and approximately $8.4 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 1.75% and 2.25% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.25% and 0.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last fiscal quarter. As of September 30, 2011, we would have been permitted to draw $116.6 million under the credit facility and were eligible to borrow under the credit facility at LIBOR plus 2.25%.

CONTRACTUAL OBLIGATIONS

As of September 30, 2011, there were no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of September 30, 2011, there were no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

See Note 2 “Recently Adopted and New Accounting Standards” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks on financial instruments includes interest rate risk on our revolving credit facility. As of September 30, 2011, there were no borrowings outstanding under that facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate from time to time through the use of firm-price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of September 30, 2011, we had no firm-price contracts for natural gas.

We are also subject to commodity price risk associated with pulp costs and take advantage of spot prices on pulp to minimize market risk arising from changes in pulp costs. We have agreements with pulp vendors to purchase pulp at market-based prices over the next year covering approximately 32% of our current expected pulp needs.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2011. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

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

With the exception of the item below, there are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010, entitled “Risk Factors.”

The expansion of our business through the construction of new paper making and converting facilities may not proceed as anticipated.

Our long-term growth strategy involves expanding our Consumer Products segment in both size and geographic reach. In connection with this strategy, we are building a new TAD paper machine and converting facilities in Shelby, North Carolina. Building new, or acquiring and modifying existing, manufacturing facilities entails numerous risks, including difficulties in completing such projects on time due to construction and permitting issues, financing the project, completing the project within budget and integrating new operations and personnel. For example, the facilities under construction in Shelby, North Carolina, are highly complex and costly and the paper machine can be manufactured by only a few companies in the world. As a result, the purchase and installation of this paper machine would be delayed in the event the manufacturer is not able to meet our timelines as a result of manufacturing delays or other factors, and we do not expect that we would be able to find a replacement without significant additional cost and delay. Significant delays in the completion of the Shelby facility could also divert management’s attention from other business concerns.

We contracted with Metso Paper USA to construct the TAD paper machine for our Shelby facility. Metso Paper notified us that a competing third party tissue manufacturer filed a lawsuit against Metso Paper, which is now pending in federal court in South Carolina, to enjoin Metso Paper from delivering a TAD paper machine to Clearwater Paper based on the terms of an agreement between Metso Paper and such third party. We were not named as a party to this litigation. Metso Paper has advised us that the claims against it should not affect the delivery of our TAD paper machine and that construction and delivery of our paper machine remains on schedule in accordance with our agreement with Metso Paper. We do not expect this litigation to interfere with or delay the start-up of our TAD paper machine at Shelby.

ITEM 2.	Unregistered Sales of Equity Securities and Uses of Proceeds

(C) Issuer Purchases of Equity Securities

The following table provides information about share repurchases that we made during the three months ended September 30, 2011 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2011 to July 31, 2011	—	$—	—	$30,000
August 1, 2011 to August 31, 2011	291,600	$34.30	291,600	$19,997
September 1, 2011 to September 30, 2011	—	$—	—	$19,997

Total	291,600	$34.30	291,600

(1)

On July 28, 2011, we announced a stock repurchase program approved by our Board of Directors authorizing the company to purchase up to $30 million in shares of our common stock. Under our stock repurchase program, which does not have an expiration date, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors. During the quarter ended September 30, 2011, we repurchased 291,600 shares of our outstanding common stock at an average price of $34.30 per share under this share repurchase program. As of September 30, 2011, approximately $20.0 million of the authorization remains.

ITEM 6.	Exhibits

The exhibit index is located on page 34 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: November 4, 2011	By	/s/ LINDA K. MASSMAN
Linda K. Massman
President, Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer; Principal Financial Officer)

Date: November 4, 2011	By	/s/ JOHNATHAN D. HUNTER
Johnathan D. Hunter
Corporate Controller
(Duly Authorized Officer; Principal Accounting Officer)

CLEARWATER PAPER CORPORATION

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
4.1*	Indenture, dated as of October 22, 2010, between Clearwater Paper Corporation (the “Registrant”) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission (the “Commission”) on October 27, 2010).

4.2*	Form of 7 1/8% Senior Notes due 2018 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on October 27, 2010).

4.3	The Registrant undertakes to furnish to the Commission, upon request, any instrument defining the rights of holders of long-term debt.

10.1	Amendment No. 2 to Clearwater Paper Corporation 2008 Stock Incentive Plan.

10.2	Fifth Amendment to Loan and Security Agreement, dated as of July 27, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Registrant.

10.3*	Sixth Amendment to Loan and Security Agreement, dated as of September 28, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on September 30, 2011).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Comprehensive Income and (v) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference.