Form 10-K
period 2011-12-31
Clearwater Paper Corp
filed 2012-02-24
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-34146

CLEARWATER PAPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3594554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 W. Riverside Avenue, Suite 1100
Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 344-5900

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock ($0.00005 par value per share)	New York Stock Exchange

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of June 30, 2011 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $782.5 million. Shares of common stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 10th, 2012, 22,831,506 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed on or about March 26, 2012, with the Securities and Exchange Commission in connection with the registrant’s 2012 annual meeting of stockholders are incorporated by reference in Part III hereof.

CLEARWATER PAPER CORPORATION

Part I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Our disclosure and analysis in this report and in our Annual Report to Shareholders contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our long-term strategy for the company and our operating divisions, integration of, and cost synergies associated with the Cellu Tissue Holdings Inc., or Cellu Tissue, operations, our use of internally produced pulp, our construction of additional converting and paper making capacity, including the through-air-dried, or TAD, paper machine at our Shelby, North Carolina facilities, the cost and timing to complete new facilities, tax rates, scheduled down time at our facilities, future growth opportunities, future revenues, cash flows, capital expenditures, energy costs, chemical and transportation costs, wood fiber supply and costs, manufacturing output, liquidity, debt service obligations, the payment of dividends, benefit plan funding levels, the effect of recent accounting standards on our financial condition and results of operations and the tax treatment of the alternative fuels and cellulosic biofuels tax credits. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, including the following:

¡	difficulties with the integration process or the realization of the benefits expected from the acquisition of Cellu Tissue;

¡	difficulties with completion, or significant delays in the construction of, our new tissue manufacturing and converting facilities, including the completion of our new TAD paper machine;

¡	changes in the cost and availability of wood fiber used in the production of our products;

¡	changes in freight costs and disruptions in transportation services;

¡	changes in raw material and energy costs and availability;

¡	the loss of business from any large customer;

¡	changes in customer product preferences and competitors’ product offerings;

¡	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits;

¡	labor disruptions;

¡	changes in the United States and international economies and in general economic conditions in the regions and industries in which we operate;

¡	changes in expenses and required contributions associated with our pension plans;

¡	cyclical industry conditions;

¡	competitive pricing pressures for our products;

¡	changes in exchange rates between the U.S. dollar and other currencies;

¡	reliance on a limited number of third-party suppliers for raw materials;

¡	an inability to successfully implement our expansion strategies;

¡	unforeseen environmental liabilities or expenditures;

¡	unanticipated manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

•	an inability to fund our debt obligations;

•	restrictions on our business from debt covenants and terms; and

•	changes in laws, regulations or industry standards affecting our business.

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s view to reflect events or circumstances occurring after the date of this report. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission, or SEC.

ITEM 1.
Business

GENERAL

Clearwater Paper Corporation manufactures quality consumer tissue, away-from-home tissue, or AFH, parent roll tissue, machine-glazed tissue, foam, bleached paperboard, and pulp at 15 manufacturing locations in the U.S. and Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. Our products primarily utilize pulp made from wood fiber. Other major cost categories include chemicals, transportation, energy and costs associated with our manufacturing facilities.

History

Excluding the businesses of Cellu Tissue Holdings Inc., or Cellu Tissue, our businesses were owned directly or indirectly by Potlatch Corporation, which we refer to in this report as Potlatch, until our spin-off on December 16, 2008, which we refer to in this report as the “spin-off.” In the spin-off, Potlatch distributed 100% of the issued and outstanding shares of our common stock to the holders of Potlatch common stock.

Unless the context otherwise requires or otherwise indicates, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the company” and “us” refer:

¡	for all periods prior to the spin-off, to the Consumer Products and Pulp and Paperboard businesses separated from Potlatch in the spin-off; and

¡	for all periods following the spin-off, to Clearwater Paper Corporation and its subsidiaries.

On December 27, 2010, we acquired Cellu Tissue. Cellu Tissue was a tissue manufacturing and converting operation whose customers included consumer retailers and AFH distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue, foam and machine-glazed tissue sectors. Cellu Tissue sold product as finished cases and parent rolls (non-converted tissue product).

Through the Cellu Tissue acquisition we gained ten strategically located manufacturing and converting facilities in Connecticut, Georgia, Michigan, Mississippi, New York, Oklahoma, Wisconsin and Ontario, Canada. Five of these facilities manufacture parent rolls for internal conversion and external parent roll sales, three of these facilities produce converted tissue products and two facilities are integrated parent roll manufacturing and converting sites.

Strategy

Our long-term strategy is to grow the size and scope of our Consumer Products Business. In the near term, our focus is on maximizing the strategic and financial benefits of the Cellu Tissue acquisition and our construction of new through-air-dried, or TAD, tissue manufacturing and converting facilities in Shelby, North Carolina. We also plan to continue optimizing the operating efficiencies and cost effectiveness of our premium bleached paperboard production.

¡

Grow Our Consumer Products Business. Our strategy is to grow within the private label tissue market. As part of this strategy, in 2010 we expanded our tissue manufacturing footprint and began construction of additional converting and papermaking capacity. Our ongoing construction of new TAD manufacturing and converting facilities in North Carolina will enable us to offer our existing and new customers competitive products in the highest quality tissue market segment. The Cellu Tissue acquisition, which provides us a national manufacturing footprint, will enable us to better and more cost effectively serve a diverse customer base.

¡

Optimize our Pulp and Paperboard Business. We intend to continue improving our product quality and the mix of paperboard customers. We also plan to be a low cost provider of high quality paperboard by continuing to improve the efficiency of our operations and continuing to manage the cost of raw materials and energy. We will continue to invest in opportunities with the goal to optimize our manufacturing processes and reduce our overall operating expenses.

ORGANIZATION

Our businesses are organized into two operating segments: Consumer Products and Pulp and Paperboard. Additional information relating to the amounts of net sales, operating income, depreciation and amortization, identifiable assets and capital expenditures attributable to each of our operating segments for 2009-2011, as well as geographic information regarding our net sales, is set forth in Note 17 to our consolidated financial statements included in Item 8 of Part II of this report.

Consumer Products Segment

Our Consumer Products segment manufactures and markets consumer private label tissue products in each tissue category, including bathroom tissue, household paper towels, napkins and facial tissue. We also manufacture AFH products, machine-glazed tissue, parent rolls for external sales and foam products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand-like quality to our consumer products customers. In 2011, our Consumer Products segment had net sales of $1.1 billion. A description of our Consumer Products segment facilities is included under Part I, Item 2 of this report.

Tissue Industry Overview

Consumer Tissue Products. The U.S. tissue market can be divided into two market segments: the at-home or consumer retail purchase segment, which represents approximately two-thirds of U.S. tissue sales; and the AFH segment, which represents the remainder of U.S. tissue market sales and includes locations such as airports, restaurants, hotels and office buildings.

The U.S. at-home tissue segment consists of bath, towel, facial and napkin products segments. Each category is further distinguished according to quality segments: ultra, premium, value and economy. As a result of process improvements and consumer preferences, the majority of at-home tissue sold in the U.S. is ultra and premium quality.

At-home tissue producers are comprised of companies that manufacture branded tissue products, private label tissue products, or both. Branded tissue suppliers manufacture, market and sell tissue products under their own nationally branded labels. Private label tissue producers sell tissue products to retailers to sell as their store brand.

In the U.S., at-home tissue is primarily sold through grocery stores, mass merchants, warehouse clubs, drug stores and dollar stores. Tissue has historically been one of the strongest segments of the paper and forest products industry due to its steady demand growth and the absence of severe supply imbalances that occur in a number of other paper segments. In addition to economic and demographic drivers, tissue demand is affected by product innovations and shifts in distribution channels.

Machine-Glazed Tissue. Machine-glazed tissue has a glazed coating and, in some cases, other moisture and grease-resistant coatings. Machine-glazed tissue is converted into products such as fast food and commercial food wrappers, gum wrappers, coffee filters, cigarette pack liner paper, wax paper and butter wraps.

Our Consumer Products Business

Our Consumer Products segment manufactures and sells a complete line of at-home products in each tissue category. In bathroom tissue, the majority of our sales are high quality two-ply ultra and premium products. In household paper towels, we produce and sell high-end ultra quality TAD towels as well as premium and value towels. In the facial category, we sell ultra-lotion three-ply and a complete line of two-ply premium products as well as value and economy facial tissue. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. Recycled fiber value grade products are also available to customers who wish to further diversify their product portfolio. We compete primarily in the at-home portion of the U.S. tissue market, which made up approximately 69% of our Consumer Products segment sales in 2011.

We manufacture and sell a line of AFH products to customers with commercial and industrial tissue needs. Products include conventional one- and two-ply bath tissue, two-ply paper towels, hard wound towels and dispenser napkins.

Tissue parent rolls that we manufacture but do not convert are sold to third-party converters or brokers, after being manufactured to their requested specifications, for use in various end products, including bath and facial tissue, paper towels, napkins and absorbent products used to produce liners for diapers, feminine care products, surgical waddings and other medical and sanitary disposable products.

We also manufacture and sell machine-glazed tissue and foam products. Machine-glazed tissue is sold in a variety of weights, widths and surface characteristics. We sell machine-glazed tissue parent rolls to third-party converters of a variety of products. We also convert a limited amount of our machine-glazed tissue parent rolls into wax paper products for retail food wrappers. Additionally, we manufacture foam products that primarily consist of foam plates.

Our consumer products are manufactured on 20 paper machines in our facilities located throughout the United States and in Ontario, Canada. Parent rolls from these paper machines are then converted and packaged at designated converting facilities located across the United States. In addition to conventional paper making capabilities, two of our paper machines, located in Las Vegas, Nevada, and St. Catharines, Ontario, produce TAD tissue that we convert into national brand equivalent, ultra quality paper towels. We are constructing a third TAD tissue machine in North Carolina that we expect to complete in the fourth quarter of 2012. In addition, we are reconfiguring the Las Vegas TAD machine to produce both ultra quality bath tissue and paper towels.

We are a significant producer of private label household tissue products in the United States. In 2011, we sold approximately 61% of the total private label tissue products sold in grocery stores in the United States. In the 11 western states, we sold approximately 96% of the total private label tissue products sold in grocery stores in 2011. We compete with at least three other companies that are much larger than us who sell national brand tissue products, as well as commercial, industrial and private label products. We also compete with other companies that sell commercial, industrial, private label and regional brand products. Our household tissue products are packaged to order for retail chains, wholesalers and cooperative buying organizations throughout the United States and, to a lesser extent, Canada. These products are sold to consumers under the retailer’s store brand. Although we believe we have strong long-term relationships with our grocery chain customers, including national grocery store chains, and have successfully integrated ourselves within their strategic decision making processes, the loss of one or more of the national grocery customers would have a material adverse effect upon the operating results of our Consumer Products segment. The average tenure of our top ten Consumer Products segment customers in 2011 was approximately 20 years.

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

Pulp and Paperboard Segment

Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of solid bleach sulfate paperboard, or SBS. This segment also produces softwood market pulp, which is used as the basis for many paper products, and slush pulp, which it supplies to our Consumer Products segment. In 2011, our Pulp and Paperboard segment had net sales of $835.8 million. A description of our pulp and paperboard facilities is included under Item 2 of Part I of this report.

Pulp and Paperboard Industry Overview

SBS is a premium paperboard grade that is most frequently used to produce folding cartons, liquid packaging, cups and plates as well as commercial printing items. SBS is used to make these products because it is manufactured using virgin fiber produced in a kraft bleaching process, which results in superior stiffness, cleanliness, brightness and consistency. SBS is often coated with a clay surface in order to provide superior surface printing qualities. SBS can also be coated with a plastic film to provide a moisture barrier for some uses.

In general, the process of making paperboard begins by chemically cooking wood chips and sawdust to make pulp. The pulp is bleached to provide a white, bright pulp, which is formed using paperboard machines. Bleached pulp that is to be used as market pulp is dried and baled on a pulp drying machine, bypassing paperboard machines. The various grades of paperboard may be coated with starch and clay, and are wound into rolls for shipment to customers for converting to final end uses. Liquid packaging and cup stock grades are often coated with polyethylene, a plastic coating, in a separate operation to create a barrier that is water resistant and durable.

Folding Carton Segment. Folding carton is the largest portion of the SBS category of the U.S. paperboard industry at approximately 42%. Within the folding carton segment there are varying qualities of SBS. The high end of the folding carton category in general requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. SBS is also used in the packaging of frozen foods, beverages and baked goods.

Liquid Packaging and Cup Segment. SBS liquid packaging is primarily used in the United States for the packaging of juices. In Japan and other Asian countries, SBS liquid packaging is primarily used for the packaging of milk, juices and other liquid items. The cup segment of the market consists primarily of cold and hot drink cups, and round food packaging. The hot and cold cups are primarily used to serve beverages in quick-service restaurants, while round food containers are often used for packaging premium ice-cream and dry food products.

Commercial Printing Segment. Commercial printing applications use light-weight bleached bristols, which are heavyweight paper grades, to produce postcards, signage, and sales literature. Bristols can be clay coated on one-side or two-sides for applications such as brochures, presentation folders and paperback book covers. The customers in this segment are accustomed to high-quality paper grades, which possess superior printability and brightness compared to most paperboard grades.

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

Our Pulp and Paperboard Business

Our Pulp and Paperboard segment operates facilities in Idaho, which has two paperboard machines, and Arkansas, which has one paperboard machine. As of December 31, 2011, we were one of the five largest producers with approximately 11% of the available bleached paperboard capacity in North America.

Our bleached paperboard is converted by our customers into a variety of end products, including packaging for beverages, food products, pharmaceuticals, cosmetics, paper cups and plates and other consumable goods. We also manufacture lightweight bleached bristols. Our overall pulp and paperboard production consists primarily of folding carton, liquid packaging, cup, plate, softwood pulp, and commercial printing grades.

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

Our liquid packaging paperboard is known for its cleanliness and printability, and is engineered for long-lived performance due to its three-ply, 100% softwood construction. Our reputation for producing liquid packaging meeting the most demanding standards for paperboard quality and cleanliness has resulted in meaningful sales in Japan, where consumers have a particular tendency to associate blemish-free, vibrant packaging with the cleanliness, quality, and freshness of the liquids contained inside.

We also sell cup stock and plate stock paperboard grades for use in food service products. A majority of our sales in this area consist of premium clay coated cup stock grades used for high-end food packaging, such as premium ice cream.

Our Pulp and Paperboard segment also sells products for commercial printing applications. The commercial print market requires a premium print surface that typically exceeds the demands of high-end folding carton converters. Further, a supplier must be able to deliver small volumes, often within 24 hours. We have achieved growth in this market through investing in improvements in print surface quality at both of our paperboard mills and by focusing sales and marketing efforts on distribution partners, printers and paper merchants.

We have long-standing customer relationships with our paperboard customers. Our top ten customers accounted for approximately 40% of our total paperboard revenues in each of the last four years. Although most of our contracts are annual agreements that can be terminated without penalty, our relationships extend over many years with our top ten customers.

We do not produce paperboard end-products, so we are not simultaneously a supplier of and a competitor to our customers. For example, of the five largest SBS producers in the United States, we are the only producer that does not also convert SBS into end products. We believe our position as a non-integrated supplier has resulted in a diverse group of loyal customers, as they do not have to worry that, in the event of decreased market availability of SBS, we will redirect production to meet internal conversion requirements. However, as consolidation of the paperboard converting business continues, including such consolidations by our competitors, we will continue to monitor and assess our options and business practices in relation to paperboard end-product converting.

At our Lewiston, Idaho, facility we produce bleached softwood pulp primarily for internal use. As a result of the acquisition of Cellu Tissue, which relied entirely on purchased pulp, we significantly decreased external sales of pulp produced by our Pulp and Paperboard segment in 2011 and instead utilized that pulp in our Consumer Products segment. Depending on market factors, we may sell some pulp externally going forward.

Our pulp mills are currently capable of producing approximately 845,000 tons of pulp on an annual basis. In 2011, we utilized 76% of our pulp production, or approximately 626,000 tons, to produce 766,000 tons of paperboard. The increase in tonnage is due to the addition of chemicals, coatings and other manufacturing processes. We also used 19% of our pulp production, or approximately 162,000 tons, in our Consumer Products segment to produce tissue products. The remaining 5% of our pulp production, or approximately 42,000 tons, was sold externally.

We utilize various methods for the sale and distribution of our paperboard and softwood pulp. The majority of our paperboard is sold to packaging converters domestically through sales offices located throughout the United States, while a growing percentage is channeled through distribution to commercial printers. The majority of our international paperboard sales are conducted through sales agents and are primarily denominated in U.S. dollars. Our principal methods of competing are product quality, customer service and price.

Until our sale of the Lewiston, Idaho sawmill, in November 2011, our Pulp and Paperboard group also sold lumber products. These products consisted of appearance grade cedar and dimensional framing lumber products for building products end-users. The cedar products included appearance grade boards, siding and trim. The dimensional lumber business included two-inch dimensional framing lumber, industrial timbers and railroad ties. This sawmill also supplied wood fiber to the adjacent pulp and paperboard facility. We have contracted with the purchaser of the sawmill to continue to supply wood fiber to our Lewiston pulp and paperboard manufacturing facilities.

RAW MATERIALS AND INPUT COSTS

For our manufacturing operations, the principal raw material used is wood fiber. During 2011, wood fiber costs, excluding internal pulp purchases, accounted for 28.6% of our cost of sales. In 2011, our Consumer Products segment sourced 25% of its pulp supply from our Pulp and Paperboard segment, with the remainder purchased from external suppliers.

We utilize a significant amount of chemicals in the production of pulp and paper, including caustic, polyethylene, starch, sodium chlorate, latex and specialty process paper chemicals. During 2011, chemical costs accounted for 10.3% of our cost of sales. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. In addition, many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are impacted by petroleum prices.

Transportation is another significant cost input for our business. Fuel prices impact our transportation costs for delivery of raw materials to our manufacturing facilities and delivery of our finished products to customers. Our total transportation costs were 8.7% of our cost of sales in 2011.

We consume substantial amounts of energy, such as electricity, hog fuel, steam, natural gas and, to a much lesser extent, coal. During 2011, energy costs accounted for 7.6% of our cost of sales. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are between a specific facility and a specific local provider. Under most of these contracts, the providers have agreed to provide us with our requirements for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we have occasionally used firm-price contracts to mitigate price risk for certain of our energy requirements.

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

EMPLOYEES

As of December 31, 2011, we had approximately 3,710 employees, of which approximately 2,490 were employed by our Consumer Products segment, approximately 1,090 were employed by our Pulp and

Paperboard segment and approximately 130 were corporate administration employees. This workforce consisted of approximately 930 salaried and fixed rate employees and approximately 2,780 hourly employees. As of December 31, 2011, approximately 54% of the workforce was covered under collective bargaining agreements.

Unions represent hourly employees at seven of our manufacturing sites. There were no hourly union labor contracts that expired in 2011. The union contracts which are set to expire in 2012 are set forth below:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
May 31, 2012	Pulp & Paperboard Division— No. 4 Power Boiler Unit Lewiston, Idaho	International Association of Machinists & Aerospace Workers (IAMAW)	45
June 29, 2012	Consumer Products Division—Wiggins, Mississippi	United Steel Workers (USW)	80
July 31, 2012	Pulp & Paperboard Division—Cypress Bend, Arkansas	United Steel Workers (USW)	235

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are deemed our “executive officers” under the Securities Exchange Act of 1934 as of December 31, 2011. Executive officers of the company are generally appointed as such at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which they were selected as officers. No family relationships exist among any of our executive officers.

Gordon L. Jones (age 62) has served as Chief Executive Officer and a director of the company since December 2008 and as Chairman of the Board since May 2010. From December 2008 to November 2011, Mr. Jones served as President of the company. From July 2008 to December 2008, Mr. Jones served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From 2001 to 2010, Mr. Jones served as the President and Managing Member of Jones Investment Group LLC, an investment company. Prior to that, Mr. Jones served from May 1999 to November 2000 as President, Chief Executive Officer, and Director of Blue Ridge Paper Products, Inc., a manufacturer of paperboard and packaging products. From 1983 to 1999, Mr. Jones served in a variety of executive positions with Smurfit-Stone Container Corporation and predecessor companies. Prior to 1983, Mr. Jones served in several management roles at Procter & Gamble.

Linda K. Massman (age 45) has served as President and Chief Operating Officer since November 2011 and as Chief Financial Officer since December 2008. She served as Senior Vice President, Finance from May 2011 to November 2011 and as Vice President, Finance from December 2008 to May 2011. From September 2008 to December 2008, Ms. Massman served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From May 2002 to August 2008, Ms. Massman served as the Group Vice President, Finance and Corporate Planning for SUPERVALU Inc., a grocery retail company. Prior to that, Ms. Massman served from 1999 to 2001 as Vice President, Business Planning and Operations for Viquity Corporation, an enterprise software company.

Michael T. Edicola (age 54) has served as Senior Vice President, Human Resources since December 2011. From October 2011 to December 2011, Mr. Edicola served as Senior Vice President. Before joining the company he was Corporate Vice President of Human Resources at BE Aerospace from November 2010 to April 2011. Prior to that, he was the Vice President of Human Resources at Newpage Corporation, from November 2007 to June 2010. Additionally, Mr. Edicola served as Vice President of Human Resources for Baxter International from July 2004 to January 2007 and Zebra Technologies from September 1999 to April 2004. Preceding his position with Zebra Technologies, Mr. Edicola spent 14 years with General Electric, where he served in several human resource management positions.

Robert P. DeVleming (age 59) has served as Senior Vice President and President of Consumer Products since May 2011, and served as Vice President of Consumer Products from December 2008 to May 2011. Prior to December 2008, he was employed by Potlatch Corporation for 30 years. Mr. DeVleming served as Vice President, Consumer Products of Potlatch from October 2004 to December 2008. From May 2003 through October 2004, Mr. DeVleming was Vice President, Sales, Consumer Products of Potlatch.

Michael S. Gadd (age 47) has served as Senior Vice President since May 2011 and General Counsel and Corporate Secretary since December 2008. In addition, he served as Vice President from December 2008 to May 2011. From March 2006 to December 2008, Mr. Gadd served as Associate General Counsel of Potlatch Corporation, and served as Corporate Secretary of Potlatch from July 2007 to December 2008. From 2001 to January 2006, Mr. Gadd was an attorney with Perkins Coie, LLP in Portland, Oregon.

Thomas A. Colgrove (age 60) has served as Senior Vice President and President of Pulp and Paperboard since May 2011, and served as Vice President of Pulp and Paperboard from May 2009 to May 2011. Prior to May 2009, he was employed by Kimberly-Clark Corporation from 1984 to 2009, in various manufacturing management positions. From September 2006 to April 2009, Mr. Colgrove was the Senior Director—North America Product Supply at Kimberly-Clark and was responsible for seven North American tissue facilities. Prior to that, Mr. Colgrove held a series of Plant Manager positions at five facilities across the U.S.

ITEM 1A.

Risk Factors

Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.

The expansion of our business through the construction of new paper making and converting facilities may not proceed as anticipated.

In connection with our long-term growth strategy, we are building a new TAD paper machine and converting facilities in Shelby, North Carolina. Building these facilities entails numerous risks, including difficulties in completing the project on time due to construction issues, permitting issues or as a result of the litigation described in the following paragraph, cost overruns and difficulties in integrating the new operations and personnel. Any of these risks, if realized, could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, such events could also divert management’s attention from other business concerns.

The TAD paper machine under construction in North Carolina is highly complex and costly and it can be manufactured by only a few companies in the world. In 2010, we contracted with Metso Paper USA to construct the TAD paper machine. Our contract with Metso Paper calls for an expected delivery of the TAD paper machine by July 2012. In August 2011, First Quality Tissue SE, LLC, a competing third party tissue manufacturer, filed a lawsuit against Metso Paper, which is now pending in federal court in South Carolina, to enjoin Metso Paper from delivering a TAD paper machine to Clearwater Paper based on the terms of an agreement between Metso Paper and First Quality. Although we were not named as a party to this litigation, we intervened in the litigation in November 2011 to represent our interests. In light of this ongoing litigation, there is no assurance that Metso Paper will be able to deliver the TAD Paper machine that we contracted for on time. In such case, we do not expect that we would be able to find a replacement without significant additional cost and delay.

We may not realize the expected benefits of the acquisition of Cellu Tissue because of integration difficulties and other challenges.

In December 2010, we acquired Cellu Tissue, which significantly expanded the size of our manufacturing and converting operations. The long term success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from the acquisition, including anticipated cost savings from synergies, which we have estimated to be between $15 and $20 million in 2012 and on track to be between $35 and $40 million in the aggregate on an annual basis in future years. The ongoing integration process has been and will continue to be complex and time-consuming. The potential risks associated with our efforts to integrate the operations of Cellu Tissue’s business include, among others:

¡	failure to implement effectively our business plan for the combined business;

¡	unanticipated issues in the continuing integration of financial, manufacturing, logistics, information, communications and other systems;

¡	failure to retain key employees;

¡	failure to retain key customers; and

¡	unanticipated issues, expenses and liabilities.

Failure to achieve, or a delay in achieving, these anticipated benefits could result in increased costs, decreases in the amount of expected revenues, diversion of management’s time and energy, and could materially impact our business, financial condition, operating results and cash flows.

Changes in the cost and availability of wood fiber used in production of our products may adversely affect our results of operations and cash flow.

Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products and consumer products. In 2011, our wood fiber costs were 28.6% of our cost of sales. Much of the wood fiber we use in our pulp manufacturing process is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in the lumber industry. The significant reduction in home building over the past four years resulted in the closure or curtailment of operations at many sawmills. The price of wood fiber is expected to remain volatile until the housing market recovers and sawmill operations increase. Additionally, the supply and price of wood fiber can be negatively affected by weather and other events.

The effects on market prices for wood fiber resulting from various governmental programs involving tax credits or payments related to biomass and other renewable energy projects are uncertain and could result in a reduction in the supply of wood fiber available for our pulp and paperboard manufacturing operations. If we and our pulp suppliers are unable to obtain wood fiber at favorable prices or at all, our financial results, operations and cash flows may be materially adversely affected.

We have increased our dependence on external sources of wood pulp, which subjects our business and results of operations to significant price fluctuations.

In 2010, our Consumer Products segment sourced approximately 65% of its annual pulp supply from our Pulp and Paperboard segment, while the Cellu Tissue operations we acquired historically relied entirely on external suppliers for wood pulp. Consequently, due to the integration of the Cellu Tissue operations, our Consumer Products segment sourced approximately 75% of its pulp requirements externally during 2011. The increased dependence on external sources of wood pulp increases our exposure to fluctuations in prices for wood pulp, which in turn could have a material adverse effect on our financial results, operations and cash flows.

The volatility of pulp prices can adversely affect our earnings if we are unable to pass cost increases on to our customers or if the timing of any price increases for our products significantly trails the increases in pulp prices. We have not hedged these risks.

Increases in our transportation costs or disruptions in our transportation services could have a material adverse effect on our business.

Our business, particularly our Consumer Products business, is dependent on transportation services to deliver our products to our customers and to deliver raw materials to us. In 2011, our transportation costs were 8.7% of our cost of sales. The costs of these transportation services are primarily determined by fuel prices, which have steadily increased since 2008 and are affected by geopolitical and economic events. We have not been in the past, and may not be in the future, able to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.

If any transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, labor strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition, results of operations and cash flows.

The cost of chemicals and energy needed for our manufacturing processes significantly affects our business.

We use a variety of chemicals in our manufacturing processes, including latex and polyethylene, many of which are petroleum-based chemicals. In 2011, our chemical costs were 10.3% of our cost of sales. Prices for these chemicals have been and are expected to remain volatile. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages and cost increases, ration the amount of chemicals available to us, and therefore we may not be able to obtain at favorable prices the chemicals we need to operate our business, if we are able to obtain them at all.

Our manufacturing operations utilize large amounts of electricity and natural gas. In 2011, our energy costs were 7.6% of our cost of sales. Energy prices have fluctuated widely over the past decade, which in turn affects cost of sales. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, geopolitical events, government regulation, and natural disasters. To help mitigate the exposure to market risk for changes in natural gas commodity pricing, we have occasionally used firm-price contracts to supply a portion of our natural gas requirements. We have also taken steps to reduce our energy usage through conservation and to increase our internal energy production at our Lewiston, Idaho, Menominee, Michigan and East Hartford, Connecticut, cogeneration facilities. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.

Any significant energy shortage or significant increase in our energy costs in circumstances where we cannot raise the price of our products could have a material adverse effect on our business, financial condition, results of operations and cash flows. Any disruption in the supply of energy could also affect our ability to meet customer demand in a timely manner and could harm our reputation.

The loss of, or a significant reduction in, orders from, or changes in prices in regards to, any of our large customers could adversely affect our operating results and financial condition.

In 2011, our Consumer Products segment derived approximately 33% of its net sales, and we derived approximately 19% of our total net sales, from three customers. We have experienced increased price and promotion competition for our consumer products customers, which can decrease our gross margins and adversely affect our financial condition. Some of our customers have the capability to produce the parent rolls or products themselves that they purchase from us. Our Pulp and Paperboard segment sells its products to a large number of customers, although certain customers have historically purchased a significant amount of our pulp or paperboard products.

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

Our ability to compete successfully depends on our ability to adjust to increases and decreases in demand. If we are unable to respond to increases in demand, we may need to limit deliveries of some orders for existing customers, which could harm our reputation and our long-term relationships with these customers. Alternatively, if we experience a decrease in demand for certain products, we may incur significant costs in revising our manufacturing plan. If we are not able to respond to changes in demand for our products in a timely manner, our financial position, results of operations and cash flows may be adversely affected.

Branded products and increased competition over TAD products could have an adverse effect on our financial results.

Our consumer products compete with well-known, branded products, as well as other private label products. Inherent risks in our competitive strategy include whether our products will receive direct and retail customer acceptance, new product offerings by competitors, the effects of consolidation within retailer and distribution channels, and price competition from companies that may have greater financial resources than we do. In addition, some of our private label competitors have built or have announced plans to build new papermaking facilities that will produce TAD paper used to produce high-end consumer products that compete with high-end branded products. We currently produce TAD paper used for paper towels at only two facilities located in Las Vegas and St. Catharines, Ontario, and we currently do not produce TAD bathroom tissue. If we are unable to offer our existing customers, or new customers, comparable consumer products and in sufficient quantities, we may lose business or we may not be able to grow our existing business and be forced to sell lower-margin products, all of which could negatively affect our financial condition and results of operations.

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

Additional expansion of our business through construction of new facilities or acquisitions may not proceed as anticipated.

In addition to the acquisition of Cellu Tissue and construction of our North Carolina facilities, in the future we may build other converting and papermaking facilities, pursue acquisitions of existing facilities, or both.

We may be unable to identify future suitable building locations or acquisition targets. In addition, we may be unable to achieve anticipated benefits or cost savings from construction projects or acquisitions in the timeframe we anticipate, or at all. Any inability by us to integrate and manage any new or acquired facilities or businesses in a timely and efficient manner, any inability to achieve anticipated cost savings or other anticipated benefits from these projects or acquisitions in the time frame we anticipate or any unanticipated required increases in promotional or capital spending could adversely affect our business, financial condition, results of operations or liquidity. Large construction projects or acquisitions can result in a decrease in our cash and short-term investments, an increase in our indebtedness, or both, and also may limit our ability to access additional capital when needed and divert management’s attention from other business concerns.

United States and global economic conditions could have adverse effects on the demand for our products and financial results.

U.S. and global economic conditions have negatively affected and may continue to negatively affect our business and financial results. In particular, the away-from-home consumer paper products market has experienced a decline because of the slowdown in the travel and restaurant industries as a result of the current economic downturn. Recessed economic conditions affect our business in a number of ways, including causing (i) increased pressure for price concessions from customers; (ii) declines in domestic and global demand for paperboard; (iii) shifts in customer purchases that affect the mix of our product sales; (iv) decreased or low housing starts, which increase production costs due to lower wood fiber supplies; and (v) financial distress or insolvency for certain customers which could affect our sales volumes or our ability to collect accounts receivable on a timely basis from those customers.

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

Our ability to successfully compete in the pulp and paperboard industry is influenced by a number of factors, including manufacturing capacity, general economic conditions and the availability and demand for paperboard substitutes. Our Pulp and Paperboard business competes with International Paper, MeadWestvaco, Georgia-Pacific, RockTenn and international producers, most of whom are much larger than us. Any increase in manufacturing capacity by any of these or other producers could result in overcapacity in the pulp and paperboard industry, which could cause downward pressure on pricing. In addition, customers could choose to use types of paperboard that we do not produce or could rely on alternative materials, such as plastic, for their products. An increased supply of any of these products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The consolidation of paperboard converting businesses, including through the acquisition and integration of such converting business by larger competitors of ours, could result in a loss of customers and sales on the part of our Pulp and Paperboard business, which does not include paperboard converting facilities or capabilities. A loss of paperboard customers or sales as a result of consolidations and integrations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits are uncertain.

In 2009, we received refundable federal tax credit payments in connection with our use of “black liquor,” a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit was equal to $0.50 per gallon of alternative fuel mixture used. This tax credit expired on December 31, 2009. In 2009, we recorded pre-tax income of $170.6 million related to the Alternative Fuel Mixture Tax Credit, or AFMTC. We did not record any income in 2010 relating to the AFMTC.

There is relatively little guidance regarding the AFMTC and the law governing the issue is complex. Accordingly, there remains uncertainty as to our qualification to receive the tax credit in 2009, as well as to whether we will be entitled to retain the amounts we received upon further review by the Internal Revenue Service, or IRS. In addition, while it is our position that payments received or credits taken in relation to the AFMTC should not be subject to corporate income tax, there can be no assurance as to whether or not the amounts we have received will be subject to taxation.

We are also registered with the IRS as a cellulosic biofuel producer, which enables us to claim the $1.01 per gallon Cellulosic Biofuel Producer Credit, or CBPC, in regards to black liquor produced and used as a fuel by us at our pulp mills in 2009. We have changed, and may in the future make additional changes in, our position as to some or all of the credits we claimed under the AFMTC on our 2009 federal income tax form, provided we believe we will have sufficient future federal taxable earnings to enable us to carry forward the credits potentially available under the CBPC. There can be no assurance that we will be able to fully utilize the CBPC. Congress has identified the elimination or modification of the CBPC in connection with black liquor as a possible revenue source. Such legislative action could limit or eliminate our ability to convert AFMTC gallons to CBPC gallons and/or CBPC gallons to AFMTC gallons and, accordingly, limit or eliminate our ability to claim carry forward credits of $35 million.

Our business and financial performance may be harmed by future labor disruptions.

Approximately 54% of our full-time employees are represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. We currently have three collective bargaining agreements under negotiation. Any failure to reach an agreement with one of the unions may result in strikes, lockouts or other labor actions. Any such labor actions, including work slowdowns or stoppages, could have a material adverse effect on our operations and financial results.

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

We are required to comply with environmental laws and the terms and conditions of multiple environmental permits. In particular, the pulp and paper industry in the United States is subject to several performance based rules associated with effluent and air emissions as a result of certain of its manufacturing processes. Federal, state and local laws and regulations require us to routinely obtain authorizations from and comply with the evolving standards of the appropriate governmental authorities, which have considerable discretion over the terms of permits. Failure to comply with environmental laws and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to take corrective measures, install pollution control equipment, or take other remedial actions, such as product recalls or labeling changes. We also may be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis.

We own properties, conduct or have conducted operations at properties, and have assumed indemnity obligations in connection with our spin-off in 2008 from Potlatch for properties or operations, where hazardous materials have been or were used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to risks under environmental laws that impose liability for historical releases of hazardous substances. There can be no assurance that future environmental permits will be granted or that we will be able to maintain and renew existing permits, and the failure to do so could have a material adverse effect on our results of operations, financial condition and cash flows.

We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may harm our operating performance.

We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our pulp and paperboard facilities require periodic shutdowns to perform major maintenance. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which a shutdown occurs.

Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. For example, in 2011 we curtailed operations at our Cypress Bend, Arkansas, pulp and paperboard facility as the result of an electrical malfunction and curtailed operations at our Wiggins, Mississippi, consumer products facility as the result of a fire. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism, changes in or non-compliance with environmental or safety laws and the lack of availability of services from any of our facilities’ key sole suppliers. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our company-sponsored pension plans and one of our multiemployer pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing cash available for our business.

We have company-sponsored pension plans covering certain of our salaried and hourly employees. The significant decline in the securities markets beginning in 2008 and resulting substantial decline in the value of equity and fixed income investments held by these plans caused these plans to be underfunded because the projected benefit obligation exceeds the aggregate fair value of plan assets. At December 31, 2011, our company sponsored pension plans were underfunded in the aggregate by approximately $89.1 million. As a result of underfunding, we are required to make contributions to our qualified pension plans. In 2011, we contributed $12.5 million to these pension plans. We may be required to make increased annual contributions to our pension plans in future years, which would reduce the cash available for business and other needs.

We also contribute to two multiemployer pension plans. The amount of our annual contributions to each of these plans is negotiated with the plan and the bargaining unit representing our employees covered by the plan. In 2011, we contributed $5.9 million to these plans, and in future years we may be required to make increased annual contributions to these plans, which would reduce the cash available for business and other needs. In addition, in the event of a partial or complete withdrawal by us from any multiemployer plan that is underfunded, we would be liable for a proportionate share of such multiemployer plan’s unfunded vested benefits. Based on the limited information available from the plan administrator of one of our multiemployer plans, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or plan termination may be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any multiemployer plan that is underfunded, and such employer cannot satisfy its obligations under the multiemployer plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits.

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

We use information technology, or IT, systems in various aspects of our operations, including enterprise resource planning, management of inventories and customer sales. Some of these systems have been in place for long periods of time. Additionally, with the acquisition of Cellu Tissue, we have different legacy IT systems which we are continuing to integrate. If one of these systems was to fail, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our results of operations and financial condition. In addition, we may underestimate the costs and expenses of developing and implementing new systems.

We have substantial indebtedness, which could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have outstanding indebtedness of $525 million under notes we issued in 2009 and 2010. These substantial debt obligations could have important consequences to our business. For example:

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

Our ability to make debt payments, to refinance our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. We may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

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

These restrictions on our ability to operate our business at our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, our senior secured revolving credit facility requires, among other things, that we maintain a minimum fixed charge coverage ratio of at least 1.0-to-1.0 when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists. Events beyond our control could affect our ability to meet this financial test.

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

ITEM 1B.

Unresolved Staff Comments

None.

ITEM 2.
Properties

FACILITIES

We own and operate facilities located throughout the United States and one in Canada. The following table lists each of our facilities and its location, use, capacity and production:

	USE	LEASED OR OWNED	CAPACITY	PRODUCTIONA
CONSUMER PRODUCTS
Tissue manufacturing facilities:
East Hartford, Connecticut	Tissue	Owned	36,000 tons	30,000 tons
Gouverneur, New York	Tissue	Owned	39,000 tons	32,000 tons
Ladysmith, Wisconsin	Tissue	Owned	56,000 tons	55,000 tons
Las Vegas, NevadaC	TAD tissue	Owned/Leased	39,000 tons	39,000 tons
Lewiston, Idaho	Tissue	Owned	189,000 tons	189,000 tons
Menominee, Michigan	Machine-glazed tissue	Owned	36,000 tons	35,000 tons
Neenah, Wisconsin	Tissue	Owned	85,000 tons	81,000 tons
Shelby, North Carolina	TAD tissue	Under construction	N/A	N/A
St. Catharines, Ontario	TAD tissue	Owned	25,000 tons	25,000 tons
	Machine-glazed tissue		22,000 tons	22,000 tons
Wiggins, Mississippi	Tissue	Owned	26,000 tons	26,000 tons
	Machine-glazed tissue		33,000 tons	30,000 tons

			586,000 tons	564,000 tons
Tissue converting facilities:
Central Islip, New YorkB	Tissue converting	Leased	38,000 tons	32,000 tons
Elwood, IllinoisB	Tissue converting	Leased	68,000 tons	67,000 tons
Las Vegas, NevadaC	Tissue converting	Owned/Leased	51,000 tons	50,000 tons
Lewiston, Idaho	Tissue converting	Owned	102,000 tons	88,000 tons
Menominee, Michigan	Machine-glazed tissue converting	Owned	27,000 tons	6,000 tons
Neenah, Wisconsin	Tissue converting	Owned	99,000 tons	51,000 tons
Oklahoma City, OklahomaB	Tissue converting	Leased	19,000 tons	9,000 tons
Shelby, North CarolinaC	Tissue converting	Owned/Leased	27,000 tons	9,000 tons
Thomaston, GeorgiaB	Tissue converting	Leased	58,000 tons	29,000 tons

			489,000 tons	341,000 tons

PULP AND PAPERBOARD
Pulp Mills:
Cypress Bend, Arkansas	Pulp	Owned	305,000 tons	296,000 tons
Lewiston, Idaho	Pulp	Owned	540,000 tons	534,000 tons

			845,000 tons	830,000 tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	Paperboard	Owned	330,000 tons	323,000 tons
Lewiston, Idaho	Paperboard	Owned	445,000 tons	443,000 tons

			775,000 tons	766,000 tons
CORPORATE
Alpharetta, GeorgiaC	Operations and administration	Owned/Leased	N/A	N/A
Spokane, Washington	Corporate headquarters	Leased	N/A	N/A

A	Production amounts are approximations for full year 2011.

B	The building located at this facility is leased by Clearwater Paper or a subsidiary, and the operating equipment located within the building is owned by Clearwater Paper or a subsidiary.

C	Part of the facilities at these locations are leased.

ITEM 3.

Legal Proceedings

In 2010, we contracted with Metso Paper USA to construct the TAD paper machine for our North Carolina facilities. On August 2, 2011, First Quality Tissue SE, LLC filed a complaint against Metso Paper in the Court of Common Pleas of South Carolina, Anderson County alleging breach of contract and requesting a permanent injunction. First Quality contends that Metso Paper’s sale of a TAD paper machine to Clearwater Paper violates the restrictive covenant in First Quality’s agreement with Metso Paper. On September 13, 2011, Metso Paper removed the case to the United States District Court for the District of South Carolina. We filed a motion to intervene in the litigation to protect our interests, which was granted by the court on November 29, 2011. On December 9, 2011, the court denied First Quality’s motion for a preliminary injunction. The parties agreed to have the case heard before a magistrate judge and the magistrate judge has set a trial date of May 7, 2012. The parties are currently conducting discovery.

In addition to the matter discussed above, we may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 4.

Mine Safety Disclosures

Not applicable

Part II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET FOR OUR COMMON STOCK

Our common stock is traded on the New York Stock Exchange. The following table sets forth, for each period indicated, the high and low sales prices of our common stock during our two most recent years. Prices have been retroactively adjusted to reflect our two-for-one stock split effected in the form of a dividend, effective as of August 26, 2011.

	Common Stock Price
	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$37.54	$31.50
Third Quarter	38.86	32.83
Second Quarter	41.15	30.44
First Quarter	41.74	36.82
Year Ended December 31, 2010:
Fourth Quarter	$42.63	$37.82
Third Quarter	38.57	24.96
Second Quarter	33.01	24.20
First Quarter	29.10	21.36

HOLDERS

On February 10, 2012, the last reported sale price for our common stock on the New York Stock Exchange was $38.47 per share. As of February 10, 2012, there were approximately 1,110 registered holders of our common stock.

DIVIDENDS

We have not paid any cash dividends and do not anticipate paying a cash dividend in 2012. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and our stockholders. The declaration and amount of any dividends, however, will be determined by our Board of Directors and will depend on our earnings, our compliance with the terms of our notes and revolving credit facility that contain certain restrictions on our ability to pay dividends, and any other factors that our Board of Directors believes are relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Please see Part III, Item 12 of this report for information relating to our equity compensation plans.

ISSUER PURCHASES OF EQUITY SECURITIES

On July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $30.0 million of our common stock. Under our stock repurchase program, which does not have an expiration date, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors. In 2011, we repurchased 333,300 shares of outstanding common stock at a total cost of $11.3 million. The average price of outstanding common stock purchased pursuant to our share repurchase program during 2011 was $34.05 per share.

The following table provides information about share repurchases that we made during the three months ended December 31, 2011 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2011 to October 31, 2011	—	—	—	$19,997
November 1, 2011 to November 30, 2011	41,700	$32.30	333,300	$18,650
December 1, 2011 to December 31, 2011	—	—	—	$18,650

Total	41,700		333,300

ITEM 6.

Selected Financial Data

Prior to our spin-off from Potlatch Corporation, or Potlatch, on December 16, 2008, we were a wholly-owned subsidiary of Potlatch. On December 16, 2008, Potlatch distributed 100% of the issued and outstanding shares of our common stock to the holders of Potlatch common stock.

During the period from December 16, 2008 through December 31, 2011, we operated as and were accounted for as a separate public company. Our results of operations and financial condition reflected in the table below cover periods prior to the spin-off and related transactions. The historical financial and other data for periods prior to the spin-off were prepared on a combined basis from Potlatch’s consolidated financial statements using the historical results of operations and basis of the assets and liabilities of Potlatch’s Consumer Products and Pulp and Paperboard businesses and its wood products operation at Lewiston, Idaho, and give effect to allocations of expenses from Potlatch. All other data has been derived from our audited financial statements. Our historical financial and other data is not necessarily indicative of our future performance nor do they necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity prior to December 16, 2008. In addition, all amounts below for 2010 reflect the acquisition of Cellu Tissue on December 27, 2010, including four days of Cellu Tissue’s operating results and incurrence of acquisition related expenses.

Earnings per share data and common shares outstanding data have been retroactively adjusted to reflect our two-for-one stock split that was effected in the form of a stock dividend distributed on August 26, 2011 to shareholders of record on August 12, 2011.

(In thousands, except earnings per share amounts)	2011	2010	2009	2008	2007
Net sales	$1,927,973	$1,372,965	$1,250,069	$1,255,309	$1,183,032
Income from operations	115,445	98,767	297,440	28,484	52,407
Net earnings	39,674	73,800	182,464	9,743	25,334
Working capitalA	390,839	394,346	452,583	14,022	128,548
Note payable to Potlatch	—	—	—	100,000	100,000
Long-term debt, net of current portion	523,694	538,314	148,285	—	—
Stockholders’ equity/Potlatch’s net investment	484,904	468,349	363,736	180,989	268,032
Capital expendituresB	137,743	47,033	19,328	21,306	20,531
Property, plant and equipment, net	735,566	654,456	364,024	389,867	413,072
Total assets	1,571,318	1,545,336	947,463	683,266	697,953
Basic net earnings per common share	$1.73	$3.22	$8.03	$0.43	$1.12
Basic average common shares outstanding	22,914	22,947	22,721	22,710	22,710
Diluted net earnings per common share	$1.66	$3.12	$7.75	$0.43	$1.12
Diluted average common shares outstanding	23,952	23,670	23,540	22,710	22,710

A	Working capital is defined as our current assets less our current liabilities as presented on our Consolidated Balance Sheets.
B	Capital expenditures in 2011 and 2010 include expenditures related to our new tissue manufacturing and converting facilities in Shelby, North Carolina.

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

Unless the context otherwise requires or unless otherwise indicates, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the company” and “us” refer to Clearwater Paper Corporation and its subsidiaries. On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue. The results discussed below include Cellu Tissue operating results for the period December 28, 2010 forward.

OVERVIEW

2011 Highlights

Consumer Products Expansion in Shelby, North Carolina

In 2010, we began construction of new tissue manufacturing and converting facilities in Shelby, North Carolina as part of our plans to expand our Consumer Products segment in the Eastern United States. This site will include a through-air-dried, or TAD, paper machine and is currently expected to have up to seven converting lines capable of producing ultra grades of private label tissue products. The first two converting lines became operational during the second quarter of 2011. Two additional converting lines are expected to become operational late in the second half of 2012. The TAD paper machine is scheduled to start-up in the fourth quarter of 2012.

We estimate the project will cost approximately $260-$280 million, excluding estimated capitalized interest of $18.2 million. As of December 31, 2011, we have incurred a total of $109.3 million in project costs, of which $90.4 million was incurred in 2011. We expect substantially all remaining amounts to be spent in 2012. We have also capitalized $4.2 million of interest related to the project, of which $3.7 million was incurred in 2011.

In August 2011, First Quality Tissue SE, LLC, filed a lawsuit against Metso Paper, the company we have contracted with to supply the TAD paper machine, seeking to enjoin Metso Paper from delivering the TAD paper machine to our North Carolina facilities based on the terms of an agreement between Metso Paper and First Quality. See Item 3 of Part I of this Report for a description of this legal proceeding.

Integration of Cellu Tissue Holdings, Inc.

On December 27, 2010, we acquired Cellu Tissue, which owned nine tissue manufacturing facilities located in the Southern, Midwestern and Eastern United States and one facility in Eastern Canada. We believe the Cellu Tissue facilities allow us to better serve existing private label grocery customers by creating a national manufacturing footprint and provide us with the capability to expand into new private label channels. We expect to achieve net annual cost savings from synergies of between $15 and $20 million in 2012, and by the end of 2012 to be on track to achieve $35 to $40 million annually from cost synergies in future years.

Two-for-One Stock Split and Stock Repurchase Program

On July 28, 2011, we announced that our Board of Directors had declared a two-for-one stock split of our outstanding shares of common stock, which was effected in the form of a stock dividend distributed on August 26, 2011 to shareholders of record on August 12, 2011.

Also on July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $30 million of our common stock. Under our stock repurchase program, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors. As of December 31, 2011, we had repurchased 333,300 shares of our outstanding common stock at an average price of $34.05 per share at a total cost of approximately $11.3 million. We have approximately $18.7 million authorization remaining to repurchase shares under the program.

Sale of Lewiston, Idaho Sawmill

On November 28, 2011, we sold our Lewiston, Idaho, sawmill to Idaho Forest Group, or IFG, of Coeur d’Alene, Idaho. The transaction included the sale of our sawmill, planer mill, dry kilns and related assets along with log and finished goods inventories and timber under contract, in the aggregate amount of approximately $30.0 million. This sawmill was our only wood products facility. The sawmill was also a significant supplier of wood fiber to our Lewiston pulp mill. Consequently, we entered into a long-term residual fiber supply agreement with IFG to provide wood fiber for our Lewiston pulp mill from IFG mills.

Business

Clearwater Paper Corporation is a leading producer of private label tissue and bleached paperboard products. Our products are primarily pulp-based and predominately manufactured in the United States.

As of December 31, 2011, our business was organized into two reporting segments:

¡

Our Consumer Products segment manufactures tissue products sold on a private label basis primarily to major grocery store chains, leading discount and mass merchant retailers and away-from-home distributors. Prior to the acquisition of Cellu Tissue, we operated two tissue mills with related converting facilities in Idaho and Nevada, and an additional converting facility located in Illinois. As a result of the Cellu Tissue acquisition, we now have additional manufacturing and converting facilities in Connecticut, Georgia, Michigan, Mississippi, New York, Wisconsin, Oklahoma, and Ontario, Canada. The segment’s net sales were $1.1 billion in 2011, representing approximately 56.6% of our total net sales.

¡

Our Pulp and Paperboard segment manufactures bleached paperboard and bleached softwood pulp. We operate two pulp and paperboard mills, one located in Arkansas and one in Idaho. In 2011, a significant portion of our pulp production was used in the manufacture of our paperboard products or transferred to our Consumer Products segment for use in the production of tissue products, and we expect this to be close to 100% for the foreseeable future. The segment’s net sales were $835.8 million in 2011, representing approximately 43.4% of our total net sales.

Developments and Trends in our Business

Our operating results have been and will continue to be influenced by a variety of factors, including the cyclical nature of the pulp and paperboard industry; competition; the efficiency and level of capacity utilization of our manufacturing operations; changes in our principal expenses such as wood fiber, chemicals, transportation, energy and maintenance; and other factors.

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

Demand and pricing for our pulp and paperboard products are largely determined by macro-economic conditions around the world. Paperboard prices continued to strengthen through the middle of 2011 with some weakening during the fourth quarter.

Our Pulp and Paperboard business experiences cyclical market conditions and, as a result, historical prices for our products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industries in which we operate is influenced primarily by fluctuations in available manufacturing capacity. Capacity in these industries tends to increase during periods when prices remain strong. In addition, currency exchange rates affect U.S. supplies of paperboard, as non-U.S. manufacturers are attracted to the U.S. market when the dollar is relatively strong. Our paperboard business, through exports denominated in U.S. dollars, has benefited significantly from weakness in the U.S. dollar over the past few years. Recently, however, the U.S. dollar has been strengthening against the Euro.

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

Net sales consist of sales of consumer tissue, pulp and paperboard and, prior to the sale of our sawmill in November 2011, wood products, net of discounts, returns and allowances and any sales taxes collected. Sales taxes, when collected, are recorded as a current liability until remitted to the appropriate governmental entities.

Operating Costs

	Year Ended December 31,
	2011		2010		2009
(Dollars in thousands)	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Wood fiber[1]	$487,612	28.6%	$304,453	25.9%	$259,609	24.7%
Chemicals	174,660	10.3	132,263	11.3	123,194	11.7
Transportation	148,103	8.7	117,316	10.0	100,267	9.5
Energy	130,179	7.6	91,977	7.8	97,304	9.2
Maintenance and repairs[2]	99,775	5.9	82,368	7.0	69,919	6.6

	$1,040,329	61.1%	$728,377	62.1%	$650,293	61.8%

[1]	Excluding intersegment amounts.
[2]	Excluding related labor costs.

Prices for our principal operating cost items are variable and directly affect our results of operations. For example, as economic conditions improve, we normally would expect at least some upward pressure on these operating costs. Competitive market conditions can limit our ability to pass cost increases through to our customers.

Wood fiber. Our most significant operating cost is wood fiber, including pulp, logs, wood chips and sawdust, needed to supply our manufacturing facilities. Fiber prices for our pulp mills are impacted significantly by the economy as there is a direct correlation to the housing industry. Pulp prices have experienced significant fluctuations for the past 18 months, and based on industry indices, are expected to trend upward in 2012. Our Consumer Products segment sourced 25% of its pulp supply from our Pulp and Paperboard segment in 2011, with the remainder purchased from external suppliers. For 2011, total wood fiber costs were 28.6% of our cost of sales, representing a 2.7 percentage point increase over 2010, and 3.9 percentage points over 2009, respectively, as a percentage of cost of sales. The total dollar increase from 2010 to 2011 is due to increased volumes, partially offset by lower overall pulp prices. In the fourth quarter of 2011, in connection with the sale of our sawmill, we entered into a long-term wood fiber supply agreement with IFG to provide wood fiber for our Lewiston pulp mill from IFG mills.

Chemicals. We consume a significant amount of chemicals in the production of pulp and paperboard. Important chemicals we use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. Our chemical costs decreased as a percentage of cost of sales by one percentage point in 2011 compared to 2010 but total spend increased by $42.4 million over the prior year. We saw significant price increases for many of our chemicals in 2011 including a 53% increase in caustic. In addition, many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and impacted by petroleum prices.

Transportation. Fuel prices are also a large part of our cost structure and, therefore, high fuel prices result in increased transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Rising fuel prices particularly affect our margins for consumer products because we supply customers throughout the United States, and we transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs decreased by 1.3 percentage points in 2011, as a percentage of cost of sales relative to 2010, due to a lower customer transportation cost structure resulting from our ability to supply Midwest and East Coast consumer product customers that are located closer to the former Cellu Tissue facilities. However, transportation costs increased on an aggregate basis in 2011 relative to 2010 due primarily to increased fuel costs and increased shipments.

Energy. We use energy in the form of electricity, hog fuel, steam, natural gas and, to a much lesser extent, coal. Energy prices have fluctuated widely over the past decade. We have taken steps to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements, although as of December 31, 2011 we had no firm-price contracts in place. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage. Our energy costs as a percentage of cost of sales remained relatively flat in 2011 compared to 2010.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.

Major equipment maintenance and repair in our Pulp and Paperboard segment also requires maintenance shutdowns generally lasting up to one week per year at our Idaho facility and up to one week approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the maintenance shutdowns occur. Periodically, major equipment shutdowns extend beyond one week in duration for large scale maintenance, such as extensive boiler repairs. In 2011, we spent $14.4 million on planned major maintenance. In March 2011, we had machine downtime of seven days at our Idaho pulp and paperboard mill due to scheduled major maintenance costing $11.3 million, excluding labor. In September 2011, we had additional scheduled major maintenance and repair costs of $3.1 million, excluding labor, at the same mill. In 2012 we expect to spend a total of $18.3 million for planned major maintenance, which consists of an estimated $15.0 million at our Idaho facility during the first quarter and an estimated $3.3 million at our Arkansas facility during the fourth quarter.

In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, to improve safety and to comply with environmental laws. Excluding $90.4 million of expenditures for our North Carolina expansion, we spent $47.3 million on capital expenditures during 2011. Capital expenditures for 2012 are expected to be between approximately $215 million and $220 million, which includes an estimated $165 million to $170 million associated with our North Carolina expansion.

Other.

Other costs not mentioned in the above table primarily consist of wage and benefit expenses, operating and packaging costs, internal costs of moving inventory between locations and adjustments to cost of sales based on changes in volumes and values of inventory. Although period cut-offs and inventory levels can impact other cost of sales amounts, we would expect this amount to be relatively steady as a percentage of cost of sales on a year-over-year basis.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. Our total selling, general and administrative costs were $110.0 million in 2011 compared to $100.4 million in 2010, with the increase primarily resulting from the costs associated with our integration of Cellu Tissue into our administrative functions.

Interest expense

Interest expense is mostly comprised of interest on our $375.0 million aggregate principal amount 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes, and our $150.0 million aggregate principal amount of 10.625% senior notes due 2016 issued in June 2009, which we refer to as the 2009 Notes. As part of our acquisition of Cellu Tissue, we also assumed $15.6 million of industrial revenue bonds, or IRBs, associated with the facility in Ladysmith, Wisconsin. During the third quarter of 2011, we redeemed the remaining principal balance of the outstanding IRBs. Interest expense also includes amortization of deferred finance costs associated with the 2009 Notes, 2010 Notes, and revolving credit facility. Gross interest expense in 2011 increased significantly compared to 2010 as a result of interest expense incurred on the 2010 Notes issued in October 2010, as well as interest expense associated with a capital lease for the building housing our North Carolina converting operations. Interest expense will be partially offset by the capitalization of interest during the construction phase of our papermaking and converting facilities, which we estimate will be approximately $14.0 million in 2012 and $18.2 million over the construction phase of the project.

Income taxes

Income taxes are based on reported earnings and tax rates in jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences in reported earnings and taxable income using current law and enacted tax rates. Our income tax provision increased $28.9 million in 2011 compared to 2010, primarily due to the $27.1 million of benefits from the Cellulosic Biofuel Producer Credit, or CBPC, and related reductions in our provision for uncertain tax positions relating to the Alternative Fuel Mixture Tax Credit, or AFMTC, during 2010. Excluding the effects of the CBPC and AFMTC, the effective tax rate for 2010 was 38.7%, compared to 43.7% for 2011. The primary reason for the increased rate, after consideration of the CBPC and AFMTC, was due to an increase from the remeasurement of state deferred tax assets and liabilities based on estimated future tax rates that will be in effect when the underlying assets and liabilities are expected to be reversed. The change in estimated state tax rates is primarily attributable to the change in our tissue business operations following the acquisition of Cellu Tissue in December 2010. The estimated annual effective tax rate for 2012, excluding discrete items, is approximately 35%.

RESULTS OF OPERATIONS

Our financial and other data are not necessarily indicative of our future performance. The results discussed below include Cellu Tissue operating results from December 28, 2010 forward.

At December 31, 2011, our business is organized into two reporting segments: Consumer Products and Pulp and Paperboard. Prior to January 1, 2011, intersegment pulp transfers from our Pulp and Paperboard segment to our Consumer Products segment were recorded as net sales for the Pulp and Paperboard segment at prevailing market prices and eliminated, on a consolidated basis, to reconcile the segments’ total net sales to our consolidated net sales. Commencing January 1, 2011, rather than recording the intersegment transfer of pulp through net sales, the costs of pulp are transferred from the Pulp and Paperboard segment to the Consumer Products segment. As a result, there are no eliminations required to reconcile our total consolidated net sales to the segments’ total net sales. In order to facilitate comparability with the 2011 period, the operating results for the 2010 and 2009 periods have been recast to reflect the revised cost transfer methodology.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2011		2010
Net sales	$1,927,973	100.0%	$1,372,965	100.0%
Costs and expenses:
Cost of sales	(1,702,530)	(88.3)	(1,173,804)	(85.5)
Selling, general and administrative expenses	(109,998)	(5.7)	(100,394)	(7.3)

Total operating costs and expenses	(1,812,528)	(94.0)	(1,274,198)	(92.8)

Income from operations	115,445	6.0	98,767	7.2
Interest expense, net	(44,809)	(2.3)	(22,571)	(1.6)
Other, net	284	—	—	—

Earnings before income taxes	70,920	3.7	76,196	5.5
Income tax provision	(31,246)	(1.6)	(2,396)	(0.2)

Net earnings	$39,674	2.1	$73,800	5.4

Net sales—We experienced significantly higher shipments in 2011 in our Consumer Products segment, due primarily to the acquired Cellu Tissue operations, resulting in an increase in total company net sales of $555.0 million, a 40.4% increase compared to 2010. We also realized higher net selling prices for our paperboard in 2011 compared to 2010. These increases were partially offset by lower net selling prices year-over-year due to our broader mix of tissue products in 2011. These items are discussed further below under Discussion of Business Segments.

Cost of sales—Cost of sales was 88.3% of net sales for 2011, compared to 85.5% for 2010. The $528.7 million increase in 2011 was primarily due to higher overall costs related to the inclusion of Cellu Tissue’s operations, as well as integration costs associated with those operations. Other factors that contributed to higher cost of sales in 2011 included wage and benefit costs associated with our North Carolina expansion, higher costs for packaging supplies and chemicals, higher transportation costs due to higher fuel prices and increased shipments, and retroactive pay related to labor contracts.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased as a percentage of sales for 2011 compared to 2010 as a result of economies of scale relating to the significantly higher sales. The $9.6 million increase in expense for 2011 compared to 2010 was primarily due to integration and startup costs related to Cellu Tissue and our North Carolina facilities.

DISCUSSION OF BUSINESS SEGMENTS

Consumer Products

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Net sales	$1,092,133	$570,047
Operating income	42,806	80,791
Percent of net sales	3.9%	14.2%

The Consumer Products segment reported a $522.1 million, or 91.6%, increase in net sales and a $38.0 million decrease in operating income for 2011 compared to 2010. The increase in net sales was primarily due to the addition of sales from the Cellu Tissue operations, which contributed to a 135.8% increase in shipment volumes, partially offset by 18.7% lower net selling prices. The decrease in net selling prices is a result of the addition of Cellu Tissue products and the resulting change in the mix of tissue grades sold. The Cellu Tissue facilities produce a broad range of products and some tissue grades that sell at lower price points than the tissue products produced by the Consumer Products segment historically.

The decrease in operating income was primarily due to higher wage and benefit costs associated with the startup of our North Carolina facilities, relocation and severance costs associated with the acquisition of Cellu Tissue, and retroactive pay related to labor contracts. In addition, costs were higher for packaging supplies, transportation costs associated with higher fuel prices and additional shipments, depreciation and amortization resulting from the Cellu Tissue acquisition and repair and maintenance expenses associated with the Cellu Tissue facilities. Lower pulp costs, due to decreasing costs in the second half of 2011, partially offset the unfavorable comparisons.

Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Net sales	$835,840	$802,918
Operating income	92,827	64,869
Percent of net sales	11.1%	8.1%

Net sales for the Pulp and Paperboard segment were $32.9 million, or 4.1%, higher in 2011 compared to 2010. The increase in net sales over 2010 was largely due to an increase of 6.7% in paperboard prices and slightly higher paperboard shipments. These increases were partially offset by a 30.5% decrease in external pulp shipments due primarily to increased internal usage.

Operating income increased $28.0 million in 2011 compared to the same period in 2010. The increase was largely attributable to higher net selling prices for paperboard and lower maintenance, purchased paper and wood fiber costs, all of which were partially offset by higher chemical costs.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2010		2009
Net sales	$1,372,965	100.0%	$1,250,069	100.0%
Costs and expenses:
Cost of sales	(1,173,804)	(85.5)	(1,052,151)	(84.2)
Selling, general and administrative expenses	(100,394)	(7.3)	(71,125)	(5.7)

Total operating costs and expenses	(1,274,198)	(92.8)	(1,123,276)	(89.9)

Alternative Fuel Mixture Tax Credit	—	—	170,647	13.7

Income from operations	98,767	7.2	297,440	23.8
Interest expense, net	(22,571)	(1.6)	(15,505)	(1.2)
Debt retirement costs	—	—	(6,250)	(0.5)

Earnings before income taxes	76,196	5.5	275,685	22.1
Income tax provision	(2,396)	(0.2)	(93,221)	(7.5)

Net earnings	$73,800	5.4	$182,464	14.6

Net sales—Excluding $7.3 million of net sales from Cellu Tissue operations during the period from December 27, 2010 to December 31, 2010, net sales increased $115.6 million, or 9.2%, in 2010 compared to 2009, primarily due to a 15.3% increase in Pulp and Paperboard segment net sales. As discussed in detail below under Discussion of Business Segments, the increase in net sales was driven by higher pricing for our pulp and paperboard products as well as increased shipment volumes in all our segments.

Cost of sales—Cost of sales increased 1.3% as a percentage of sales in 2010 compared to 2009. The increase in the cost of sales of $121.7 million was mostly due to higher pulp costs.

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

DISCUSSION OF BUSINESS SEGMENTS

Consumer Products

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Net sales	$570,047	$553,959
Operating income	80,791	112,219
Percent of net sales	14.2%	20.3%

Excluding net sales of $7.3 million and an operating loss of $6.3 million associated with Cellu Tissue for the December 27, 2010 to December 31, 2010 period, the Consumer Products segment reported an $8.8 million, or 1.6%, increase in net sales and a $25.1 million decrease in operating income for 2010 compared to 2009. The increase in net sales was due to a 3.3% increase in shipment volumes, offset by 1.7% lower net selling prices resulting primarily from increased promotional activity. The decrease in operating income was primarily due to a $43.9 million, or 43%, increase in pulp costs in 2010 compared to 2009 due to a worldwide shortage of pulp, as well as a $4.1 million increase in wages and a $3.0 million increase in transportation costs, partially offset by a decrease in costs for chemicals and operating supplies.

Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Net sales	$802,918	$696,110
Operating income	64,869	201,792
Percent of net sales	8.1%	29.0%

Net sales for the Pulp and Paperboard segment were $106.8 million, or 15.3% higher in 2010 compared to 2009. The increase in net sales over 2009 was largely due to an increase of 45.2% in pulp prices associated with a worldwide shortage of pulp, a 5.6% increase in paperboard pricing, and increases in paperboard, pulp, and wood products shipments.

Excluding the AFMTC of $170.6 million recorded in 2009, operating income increased $33.7 million in 2010 compared to the same period in 2009. The increase in operating income was largely attributable to higher net sales and was partially offset by a $25.4 million increase in wood fiber costs, a $13.8 million increase in transportation costs, an $11.1 million increase in maintenance costs and a $9.6 million increase in chemical costs. These cost increases were partially offset by a $4.7 million decrease in energy costs compared to 2009.

EARNINGS BEFORE INTEREST, TAX, DEPRECIATION AND AMORTIZATION (EBITDA) AND ADJUSTED EBITDA

We use earnings before interest, tax, depreciation and amortization, or EBITDA, and EBITDA excluding certain items, or Adjusted EBITDA, as supplemental performance measures, that are not required by, or presented in accordance with generally accepted accounting principles, or GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net earnings, operating income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings:

(In thousands)	2011	2010	2009
Net earnings	$39,674	$73,800	$182,464
Interest expense, net of interest income	44,809	22,571	15,505
Income tax provision	31,246	2,396	93,221
Depreciation and amortization expense	76,933	47,728	47,418

EBITDA	$192,662	$146,495	$338,608

Lewiston, Idaho sawmill sale related adjustmentsA	2,883	—	—
Cellu Tissue acquisition related expenses	—	20,354	—
Alternative Fuel Mixture Tax Credit	—	—	(170,647)
Debt retirement costs	—	—	6,250

Adjusted EBITDA	$195,545	$166,849	$174,211

A

The total impact of the sawmill sale and related adjustments on the Pulp and Paperboard segment was $15.4 million of expense. The net impact to the company was $2.9 million of net expense in 2011 primarily due to offsetting LIFO inventory liquidation and other adjustments recorded at the corporate level.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the years ended December 31, 2011, 2010 and 2009.

Cash Flows Summary

	YEARS ENDED DECEMBER 31,
(In thousands)	2011	2010	2009
Net cash provided by operating activities	$68,395	$185,591	$224,764
Net cash used for investing activities	(50,149)	(227,938)	(196,387)
Net cash (used for) provided by financing activities	(29,096)	58,451	(28,771)

Operating Activities—For 2011, net cash provided by operating activities decreased $117.2 million, or 63.1%, compared to 2010. The decrease was primarily attributable to the cash receipt of $101.3 million during 2010 from the Federal Government primarily related to the AFMTC claimed in 2009. Working capital increased $80.7 million in 2011 due to increased receivables and inventories from increased sales and our North Carolina expansion, as well as a reduction in our accounts payable. These changes were partially offset by higher earnings in 2011, after adjusting for noncash items.

For 2010, net cash provided by operating activities decreased 17.4% compared to 2009. The decrease was primarily attributable to lower earnings and cash contributions of $25.1 million made to our qualified pension plans in 2010. Earnings for 2010 included expenses related to the acquisition of Cellu Tissue, while 2009 earnings included $170.6 million of pre-tax income from the AFMTC. These decreases were offset by the receipt of $101.3 million in cash from the Federal Government related to the AFMTC.

Investing Activities—Net cash used for investing activities decreased by $177.8 million in 2011 compared to 2010. This was largely due to our acquisition of Cellu Tissue in 2010 for $247.0 million, offset by cash acquired of $3.2 million. This was partially offset by an increase of $88.0 million in capital expenditures in 2011, primarily related to the cash outlays associated with our new converting and manufacturing facilities in North Carolina and capital improvement projects at Cellu Tissue facilities.

Net cash used for investing activities increased 16.1% from 2009 to 2010. The increased use of cash was largely due to our acquisition of Cellu Tissue in 2010, as discussed above, as well as increased cash spent on additions to plant and equipment in 2010 compared to 2009. These increased uses of cash were partially offset by converting $61.9 million in short-term investments into cash during 2010. Cash spent on additions to plant and equipment increased $26.8 million in 2010 compared to 2009 due primarily to capital spending on construction of our new tissue manufacturing and converting facilities in North Carolina, which began in 2010, as well as other capital improvement projects.

Financing Activities—Net cash used for financing activities was $29.1 million for 2011, compared to cash provided by financing activities of $58.5 million in 2010. The use of cash in 2011 primarily consisted of $11.3 million used to repurchase shares of our common stock pursuant to our stock repurchase program and $15.6 million used in the redemption of the remaining principal amount on our outstanding IRBs and associated costs. The cash provided by financing activities in 2010 was primarily attributable to financing related to the Cellu Tissue acquisition, as discussed below.

Net cash provided by financing activities was $58.5 million in 2010, compared to cash used for financing activities of $28.8 million in 2009. In 2010 we received net proceeds of $367.5 million from the 2010 Notes, which were used to partially fund the acquisition of Cellu Tissue and related expenses. This increase in cash was offset by the retirement of $272.2 million of Cellu Tissue notes and the repayment of $32.5 million outstanding under Cellu Tissue’s revolving line of credit at the completion of the acquisition.

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

We cannot be certain, however, that our business will generate sufficient cash flow from operations or that future borrowing capacity will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we make substantial capital expenditures or consummate an acquisition, our debt service requirements could increase. We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of December 31, 2011, our short-term investments were not restricted and were largely invested in demand deposits.

At December 31, 2011, our financial position included debt of $523.7 million, compared to the balance of $539.1 million at December 31, 2010. Stockholders’ equity at December 31, 2011, was $484.9 million, compared to the December 31, 2010 balance of $468.3 million. Our total debt to total capitalization, excluding accumulated other comprehensive loss, was 46.6% at December 31, 2011, compared to 48.8% at December 31, 2010.

Debt Arrangements

2010 Notes

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

Our 2012 expected debt service obligation related to the 2010 Notes, consisting of cash payments for interest, is $26.7 million.

2009 Notes

In June 2009, we issued senior unsecured notes, which we refer to as the 2009 Notes, in the aggregate principal amount of $150.0 million. The 2009 Notes are due on June 15, 2016 and have an interest rate of 10.625%. The 2009 Notes were issued at a price equal to 98.792% of their face value.

The 2009 Notes are guaranteed by each of our existing and future direct and indirect domestic subsidiaries. The 2009 Notes are general unsecured obligations and are therefore not secured by our assets and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2009 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

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

Our 2012 expected debt service obligation related to the 2009 Notes, consisting of cash payments for interest, is $15.9 million.

Credit Arrangement

On November 26, 2008, we entered into a $125.0 million revolving credit facility with certain financial institutions. On September 28, 2011, we amended our revolving credit facility, among other things, (i) to extend the term of the revolving loan to the earlier of September 30, 2016 or 90 days prior to the maturity date of the 2009 Notes; (ii) to increase permitted capital expenditures limits; and (iii) to change the interest rate margins applicable to base rate loans and LIBOR loans in circumstances based on our fixed charge coverage ratio from time to time, and to reduce the fees paid by us on undrawn amounts. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125.0 million.

As of December 31, 2011, there were no borrowings outstanding under the credit facility, but approximately $7.7 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 1.75% and 2.25% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.25% and 0.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of December 31, 2011, we would have been permitted to draw approximately $117 million under the credit facility at LIBOR plus 1.75%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of December 31, 2011, the fixed charge coverage ratio for the last twelve months was 2.8-to-1.0.

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

Shelf Registration

On January 5, 2010, we filed a registration statement on Form S-3 to register up to an aggregate of $250.0 million of debt and equity securities, which is designed to allow us to issue such securities in the future should we elect to do so. This shelf was put in place as part of our overall capital structure planning strategy and could be used, among other things, to allow us to pursue growth opportunities should they arise.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2011. Portions of the amounts shown are reflected in our financial statements and accompanying notes, as required by GAAP. See the footnotes following the table for information regarding the amounts presented and for references to relevant financial statement notes that include a detailed discussion of the item.

	PAYMENTS DUE BY PERIOD
(In thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt[1]	$525,000	$—	$—	$150,000	$375,000
Interest on long-term debt[1]	258,753	42,657	85,313	77,345	53,438
Capital leases[2]	51,753	2,287	4,705	4,886	39,875
Operating leases[2]	60,909	19,097	24,183	11,104	6,525
Purchase obligations[3]	325,883	272,819	39,006	10,858	3,200
Other obligations[4,5]	318,189	108,602	59,130	57,153	93,304

Total	$1,540,487	$445,462	$212,337	$311,346	$571,342

[1]

For more information regarding specific terms of our long-term debt, see the discussion under the heading “Debt Arrangements,” and Note 10, “Debt,” in the notes to the consolidated financial statements.”

[2]

These amounts represent our minimum capital lease payments, including amounts representing interest, and our minimum operating lease payments. See Note 16, “Commitments and Contingencies,” in the notes to the consolidated financial statements.

[3]

Purchase obligations consist primarily of contracts for the purchase of raw materials (primarily pulp) from third parties, contracts for equipment purchases, trade accounts payable as of December 31, 2011, contracts for outside wood chipping, contracts with railroads and contracts with natural gas and electricity providers.

[4]

Included in other obligations are accrued liabilities and accounts payable (other than trade accounts payable) as of December 31, 2011, liabilities associated with supplemental pension and deferred compensation arrangements, and estimated payments on qualified pension and postretirement employee benefit plans. Since pension contributions are determined by factors that are subject to change each year, estimated payments on qualified pension plans included above are only for years 1-5 and are based on current estimates of minimum required contributions.

[5]	Total excludes $74.5 million of unrecognized tax benefits due to the uncertainty of timing of payment. See Note 8, “Income Taxes,” in the notes to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We currently are not a party to any off-balance sheet arrangements that would require disclosure under this section.

ENVIRONMENTAL

Our operating facilities are subject to rigorous federal and state environmental regulation governing air emissions, wastewater discharges, and solid and hazardous waste management. Our goal is continuous compliance with all environmental regulations and we regularly monitor our activities to ensure compliance with all pertinent rules and requirements. Compliance with environmental regulations is a significant factor in our business and requires periodic capital expenditures as well as additional operating costs as rules change.

Of our 15 manufacturing sites, 8 were audited for environmental compliance by outside auditors in 2011. No material issues were identified during these audits. In 2012, we will have three outside audits conducted. Our goal is that each of our manufacturing facilities will undergo a detailed environmental audit by an outside party at least once every three years.

During the next two to four years, our tissue manufacturing and converting facility located in Neenah, Wisconsin will become regulated under a reduced waste water discharge limit associated with a total maximum daily limit promulgated for the facility’s receiving water. The specific requirements of this new regulation are presently unknown.

A new federal standard for hazardous air pollutants from boiler and process heaters was proposed and subsequently delayed in 2010 by the U.S. Environmental Protection Agency, or EPA. The most recent communication from the EPA is that this new standard will become effective in 2015. Our sites at Lewiston, Idaho and Menominee, Michigan are expected to be affected by this new rule, although the impacts of this new rule are uncertain at this time.

The EPA is also currently reviewing the risks associated with hazardous air pollutants from Kraft paper mills. Any changes to these rules would impact our operations in Lewiston, Idaho and Cypress Bend, Arkansas.

Concern over climate change, including the impact of global warming, has led to significant regulatory and legislative initiatives to limit greenhouse gas emissions. In 2007, the United States Supreme Court ruled that the EPA was authorized to regulate carbon dioxide under the Clean Air Act. As a consequence, the EPA initiated a series of regulatory efforts aimed at addressing greenhouse gases as pollutants, including finding that greenhouse gas emissions endanger public health, implementing mandatory greenhouse gas emission reporting requirements applicable to some of our manufacturing operations, and promulgating rules to limit the growth in greenhouse gases from new projects at certain types of facilities applicable to some of our manufacturing sites. It is unclear what the overall effect of U.S. greenhouse gas regulation will have on our operations until final rules are promulgated.

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

See Note 3 “Recently Adopted and Prospective Accounting Standards” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding recently adopted and new accounting pronouncements.

Goodwill and intangibles. Our recent acquisition of Cellu Tissue was accounted for using the purchase method of accounting as prescribed by applicable accounting guidance. In accordance with the accounting guidance, we revalued the assets and liabilities acquired at their respective fair values on the acquisition date. Changes in assumptions and estimates during the allocation period affecting the acquisition date fair value of acquired assets and liabilities would result in changes to the recorded values, resulting in an offsetting change to the goodwill balance associated with the business acquired. Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could have a material impact on our earnings.

Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. As a result of our acquisition of Cellu Tissue, we recorded $229.5 million of goodwill on our Consolidated Balance Sheet as of December 31, 2010, which has not been subsequently adjusted through December 31, 2011. Goodwill is not amortized but tested for impairment annually and at any time when events suggest impairment may have occurred. When required, our goodwill impairment test will be performed by comparing the fair value of the Consumer Products reporting unit to its carrying value. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value exceeds the fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.

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

We believe we have adequate support for the carrying value of all of our long-lived assets based on anticipated cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures.

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

Note 12 to our consolidated financial statements includes information for the three years ended December 31, 2011, 2010 and 2009, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2011 and 2010.

The discount rate used in the determination of pension benefit obligations and pension expense is determined based on a review of long-term high-grade bonds and management’s expectations. At December 31, 2011, we calculated obligations using a 4.90% discount rate. The discount rates used at December 31, 2010 and 2009 were 5.70% and 5.75%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The long-term rates of return used for the years ended December 31, 2011, 2010, and 2009 were 8.00%, 8.50% and 8.50%, respectively.

Total periodic pension plan expense in 2011 was $15.6 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.5 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan expense by approximately $0.6 million. The actual rates of return on plan assets may vary significantly from the assumptions used because of unanticipated changes in financial markets.

Our company-sponsored pension plans were underfunded by $89.1 million at December 31, 2011 and $55.4 million at December 31, 2010. As a result of being underfunded, we are required to make contributions to our qualified pension plans. In 2011, we contributed $12.5 million to these pension plans. We also contributed $0.3 million to our non-qualified pension plan in 2011. Our cash contributions in 2012 are estimated to be approximately $20 million.

For our OPEB plans, expense for 2011 was $5.8 million. We do not anticipate funding our OPEB plans in 2012 except to pay benefit costs as incurred during the year by plan participants. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 4.95%, 5.60% and 5.75% at December 31, 2011, 2010 and 2009, respectively. The assumed health care cost trend rates used to calculate OPEB obligations and expense were 7.50% and 8.00%, respectively, in 2011, with both grading to 4.70% over approximately 60 years.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.4 million. A 1% change in the assumption for health care cost trend rates would have affected 2011 plan expense by approximately $0.6 to $0.8 million and the total postretirement employee obligation by approximately $11.0 to $12.8 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2011 and 2010, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.

Effective December 15, 2010, the salaried pension plan was closed to new entrants and after December 31, 2011, it was frozen and ceased accruing further benefits. In 2010, we recorded a loss of $0.2 million related to the closing of the salaried pension plan. In addition, we recorded a $14.2 million decrease in our pension liability.

Income taxes. The conclusion that deferred tax assets are realizable is subject to certain assessments, projections and judgments made by management. In assessing whether deferred tax assets are realizable, the standard we use is whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carry forward periods), projected taxable income, and amounts of taxable income we would have generated historically if we had been a stand-alone company in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code.

Based on existing deferred tax liabilities and projected taxable income over the periods for which the deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of these future deductible differences, excluding items for which we have already recorded a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

We have tax jurisdictions located in many areas of the United States and Canada and are subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of our consolidated financial statements, management exercises judgment in estimating the potential exposure to unresolved tax matters and applies the guidance pursuant to uncertain tax positions which employs a more likely than not criteria approach for recording tax benefits related to uncertain tax positions. While actual results could vary, in management’s judgment, we have adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

ITEM 7A.

Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of December 31, 2011, there were no borrowings outstanding under our revolving credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we have, from time-to-time, partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of December 31, 2011, we had no firm-price contracts for natural gas.

We are also subject to commodity price risk associated with pulp costs and take advantage of spot prices on pulp to minimize market risk arising from changes in pulp costs. We have agreements with pulp vendors to purchase pulp at market-based prices over the next year covering approximately 36% of our current expected total annual pulp needs.

Foreign Currency Risk

We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars. Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

Quantitative Information about Market Risks

	EXPECTED MATURITY DATE
(Dollars in thousands)	2012	2013	2014	2015	2016	THEREAFTER	TOTAL
Long-term debt:
Fixed rate	$—	$—	$—	$—	$150,000	$375,000	$525,000
Average interest rate	—%	—%	—%	—%	10.6%	7.1%	8.1%

Fair value at 12/31/11							$556,313

ITEM 8.

Financial Statements and Supplementary Data

41

CLEARWATER PAPER CORPORATION

Consolidated Statements of Operations

(Dollars in thousands – except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010	2009
Net sales	$1,927,973	$1,372,965	$1,250,069

Costs and expenses:
Cost of sales	(1,702,530)	(1,173,804)	(1,052,151)
Selling, general and administrative expenses	(109,998)	(100,394)	(71,125)

Total operating costs and expenses	(1,812,528)	(1,274,198)	(1,123,276)

Alternative Fuel Mixture Tax Credit	—	—	170,647

Income from operations	115,445	98,767	297,440
Interest expense, net	(44,809)	(22,571)	(15,505)
Other, net	284	—	—
Debt retirement costs	—	—	(6,250)

Earnings before income taxes	70,920	76,196	275,685
Income tax provision	(31,246)	(2,396)	(93,221)

Net earnings	$39,674	$73,800	$182,464

Net earnings per common share:
Basic	$1.73	$3.22	$8.03
Diluted	1.66	3.12	7.75

All per common share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010	2009
Net earnings	$39,674	$73,800	$182,464

Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement employee benefits:
Net (loss) gain arising during the period, net of tax benefit (provision) of $15,830, $(11,188), and $4,312	(21,942)	17,499	(6,746)
Prior service credit arising during the period, net of tax provision of $(1,163), $(71), and $ -	1,613	112	—
Amortization of actuarial loss included in net periodic cost, net of tax provision of $(3,513), $(4,194), and $(4,053)	4,869	6,560	6,339
Amortization of prior service credit included in net periodic cost, net of tax benefit of $252, $230, and $260	(350)	(360)	(406)
Foreign currency translation adjustment	(874)	—	—
(Amortization) recognition of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	(229)	4,799	—

Other comprehensive (loss) income, net of tax	(16,913)	28,610	(813)

Comprehensive income	$22,761	$102,410	$181,651

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION

Consolidated Balance Sheets

(Dollars in thousands – except share data)

	AT DECEMBER 31,
	2011	2010
ASSETS
Current assets:
Cash	$8,439	$18,928
Restricted cash	769	3,637
Short-term investments	55,001	126,095
Receivables, net	176,189	153,335
Taxes receivable	10,000	10,354
Inventories	244,071	228,321
Deferred tax assets	39,466	37,374
Prepaid expenses	11,396	11,415

Total current assets	545,331	589,459

Property, plant and equipment, net	735,566	654,456
Goodwill	229,533	229,533
Intangible assets, net	49,748	56,400
Other assets, net	11,140	15,488

TOTAL ASSETS	$1,571,318	$1,545,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$144,631	$184,604
Current portion of long-term debt	—	760
Current liability for pensions and other postretirement employee benefits	9,861	9,749

Total current liabilities	154,492	195,113

Long-term debt, net of current portion	523,694	538,314
Liability for pensions and other postretirement employee benefits	215,932	187,116
Other long-term obligations	48,474	23,369
Accrued taxes	74,464	72,011
Deferred tax liabilities	69,358	61,064
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.00005 per share, 100,000,000 authorized shares, 23,101,710 and 22,957,818 shares issued	1	1
Additional paid-in capital	315,965	310,821
Retained earnings	295,553	255,879
Treasury stock, at cost, common shares–333,300 and no shares repurchased	(11,350)	—
Accumulated other comprehensive loss, net of tax	(115,265)	(98,352)

Total stockholders’ equity	484,904	468,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,571,318	$1,545,336

All common share and per share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$39,674	$73,800	$182,464
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76,933	47,728	47,418
Debt retirement costs	—	—	6,250
Deferred tax expense (benefit)	14,777	(14,991)	(4,597)
Equity-based compensation expense	8,134	8,518	5,589
Employee benefit plans	16,897	15,011	14,160
Change in working capital, net of acquisition	(86,012)	(5,304)	1,768
Change in taxes receivable, net	354	93,754	(101,343)
Excess tax benefits from equity-based payment arrangements	(885)	(855)	(64)
Change in non-current accrued taxes	2,453	(4,271)	73,487
Funding of qualified pension plans	(12,498)	(25,100)	—
Change in restricted cash, net	4,160	—	—
Other, net	4,408	(2,699)	(368)

Net cash provided by operating activities	68,395	185,591	224,764

CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	71,094	61,926	(177,126)
Additions to plant and equipment	(134,069)	(46,086)	(19,328)
Acquisition of Cellu Tissue, net of cash acquired	—	(243,778)	—
Proceeds from sale of assets	12,826	—	—
Other, net	—	—	67

Net cash used for investing activities	(50,149)	(227,938)	(196,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from long-term debt	—	367,500	145,188
Repayment of Cellu Tissue debt	(15,595)	(304,667)	—
Deferred loan fees	(638)	(1,313)	(1,232)
Purchase of treasury stock	(11,350)	—	—
Excess tax benefits from equity-based payment arrangements	885	855	64
Payment of employee restricted stock tax withholdings	(2,400)	(3,470)	—
Decrease in notes payable	—	—	(50,000)
Repayment of note payable to Potlatch	—	—	(106,250)
Change in payable to Potlatch	—	—	(16,529)
Other, net	2	(454)	(12)

Net cash (used for) provided by financing activities	(29,096)	58,451	(28,771)

Effect of exchange rate changes	361	—	—

(Decrease) increase in cash	(10,489)	16,104	(394)
Cash at beginning of period	18,928	2,824	3,218

Cash at end of period	$8,439	$18,928	$2,824

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$43,595	$15,938	$15,063
Cash paid for income taxes	43,085	28,596	41,264
Cash received from income tax refunds	33,808	101,393	—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Increase in accrued plant and equipment	$3,674	$1,397	$—
Property acquired under capital lease	12,687	11,404	—

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	TREASURY STOCK		ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT			SHARES	AMOUNT
Balance, December 31, 2008	22,710	$1	$307,522	$(385)	—	$—	$(126,149)	$180,989
Net earnings	—	—	—	182,464	—	—	—	182,464
Performance share and restricted stock unit awards	22	—	2,929	—	—	—	—	2,929
Pension and OPEB, net of tax of $(519)	—	—	—	—	—	—	(813)	(813)
Spin-off from Potlatch Corporation	—	—	(1,833)	—	—	—	—	(1,833)

Balance, December 31, 2009	22,732	$1	$308,618	$182,079	—	$—	$(126,962)	$363,736
Net earnings	—	—	—	73,800	—	—	—	73,800
Performance share and restricted stock unit awards	226	—	2,203	—	—	—	—	2,203
Pension and OPEB, net of tax of $15,223	—	—	—	—	—	—	23,811	23,811
Recognition of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	—	—	—	—	4,799	4,799

Balance, December 31, 2010	22,958	$1	$310,821	$255,879	—	$—	$(98,352)	$468,349

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	TREASURY STOCK		ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT			SHARES	AMOUNT
Net earnings	—	—	—	39,674	—	—	—	39,674
Performance share and restricted stock unit awards	144	—	5,144	—	—	—	—	5,144
Pension and OPEB, net of tax of $(11,406)	—	—	—	—	—	—	(15,810)	(15,810)
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	—	—	—	—	(229)	(229)
Foreign currency translation adjustment	—	—	—	—	—	—	(874)	(874)
Purchase of treasury stock	—	—	—	—	(333)	(11,350)	—	(11,350)

Balance, December 31, 2011	23,102	$1	$315,965	$295,553	(333)	$(11,350)	$(115,265)	$484,904

All common share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.

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

Notes to Consolidated Financial Statements

NOTE 1

Nature of Operations and Basis of Presentation

On December 16, 2008, Potlatch Corporation, which we refer to in this report as Potlatch, distributed 100% of the issued and outstanding shares of our common stock to the holders of record of Potlatch common stock in a tax-free spin-off. Unless the context otherwise requires or unless otherwise indicates, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the company” and “us” refer:

¡	for all periods prior to the spin-off, to the Consumer Products and Pulp and Paperboard businesses separated from Potlatch in the spin-off; and

¡	for all periods following the spin-off, to Clearwater Paper Corporation and its subsidiaries.

On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue, for $247.0 million in cash. In connection with the acquisition of Cellu Tissue, we retired Cellu Tissue’s outstanding 11.50% senior secured notes for $272.2 million and repaid Cellu Tissue’s credit facility of $32.5 million. Cellu Tissue was an Alpharetta, Georgia-based integrated manufacturer of tissue products. Cellu Tissue’s operations from December 28, 2010 forward are reflected in our financial statements.

On November 28, 2011, we sold our Lewiston, Idaho, sawmill to Idaho Forest Group, or IFG, of Coeur d’Alene, Idaho. The transaction included the sale of our sawmill, planer mill, dry kilns and related assets along with log and finished goods inventories and timber under contract, in the aggregate amount of approximately $30 million. This sawmill was our only wood products facility and we therefore no longer produce or sell wood products.

These consolidated financial statements include the financial condition and results of operations of Clearwater Paper Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances between operations within the company have been eliminated.

NOTE 2

Summary of Significant Accounting Policies

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to in this report as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant areas requiring the use of estimates and measurement of uncertainty include determination of net realizable value for deferred tax assets, assessment of impairment of long-lived assets and goodwill, assessment of environmental matters, allocation of purchase price and fair value estimates for business combinations, equity-based compensation and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets” on our Consolidated Balance Sheet. At December 31, 2011, all restricted cash was classified as current and included in “Restricted cash” on our Consolidated Balance Sheet. Our short-term investments are invested largely in demand deposits, which have very short maturity periods, and they therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. We periodically review our allowance for doubtful accounts, and adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2011 and 2010, we had allowances for doubtful accounts of $1.7 million and $1.0 million, respectively.

INVENTORIES

At December 31, 2011, substantially all of our inventories are stated at the lower of market or current average cost using the average cost method. Prior to the sale of our sawmill, we used the last-in, first-out, or LIFO, method to determine cost for our logs, wood fiber and the majority of our lumber.

PROPERTIES

Property, plant and equipment are stated at cost, including facilities acquired under capital lease obligations and any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Estimated useful lives generally range from 10 to 30 years for land improvements; 10 to 40 years for buildings and improvements; 5 to 25 years for machinery and equipment; and 2 to 15 years for office and other equipment. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new.

LONG-LIVED ASSETS

Impairments of long-lived assets are accounted for in accordance with guidance provided by the Financial Accounting Standards Board, or FASB, regarding impairment or disposal of long-lived assets. Our long-lived assets include property, plant and equipment and amortizable intangible assets. We review the carrying value of long-lived assets for impairment annually and when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and the asset’s carrying value exceeds its fair value.

GOODWILL AND INTANGIBLES

Goodwill and intangible assets resulted from our acquisition of Cellu Tissue. We used estimates in determining and assigning the fair value of goodwill and intangible assets, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows and fair values of the related operations. Our intangible assets have finite lives and are amortized over their estimated useful lives. We assess our intangibles for impairment annually, and immediately when events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. As a result of our acquisition of Cellu Tissue in December 2010, we recorded $229.5 million of goodwill as included on our Consolidated Balance Sheets as of December 31, 2011 and 2010. Goodwill is not amortized but is tested for impairment annually as of November 1, as well as any time when events suggest impairment may have occurred. In the event the carrying value of our Consumer Products reporting unit, including goodwill, exceeds the estimated fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.

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

In 2011, we did not have any single customer that accounted for 10% or more of our total net sales. However, in 2010 and 2009, we had a single customer in the Consumer Products segment, the Kroger Company, that accounted for approximately $153.7 million and $141.4 million, respectively, or 11%, of our total company net sales in each year.

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

STOCKHOLDERS’ EQUITY

On July 28, 2011, we announced that our Board of Directors had declared a two-for-one stock split of our outstanding shares of common stock, which was effected in the form of a stock dividend distributed on August 26, 2011 to shareholders of record on August 12, 2011. On the August 26, 2011 distribution date, there were 11,373,460 shares of common stock outstanding. Immediately following the distribution date, there were 22,746,920 outstanding shares of common stock. All common share and per share amounts have been adjusted for the stock split effected in the form of a dividend.

In addition, we also announced on July 28, 2011, that our Board of Directors had authorized the repurchase of up to $30.0 million of our common stock. Under our stock repurchase program, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors. During the year ended December 31, 2011, we repurchased 333,300 shares of our outstanding common stock at an average price of $34.05 per share pursuant to our share repurchase program.

We account for share repurchases under the program as treasury stock and record the amounts paid to repurchase shares at cost as a component of stockholders’ equity. We have not retired any treasury shares and may choose to reissue shares held in treasury stock in a future period.

EMPLOYEES

As of December 31, 2011, we had approximately 3,710 employees, of which approximately 2,490 were employed by our Consumer Products segment, approximately 1,090 were employed by our Pulp and Paperboard segment and approximately 130 were corporate administration employees. This workforce consisted of approximately 930 salaried and fixed rate employees and approximately 2,780 hourly employees. As of December 31, 2011, approximately 54% of the workforce was covered under collective bargaining agreements.

Unions represent hourly employees at seven of our manufacturing sites. There are three hourly union labor contracts expiring in 2012 as set forth below:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
May 31, 2012	Pulp & Paperboard Division— No. 4 Power Boiler Unit Lewiston, Idaho	International Association of Machinists & Aerospace Workers (IAMAW)	45

June 29, 2012	Consumer Products Division— Wiggins, Mississippi	United Steel Workers (USW)	80

July 31, 2012	Pulp & Paperboard Division—Cypress Bend, Arkansas	United Steel Workers (USW)	235

NOTE 3

Recently Adopted and Prospective Accounting Standards

Other Comprehensive Income. In June 2011, accounting guidance was issued related to Other Comprehensive Income, or OCI. The guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity, and instead requires consecutive presentation of the statements of net income and OCI either in a continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We adopted this guidance in the fourth quarter of 2011, which did not have an impact on our consolidated financial statements.

Goodwill Impairment. In December 2010, accounting guidance was issued that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance became effective for us on January 1, 2011 and did not have an impact on our consolidated financial statements.

In September 2011, accounting guidance was issued that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the “Two-Step” goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the Two-Step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to this accounting guidance, the Two-Step test was required to assess goodwill for impairment. The guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 and early adoption is permitted. We will adopt this guidance in the first quarter of 2012.

Pension and Other Post Retirement Benefits. In September 2011, accounting guidance was issued that increases quantitative and qualitative disclosures regarding an employer’s participation in multiemployer pension plans. The objective is to enhance the transparency of disclosures about (i) the significant multiemployer plans in which an employer participates, (ii) the level of the employer´s participation in those plans, (iii) the financial health of the plans, and (iv) the nature of the employer´s commitments to the plans. The requirements are effective for fiscal years ending after December 15, 2011 for public entities with early application permitted. In addition, an entity is required to retrospectively report on all periods presented. We participate in multiemployer pension plans. Adoption of this guidance has resulted in additional disclosure requirements, as discussed in Note 12, and had no impact on the accounting for pension and other postretirement employee benefits in our consolidated financial statements.

NOTE 4

Business Combinations

On December 27, 2010, we acquired Cellu Tissue for total consideration paid of $247.0 million. The purchase price included a $242.2 million cash payment for 100% of the issued and outstanding common stock of Cellu Tissue, and a $4.8 million cash payment to the holders of Cellu Tissue stock options and restricted stock, which represented $12 per share, less each option’s exercise price. The acquisition was financed with existing cash and proceeds from the issuance of $375 million of 7.125% Senior Notes due 2018 (see Note 10). The acquisition resulted in the recognition of $229.5 million of goodwill, which is not deductible for tax purposes. For fiscal year 2010, we included in our Consolidated Statements of Operations and Cash Flows $7.3 million of net sales and $6.3 million of operating losses from the Cellu Tissue operations after the December 27, 2010 acquisition date. Included in these losses were approximately $6.1 million of pre-tax employee severance expenses. Cellu Tissue’s consolidated results of operations from December 28, 2010 forward are included in our Consumer Products segment.

We allocated the purchase price to the net assets of Cellu Tissue acquired in the acquisition based on our estimates of the fair value of assets and liabilities as follows:

(In thousands)	Amount
Current assets	$128,079
Property, plant and equipment	276,499
Goodwill	229,533
Intangibles	56,400
Other assets	1,500

Assets acquired	692,011

Current liabilities	97,071
Long-term debt, less current portion	287,002
Deferred income taxes	60,221
Other liabilities	732

Liabilities assumed	445,026

Net assets acquired	$246,985

We estimated the fair value of the assets and liabilities of Cellu Tissue utilizing information available at the time of acquisition. We considered outside third-party appraisals of the tangible and intangible assets to determine the applicable fair market values.

Long-term debt included the fair value of Cellu Tissue’s senior subordinated notes as of December 27, 2010, which were retired concurrently with the acquisition. We also repaid Cellu Tissue’s credit facility of $32.5 million. We assumed Cellu Tissue’s industrial revenue bonds of $15.6 million, which were subsequently redeemed in 2011 (see Note 10).

All costs associated with advisory, legal and other due diligence-related services performed in connection with acquisition-related activity are expensed as incurred. These costs were $20.4 million for 2010 and were recorded as selling, general and administrative expenses on the Consolidated Statements of Operations.

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

(In thousands; Unaudited)	2010	2009
Pro forma net sales	$1,902,579	$1,761,350
Pro forma net earnings	88,713	191,514

NOTE 5

Inventories

(In thousands)	2011	2010
Logs, pulpwood and wood fiber	$17,713	$19,901
Lumber	1,556	13,065
Pulp, paperboard and tissue products	162,426	139,404
Materials and supplies	62,376	55,951

	$244,071	$228,321

Valued at lower of cost or market:
LIFO basis	$632	$32,472
Average cost basis	243,439	195,849

	$244,071	$228,321

Inventories are stated at the lower of market or current average cost using the average cost method, except that the LIFO method is used to determine cost of logs, wood fiber and the majority of our lumber. Due to the sale of our sawmill in November 2011, which included logs and the majority of our lumber inventories accounted for under the LIFO method, the impact of LIFO significantly decreased. The fluctuations in quantities of LIFO inventories valued at costs prevailing in prior years had the affect of increasing earnings before income taxes by approximately $10.6 million in 2011, no impact in 2010, and an increase in earnings before income taxes of $1.0 million in 2009.

NOTE 6

Property, Plant and Equipment

(In thousands)	2011	2010
Land	$11,804	$11,818
Land improvements	51,703	51,017
Buildings and improvements	249,801	238,031
Machinery and equipment	1,660,636	1,576,932
Office and other equipment	6,058	5,787
Construction in progress	98,258	60,932

	$2,078,260	$1,944,517
Less accumulated depreciation	(1,342,694)	(1,290,061)

	$735,566	$654,456

Included in 2011 buildings and improvements and machinery and equipment, respectively, is $23.1 million and $1.0 million associated with capital leases.

Depreciation expense, including amounts associated with capital leases, totaled $70.6 million, $46.2 million and $46.4 million in 2011, 2010 and 2009, respectively. For the years ended December 31, 2011 and 2010, respectively, we capitalized $3.7 million and $0.5 million of interest expense associated with the construction of our new manufacturing facilities in Shelby, North Carolina.

NOTE 7

Goodwill and Intangible Assets

The carrying amount of goodwill is reviewed at least annually for impairment as of November 1. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit is greater than zero and its estimated fair value exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. For the purpose of goodwill impairment testing we identify two reporting units, Consumer Products and Pulp and Paperboard, the same as our two reportable operating segments (see Note 17). All of the recorded goodwill is assigned to our Consumer Products reporting unit.

During 2011, we performed calculations of both a discounted cash flow and market-based valuation model for our Consumer Products reporting unit. The assumptions used in these models allowed us to evaluate the estimated fair value of our reporting unit. The determination of these assumptions required significant estimates on our part. Due to the inherent uncertainty involved in making such estimates, actual results could differ from those assumptions. However, we evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the estimated fair value of our reporting unit for reasonableness. Upon completion of this exercise, we concluded that the estimated fair value of the Consumer Products reporting unit exceeded its carrying amount. We determined that no further testing was necessary and did not record any impairment loss on our goodwill for the year ended December 31, 2011.

Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which range from 2.5 to 10 years. Authoritative guidance requires that the carrying amount of a long-lived asset with a finite life that is held-for-use be evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount. There were no such events or changes in circumstances that required us to test our definite-lived intangible assets for impairment for the year ended December 31, 2011.

Intangible assets at the balance sheet dates are comprised of the following:

	December 31, 2011
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$(5,682)	$44,318
Trade names and trademarks	10.0	5,300	(530)	4,770
Non-compete agreements	2.5	1,100	(440)	660

Total intangible assets		$56,400	$(6,652)	$49,748

	December 31, 2010
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$—	$50,000
Trade names and trademarks	10.0	5,300	—	5,300
Non-compete agreements	2.5	1,100	—	1,100

Total intangible assets		$56,400	$—	$56,400

As of December 31, 2011, estimated future amortization expense related to intangible assets is as follows (in thousands):

Years ending December 31,	Amount
2012	$6,526
2013	6,306
2014	6,086
2015	6,086
2016	6,085
Thereafter	18,659

Total	$49,748

NOTE 8

Income Taxes

Earnings (loss) before income taxes is comprised of the following amounts in each tax jurisdiction:

(In thousands)	2011	2010	2009
United States	$72,156	$76,196	$275,685
Canada	(1,236)	—	—

Earnings before income taxes	$70,920	$76,196	$275,685

The income tax provision is comprised of the following:

(In thousands)	2011	2010	2009
Current
Federal	$9,619	$12,331	$87,543
State	6,880	5,056	10,804
Foreign	(30)	—	—

	16,469	17,387	98,347

Deferred
Federal	12,865	(16,371)	(5,095)
State	1,931	1,380	(31)
Foreign	(19)	—	—

	14,777	(14,991)	(5,126)

Income tax provision	$31,246	$2,396	$93,221

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35.0% to earnings before income taxes due to the following:

(In thousands)	2011	2010	2009
Computed expected tax provision	$24,822	$26,668	$96,490
State and local taxes, net of federal income tax impact	1,482	4,157	6,035
Adjustment for state deferred tax rate	2,916	—	—
State investment tax credits	—	(1,649)	958
Federal credits	(412)	(25,153)	(9,922)
Federal manufacturing deduction	(2,443)	(2,993)	(2,373)
Uncertain tax positions	2,610	(3,796)	—
Patient Protection and Affordable Care Act	—	3,290	—
Non-deductible acquisition costs	(1,215)	1,263	—
Change in valuation allowances	2,796	—	—
U.S. tax provision on foreign operations	365	—	—
Other	325	609	2,033

Income tax provision	$31,246	$2,396	$93,221

Effective tax rate	44.1%	3.1%	33.8%

Excess tax benefits associated with equity-based compensation plans were allocated directly to additional paid-in capital as a component of stockholders’ equity in the amount of $885, $855 and $64, in the years ended December 31, 2011, 2010, and 2009, respectively.

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(In thousands)	2011	2010
Deferred tax assets:
Employee benefits	$7,930	$11,599
Postretirement employee benefits	47,024	55,186
Incentive compensation	7,949	2,835
Pensions	34,919	22,067
Federal and state credit carryforwards	30,809	45,238
Net operating losses	16,749	21,444
Federal benefit from state taxes resulting from uncertain tax positions	5,595	5,595
Other	6,492	3,146

Total deferred tax assets	$157,467	$167,110
Valuation allowance	(8,025)	(5,229)

Deferred tax assets, net of valuation allowance	$149,442	$161,881

Deferred tax liabilities:
Plant and equipment	$(166,885)	$(168,572)
Intangible assets	(10,879)	(13,238)
Inventories	(1,570)	(3,350)
Other	—	(411)

Total deferred tax liabilities	(179,334)	(185,571)

Net deferred tax liabilities	$(29,892)	$(23,690)

Net deferred tax assets (liabilities) consist of:

(In thousands)	2011	2010
Current deferred tax assets	$41,237	$37,374
Current deferred tax liabilities	(1,771)	—

Net current deferred tax assets	39,466	37,374

Non-current deferred tax assets	108,205	124,507
Non-current deferred tax liabilities	(177,563)	(185,571)

Net non-current deferred tax liabilities	(69,358)	(61,064)

Net deferred tax liabilities	$(29,892)	$(23,690)

We are registered with the Internal Revenue Service, or IRS, as both an alternative fuel mixer and a producer of cellulosic biofuel. During 2009 we received refundable tax credit payments in connection with our use of “black liquor”, a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. The Alternative Fuel Mixture Tax Credit, or AFMTC, expired on December 31, 2009. The Cellulosic Biofuel Producer Credit, or CBPC, enables us to claim $1.01 per gallon in regards to black liquor produced and used as a fuel by us at our pulp mills in 2009. During 2010, the IRS clarified the ability to convert previously claimed gallons from the AFMTC to the CBPC. We are eligible to convert gallons previously claimed under the AFMTC to the CBPC; however, due to CBPC carryovers from 2010, we did not convert additional gallons during 2011. Under current federal tax law, we have the ability to convert additional gallons to CPBC until 2013.

During 2011, we recorded a $2.9 million tax expense, reflecting a remeasurement of state deferred tax assets and liabilities using anticipated future tax rates which will be in effect when the underlying assets and liabilities will reverse. The change in state tax rate is primarily attributable to the change in our tissue business operations after the acquisition of Cellu Tissue on December 27, 2010.

As of December 31, 2011, we had deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $157.5 million before the offset of certain deferred tax liabilities. With the exception of certain deferred tax assets related to federal foreign tax credits, state tax losses and state tax credits, management believes it is more likely than not that forecasted income, together with the tax effect of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.

During 2011, the valuation allowance for deferred tax assets increased by a net $2.8 million. We increased the valuation allowances for state tax losses incurred by certain subsidiaries and state tax credits by $2.5 million and $2.2 million, respectively. Both of these items were recorded as current period deferred tax expense. We also reduced the valuation allowance relating to foreign tax credits by $1.9 million, which was recorded as a deferred tax benefit to the income tax provision. The reduction is based upon tax planning strategies that we believe will more likely than not allow us to utilize a portion of the foreign tax credits before they expire. The valuation allowance did not change in 2010 or 2009.

Tax years subject to examination by major taxing jurisdictions are as follows:

Jurisdiction	Years
United States	2008 – 2011
Canada	2008 – 2011
Arkansas	2008 – 2011
California	2007 – 2011
Georgia	2008 – 2011
Idaho	2008 – 2011
Illinois	2008 – 2011
Wisconsin	2007 – 2011

Tax credits and losses subject to expiration by major taxing jurisdictions are as follows (in thousands):

Jurisdiction	Gross Values	Years
United States
Net operating losses	$31,203	2030
Cellulosic biofuel producer tax credits	15,879	2015
Foreign tax credits	3,832	2016 – 2019
Other federal tax credits	3,677	2026 – 2030
Connecticut tax losses	2,722	2029 – 2031
Georgia tax losses	1,296	2028 – 2031
Idaho tax credits	5,321	2012 – 2025
North Carolina tax credits	3,454	2015
Oklahoma tax losses	2,580	2030 – 2031

As of December 31, 2011 there were no undistributed earnings relating to our Canadian subsidiary, Interlake Acquisition Corporation, as all historical earnings were repatriated under Cellu Tissue ownership. Management’s intent is to reinvest future earnings indefinitely.

A review of our uncertain income tax positions at December 31, 2011 indicates that liabilities are required to be recorded for gross unrecognized tax benefits following authoritative accounting guidance. The following presents a roll forward of our unrecognized tax benefits and associated interest and penalties, as included in the Accrued Taxes line item in non-current liabilities in our Consolidated Balance Sheets.

(In thousands)	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at January 1, 2011	$69,633	$2,378	$72,011
Changes in prior year tax positions	(174)	—	(174)
Increase in current year tax positions	222	2,435	2,657
Reductions as a result of a lapse of the applicable statute of limitations	(30)	—	(30)

Balance at December 31, 2011	$69,651	$4,813	$74,464

Unrecognized tax benefits at December 31, 2011, if recognized, would favorably impact our effective tax rate by decreasing our tax provision by $68.9 million.

We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income tax. For each of the years ended December 31, 2011 and 2010, we accrued $2.4 million of interest and no penalties in our income tax provision. For the year ended December 31, 2009, we recognized no interest or penalties in our income tax provision and we had no amounts accrued for the payment of interest.

We entered into a tax sharing agreement with Potlatch upon the December 2008 spin-off that will generally govern each party’s rights, responsibilities and obligations with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the spin-off to be tax free. Under the tax sharing agreement, we expect that, with certain exceptions, we will be responsible for the payment of all income and non-income taxes attributable to our operations. The tax sharing agreement also sets forth our rights and responsibilities for tax obligations and refunds attributable to tax periods prior to the spin-off date.

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

NOTE 9

Accounts Payable and Accrued Liabilities

(In thousands)	2011	2010
Trade accounts payable	$65,040	$91,688
Accrued wages, salaries and employee benefits	37,430	42,066
Accrued taxes other than income taxes payable	11,257	10,249
Accrued utilities	7,265	8,514
Accrued discounts and allowances	5,588	4,981
Accrued interest	5,245	5,977
Accrued transportation	3,801	3,337
Other	9,005	17,792

	$144,631	$184,604

NOTE 10

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

The 2009 Notes are guaranteed by each of our existing and future direct and indirect domestic subsidiaries. The 2009 Notes are general unsecured obligations and are therefore not secured by our assets and are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2009 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

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

CITYFOREST INDUSTRIAL BONDS

Prior to our acquisition of Cellu Tissue, Cellu Tissue CityForest LLC, or CityForest, a wholly-owned subsidiary of Cellu Tissue, was party to a loan agreement, dated as of March 1, 1998, with the City of Ladysmith, Wisconsin. Pursuant to this agreement, the City of Ladysmith loaned the proceeds of its Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series 1998, or IRBs, to CityForest to finance the construction by CityForest of a solid waste disposal facility. As a result of our acquisition of Cellu Tissue, we assumed the IRBs. During the third quarter of 2011, we redeemed the remaining $15.2 million principal amount of outstanding IRBs.

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

As of December 31, 2011, there were no borrowings outstanding under the credit facility, but approximately $7.7 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 1.75% and 2.25% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.25% and 0.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of December 31, 2011, we would have been permitted to draw approximately $117 million under the credit facility at LIBOR plus 1.75%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or when an event of default exits, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of December 31, 2011, the fixed charge coverage ratio for the last twelve months was 2.8-to-1.0.

Our obligations under the revolving credit facility are secured by all accounts receivable, inventory and cash. The credit facility agreement contains various provisions that limit our discretion in the operation of our business by restricting our ability to, among other things:

¡	pay dividends or repurchase equity interests from our stockholders;

¡	create, incur or guarantee certain debt;

¡	incur liens on certain properties;

¡	make capital expenditures in amounts in excess of those permitted under the revolving credit agreement;

¡	enter into certain affiliate transactions;

¡	enter into certain hedging arrangements; and

¡	consolidate with or merge with another entity.

NOTE 11

Other Long-Term Obligations

(In thousands)	2011	2010
Long-term lease obligations, net of current portion	$25,546	$13,231
Deferred proceeds	13,040	635
Deferred compensation	8,100	6,561
Other	1,788	2,942

	$48,474	$23,369

NOTE 12

Savings, Pension and Other Postretirement Employee Benefit Plans

Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans including multiemployer plans, and Other Postretirement Employee Benefit, or OPEB, plans, each of which is discussed below.

401(k) Savings Plans

Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. The company contribution to the Clearwater Paper Corporation 401(k) Plan will be increased in 2012 in order to compensate for the closure to new participants and freezing of benefits to existing participants of the salaried pension plan. In 2011, 2010 and 2009, we made matching 401(k) contributions on behalf of employees of $8.1 million, $5.7 million and $5.5 million, respectively.

Defined Benefit Pension Plans

Substantially all of our salaried employees and a portion of our hourly employees are covered by company-sponsored noncontributory defined benefit pension plans.

In the fourth quarter of 2011, we recorded a curtailment loss of $2.8 million in net Periodic Benefit Cost, and a corresponding decrease in Other Comprehensive Income, as a result of the sale of our sawmill. In addition, we recorded a $0.4 million decrease in our pension liability with a corresponding decrease in Accumulated Other Comprehensive Loss. Effective December 15, 2010, the salaried pension plan was closed to new entrants, and effective December 31, 2011, the salaried pension plan was frozen and ceased accruing further benefits. As a result of these changes to the salaried pension plan, both announced in the fourth quarter of 2010, we recorded a loss of $0.2 million as well as a $14.2 million decrease in our pension liability with a corresponding decrease in Accumulated Other Comprehensive Loss.

Multiemployer Defined Benefit Plans

Hourly employees at two of our manufacturing facilities participate in multiemployer defined benefit pension plans: the Paper Industry Union Management Pension Fund, which is managed by United Steelworkers, or USW, Benefits; and the International Association of Machinist & Aerospace Workers National Pension Fund, or IAM. We make contributions to these plans, as well as make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is also managed by USW Benefits. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:

¡	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

¡	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

¡

If we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in these plans for the annual period ended December 31, 2011, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number, or EIN, and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act, or PPA, zone status available in 2011 and 2010 is for a plan’s year-end as of December 31, 2010, and December 31, 2009, respectively. The zone status is based on information that we received from the plans and is certified by the plans’ actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan, or FIP or a rehabilitation plan, or RP, is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. In 2011, the contribution rates for the IAM plan increased from $2.75 an hour to $3.00 an hour, affecting the comparability of the contributions year over year. Similarly, in November of 2011, the USW plan’s contribution rates increased from $2.4285 an hour to $2.6714 an hour. The rate increase was implemented in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. There have been no significant changes that affect the comparability of 2010 and 2009 contributions. We were listed in the USW Plan’s Form 5500 report as providing more than five percent of the total contributions for the years 2010 and 2009. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2011 plan years.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2011	2010		2011	2010	2009
IAM	51-6031295	002	Green	Green	N/A	$269	$244	$238	No	12/31/2013
USW	11-6166763	001	Red	Red	Implemented	5,648	5,218	4,915	Yes	8/31/2014

					Total Contributions:	$5,917	$5,462	$5,153

OPEB Plans

We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plans are primarily noncontributory.

Funded Status of Plans

As required by current standards governing the accounting for defined benefit pension and other postretirement plans, we recognized the funded status of our company-sponsored plans on our Consolidated Balance Sheets at December 31, 2011 and 2010. The funded status is measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement employee benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement employee benefit obligation.

We use a December 31 measurement date for our benefit plans.

The changes in benefit obligation, plan assets and funded status for company-sponsored benefit plans as of December 31 are as follows:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
(In thousands)	2011	2010	2011	2010
Benefit obligation at beginning of year	$272,012	$278,405	$141,519	$150,441
Service cost	7,725	8,018	702	995
Interest cost	15,092	15,374	6,857	7,712
Plan amendments	—	(14,175)	—	—
Mergers, sales, closures, special term benefits	(422)	—	—	—
Actuarial losses (gains)	28,552	(590)	(5,433)	(9,468)
Medicare Part D subsidies received	—	—	355	697
Benefits paid	(15,301)	(15,020)	(7,290)	(8,858)

Benefit obligation at end of year	307,658	272,012	136,710	141,519

Fair value of plan assets at beginning of year	216,650	182,477	16	14
Spin-off adjustment	—	(628)	2	2
Actual return on plan assets	4,456	24,470	—	—
Employer contribution	12,752	25,351	—	—
Benefits paid	(15,301)	(15,020)	—	—

Fair value of plan assets at end of year	218,557	216,650	18	16

Funded status at end of year	$(89,101)	$(55,362)	$(136,692)	$(141,503)

Amounts recognized in the Consolidated Balance Sheets:

Current liabilities	$(264)	$(254)	$(9,597)	$(9,495)
Noncurrent liabilities	(88,837)	(55,108)	(127,095)	(132,008)

Net amount recognized	$(89,101)	$(55,362)	$(136,692)	$(141,503)

Amounts recognized (pre-tax) in Accumulated Other Comprehensive Loss as of December 31 consist of:

	PENSION BENEFIT PLANS		OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
(In thousands)	2011	2010	2011	2010
Net loss	$176,439	$141,614	$21,258	$26,693
Prior service cost (credit)	2,525	6,494	(3,906)	(5,701)

Net amount recognized	$178,964	$148,108	$17,352	$20,992

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In thousands)	2011	2010
Projected benefit obligation	$307,658	$272,012
Accumulated benefit obligation	307,658	269,456
Fair value of plan assets	218,557	216,650

Pre-tax components of Net Periodic Cost and other amounts recognized in Other Comprehensive Income (Loss) for the years ended December 31 were as follows:

Net Periodic Cost (Benefit):

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
(In thousands)	2011	2010	2009	2011	2010	2009
Service cost	$7,725	$8,018	$7,043	$702	$995	$972
Interest cost	15,092	15,375	15,331	6,857	7,712	8,442
Expected return on plan assets	(19,532)	(19,391)	(19,881)	—	—	—
Amortization of prior service cost (credit)	1,193	1,205	1,446	(1,795)	(1,795)	(2,112)
Amortization of actuarial loss	8,382	8,671	6,843	—	2,083	3,549
Curtailments	2,776	183	—	—	—	—

Net periodic cost	$15,636	$14,061	$10,782	$5,764	$8,995	$10,851

Other amounts recognized in Other Comprehensive Income (Loss):

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
(In thousands)	2011	2010	2009	2011	2010	2009
Net loss (gain)	$43,207	$(19,216)	$2,413	$(5,435)	$(9,471)	$8,645
Prior service cost (credit)	(2,776)	(183)	—	—	—	—
Amortization of prior service (cost) credit	(1,193)	(1,205)	(1,446)	1,795	1,795	2,112
Amortization of actuarial loss	(8,382)	(8,671)	(6,843)	—	(2,083)	(3,549)

Total recognized in other comprehensive loss (income)	$30,856	$(29,275)	$(5,876)	$(3,640)	$(9,759)	$7,208

Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$46,492	$(15,214)	$4,906	$2,124	$(764)	$18,059

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year are $11.8 million and $0.6 million, respectively. The estimated prior service credit for the OPEB plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year is $(1.8) million.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 introduced a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Our actuaries determined that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. During 2011 and 2010, we received subsidy payments totaling $0.4 and 0.7 million for each respective year.

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2011	2010	2009	2011	2010	2009
Discount rate	4.90%	5.70%	5.75%	4.95%	5.60%	5.75%
Rate of salaried compensation increase	—	4.00	4.00	—	—	—

Weighted average assumptions used to determine the net periodic cost (benefit) for the years ended December 31 were:

	PENSION BENEFIT PLANS			OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
	2011	2010	2009	2011	2010	2009
Discount rate	5.70%	5.75%	6.15%	5.60%	5.75%	6.15%
Expected return on plan assets	8.00	8.50	8.50	—	—	—
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

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

The assumed health care cost trend rate used to calculate OPEB obligations and expense in 2011 were 7.5% and 8.0%, respectively, with both grading to 4.7% over approximately 60 years. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(In thousands)	1% INCREASE	1% DECREASE
Effect on total of service and interest cost components	$764	$(646)
Effect on postretirement employee benefit obligation	12,841	(11,043)

The investments of our defined benefit pension plans are held in a Master Trust. The assets of our OPEB plans are held within an Internal Revenue Code section 401(h) account for the payment of retiree medical benefits within the Master Trust.

The Master Trust has a securities lending agreement. The agreement authorizes the lending agent to loan securities owned by the Master Trust to an approved list of borrowers. Under the agreement, the lending agent is responsible for negotiating each loan for an unspecified term while retaining the power to terminate the loan at any time. At the time each loan is made, the lending agent requires collateral equal to, but not less than, 102% of the market value of the loaned securities and accrued interest. The Master Trust directs the agent as to the type of investment pool in which to invest the borrower’s collateral based on established policy with specific limits; accordingly, the right to receive the collateral and obligation to return it are disclosed as a component of Master Trust investments. While the securities are loaned, the Master Trust retains all rights of ownership, except it waives its right to vote such securities. Securities loaned subject to this securities lending agreement totaled $8.1 million at December 31, 2011. These securities are principally corporate common stocks.

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

Securities in the Master Trust are stated at fair value. Fair value is based upon quotations obtained from national securities exchanges, if available. Where securities do not have a quoted market price, the recorded amount represents estimated fair value. Many factors are considered in arriving at that fair market value. Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used during 2011.

¡	Corporate common and mutual funds: Investments are valued at quoted market prices.

¡	Common and collective trust: The investment in common and collective trusts is based on the fair value of the underlying assets and is expressed in units.

¡	Corporate debt securities: In general, corporate bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

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

The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company sponsored pension benefit plans:

	At December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,843	$—	$—	$9,843
Common and collective trusts:
International small cap	—	10,588	—	10,588
Global/International equity	—	13,748	—	13,748
Domestic equity – small/mid cap	—	15,939	—	15,939
International equity emerging markets	—	14,602	—	14,602
Common stocks:
Industrials	5,545	—	—	5,545
Energy	2,595	—	—	2,595
Consumer	9,714	—	—	9,714
Healthcare	4,321	—	—	4,321
Finance	10,235	—	—	10,235
Utilities	4,234	—	—	4,234
Information technology	4,847	—	—	4,847
Foreign	5,000	—	—	5,000
Mutual funds:
Foreign large blend	15,048	—	—	15,048
Long-term bond fund	99,728	—	—	99,728
Corporate debt securities	—	1,045	—	1,045

Subtotal	$171,110	$55,922	$—	$227,032
Payable held under securities lending agreement				(8,475)

Total investments at fair value				$218,557

	At December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,631	$—	$—	$12,631
Common and collective trusts:
International small cap	—	11,706	—	11,706
Global/International equity	—	15,488	—	15,488
Domestic equity – small/mid cap	—	18,744	—	18,744
International equity emerging markets	—	17,333	—	17,333
Common stocks:
Industrials	7,439	—	—	7,439
Energy	8,888	—	—	8,888
Consumer	9,775	—	—	9,775
Healthcare	5,718	—	—	5,718
Finance	11,527	—	—	11,527
Utilities	5,269	—	—	5,269
Information technology	8,309	—	—	8,309
Foreign	5,299	—	—	5,299
Mutual funds:
Foreign large blend	16,674	—	—	16,674
Long-term bond fund	70,695	—	—	70,695
Corporate debt securities	—	1,290	—	1,290

Subtotal	$162,224	$64,561	$—	$226,785
Payable held under securities lending agreement				(10,135)

Total investments at fair value				$216,650

Our OPEB plan had approximately $18,000 held in cash and equivalents at December 31, 2011, which were categorized as level 1.

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

Periodically, reviews of allocations within these ranges are made to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.

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

At December 31, 2011, eleven active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the committee.

Our company-sponsored pension plans were underfunded by $89.1 million at December 31, 2011 and $55.4 million at December 31, 2010. As a result of being underfunded, we are required to make contributions to our qualified pension plans. In 2011 we contributed $12.5 million to these pension plans. We also contributed $0.3 million to our non-qualified pension plan in 2011. Our cash contributions in 2012 are estimated to be approximately $20 million. We do not anticipate funding our OPEB plans in 2012 except to pay benefit costs as incurred during the year by plan participants.

Estimated future benefit payments, which reflect expected future service and expected Medicare prescription subsidy receipts, are as follows for the years indicated:

(In thousands)	PENSION BENEFIT PLANS	OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS	EXPECTED MEDICARE SUBSIDY
2012	$15,804	$10,337	$722
2013	16,373	10,623	711
2014	17,061	11,006	809
2015	18,013	11,291	843
2016	18,751	11,741	874
2017–2021	102,292	55,923	4,899

NOTE 13

Earnings Per Share

Basic and diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding and by the weighted average number of dilutive potential common shares, in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	2011	2010	2009
Basic average common shares outstanding	22,913,881	22,947,400	22,720,614
Incremental shares due to:
Restricted stock units	220,457	356,048	601,432
Performance shares	817,946	366,504	218,080

Diluted average common shares outstanding	23,952,284	23,669,952	23,540,126

Basic net earnings per common share	$1.73	$3.22	$8.03
Diluted net earnings per common share	1.66	3.12	7.75

Anti-dilutive shares excluded from calculation	88,674	—	23,938

All common share and per share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.

NOTE 14

Equity-Based Compensation Plans

The Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan, which has been approved by our stockholders, provides for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options, or stock appreciation rights to selected employees, outside directors, and consultants of the company. The Stock Plan became effective on December 16, 2008. Under the Stock Plan, we are authorized to issue up to approximately 4.1 million shares, which includes approximately 0.7 million additional shares authorized in connection with our acquisition of Cellu Tissue that are available for issuance as equity-based awards only to any employees, outside directors, or consultants who were not employed on December 26, 2010 by Clearwater Paper Corporation or any of its subsidiaries. At December 31, 2011, approximately 1.9 million shares were available for future issuance under the Stock Plan.

We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including RSUs and performance shares, based on estimated fair values and net of estimates of future forfeitures. Expense is classified in selling, general and administrative expense in our Consolidated Statements of Operations and is recognized on a straight-line basis over the requisite service periods of each award. Based on the terms of the Plan, retirement-eligible employees become fully vested in outstanding awards on the later of that date they reach retirement eligibility or at the end of the first calendar year of each respective grant. We account for this feature when determining the service period over which to recognize expense for each grant of RSUs and performance shares.

Employee equity-based compensation expense was recognized as follows:

	Year Ended
(In thousands)	2011	2010	2009
Restricted stock units	$1,212	$1,544	$2,218
Performance shares	5,446	3,275	794

Total employee equity-based compensation	$6,658	$4,819	$3,012

Related tax benefit	$2,290	$1,582	$1,018

RESTRICTED STOCK UNITS

RSUs granted under our Stock Plan are generally subject to a vesting period of one to three years. RSU awards will accrue dividend equivalents based on dividends paid, if any, during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate.

A summary of the status of outstanding unvested RSU awards as of December 31, 2011, 2010 and 2009, and changes during those years, is presented below:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at
January 1	437,272	$6.96	849,512	$7.04	564,938	$8.63
Granted	23,138	38.42	32,428	24.23	428,722	4.95
Vested	(286,486)	6.88	(425,556)	8.42	(36,694)	7.52
Forfeited	(4,580)	8.64	(19,112)	7.14	(107,454)	6.93

Unvested shares outstanding at December 31	169,344	11.33	437,272	6.96	849,512	7.04

Aggregate intrinsic value (in thousands)		$6,030		$17,119		$23,349

All common share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.

For RSU awards granted during 2011, the fair value of each share was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during 2011 was $2.0 million.

As of December 31, 2011, there was $0.6 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.4 years.

PERFORMANCE SHARES

Performance share awards granted under our Stock Plan have a three-year performance period, with generally the same service period, and shares are issued after the end of the period if the employee provides the requisite service and the performance measure is met. The performance measure is a comparison of the percentile ranking of our total stockholder return compared to the total stockholder return performance of a selected peer group. The performance measure is considered to represent a “market condition” under authoritative accounting guidance, and thus, the market condition is considered when determining the estimate of the fair value of the performance share awards. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%.

Performance share awards granted under our Stock Plan do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement. During the performance period, dividend equivalents accrue based on dividends paid, if any, and are converted into additional performance shares, which vest or are forfeited in the same manner as the underlying performance shares to which they relate. Generally, if an employee terminates prior to completing the requisite service period, all or a portion of their awards are forfeited and the previously recognized compensation cost is reversed. If an employee provides the requisite service through the end of the performance period, but the performance measure is not met, following authoritative guidance for awards with a market condition, previously recognized compensation cost is not reversed.

The fair value of performance share awards is estimated using a Monte Carlo simulation model. For performance shares granted in 2011, the following assumptions were used in our Monte Carlo model:

Closing price of stock on date of grant	$38.46
Risk free rate	1.16%
Measurement period	3 years
Volatility	81%

In addition to the above assumptions, the dividend yields for all companies were assumed to be zero since dividends are included in the definition of total shareholder return.

A summary of the status of outstanding performance share awards as of December 31, 2011, 2010 and 2009, and changes during those years, is presented below:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at
January 1	638,870	$13.00	524,588	$5.64	—	$—
Granted	110,668	57.18	141,522	39.36	562,182	5.59
Forfeited	—	—	(27,240)	8.14	(37,594)	4.94

Outstanding at
December 31	749,538	19.52	638,870	13.00	524,588	5.64

Aggregate intrinsic value (in thousands)		$26,691		$25,012		$14,418

All common share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.

On December 31, 2011, the performance period for performance shares granted in 2009 ended, and those performance shares will be settled and distributed in the first quarter of 2012.

As of December 31, 2011, there was $5.2 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 1.4 years.

DIRECTOR AWARDS

In connection with joining our Board of Directors, in January 2009 our outside directors were granted an award of phantom common stock units, which were credited to an account established on behalf of each director and vest ratably over a three-year period. In May 2010 and 2011, our outside directors were granted equity awards in the form of phantom common stock units as part of their annual compensation, which were credited to their accounts. Certain of the awards granted vest ratably over a one-year period. These accounts will be credited with additional phantom common stock units equal in value to dividends paid, if any, on the same amount of common stock. Upon separation from service as a director, the vested portion of the phantom common stock units held by the director in a stock unit account are converted to cash based upon the then market price of the common stock and paid to the director. Due to the cash-settlement feature of the awards, we recognize equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation expense totaling $1.5 million, $3.7 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 15

Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	2011		2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash and short-term investments (Level 1)	$64,209	$64,209	$148,660	$148,660
Foreign exchange forward contracts (Level 2)	—	—	95	95
Long-term debt (Level 1)	523,694	556,313	539,074	571,158

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

Cash, restricted cash and short-term investments and foreign exchange forward contracts are the only items measured at fair value on a recurring basis. The carrying amount of our short-term investments approximates fair value due to their very short maturity periods, and such investments are at or near market yields.

We do not have any financial assets measured at fair value on a nonrecurring basis. Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets that are measured at fair value resulting from impairment, if deemed necessary. There were no fair value adjustments to these nonfinancial assets during 2011, 2010 or 2009.

NOTE 16

Commitments and Contingencies

LEASES

We have operating leases covering manufacturing, office, warehouse and distribution space, equipment and vehicles expiring at various dates through 2018, as well as capital leases related to our North Carolina converting and manufacturing facilities. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

As of December 31, 2011, under current operating and capital lease contracts, we had future minimum lease payments as follows:

(In thousands)	Capital	Operating
2012	$2,287	$19,097
2013	2,330	14,765
2014	2,375	9,418
2015	2,420	5,843
2016	2,466	5,261
Thereafter	39,875	6,525

Total future minimum lease payments	$51,753	$60,909
Less interest portion	(27,193)
Present value of future minimum lease payments	$24,560

Rent expense was $16.1 million, $10.0 million and $10.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 17

Segment Information

We were organized in two reportable operating segments: Consumer Products and Pulp and Paperboard. Prior to January 1, 2011, intersegment pulp transfers from our Pulp and Paperboard segment to our Consumer Products segment were recorded as net sales for the Pulp and Paperboard segment at prevailing market prices and eliminated, on a consolidated basis, to reconcile the segments’ total net sales to our consolidated net sales. Commencing January 1, 2011, rather than recording the intersegment transfer of pulp through net sales, the costs of pulp are transferred from the Pulp and Paperboard segment to the Consumer Products segment. As a result, there are no eliminations required to reconcile our total consolidated net sales to the segments’ total net sales. In order to facilitate comparability with the 2010 and 2009 periods, the operating results have been recast to reflect the revised cost transfer methodology.

Following is a tabular presentation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the financial statements.

(In thousands)	2011	2010	2009
Segment net sales:
Consumer Products	$1,092,133	$570,047	$553,959
Pulp and Paperboard	835,840	802,918	696,110

Total segment net sales	$1,927,973	$1,372,965	$1,250,069

Operating income:
Consumer Products	$42,806	$80,791	$112,219
Pulp and PaperboardA	92,827	64,869	201,792

	135,633	145,660	314,011
Corporate and eliminationsA	(20,188)	(46,893)	(16,571)

Income from operations	$115,445	$98,767	$297,440

Depreciation and amortization:
Consumer Products	$50,391	$16,994	$16,022
Pulp and Paperboard	26,073	28,658	29,857
Corporate	469	2,076	1,539

Total depreciation and amortization	$76,933	$47,728	$47,418

Assets:
Consumer Products	$1,081,988	$969,450	$256,927
Pulp and Paperboard	355,886	377,674	386,748

	1,437,874	1,347,124	643,675
Corporate	133,444	198,212	303,788

Total Assets	$1,571,318	$1,545,336	$947,463

Capital Expenditures:
Consumer Products	$117,059	$33,902	$14,182
Pulp and Paperboard	15,355	10,208	4,362

	132,414	44,110	18,544
Corporate	5,329	2,923	784

Total Capital Expenditures	$137,743	$47,033	$19,328

A

Results for Pulp and Paperboard for 2011 included additional expenses associated with the sale of the Lewiston, Idaho sawmill, which were partially offset by LIFO inventory liquidation and other adjustments recorded at the corporate level.

Our manufacturing facilities and all other assets are located within the continental United States, except for one production facility in St. Catharines, Ontario, Canada. We sell and ship our products to customers in many foreign countries. Geographic information regarding our net sales is summarized as follows:

(In thousands)	2011	2010	2009
United States	$1,751,482	$1,236,400	$1,134,831
Japan	63,584	53,390	39,765
Canada	31,256	15,060	13,523
Taiwan	16,205	12,257	7,730
China	15,081	9,128	14,424
Mexico	13,619	9,843	7,932
Australia	6,246	6,173	7,838
Korea	5,426	6,258	9,290
Netherlands	3,163	4,181	627
Germany	3,042	2,729	979
Great Britain	1,767	271	2,827
Vietnam	1,133	4,523	944
India	585	2,856	304
Other foreign countries	15,384	9,896	9,055

Total Net Sales	$1,927,973	$1,372,965	$1,250,069

NOTE 18

Financial Results by Quarter (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
(In thousands— except per-share amounts)	2011	2010	2011	2010	2011	2010	2011	2010
Net Sales	$465,830	$330,621	$494,627	$343,860	$501,125	$352,927	$466,391	$345,557

Costs and expenses:
Cost of sales	(414,920)	(301,964)	(433,358)	(286,415)	(448,927)	(303,542)	(405,325)	(281,883)
Selling, general and administrative expenses	(27,364)	(18,093)	(27,476)	(20,145)	(26,815)	(20,886)	(28,343)	(41,270)

Total operating costs and expenses	(442,284)	(320,057)	(460,834)	(306,560)	(475,742)	(324,428)	(433,668)	(323,153)

Income from operations	23,546	10,564	33,793	37,300	25,383	28,499	32,723	22,404

Net earnings	$5,604	$458	$13,923	$20,568	$8,645	$14,988	$11,502	$37,786

Net earnings per common share
Basic	$0.25	$0.02	$0.60	$0.90	$0.38	$0.65	$0.51	$1.65
Diluted	0.24	0.02	0.59	0.87	0.37	0.64	0.48	1.60

All per common share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.

NOTE 19

Supplemental Guarantor Financial Information

On October 22, 2010, we issued the 2010 Notes. Certain of our domestic 100% owned subsidiaries guarantee the 2010 Notes on a joint and several basis. The 2010 Notes are not guaranteed by Interlake Acquisition Corporation Limited, or Interlake, and CityForest. Interlake is a foreign entity, and CityForest is excluded due to contractual restrictions associated with the IRBs that were in effect when we acquired Cellu Tissue. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations

Twelve Months Ended December 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,403,865	$460,689	$63,419	$—	$1,927,973
Cost of sales	(1,198,955)	(444,232)	(59,343)	—	(1,702,530)
Selling, general and administrative expenses	(89,019)	(17,913)	(3,066)	—	(109,998)

Total operating costs and expenses	(1,287,974)	(462,145)	(62,409)	—	(1,812,528)

Income (loss) from operations	115,891	(1,456)	1,010	—	115,445
Interest expense, net	(44,187)	(92)	(530)	—	(44,809)
Other, net	—	—	284	—	284

Earnings (loss) before income taxes	71,704	(1,548)	764	—	70,920
Income tax (provision) benefit	(34,018)	3,525	1,297	(2,050)	(31,246)
Equity in income (loss) of subsidiary	4,038	2,061	—	(6,099)	—

Net earnings (loss)	$41,724	$4,038	$2,061	$(8,149)	$39,674

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At December 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Total
ASSETS
Current assets:
Cash	$2,146	$901 $	$5,392		$—	$8,439
Restricted cash	769	—	—		—	769
Short-term investments	55,001	—	—		—	55,001
Receivables, net	100,600	66,580	9,009		—	176,189
Taxes receivable	8,957	709	334		—	10,000
Inventories	175,446	62,234	6,391		—	244,071
Deferred tax assets	27,801	2,950	194		8,521	39,466
Prepaid expenses	9,756	1,437	203		—	11,396

Total current assets	380,476	134,811	21,523		8,521	545,331
Property, plant and equipment, net	468,372	217,235	49,959		—	735,566
Goodwill	229,533	—	—		—	229,533
Intangible assets, net	—	42,873	6,875		—	49,748
Intercompany receivable (payable)	120,061	(155,395)	35,334		—	—
Investment in subsidiary	249,142	89,718	—		(338,860)	—
Other assets, net	10,815	325	—		—	11,140

TOTAL ASSETS	$1,458,399	$329,567	$113,691		$(330,339)	$1,571,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$109,549	$28,838	$6,244	$	$	144,631
Current liability for pensions and other postretirement employee benefits	9,861	—	—		—	9,861

Total current liabilities	119,410	28,838	6,244		—	154,492
Long-term debt	523,694	—	—		—	523,694
Liability for pensions and other postretirement employee benefits	215,932	—	—		—	215,932
Other long-term obligations	48,009	465	—		—	48,474
Accrued taxes	73,594	—	870		—	74,464
Deferred tax liabilities	(7,144)	51,122	16,859		8,521	69,358
Accumulated other comprehensive loss, net of tax	(115,265)	—	—		—	(115,265)
Stockholders’ equity excluding accumulated other comprehensive loss	600,169	249,142	89,718		(338,860)	600,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,458,399	$329,567	$113,691		$(330,339)	$1,571,318

In the Condensed Consolidating Balance Sheet at December 31, 2011, all goodwill has been included in the Issuer column as such goodwill is carried at the Consumer Products segment level.

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At December 31, 2010

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$15,719	$1,728	$1,481	$—	$18,928
Restricted cash	—	3,637	—	—	3,637
Short-term investments	126,095	—	—	—	126,095
Receivables, net	104,342	42,114	7,597	(718)	153,335
Taxes receivable	7,589	2,648	117	—	10,354
Inventories	172,098	46,631	9,592	—	228,321
Deferred tax assets	33,764	3,118	492	—	37,374
Prepaid expenses	8,773	2,191	451	—	11,415

Total current assets	468,380	102,067	19,730	(718)	589,459
Property, plant and equipment, net	377,957	222,446	54,053	—	654,456
Goodwill	—	181,197	48,336	—	229,533
Intangible assets, net	—	48,523	7,877	—	56,400
Intercompany receivable (payable)	306,262	(306,262)	—	—	—
Investment in subsidiary	242,948	87,657	—	(330,605)	—
Other assets, net	13,987	440	1,061	—	15,488

TOTAL ASSETS	$1,409,534	$336,068	$131,057	$(331,323)	$1,545,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$126,062	$46,572	$12,688	$(718)	$184,604
Current portion of long-term debt	—	—	760	—	760
Current liability for pensions and other postretirement employee benefits	9,749	—	—	—	9,749

Total current liabilities	135,811	46,572	13,448	(718)	195,113
Long-term debt, net of current portion	523,479	—	14,835	—	538,314
Liability for pensions and other postretirement employee benefits	187,116	—	—	—	187,116
Other long-term obligations	22,638	731	—	—	23,369
Accrued taxes	72,011	—	—	—	72,011
Deferred tax liabilities	130	45,817	15,117	—	61,064
Accumulated other comprehensive loss, net of tax	(98,352)	—	—	—	(98,352)
Stockholders’ equity excluding accumulated other comprehensive loss	566,701	242,948	87,657	(330,605)	566,701

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,409,534	$336,068	$131,057	$(331,323)	$1,545,336

Clearwater Paper Corporation

Condensed Consolidating Statement of Cash Flows

Twelve months Ended December 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$41,724	$4,038	$2,061	$(8,149)	$39,674
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	45,439	25,956	5,538	—	76,933
Deferred tax expense	7,264	5,473	2,040	—	14,777
Equity-based compensation expense	8,134	—	—	—	8,134
Employee benefit plans	16,897	—	—	—	16,897
Change in working capital, net	(133,142)	23,959	23,171	—	(86,012)
Change in taxes receivable, net	(1,368)	1,939	(217)	—	354
Excess tax benefits from equity-based payment arrangements	(885)	—	—	—	(885)
Change in non-current accrued taxes	2,453	—	—	—	2,453
Funding of qualified pension plans	(12,498)	—	—	—	(12,498)
Change in restricted cash, net	4,160	—	—	—	4,160
Other, net	3,734	672	2	—	4,408

Net cash (used in) provided by operating activities	(18,088)	62,037	32,595	(8,149)	68,395

CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	71,094	—	—	—	71,094
Additions to plant and equipment	(117,525)	(15,654)	(890)	—	(134,069)
Proceeds from sale of assets	12,826	—	—	—	12,826

Net cash used for investing activities	(33,605)	(15,654)	(890)	—	(50,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Cellu Tissue debt	—	—	(15,595)	—	(15,595)
Deferred loan fees	(638)	—	—	—	(638)
Purchase of treasury stock	(11,350)	—	—	—	(11,350)
Excess tax benefits from equity-based payment arrangements	885	—	—	—	885
Payment of employee restricted stock tax withholdings	(2,400)	—	—	—	(2,400)
Investment from (to) Parent	51,621	(47,210)	(12,560)	8,149	—
Other, net	2	—	—	—	2

Net cash provided by (used for) financing activities	38,120	(47,210)	(28,155)	8,149	(29,096)

Effect of exchange rate changes	—	—	361	—	361

(Decrease) increase in cash	(13,573)	(827)	3,911	—	(10,489)
Cash at beginning of period	15,719	1,728	1,481	—	18,928

Cash at end of period	$2,146	$901	$5,392	$—	$8,439

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Clearwater Paper Corporation:

We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clearwater Paper Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Clearwater Paper Corporation:

We have audited Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Clearwater Paper Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Clearwater Paper Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clearwater Paper Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 24, 2012

CLEARWATER PAPER CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	AMOUNTS CHARGED (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS[1]	BALANCE AT END OF YEAR
Reserve deducted from related assets:
Doubtful accounts – Accounts receivable
Year ended December 31, 2011	$1,004	$993	$(251)	$1,746
Year ended December 31, 2010	966	89	(51)	1,004
Year ended December 31, 2009	1,121	678	(833)	966

[1]	accounts written off, net of recoveries.

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.

Controls and Procedures

Evaluation of Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision of and with the participation of our CEO and our CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2011 our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

ITEM 9B.

Other Information

None.

Part III

ITEM 10.

Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be filed on or about March 26, 2012, for the 2012 annual meeting of stockholders, referred to in this report as the 2012 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report in Item 1. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference.

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

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2011, the members of that committee were Boh A. Dickey (Chair), William D. Larsson and William T. Weyerhaeuser. The Board of Directors has determined that Messrs. Dickey and Larsson are each an “audit committee financial expert” and that they and Mr. Weyerhaeuser are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.

Executive Compensation

Information required by Item 11 of Part III is included under the heading “Compensation Discussion and Analysis” in our 2012 Proxy Statement, to be filed on or about March 26, 2012, relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our 2012 Proxy Statement, to be filed on or about March 26, 2012, relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The following table provides certain information as of December 31, 2011, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS[2]	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	1,810,894	—	1,906,236
Equity compensation plans not approved by security holders	—	—	—

Total	1,810,894	—	1,906,236

[1]

Includes 1,499,056 performance shares and 311,838 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share and RSU programs, not including future dividend equivalents, if any are paid.

[2]	Performance shares and RSUs do not have exercise prices and therefore are not included in the weighted average exercise price calculation.

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2012 Proxy Statement, to be filed on or about March 26, 2012, relating to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.

Principal Accounting Fees and Services

Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2012 Proxy Statement relating, to be filed on or about March 26, 2012, to our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.

Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS

Our consolidated financial statements are listed in the Index to Financial Statements and Schedules on page 41 of this report.

FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statement schedules are listed in the Index to Financial Statements and Schedule on page 41 of this report.

EXHIBITS

Exhibits are listed in the Exhibit Index on pages 84-87 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/S/ GORDON L. JONES
Gordon L. Jones
Chairman and Chief Executive Officer

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

BY	/S/ GORDON L. JONES Gordon L. Jones	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2012

BY	/S/ LINDA K. MASSMAN Linda K. Massman	President, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)	February 24, 2012

BY	/S/ JOHNATHAN D. HUNTER Johnathan D. Hunter	Vice President, Corporate Controller (Duly Authorized Officer; Principal Accounting Officer)	February 24, 2012

	* Frederic W. Corrigan	Director	February 24, 2012

	* Boh A. Dickey	Director	February 24, 2012

	* William D. Larsson	Director	February 24, 2012

	* Michael T. Riordan	Director	February 24, 2012

	* Dr. William T. Weyerhaeuser	Director	February 24, 2012

*By	/S/ MICHAEL S. GADD
Michael S. Gadd (Attorney-in-fact)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION

2.1*	Separation and Distribution Agreement, dated December 15, 2008, between Clearwater Paper Corporation (the “Company”) and Potlatch Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on December 18, 2008).

2.2*	Agreement and Plan of Merger, dated as of September 15, 2010, by and among the Company, Cellu Tissue Holdings, Inc., and Sand Dollar Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2010).

3.1*	Restated Certificate of Incorporation of the Company, effective as of December 16, 2008, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

3.2*	Amended and Restated Bylaws of the Company, effective as of December 16, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

4.1*	Indenture, dated as of June 11, 2009, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the Commission on June 12, 2009).

4.2*	Form of 10 5/8% Senior Notes due 2016 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the Commission on June 12, 2009).

4.3*	Indenture, dated as of October 22, 2010, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the Commission on October 27, 2010).

4.4*	Form of 7 1/8% Senior Notes due 2018 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the Commission on October 27, 2010).

10.1*	Employee Matters Agreement, dated December 15, 2008, between the Company and Potlatch Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010).

10.2*	Tax Sharing Agreement, dated December 15, 2008, among the Company, Potlatch Corporation, Potlatch Forest Holdings, Inc. and Potlatch Land & Lumber, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

10.3*	Loan and Security Agreement, dated as of November 26, 2008, by and among the Company and Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2008).

10.3(i)*	First Amendment to Loan and Security Agreement, dated as of September 15, 2010, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2010).

10.3(ii)*	Second Amendment to Loan and Security Agreement, dated as of October 22, 2010, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2010).

10.3(iii)*	Third Amendment to Loan and Security Agreement, dated as of February 7, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3(iii) to the Company’s Annual Report on Form 10-K filed with the Commission on March 11, 2011).

10.3(iv)*	Fourth Amendment to Loan and Security Agreement, dated as of March 2, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3(iv) to the Company’s Annual Report on Form 10-K filed with the Commission on March 11, 2011).

10.3(v)*	Fifth Amendment to Loan and Security Agreement, dated as of March 2, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2011).

10.3(vi)*	Sixth Amendment to Loan and Security Agreement, dated as of March 2, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2011).

10.4*[1]	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Commission on November 19, 2008).

10.5*[1]	Employment Agreement between Gordon L. Jones and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.6*[1]	Employment Agreement between Linda K. Massman and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.8*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.8(i)*[1]	Amendment No. 1 to Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2010).

10.8(ii)*[1]	Amendment No. 2 to Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2011).

10.9*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.9(i)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment to Performance Share Agreement, effective March 2, 2009 (incorporated by reference to Exhibit 10.11(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.9(ii)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement, as amended and restated May 12, 2009, to be used for performance share awards approved subsequent to May 12, 2009, (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010).

10.9(iii)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement, as amended and restated December 1, 2009, to be used for annual performance share awards approved subsequent to December 31, 2009 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010).

10.9(iv)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 14, 2011).

10.10*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.10(i)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, as amended and restated May 12, 2009, to be used for restricted stock unit awards approved subsequent to May 12, 2009 (incorporated by reference to Exhibit 10.12(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.10(ii)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, as amended and restated December 1, 2009, to be used for annual restricted stock unit awards approved subsequent to December 31, 2009, filed as Exhibit 10.12(ii) to the Current Report on Form 8-K filed by the Registrant on December 4, 2009.

10.10(iii)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of RSU Deferral Agreement for Annual LTIP and Founders Grant RSUs (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 14, 2011).

10.10(iv)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of RSU Deferral Agreement for Founders Grant RSUs (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 14, 2011).

10.10(v)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Award, to be used for annual restricted stock unit awards approved subsequent to December 31, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 14, 2011).

10.11*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.11(i)*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.12*[1]	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.14(i) to the Company’s Current Report on Form 8-K filed with the Commission on May 14, 2010).

10.13*[1]	Clearwater Paper Corporation Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.13(i)*[1]	Amendment to Clearwater Paper Corporation Management Deferred Compensation Plan, dated April 27, 2010 (incorporated by reference to Exhibit 10.15(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2010).

10.14*[1]	Clearwater Paper Corporation Severance Program for Executive Employees (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.14(i)*[1]	Amendment to the Clearwater Paper Corporation Severance Program for Executive Employees, dated May 6, 2009 (incorporated by reference to Exhibit 10.16(i) to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2009).

10.15[1]	Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan.

10.16*[1]	Clearwater Paper Corporation Benefits Protection Trust Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008).

10.17*[1]	Clearwater Paper Corporation Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Clearwater Paper Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Balance Sheets at December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009 and (vi) Notes to Consolidated Financial Statements.

*	Incorporated by reference.

[1]	Management contract or compensatory plan, contract or arrangement.

