Form 10-Q
period 2012-03-31
Clearwater Paper Corp
filed 2012-05-04
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Yes   ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of April 20, 2012 was 23,381,202.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.	Condensed Consolidated Financial Statements

Clearwater Paper Corporation

Condensed Consolidated Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales	$457,798	$465,830

Costs and expenses:
Cost of sales	(403,076)	(414,920)
Selling, general and administrative expenses	(29,074)	(27,364)

Total operating costs and expenses	(432,150)	(442,284)

Income from operations	25,648	23,546
Interest expense, net	(9,728)	(11,333)
Other, net	—	(476)

Earnings before income taxes	15,920	11,737
Income tax provision	(12,194)	(6,133)

Net earnings	$3,726	$5,604

Net earnings per common share:
Basic	$0.16	$0.25
Diluted	0.16	0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

All common share and per share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.

Clearwater Paper Corporation

Condensed Consolidated Statements of Comprehensive Income

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net earnings	$3,726	$5,604

Other comprehensive income, net of tax:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax expense of $1,286 and $1,002	1,978	1,567
Amortization of prior service credit included in net periodic cost, net of tax benefit of $114 and $59	(176)	(92)
Foreign currency translation adjustment	—	1,172
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	(58)

Other comprehensive income, net of tax	1,802	2,589

Comprehensive income	$5,528	$8,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Balance Sheets

Unaudited (Dollars in thousands – except per-share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$24,544	$8,439
Restricted cash	770	769
Short-term investments	25,000	55,001
Receivables, net	179,583	176,189
Taxes receivable	14,508	10,000
Inventories	244,722	244,071
Deferred tax assets	27,573	39,466
Prepaid expenses	10,718	11,396

Total current assets	527,418	545,331

Property, plant and equipment, net	768,339	735,566
Goodwill	229,533	229,533
Intangible assets, net	48,117	49,748
Other assets, net	10,560	11,140

TOTAL ASSETS	$1,583,967	$1,571,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$173,806	$144,631
Current liability for pensions and other postretirement employee benefits	9,861	9,861

Total current liabilities	183,667	154,492

Long-term debt	523,752	523,694
Liability for pensions and other postretirement employee benefits	200,246	215,932
Other long-term obligations	47,560	48,474
Accrued taxes	78,107	74,464
Deferred tax liabilities	69,341	69,358
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.00005 per share, 100,000,000 authorized shares, 23,825,750 and 23,101,710 shares issued	1	1
Additional paid-in capital	306,827	315,965
Retained earnings	299,279	295,553
Treasury stock, at cost, common shares-333,300 shares repurchased	(11,350)	(11,350)
Accumulated other comprehensive loss, net of tax	(113,463)	(115,265)

Total stockholders’ equity	481,294	484,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,583,967	$1,571,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,726	$5,604
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,548	18,669
Deferred tax expense	11,876	2,001
Equity-based compensation expense	1,080	1,954
Employee benefit plans	1,682	2,397
Change in working capital, net	15,772	3,117
Change in taxes receivable, net	(4,508)	10,354
Excess tax benefits from equity-based payment arrangements	(2,145)	—
Changes in non-current accrued taxes	3,643	710
Funding of qualified pension plans	(15,525)	(8,500)
Other, net	3,294	2,275

Net cash provided by operating activities	38,443	38,581

CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	30,001	(14,000)
Additions to plant and equipment	(41,521)	(23,492)

Net cash used for investing activities	(11,520)	(37,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Cellu Tissue debt	—	(380)
Excess tax benefits from equity-based payment arrangements	2,145	—
Payment of tax withholdings on equity-based payment arrangements	(12,963)	(1,470)
Other, net	—	873

Net cash used for financing activities	(10,818)	(977)

Effect of exchange rate changes	—	52

Increase in cash	16,105	164
Cash at beginning of period	8,439	18,928

Cash at end of period	$24,544	$19,092

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$—	$92
Cash paid for income taxes	3,036	10,544
Cash received from income tax refunds	600	29,152
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
ACTIVITIES:
Increase (decrease) in accrued plant and equipment	$8,670	$(700)
Property acquired under capital lease	—	8,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited

NOTE 1 Nature of Operations and Basis of Presentation

GENERAL

We are principally engaged in the manufacturing and selling of pulp-based products. We currently manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, foam, bleached paperboard and pulp at 15 manufacturing locations in the U.S. and Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. Our products primarily utilize pulp made from wood fiber. Other major cost categories include chemicals, transportation, energy, packaging, and costs associated with our manufacturing facilities.

On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue, and consolidated the acquisition in our financial statements as of that date. The financial position and results of Cellu Tissue’s operations and cash flows are fully reflected in these condensed consolidated financial statements.

On November 28, 2011, we sold our Lewiston, Idaho sawmill to Idaho Forest Group, or IFG, of Coeur d’Alene, Idaho. The transaction included the sale of our sawmill, planer mill, dry kilns and related assets along with log and finished goods inventories and timber under contract, in the aggregate amount of approximately $30 million. This sawmill was our only wood products facility.

FINANCIAL STATEMENT PREPARATION AND PRESENTATION

The accompanying Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, and the related Condensed Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three months ended March 31, 2012 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, or SEC, on February 24, 2012.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant areas requiring the use of estimates and measurement of uncertainty include determination of net realizable value for deferred tax assets, assessment of impairment of long-lived assets and goodwill, assessment of environmental matters, equity-based compensation and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

As of March 31, 2012, all restricted cash was classified as current and included in “Restricted cash” on our Condensed Consolidated Balance Sheet. Our short-term investments are invested largely in demand deposits, which have very short maturity periods, and they therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of both March 31, 2012 and December 31, 2011, we had an allowance for doubtful accounts of $1.7 million.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,360.9 million and $1,342.7 million at March 31, 2012 and December 31, 2011, respectively.

For the three months ended March 31, 2012 and 2011, respectively, we capitalized $2.1 million and $0.5 million of interest expense associated with the construction of our new tissue manufacturing and converting facilities in Shelby, North Carolina.

STOCKHOLDERS’ EQUITY

On July 28, 2011, we announced that our Board of Directors had declared a two-for-one stock split of our outstanding shares of common stock, which was effected in the form of a stock dividend distributed on August 26, 2011 to shareholders of record on August 12, 2011. On the August 26, 2011 distribution date, there were 11,373,460 shares of common stock outstanding. Immediately following the distribution date, there were 22,746,920 outstanding shares of common stock. All common share and per share amounts disclosed in our notes to the condensed consolidated financial statements have been adjusted for the stock split effected in the form of a stock dividend.

In addition, we also announced on July 28, 2011, that our Board of Directors had authorized the repurchase of up to $30.0 million of our common stock. Under our stock repurchase program, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors. During our first quarter of 2012 we did not repurchase any shares of our outstanding common stock. As of March 31, 2012, we had $18.7 million authorization remaining pursuant to our share repurchase program. We account for share repurchases under the program as treasury stock and record the amounts paid to repurchase shares at cost as a component of stockholders’ equity. We have not retired any treasury shares and may choose to reissue shares held in treasury stock in a future period.

DERIVATIVES

We had no activity during the three months ended March 31, 2012 and 2011 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of March 31, 2012, these contracts covered approximately 33% of our expected average monthly natural gas requirements for the remainder of 2012, plus lesser amounts for 2013. These contracts qualify for treatment as “normal purchases or normal sales” under authoritative guidance and thus require no mark-to-market adjustment.

NOTE 2 Recently Adopted and New Accounting Standards

We reviewed all new accounting pronouncements issued in the period and concluded that they are not applicable to our business.

NOTE 3 Inventories

Inventories at the balance sheet dates consist of:

	March 31,	December 31,
(In thousands)	2012	2011
Pulp, paperboard and tissue products	$165,370	$162,426
Materials and supplies	61,795	62,376
Logs, pulpwood and wood fiber	17,557	17,713
Lumber	—	1,556

	$244,722	$244,071

Inventories are stated at the lower of market or current average cost using the average cost method. The last-in, first-out, or LIFO, method was previously used to determine cost of logs, wood fiber and the majority of lumber until the sale of our sawmill in November 2011. During the period ended March 31, 2012, the remaining lumber inventory from the sawmill was sold. The sale of this inventory, which was valued at costs prevailing in prior years under the LIFO method, had the effect of increasing earnings in the period ended March 31, 2012 by an immaterial amount.

NOTE 4 Intangible Assets

Intangible assets at the balance sheet dates are comprised of the following:

	March 31, 2012
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$(7,071)	$42,929
Trade names and trademarks	10.0	5,300	(662)	4,638
Non-compete agreements	2.5	1,100	(550)	550

Total intangible assets		$56,400	$(8,283)	$48,117

	December 31, 2011
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$(5,682)	$44,318
Trade names and trademarks	10.0	5,300	(530)	4,770
Non-compete agreements	2.5	1,100	(440)	660

Total intangible assets		$56,400	$(6,652)	$49,748

NOTE 5 Taxes

Consistent with authoritative guidance, our estimated annual effective tax rate is used to allocate expected annual income tax expense to interim periods. The rate is the ratio of estimated annual income tax expense to estimated pre-tax ordinary income, and excludes “discrete items”, which are significant, unusual or infrequent items reported separately net of their related tax effect. The estimated annual effective tax rate is applied to the current interim period’s ordinary income to determine the income tax expense allocated to the interim period. The income tax effects of discrete items are then determined separately and recognized in the interim period in which the income or expense items arise.

Our estimated annual effective tax rate for 2012 is 34.6%, compared with 35.8% for the comparable interim period in 2011. We recorded income tax expense of $12.2 million in the three months ended March 31, 2012 compared to $6.1 million in the three months ended March 31, 2011. The actual rate for the three months ended March 31, 2012 was 76.6%, compared to a rate of 52.2% for the same period of 2011, resulting from the net impact of reporting discrete items in each reporting period totaling net expense of approximately $6.7 million and $1.9 million, respectively.

The net increase to our tax expense and effective tax rate in the first quarter of 2012 was primarily the result of net discrete expense of $5.5 million resulting from our decision to convert certain gallons of alternative fuel originally claimed in 2009 under the Alternative Fuel Mixture Tax Credit, or AFMTC, which had been converted by us in 2010 to the Cellulosic Biofuel Producer Credit, or CBPC, back to gallons under the AFMTC. The $5.5 million is comprised of $2.5 million relating to the conversion back to the AFMTC and a resulting additional $3.0 million increase in our liabilities for uncertain tax positions.

We are registered with the Internal Revenue Service, or IRS, as both an alternative fuel mixer and a producer of cellulosic biofuel. During 2009 we received refundable tax credit payments in connection with our use of “black liquor”, a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. The AFMTC expired on December 31, 2009. The CBPC enables us to claim $1.01 per gallon in regards to black liquor produced and used as a fuel by us at our pulp mills in 2009. During 2010, the IRS clarified the ability to convert gallons previously claimed under the AFMTC to gallons claimed under the CBPC and as a result we determined that we would convert certain gallons from the AFMTC to the CBPC, which created CBPC carryforward credits. As of December 31, 2011 we included $15.9 million of CBPC carryforwards in our consolidated balance sheet as a component of deferred taxes. A conversion of gallons claimed under the AFMTC to gallons claimed under the CBPC is considered a highly certain tax position. Additionally gallons originally claimed under the AFMTC and subsequently converted to gallons claimed under the CBPC and carried forward can also be re-converted back to the AFMTC, which is also considered a highly certain tax position.

In the first quarter of 2012 Congress identified the elimination or modification of the CBPC in connection with black liquor as a possible revenue source. Such proposed legislative action, if enacted, could limit or eliminate our ability to convert AFMTC gallons to CBPC gallons and/or CBPC gallons to AFMTC gallons and, accordingly, limit or eliminate our ability to claim carryforward credits. Although provisions relating to the CBPC and the AFMTC were removed from the legislation, the ultimate outcome of these provisions or future provisions could be adverse. As a result, we made the determination to convert all gallons relating to CBPC carryforwards back to the AFMTC, and as of March 31, 2012 we have no remaining CBPC carryforwards. Although under current federal tax law we have the ability to convert gallons claimed under the AFMTC to gallons claimed under the CBPC until 2013, we do not currently intend to do so. The impact of converting our outstanding CBPC carryforwards back to the AFMTC resulted in a net discrete expense of $2.5 million in the first quarter of 2012.

There is relatively little guidance regarding the AFMTC and the law governing the issue is complex. Accordingly, there remains uncertainty as to our qualification to receive the tax credit in 2009, as well as to whether we will be entitled to retain the amounts we received upon further review by the IRS. In addition, while it is our position that payments received or credits taken in relation to the AFMTC should not be subject to corporate income tax, there can be no assurance as to whether or not the amounts we have received will be subject to taxation. As a result of converting CBPC carryforwards back to AFMTC in the period ended March 31, 2012, we increased our liabilities for uncertain tax positions by $3.0 million.

The net increase to our tax expense and effective tax rate in the first quarter of 2011 was primarily the result of discrete expenses for interest accrued on uncertain tax positions and the impact of reevaluating our state tax structure as Cellu Tissue was being integrated into our operations, partially offset by a benefit associated with certain transaction costs relating to the Cellu Tissue acquisition that were determined to be deductible under the Internal Revenue Code.

We have tax benefits relating to excess equity-based compensation that are being utilized to reduce our U.S. taxable income. Our Condensed Consolidated Balance Sheet reflects deferred tax assets comprised of net operating losses and tax credit carryforwards excluding amounts impacted by excess equity-based compensation. We have historically elected to follow the “with-and-without” or “incremental” method for ordering tax benefits derived from employee equity-based compensation awards. As a result of this method, net operating loss carryforwards and tax credit carryforwards not generated from equity-based compensation are utilized before the current period’s equity-based tax deduction (excess tax benefits from equity-based compensation awards are recognized last). Excess tax benefits from equity-based compensation awards that are determined to reduce U.S. taxable income following this method are recognized when realized as increases to additional paid-in capital as a component of stockholders’ equity. During the first quarter ended March 31, 2012, we generated excess tax benefits of $13.9 million relating to the release of vested performance share and restricted stock unit awards to employees, of which $2.1 million has been allocated to additional paid-in capital and reduced income taxes payable. As of March 31, 2012 we had a total amount of excess tax benefits that are not recognized on our condensed consolidated balance sheet of approximately $15.0 million.

NOTE 6 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	March 31, 2012	December 31, 2011
Trade accounts payable	$89,969	$65,040
Accrued wages, salaries and employee benefits	36,677	37,430
Accrued interest	15,884	5,245
Accrued taxes other than income taxes payable	10,237	11,257
Accrued utilities	6,888	7,265
Accrued discounts and allowances	4,600	5,588
Accrued transportation	3,350	3,801
Other	6,201	9,005

	$173,806	$144,631

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

Prior to June 15, 2012, we may redeem, at any time at our option, up to 35% of the aggregate principal amount of the 2009 Notes with the net proceeds of qualified equity offerings at a redemption price equal to 110.625% of the principal amount thereof plus accrued and unpaid interest. We have the option to redeem all or a portion of the 2009 Notes at any time prior to June 15, 2013 at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium and accrued and unpaid interest. On or after June 15, 2013, we may redeem all or a portion of the 2009 Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2009 Notes upon the sale of certain assets and upon a change of control.

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

As of March 31, 2012, there were no borrowings outstanding under the credit facility, but approximately $7.7 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 1.75% and 2.25% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.25% and 0.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of March 31, 2012, we would have been permitted to draw approximately $117 million under the credit facility at LIBOR plus 1.75%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of March 31, 2012, the fixed charge coverage ratio for the last twelve months was 2.9-to-1.0.

Our obligations under the revolving credit facility are secured by all accounts receivable, inventory and cash. The terms of the credit facility agreement contain various provisions that limit our discretion in the operations of our business by restricting our ability to, among other things pay dividends; redeem or repurchase capital stock; create, incur or guarantee certain debt; incur liens on certain properties; make capital expenditures in amounts in excess of those permitted under the revolving credit agreement; enter into certain affiliate transactions; enter into certain hedging arrangements; and consolidate with or merge with another entity.

NOTE 8 Other Long-Term Obligations

Other long-term obligations at the balance sheet dates consist of:

(In thousands)	March 31, 2012	December 31, 2011
Long-term lease obligations, net of current portion	$25,498	$25,546
Deferred proceeds	12,492	13,040
Deferred compensation	7,722	8,100
Other	1,848	1,788

	$47,560	$48,474

NOTE 9 Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost of our pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

	Three Months Ended March 31,
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2012	2011	2012	2011
Service cost	$600	$1,643	$202	$268
Interest cost	3,663	3,759	1,633	1,914
Expected return on plan assets	(4,900)	(4,810)	—	—
Amortization of prior service cost (credit)	159	298	(449)	(449)
Amortization of actuarial loss	2,948	2,046	316	523

Net periodic cost	$2,470	$2,936	$1,702	$2,256

As discussed in the notes to our consolidated financial statements in our 2011 Form 10-K, our company-sponsored pension plans were underfunded by $89.1 million at December 31, 2011. The underfunded status as of December 31, 2011 increased by $33.7 million over the underfunded status as of December 31, 2010, primarily due to lower discount rates and low returns on pension asset investments. As a result of being underfunded, we are required to make contributions to our qualified pension plans. During the three months ended March 31, 2012, we contributed $15.5 million to these pension plans. Our remaining required contributions to our qualified pension plans in 2012 are expected to be approximately $5.0 million (plus interest).

During the three months ended March 31, 2012, we made less than $0.1 million of contributions to our non-qualified pension plan, and we estimate contributions will total $0.3 million in 2012. We do not anticipate funding our OPEB plans in 2012 except to pay benefit costs as incurred during the year by plan participants.

NOTE 10 Earnings Per Common Share

Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended March 31,
	2012	2011
Basic average common shares outstanding	23,079,214	23,026,432
Incremental shares due to:
Restricted stock units	180,713	256,178
Performance shares	156,573	395,532

Diluted average common shares outstanding	23,416,500	23,678,142

Basic net earnings per common share	$0.16	$0.25
Diluted net earnings per common share	0.16	0.24

Anti-dilutive shares excluded from calculation	173,753	133,024

NOTE 11 Equity-Based Compensation

We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units and performance shares, based on estimated fair values.

Employee equity-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Restricted stock units	$156	$245
Performance shares	1,347	874

Total employee equity-based compensation	$1,503	$1,119

As provided for in our 2008 Stock Plan, the performance measure used to determine the number of performance shares ultimately issued is a comparison of the percentile ranking of our total stockholder return compared to the total stockholder return performance of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%.

On December 31, 2011, the service and performance period for 499,680 outstanding performance shares granted in 2009 ended. Those performance shares were settled and distributed in the first quarter of 2012. The number of shares actually settled, as a percentage of the outstanding amount, was 200%. Additionally, 257,112 restricted stock units vested in the first quarter of 2012, of which 90,856 shares were settled and distributed during the period and 166,256 shares were deferred for future issuance. After accounting for shares withheld for the payment of minimum tax withholdings on these equity-based payment arrangements, a net amount of 724,040 shares were issued in the first quarter of 2012. The total amount of cash paid for minimum tax withholdings during the first quarter of 2012 was approximately $13.0 million. Amounts withheld for the payment of minimum tax withholdings are accounted for as reductions to additional paid-in capital. Shares issued as a result of the distribution of performance shares and restricted stock units were issued as new shares outstanding. We did not use treasury shares to settle these equity-based payment arrangements.

The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the three months ended March 31, 2012 and the grant-date fair value of the awards:

	Three Months Ended March 31, 2012
	Number of Awards	Fair Value of Awards Per Share
Restricted stock units	29,797	$35.41
Performance shares	143,370	40.24

DIRECTOR AWARDS

We recorded director equity-based compensation income totaling $0.4 million for the three months ended March 31, 2012, as a result of a lower stock price at the end of the period compared to the beginning of the period. We recorded an expense of $0.8 million for the three months ended March 31, 2011.

NOTE 12 Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	March 31, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, restricted cash, and short-term investments (Level 1)	$50,314	$50,314	$64,209	$64,209
Long-term debt (Level 1)	523,752	565,500	523,694	556,313

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

NOTE 13 Segment Information

The table below presents information about our reportable segments:

	Three Months Ended March 31,
(In thousands)	2012	2011
Segment net sales:
Consumer Products	$277,830	$269,252
Pulp and Paperboard	179,968	196,578

Total segment net sales	$457,798	$465,830

Operating income:
Consumer Products	$26,271	$13,815
Pulp and Paperboard[1]	11,658	15,648

	37,929	29,463
Corporate and eliminations	(12,281)	(5,917)

Income from operations	$25,648	$23,546

Depreciation and amortization:
Consumer Products	$13,165	$11,961
Pulp and Paperboard	6,011	6,589
Corporate	372	119

Total depreciation and amortization	$19,548	$18,669

[1]

Results for Pulp and Paperboard for the three months ended March 31, 2012 included income and expenses associated with the November 2011 sale of the Lewiston, Idaho sawmill that were immaterial in the aggregate.

NOTE 14 Supplemental Guarantor Financial Information

On October 22, 2010 we issued the 2010 Notes. Certain of our 100% owned, domestic subsidiaries guarantee the 2010 Notes on a joint and several basis. The 2010 Notes are not guaranteed by Interlake Acquisition Corporation Limited or Cellu Tissue CityForest, LLC. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$337,551	$106,968	$13,279	$—	$457,798
Cost and expenses:
Cost of sales	(292,943)	(98,478)	(11,655)	—	(403,076)
Selling, general and administrative expenses	(27,442)	(1,413)	(219)	—	(29,074)

Total operating costs and expenses	(320,385)	(99,891)	(11,874)	—	(432,150)

Income from operations	17,166	7,077	1,405	—	25,648
Interest expense, net	(9,728)	—	—	—	(9,728)

Earnings before income taxes	7,438	7,077	1,405	—	15,920
Income tax provision	(9,372)	(1,199)	(638)	(985)	(12,194)
Equity in income (loss) of subsidiary	6,645	767	—	(7,412)	—

Net earnings (loss)	$4,711	$6,645	$767	$(8,397)	$3,726

Other comprehensive income, net of tax	1,802	—	—	—	1,802

Comprehensive income (loss)	$6,513	$6,645	$767	$(8,397)	$5,528

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$342,482	$106,096	$17,252	$—	$465,830
Cost and expenses:
Cost of sales	(297,133)	(101,891)	(15,896)	—	(414,920)
Selling, general and administrative expenses	(21,037)	(5,440)	(887)	—	(27,364)

Total operating costs and expenses	(318,170)	(107,331)	(16,793)	—	(442,284)

Income (loss) from operations	24,312	(1,235)	469	—	23,546
Interest expense, net	(11,068)	(33)	(232)	—	(11,333)
Other, net	—	—	(476)	—	(476)

Earnings (loss) before income taxes	13,244	(1,268)	(239)	—	11,737
Income tax provision	(4,352)	(1,167)	(614)	—	(6,133)
Equity in income (loss) of subsidiary	(3,288)	(853)	—	4,141	—

Net earnings (loss)	$5,604	$(3,288)	$(853)	$4,141	$5,604

Other comprehensive income, net of tax	2,589	—	—	—	2,589

Comprehensive income (loss)	$8,193	$(3,288)	$(853)	$4,141	$8,193

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At March 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$16,481	$361	$7,702	$—	$24,544
Restricted cash	770	—	—	—	770
Short-term investments	25,000	—	—	—	25,000
Receivables, net	125,842	45,182	10,085	(1,526)	179,583
Taxes receivable	14,822	(623)	(304)	613	14,508
Inventories	178,990	59,601	6,131	—	244,722
Deferred tax assets	15,884	3,328	250	8,111	27,573
Prepaid expenses	9,574	766	378	—	10,718

Total current assets	387,363	108,615	24,242	7,198	527,418

Property, plant and equipment, net	505,965	213,357	49,017	—	768,339
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	41,460	6,657	—	48,117
Intercompany receivable (payable)	79,651	(115,047)	36,009	(613)	—
Investment in subsidiary	256,554	90,485	—	(347,039)	—
Other assets, net	10,206	354	—	—	10,560

TOTAL ASSETS	$1,469,272	$339,224	$115,925	$(340,454)	$1,583,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$136,401	$30,997	$7,934	$(1,526)	$173,806
Current liability for pensions and other postretirement employee benefits	9,861	—	—	—	9,861

Total current liabilities	146,262	30,997	7,934	(1,526)	183,667

Long-term debt	523,752	—	—	—	523,752
Liability for pensions and other postretirement employee benefits	200,246	—	—	—	200,246
Other long-term obligations	47,088	472	—	—	47,560
Accrued taxes	77,229	58	820	—	78,107
Deferred tax liabilities (assets)	(6,599)	51,143	16,686	8,111	69,341
Accumulated other comprehensive loss, net of tax	(113,463)	—	—	—	(113,463)
Stockholders’ equity excluding accumulated other comprehensive loss	594,757	256,554	90,485	(347,039)	594,757

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,469,272	$339,224	$115,925	$(340,454)	$1,583,967

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At December 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$2,146	$901	$5,392	$—	$8,439
Restricted cash	769	—	—	—	769
Short-term investments	55,001	—	—	—	55,001
Receivables, net	100,600	66,580	9,009	—	176,189
Taxes receivable	8,957	709	334	—	10,000
Inventories	175,446	62,234	6,391	—	244,071
Deferred tax assets	27,801	2,950	194	8,521	39,466
Prepaid expenses	9,756	1,437	203	—	11,396

Total current assets	380,476	134,811	21,523	8,521	545,331

Property, plant and equipment, net	468,372	217,235	49,959	—	735,566
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	42,873	6,875	—	49,748
Intercompany receivable (payable)	120,061	(155,395)	35,334	—	—
Investment in subsidiary	249,142	89,718	—	(338,860)	—
Other assets, net	10,815	325	—	—	11,140

TOTAL ASSETS	$1,458,399	$329,567	$113,691	$(330,339)	$1,571,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$109,549	$28,838	$6,244	$—	$144,631
Current liability for pensions and other postretirement employee benefits	9,861	—	—	—	9,861

Total current liabilities	119,410	28,838	6,244	—	154,492

Long-term debt	523,694	—	—	—	523,694
Liability for pensions and other postretirement employee benefits	215,932	—	—	—	215,932
Other long-term obligations	48,009	465	—	—	48,474
Accrued taxes	73,594	—	870	—	74,464
Deferred tax liabilities (assets)	(7,144)	51,122	16,859	8,521	69,358
Accumulated other comprehensive loss, net of tax	(115,265)	—	—	—	(115,265)
Stockholders’ equity excluding accumulated other comprehensive loss	600,169	249,142	89,718	(338,860)	600,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,458,399	$329,567	$113,691	$(330,339)	$1,571,318

Clearwater Paper Corporation

Condensed Consolidating Statement of Cash Flows

Three months Ended March 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$4,711	$6,645	$767	$(8,397)	$3,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,825	6,339	1,384	—	19,548
Deferred tax expense (benefit)	12,462	(357)	(229)	—	11,876
Equity-based compensation expense	1,080	—	—	—	1,080
Employee benefit plans	1,682	—	—	—	1,682
Change in working capital, net	(10,842)	26,093	521	—	15,772
Change in taxes receivable, net	(5,865)	1,332	638	(613)	(4,508)
Excess tax benefit from equity-based payment arrangements	(2,145)	—	—	—	(2,145)
Change in non-current accrued taxes	3,643	—	—	—	3,643
Funding of qualified pension plans	(15,525)	—	—	—	(15,525)
Other, net	3,377	(83)	—	—	3,294

Net cash provided by (used in) operating activities	4,403	39,969	3,081	(9,010)	38,443

CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	30,001	—	—	—	30,001
Additions to plant and equipment	(39,019)	(2,456)	(46)	—	(41,521)

Net cash used for investing activities	(9,018)	(2,456)	(46)	—	(11,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Investment from (to) parent	29,768	(38,053)	(725)	9,010	—
Excess tax benefit from equity-based payment arrangements	2,145	—	—	—	2,145
Payment of tax withholdings on equity-based payment arrangements	(12,963)	—	—	—	(12,963)

Net cash provided by (used for) financing activities	18,950	(38,053)	(725)	9,010	(10,818)

Increase (decrease) in cash	14,335	(540)	2,310	—	16,105
Cash at beginning of period	2,146	901	5,392	—	8,439

Cash at end of period	$16,481	$361	$7,702	$—	$24,544

Clearwater Paper Corporation

Condensed Consolidating Statement of Cash Flows

Three months Ended March 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,604	$(3,288)	$(853)	$4,141	$5,604
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation and amortization	10,959	6,333	1,377	—	18,669
Deferred tax expense (benefit)	5,367	(1,432)	(1,934)	—	2,001
Equity-based compensation expense	1,954	—	—	—	1,954
Employee benefit plans	2,397	—	—	—	2,397
Working capital changes	13,123	(7,395)	(2,611)	—	3,117
Change in taxes receivable, net	10,344	10	—	—	10,354
Change in non-current accrued taxes	710	—	—	—	710
Funding of qualified pension plans	(8,500)	—	—	—	(8,500)
Other, net	1,012	(2,094)	3,357	—	2,275

Net cash provided by (used in) operating activities	42,970	(7,866)	(664)	4,141	38,581

CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments	(14,000)	—	—	—	(14,000)
Additions to plant and equipment	(17,985)	(5,148)	(359)	—	(23,492)

Net cash used for investing activities	(31,985)	(5,148)	(359)	—	(37,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	—	(380)	—	(380)
Investment from (to) Parent	(14,640)	12,735	6,046	(4,141)	—
Payment of employee restricted stock tax withholdings	(1,470)	—	—	—	(1,470)
Other, net	873	—	—	—	873

Net cash provided by (used for) financing activities	(15,237)	12,735	5,666	(4,141)	(977)

Effect of foreign currency	—	(3)	55	—	52

Increase (decrease) in cash	(4,252)	(282)	4,698	—	164
Cash at beginning of period	15,719	1,728	1,481	—	18,928

Cash at end of period	$11,467	$1,446	$6,179	$—	$19,092

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our construction of additional converting and paper making capacity and the cost and timing to complete new facilities, including our facilities in Shelby, North Carolina and the delivery of the through-air-dried, or TAD, paper machine, the integration of and expected benefits from the former Cellu Tissue operations, including expected cost savings from synergies, future growth opportunities, the stock repurchase program, future revenues, cash flows, capital expenditures, tax rates, operating costs, manufacturing capability, liquidity, benefit plan funding levels, total selling, general and administrative costs, interest expenses, the tax treatment of the alternative fuels and cellulosic biofuels tax credits and the conversion of additional gallons of fuel from the Alternative Fuel Mixture Tax Credit to the Cellulosic Biofuel Producer Credit. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2011 Form 10-K, as well as the following:

•	difficulties with the integration process or the realization of the benefits expected from the acquisition of Cellu Tissue;

•	difficulties with completion, or significant delays in the construction of, our new tissue manufacturing and converting facilities, including the completion of our new TAD paper machine;

•	changes in the cost and availability of wood fiber used in the production of our products;

•	changes in transportation costs and disruptions in transportation services;

•	changes in raw material and energy costs and availability;

•	the loss of business from any large customer;

•	changes in customer product preferences and competitors’ product offerings;

•	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits;

•	labor disruptions;

•	changes in the United States and international economies and in general economic conditions in the regions and industries in which we operate;

•	changes in expenses and required contributions associated with our pension plans;

•	cyclical industry conditions;

•	competitive pricing pressures for our products;

•	changes in exchange rates between the U.S. dollar and other currencies;

•	reliance on a limited number of third-party suppliers for raw materials;

•	an inability to successfully implement our expansion strategies;

•	unforeseen environmental liabilities or expenditures;

•	unanticipated manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

•	an inability to fund our debt obligations;

•	restrictions on our business from debt covenants and terms; and

•	changes in laws, regulations or industry standards affecting our business.

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

OVERVIEW

Background

We are principally engaged in the manufacturing and selling of pulp-based products. We currently manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, foam, bleached paperboard, and pulp at 15 manufacturing locations in the U.S. and Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. Our products primarily utilize pulp made from wood fiber. Other major cost categories include chemicals, transportation, energy, packaging, and costs associated with our manufacturing facilities.

Recent Developments

Consumer Products Expansion in Shelby, North Carolina

In 2010, we began construction of new tissue manufacturing and converting facilities in Shelby, North Carolina as part of our plans to expand our Consumer Products segment in the Eastern United States. This site will include a TAD paper machine and is currently expected to have up to seven converting lines capable of producing ultra grades of private label tissue products. The first two converting lines became operational during the second quarter of 2011. Two additional converting lines are expected to become operational late in the second half of 2012. The TAD paper machine is scheduled to start-up in the fourth quarter of 2012.

We estimate the project will cost between approximately $260 and $280 million, excluding estimated capitalized interest of $18.2 million. As of March 31, 2012, we have incurred a total of $148.9 million in project costs, of which $39.6 million was incurred during the first quarter of 2012. We expect substantially all remaining amounts to be spent during the remainder of 2012. We have also capitalized $6.3 million of interest related to the project, of which $2.1 million was incurred in the first quarter of 2012.

In August 2011, First Quality Tissue SE, LLC, filed a lawsuit against Metso Paper, the company we have contracted with to supply the TAD paper machine, seeking to enjoin Metso Paper from delivering the TAD paper machine to our North Carolina facilities based on First Quality’s interpretation of the terms of an agreement between it and Metso Paper. See Item 1 of Part II of this Report for a description of this legal proceeding.

Integration of Cellu Tissue Holdings, Inc.

On December 27, 2010, we acquired Cellu Tissue, which owned nine tissue manufacturing facilities located in the Southern, Midwestern and Eastern United States and one facility in Eastern Canada. We believe the Cellu Tissue facilities allow us to better serve existing private label grocery customers by creating a national manufacturing footprint and provide us with the capability to expand into new private label channels. In the first quarter of 2012 we recognized approximately $5.3 million of cost savings from synergies relating to the acquisition. We expect to achieve total net cost savings from synergies of approximately $20 million in 2012, and by the end of 2012 to be on track to achieve $35 to $40 million annually in cost savings from synergies in future years.

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

Operating costs

	Three Months Ended March 31,
(Dollars in thousands)	2012		2011
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$61,736	15.3%	$77,934	18.8%
Chemicals	45,870	11.4	38,565	9.3
Transportation[1]	41,698	10.4	44,098	10.6
Chips, sawdust and logs	40,348	10.0	43,366	10.5
Maintenance and repairs[2]	35,149	8.7	28,899	7.0
Energy	27,007	6.7	33,668	8.1
Packaging supplies	22,157	5.5	22,998	5.5

	$273,965	68.0%	$289,528	69.8%

[1]	Includes internal and external transportation costs.
[2]	Excluding related labor costs.

Purchased pulp. We purchase a significant amount of the pulp needed to supply our consumer products manufacturing facilities from external suppliers. For the three months ended March 31, 2012, total purchased pulp costs were 15.3% of our cost of sales, representing a 3.5 percentage point decrease compared to the same period in 2011, due to lower average pulp prices.

Chemicals. We consume a significant amount of chemicals in the production of pulp and paperboard. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. A large portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are impacted by petroleum prices. However, many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. Our chemical costs increased $7.3 million, or 2.1 percentage points, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to an increase in the price of caustic.

Transportation. Fuel prices are also a large part of our cost structure and therefore, high fuel prices result in increased transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Rising fuel prices particularly affect our margins for consumer products because we supply customers throughout the United States, and we transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs remained relatively consistent as a percentage of cost of sales in the first three months of 2012, compared to the same period in 2011, as higher fuel costs were offset by less overall miles shipped due to synergy improvements.

Chips, sawdust and logs. We incur costs for the purchase of chips, sawdust and logs used in the manufacturing of pulp. We source our residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs for chips, sawdust and logs for the first quarter of 2012 decreased compared to the same period in 2011, both as a cost and as a percentage of cost of sales, due primarily to the sale of our former Lewiston, Idaho sawmill in November 2011, partially offset by higher costs for our pulp and paperboard operations resulting from supply limitations due to wet weather conditions.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.

Major equipment maintenance and repair in our Pulp and Paperboard segment also requires maintenance shutdowns annually at our Idaho facility and approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. In the first quarter of 2012, we had 17 combined days of machine downtime for our two paperboard machines at our Idaho pulp and paperboard mill due to scheduled major maintenance costing approximately $15.5 million, excluding labor, compared to major maintenance costs of $11.4 million at the same mill in the first quarter of 2011. We expect to spend an additional $3.3 million for planned major maintenance at our Arkansas facility during the fourth quarter of 2012.

In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, to improve our safety and to comply with environmental laws. Excluding $39.6 million of expenditures for our North Carolina expansion, we spent $10.6 million on capital expenditures during the three months ended March 31, 2012. Capital expenditures for 2012 are expected to be between approximately $215 million and $220 million, which include an estimated $165 million to $170 million associated with our North Carolina expansion.

Energy. We use energy in the form of electricity, hog fuel, steam, natural gas and, to a much lesser extent, coal. Energy prices have fluctuated widely over the past decade. We have taken steps to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of March 31, 2012, these contracts covered approximately 33% of our expected average monthly natural gas requirements for our manufacturing facilities for the remainder of 2012, plus lesser amounts for 2013. Energy costs for the three months ended March 31, 2012 were lower than the prior year period due to lower natural gas and electricity costs. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage.

Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under these agreements, we incur expenses related to the unique packaging of our products for direct retail sale to consumers. For the three months ended March 31, 2012, packaging costs were slightly lower than the same period in 2011 due primarily to improved contract pricing.

Other. Other costs not mentioned in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact other cost of sales amounts, we would expect this amount to be relatively steady as a percentage of costs on a period-to-period basis.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. Our first quarter selling, general and administrative costs were $29.1 million in 2012 compared to $27.4 million in 2011. The increase was primarily a result of the continued integration of Cellu Tissue administration, support functions and locations, as well as increased benefit rates and higher incentive compensation expense.

Interest expense

Interest expense is mostly comprised of interest on our $375.0 million aggregate principal amount 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes, and our $150.0 million aggregate principal amount of 10.625% senior notes due 2016 issued in June 2009, which we refer to as the 2009 Notes. Interest expense also includes amortization of deferred finance costs associated with the 2009 Notes, 2010 Notes, and our revolving credit facility. Interest expense before reductions for capitalized interest in 2012 is expected to decrease slightly compared to 2011 as a result of the 2011 third quarter redemption of our industrial revenue bonds. Interest expense will also be partially offset by our continued capitalization of interest during the construction phase of our papermaking and converting facilities in North Carolina, which we estimate will be approximately $14.0 million in 2012 and $18.2 million over the construction phase of the project.

Income taxes

Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and rates. We generally expect our effective income tax rate, excluding discrete items, to remain fairly constant, but it could fluctuate due to changes in tax law.

We are registered with the Internal Revenue Service, or IRS, as both an alternative fuel mixer and a producer of cellulosic biofuel. During 2009 we received refundable tax credit payments in connection with our use of an alternative fuel to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. The Alternative Fuel Mixture Tax Credit, or AFMTC, expired on December 31, 2009.

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

In the first quarter of 2012 Congress identified the elimination or modification of the CBPC in connection with black liquor as a possible revenue source. Such proposed legislative action, if enacted, could limit or eliminate our ability to convert AFMTC gallons to CBPC gallons and/or CBPC gallons to AFMTC gallons and, accordingly, limit or eliminate our ability to claim carry forward credits. Although provisions relating to the CBPC and the AFMTC were removed from recently enacted legislation, the ultimate outcome of these provisions or future provisions could be adverse. As a result, we made the determination to convert all gallons relating to CBPC carryforwards back to the AFMTC, and as of March 31, 2012 we have no remaining CBPC carryforwards. Although under current federal tax law we have the ability to convert gallons claimed under the AFMTC to gallons claimed under the CBPC until 2013 we do not currently intend to do so. See Note 5 “Taxes” for further discussion.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth data included in our Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended March 31,
(Dollars in thousands)	2012		2011
Net sales	$457,798	100.0%	$465,830	100.0%
Costs and expenses:
Cost of sales	(403,076)	88.0	(414,920)	89.1
Selling, general and administrative expenses	(29,074)	6.4	(27,364)	5.9

Total operating costs and expenses	(432,150)	94.4	(442,284)	94.9

Income from operations	25,648	5.6	23,546	5.1
Interest expense, net	(9,728)	2.1	(11,333)	2.4
Other, net	—	—	(476)	0.1

Earnings before income taxes	15,920	3.5	11,737	2.5
Income tax provision	(12,194)	2.7	(6,133)	1.3

Net earnings	$3,726	0.8	$5,604	1.2

Net sales—First quarter 2012 net sales decreased by $8.0 million, or 1.7%, compared to the first quarter of 2011, due primarily to a decrease in net sales resulting from the sale of our former sawmill in November 2011. In addition, our external pulp sales were reduced consistent with our strategy to use substantially all of our pulp internally.

Cost of sales—Cost of sales was 88.0% of net sales for the quarter ended March 31, 2012 and 89.1% of net sales for the same period in 2011. The favorable change in cost of sales was due primarily to lower purchased pulp and energy costs, partially offset by higher costs for chemicals and maintenance.

Selling, general and administrative expenses—Selling, general and administrative expenses increased slightly as a percentage of sales for the first quarter of 2012, compared to the same period in 2011. The $1.7 million increase in expense was a result of continued integration of the Cellu Tissue administration, support functions and locations, as well as increased benefit rates and higher incentive compensation expense.

Interest expense—Interest expense decreased $1.6 million in the first quarter of 2012 compared to the same period in 2011. The decrease was attributable to first quarter 2012 capitalized interest of $2.1 million associated with the construction of our North Carolina facilities, compared to $0.5 million of capitalized interest related to our North Carolina facilities for the first quarter of 2011. The increase in capitalized interest was due to a higher level of cumulative capital expenditures associated with the North Carolina facilities in the 2012 period.

Income tax expense—Our estimated annual effective tax rate for 2012 is 34.6%, compared with 35.8% for the comparable interim period in 2011. We recorded income tax expense of $12.2 million in the three months ended March 31, 2012 compared to $6.1 million in the three months ended March 31, 2011. The actual rate for the three months ended March 31, 2012 was 76.6%, compared to a rate of 52.2% for the same period of 2011, resulting from the net impact of reporting discrete items in each reporting period totaling net expense of approximately $6.7 million and $1.9 million, respectively. The net increase to our tax expense and effective tax rate in the first quarter of 2012 was primarily the result of net discrete expense of $5.5 million resulting from our decision to convert certain gallons of alternative fuel originally claimed in 2009 under the AFMTC, which had been converted by us in 2010 to the CBPC, back to gallons under the AFMTC. The $5.5 million is comprised of $2.5 million relating to the conversion back to the AFMTC and a resulting additional $3.0 million increase in our liabilities for uncertain tax positions.

BUSINESS SEGMENT DISCUSSION

Consumer Products

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net sales	$277,830	$269,252
Operating income	26,271	13,815
Percent of net sales	9.5%	5.1%

Our Consumer Products segment reported an $8.6 million, or 3.2%, increase in net sales due primarily to a 3.8% increase in net selling prices. Operating income was $12.5 million higher in the first quarter of 2012 compared to the first quarter of 2011, due to the higher net sales and lower pulp costs.

Pulp and Paperboard

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net sales	$179,968	$196,578
Operating income	11,658	15,648
Percent of net sales	6.5%	8.0%

Pulp and Paperboard net sales for the first quarter of 2012 declined $16.6 million, or 8.4%, compared to the first quarter of 2011. The decrease was due to a decrease in lumber sales resulting from the sale of our former sawmill in November 2011, lower pulp net sales due to increased usage of our pulp internally and slightly lower net selling prices of paperboard. These decreases were partially offset by a 6.2% increase in paperboard shipments. Operating income for the segment was $4.0 million lower in the first quarter of 2012 compared to the first quarter of 2011. The decrease was primarily due to major maintenance expense of $15.5 million in the first quarter of 2012, compared to $11.4 million in the first quarter of 2011.

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

The following table provides our EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended March 31,
(In thousands)	2012	2011
Net earnings	$3,726	$5,604
Interest expense, net	9,728	11,333
Income tax provision	12,194	6,133
Depreciation and amortization expense	19,548	18,669

EBITDA	$45,196	$41,739

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the three months ended March 31, 2012 and 2011.

(In thousands)	2012	2011
Net cash provided by operating activities	$38,443	$38,581
Net cash used for investing activities	(11,520)	(37,492)
Net cash used for financing activities	(10,818)	(977)

Cash Flows Summary

Net cash provided by operating activities for the three months ended March 31, 2012, was comparable to the same period in 2011. Higher earnings, after adjusting for noncash items, and a higher amount of cash from working capital changes were offset by a $7.0 million increase in contributions to our qualified pension plans and an increase in tax receivables in the first quarter of 2012 compared to the same period in 2011.

Cash flows used in investing activities decreased by $26.0 million for the first quarter of 2012 compared to the same period in 2011. In the first quarter of 2012, we converted $30.0 million of short-term investments into cash, compared to converting $14.0 million of cash into short-term investments during the first quarter of 2011. This change was partially offset by increased capital spending for plant and equipment during the first quarter of 2012, primarily associated with our North Carolina expansion. Overall capital spending increased by $18.0 million over the first quarter of 2011.

Net cash used for financing activities was $10.8 million for the three months ended March 31, 2012, compared with $1.0 million during the same period in 2011. Cash used for financing activities in the three months ended March 31, 2012 consisted of a $13.0 million payment of minimum tax withholdings associated with equity-based payment arrangements, offset by an excess tax benefit from equity-based payments of $2.1 million recognized in the same period.

Capital Resources

Due to the competitive and cyclical nature of the markets in which we operate, as well as an uncertain economic environment, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations and our cash on hand and available borrowing capacity under our revolving credit facility will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next twelve months.

We cannot be certain, however, that our business will generate sufficient cash flow from operations or that future borrowing capacity will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we make substantial capital expenditures or consummate an acquisition, our debt service requirements could increase. We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of March 31, 2012, our short-term investments were not restricted and were largely invested in demand deposits.

Debt Arrangements

Our debt service obligation, consisting of cash payments for interest related to our 2009 Notes and 2010 Notes, is estimated to be $42.6 million annually for 2012 and 2013.

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

Credit Arrangements

As of March 31, 2012, there were no borrowings outstanding under our revolving credit facility, and approximately $7.7 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 1.75% and 2.25% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.75% and 1.25% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last fiscal quarter. As of March 31, 2012, we would have been permitted to draw approximately $117 million under the credit facility. As of March 31, 2012, we were eligible to borrow under the credit facility at LIBOR plus 1.75%.

CONTRACTUAL OBLIGATIONS

As of March 31, 2012, there have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

See Note 2 “Recently Adopted and New Accounting Standards” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of March 31, 2012, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we have, from time-to-time, partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of March 31, 2012, we had firm-price contracts for natural gas covering approximately 33% of the expected average monthly requirements for the remainder of 2012, plus lesser amounts for 2013.

We are also subject to commodity price risk associated with pulp costs and take advantage of spot prices on pulp to minimize market risk arising from changes in pulp costs. We have agreements with pulp vendors to purchase pulp at market-based prices covering approximately 36% of our current expected total annual pulp needs in 2012.

Foreign Currency Risk

We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars. Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

ITEM 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Interim Chief Financial Officer, or Interim CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and Interim CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2012. Based on that evaluation, the CEO and Interim CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

Changes in Internal Controls

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings

In 2010, we contracted with Metso Paper USA to construct the TAD paper machine for our North Carolina facilities. On August 2, 2011, First Quality Tissue SE, LLC filed a complaint against Metso Paper in the Court of Common Pleas of South Carolina, Anderson County alleging breach of contract and requesting a permanent injunction. First Quality contends that Metso Paper’s sale of a TAD paper machine to Clearwater Paper violates the restrictive covenant in First Quality’s agreement with Metso Paper. On September 13, 2011, Metso Paper removed the case to the United States District Court for the District of South Carolina. We filed a motion to intervene in the litigation to protect our interests, which was granted by the court on November 29, 2011. On December 9, 2011, the court denied First Quality’s motion for a preliminary injunction. The parties agreed to have the case heard before a magistrate judge and the magistrate judge has set a trial start date of May 7, 2012.

In addition to the matter discussed above, we may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011, entitled “Risk Factors.”

ITEM 6.	Exhibits

The exhibit index is located on page 31 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: May 4, 2012	By	/s/ JOHNATHAN D. HUNTER
Johnathan D. Hunter
Vice President, Corporate Controller and
Interim Chief Financial Officer
(Duly Authorized Officer; Principal
Financial and Accounting Officer)

CLEARWATER PAPER CORPORATION

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.6(i)	Amendment to Employment Agreement between Linda K. Massman and the Company, effective January 1, 2012.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)*	Furnished statements of the Chief Executive Officer and Interim Chief Financial Officer under 18 U.S.C Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.