Form 10-Q
period 2012-06-30
Clearwater Paper Corp
filed 2012-08-03
CIK 1441236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

(509) 344-5900

(Registrant’s telephone number, including area code)

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

The number of shares of common stock of the registrant outstanding as of July 25, 2012 was 23,253,968.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.	Condensed Consolidated Financial Statements

Clearwater Paper Corporation

Condensed Consolidated Statements of Operations

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$473,572	$494,627	$931,370	$960,457

Costs and expenses:
Cost of sales	(398,546)	(433,358)	(801,622)	(848,278)
Selling, general and administrative expenses	(30,529)	(27,476)	(59,603)	(54,840)

Total operating costs and expenses	(429,075)	(460,834)	(861,225)	(903,118)

Income from operations	44,497	33,793	70,145	57,339
Interest expense, net	(9,147)	(10,992)	(18,875)	(22,325)
Other, net	—	(229)	—	(705)

Earnings before income taxes	35,350	22,572	51,270	34,309
Income tax provision	(13,861)	(8,649)	(26,055)	(14,782)

Net earnings	$21,489	$13,923	$25,215	$19,527

Net earnings per common share:
Basic	$0.92	$0.60	$1.08	$0.85
Diluted	0.91	0.59	1.07	0.82

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Statements of Comprehensive Income

Unaudited (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$21,489	$13,923	$25,215	$19,527

Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax expense of $1,095, $632, $2,381 and $1,634	1,684	989	3,662	2,556
Amortization of prior service credit included in net periodic cost, net of tax benefit of $289, $58, $403 and $117	(444)	(92)	(620)	(184)
Foreign currency translation adjustment	—	117	—	1,289
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	(57)	—	(115)

Other comprehensive income, net of tax	1,240	957	3,042	3,546

Comprehensive income	$22,729	$14,880	$28,257	$23,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Balance Sheets

Unaudited (Dollars in thousands – except per-share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$17,215	$8,439
Restricted cash	770	769
Short-term investments	20,000	55,001
Receivables, net	171,394	176,189
Taxes receivable	13,813	10,000
Inventories	237,623	244,071
Deferred tax assets	25,878	39,466
Prepaid expenses	8,446	11,396

Total current assets	495,139	545,331

Property, plant and equipment, net	801,818	735,566
Goodwill	229,533	229,533
Intangible assets, net	46,485	49,748
Other assets, net	10,088	11,140

TOTAL ASSETS	$1,583,063	$1,571,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$151,997	$144,631
Current liability for pensions and other postretirement employee benefits	9,861	9,861

Total current liabilities	161,858	154,492

Long-term debt	523,810	523,694
Liability for pensions and other postretirement employee benefits	199,196	215,932
Other long-term obligations	47,435	48,474
Accrued taxes	77,990	74,464
Deferred tax liabilities	70,528	69,358
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.00005 per share, 100,000,000 authorized shares, 23,825,750 and 23,101,710 shares issued	1	1
Additional paid-in capital	312,519	315,965
Retained earnings	320,768	295,553
Treasury stock, at cost, common shares-571,782 and 333,300 shares repurchased	(18,819)	(11,350)
Accumulated other comprehensive loss, net of tax	(112,223)	(115,265)

Total stockholders’ equity	502,246	484,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,583,063	$1,571,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$25,215	$19,527
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,278	37,539
Deferred tax expense	12,780	10,653
Equity-based compensation expense	3,631	3,000
Employee benefit plans	4,040	4,170
Changes in working capital, net	22,621	(26,832)
Change in taxes receivable, net	(3,813)	(1,803)
Excess tax benefits from equity-based payment arrangements	(5,793)	—
Change in non-current accrued taxes	3,526	1,362
Funding of qualified pension plans	(15,525)	(8,500)
Other, net	2,340	5,776

Net cash provided by operating activities	88,300	44,892

CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	35,001	34,095
Additions to plant and equipment	(100,919)	(64,299)
Proceeds from sale of assets	1,035	—

Net cash used for investing activities	(64,883)	(30,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Cellu Tissue debt	—	(380)
Purchase of treasury stock	(7,469)	—
Excess tax benefits from equity-based payment arrangements	5,793	—
Payment of tax withholdings on equity-based payment arrangements	(12,965)	(1,498)
Other, net	—	2,783

Net cash (used for) provided by financing activities	(14,641)	905

Effect of exchange rate changes	—	(45)

Increase in cash	8,776	15,548
Cash at beginning of period	8,439	18,928

Cash at end of period	$17,215	$34,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$16,454	$22,215
Cash paid for income taxes	11,440	35,469
Cash received from income tax refunds	1,607	29,282
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Increase in accrued plant and equipment	$2,284	$—
Property acquired under capital lease	—	11,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation

Notes to Condensed Consolidated Financial Statements

Unaudited

NOTE 1 Nature of Operations and Basis of Presentation

GENERAL

We are engaged in the manufacturing and selling of pulp-based products. We currently manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, bleached paperboard and pulp at 15 manufacturing locations in the U.S. and Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used primarily at home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. Our products primarily utilize pulp made from wood fiber. In addition to wood fiber, other major cost categories include chemicals, transportation, energy, packaging, and costs associated with our manufacturing facilities.

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

FINANCIAL STATEMENT PREPARATION AND PRESENTATION

The accompanying Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, the related Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2012 and 2011, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

As of June 30, 2012, all restricted cash was classified as current and included in “Restricted cash” on our Condensed Consolidated Balance Sheet. Our short-term investments are invested largely in demand deposits, which have very short maturity periods, and they therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of both June 30, 2012 and December 31, 2011, we had an allowance for doubtful accounts of $1.7 million.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,378.9 million and $1,342.7 million at June 30, 2012 and December 31, 2011, respectively.

For the three months and six months ended June 30, 2012, we capitalized $2.8 million and $4.9 million, respectively, of interest expense associated with the construction of our new tissue manufacturing and converting facilities in Shelby, North Carolina and improvements to our tissue manufacturing facility in Las Vegas, Nevada, compared to $1.0 million and $1.5 million for the same periods in 2011, respectively.

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

In addition, we also announced on July 28, 2011, that our Board of Directors had authorized the repurchase of up to $30.0 million of our common stock. Under our stock repurchase program, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors. We did not repurchase any shares in the first quarter of 2012. During the second quarter of 2012, we repurchased 238,482 shares of our outstanding common stock. As of June 30, 2012, we had $11.2 million of authorization remaining pursuant to our share repurchase program. We account for share repurchases under the program as treasury stock and record the amounts paid to repurchase shares at cost as a component of stockholders’ equity. We have not retired any treasury shares and may choose to reissue shares held in treasury stock in a future period.

DERIVATIVES

We had no activity during the three months and six months ended June 30, 2012 and 2011 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of June 30, 2012, these contracts covered approximately 29% of our expected average monthly natural gas requirements for the remainder of 2012, plus lesser amounts for 2013. These contracts qualify for treatment as “normal purchases or normal sales” under authoritative guidance and thus require no mark-to-market adjustment.

NOTE 2 Recently Adopted and New Accounting Standards

There were no new accounting standards adopted during the three months ended June 30, 2012. We reviewed all new accounting pronouncements issued in the period and concluded that there are none that could have a significant or material impact to our current or future financial statements or disclosures.

NOTE 3 Inventories

Inventories at the balance sheet dates consist of:

(In thousands)	June 30, 2012	December 31, 2011
Pulp, paperboard and tissue products	$161,027	$162,426
Materials and supplies	63,518	62,376
Logs, pulpwood, chips and sawdust	13,078	17,713
Lumber	—	1,556

	$237,623	$244,071

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

NOTE 4 Intangible Assets

Intangible assets at the balance sheet dates are comprised of the following:

	June 30, 2012
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$(8,460)	$41,540
Trade names and trademarks	10.0	5,300	(795)	4,505
Non-compete agreements	2.5	1,100	(660)	440

Total intangible assets		$56,400	$(9,915)	$46,485

	December 31, 2011
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$(5,682)	$44,318
Trade names and trademarks	10.0	5,300	(530)	4,770
Non-compete agreements	2.5	1,100	(440)	660

Total intangible assets		$56,400	$(6,652)	$49,748

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

Our estimated annual effective tax rate for the second quarter of 2012 is 35.1%, compared with 35.2% for the comparable interim period in 2011. We recorded income tax expense of $13.9 million and $26.1 million in the three and six months ended June 30, 2012 compared to $8.6 million and $14.8 million in the three and six months ended June 30, 2011. The actual rates for the three and six months ended June 30, 2012 were 39.2% and 50.8%, respectively, compared to rates of 38.3% and 43.1% for the same periods of 2011. As discussed below, the higher rates for the six month periods resulted from the net impact of reporting discrete items in each reporting period totaling net expense of $8.1 million and $2.7 million, respectively.

The net increase to our tax expense and effective tax rate for the six months ended June 30, 2012 was primarily the result of $5.5 million in tax expense related to our decision to convert certain gallons of alternative fuel originally claimed in 2009 under the Alternative Fuel Mixture Tax Credit, or AFMTC, which had been converted by us in 2010 to the Cellulosic Biofuel Producer Credit, or CBPC, back to gallons under the AFMTC. As further described in our Form 10-Q for the three months ended March 31, 2012, the $5.5 million was comprised of $2.5 million relating to the conversion back to the AFMTC and a resulting additional $3.0 million increase in our liabilities for uncertain tax positions. The remaining discrete expense of $2.6 million recorded in the six months ended June 30, 2012 was primarily interest accrued on uncertain tax positions.

The net increase to our tax expense and effective tax rate in the six months ended June 30, 2011 was primarily the result of discrete expenses for interest accrued on uncertain tax positions and the impact of reevaluating our state tax structure as Cellu Tissue was being integrated into our operations, partially offset by a benefit associated with certain transaction costs relating to the Cellu Tissue acquisition that were determined to be deductible under the Internal Revenue Code.

We have tax benefits relating to excess equity-based compensation that are being utilized to reduce our U.S. taxable income. Our Condensed Consolidated Balance Sheet reflects deferred tax assets comprised of net operating losses and tax credit carryforwards excluding amounts impacted by excess equity-based compensation. We have historically elected to follow the “with-and-without” or “incremental” method for ordering tax benefits derived from employee equity-based compensation awards. As a result of this method, net operating loss carryforwards and tax credit carryforwards not generated from equity-based compensation are utilized before the current period’s equity-based tax deduction (excess tax benefits from equity-based compensation awards are recognized last). Excess tax benefits from equity-based compensation awards that are determined to reduce U.S. taxable income following this method are recognized when realized as increases to additional paid-in capital as a component of stockholders’ equity. During the six months ended June 30, 2012, we generated additional excess tax benefits of $13.9 million relating to the release of vested performance share and restricted stock unit awards to employees. For the six months ended June 30, 2012, $5.8 million of excess tax benefits have been allocated to additional paid-in capital and reduced income taxes payable based on the incremental method. As of June 30, 2012, we had a total amount of excess tax benefits that are not recognized on our condensed consolidated balance sheet of $11.4 million.

NOTE 6 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	June 30, 2012	December 31, 2011
Trade accounts payable	$77,691	$65,040
Accrued wages, salaries and employee benefits	36,309	37,430
Accrued taxes other than income taxes payable	7,103	11,257
Accrued utilities	6,895	7,265
Accrued discounts and allowances	5,726	5,588
Accrued interest	5,218	5,245
Accrued transportation	4,007	3,801
Other	9,048	9,005

	$151,997	$144,631

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

As of June 30, 2012, there were no borrowings outstanding under the credit facility, but approximately $5.9 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 1.75% and 2.25% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.25% and 0.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of June 30, 2012, we would have been permitted to draw approximately $119.1 million under the credit facility at LIBOR plus 1.75%.

A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of June 30, 2012, the fixed charge coverage ratio for the last twelve months was 3.1-to-1.0.

Our obligations under the revolving credit facility are secured by certain of our accounts receivable, inventory and cash. The terms of the credit facility agreement contain various provisions that limit our discretion in the operations of our business by restricting our ability to, among other things pay dividends; redeem or repurchase capital stock; create, incur or guarantee certain debt; incur liens on certain properties; make capital expenditures in amounts in excess of those permitted under the revolving credit agreement; enter into certain affiliate transactions; enter into certain hedging arrangements; and consolidate with or merge with another entity.

NOTE 8 Other Long-Term Obligations

Other long-term obligations at the balance sheet dates consist of:

(In thousands)	June 30, 2012	December 31, 2011
Long-term lease obligations, net of current portion	$25,421	$25,546
Deferred proceeds	11,945	13,040
Deferred compensation	8,417	8,100
Other	1,652	1,788

	$47,435	$48,474

NOTE 9 Pension and Other Postretirement Employee Benefit Plans

The following table details the components of net periodic cost of our pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

	Three months ended June 30:
			Other Postretirement
	Pension Benefit Plans		Employee Benefit Plans
(In thousands)	2012	2011	2012	2011
Service cost	$642	$2,220	$145	$83
Interest cost	3,684	3,787	1,274	1,515
Expected return on plan assets	(4,943)	(4,956)	—	—
Amortization of prior service cost (credit)	158	298	(891)	(448)
Amortization of actuarial loss (gain)	3,095	2,144	(316)	(523)

Net periodic cost	$2,636	$3,493	$212	$627

	Six months ended June 30:
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2012	2011	2012	2011
Service cost	$1,242	$3,863	$347	$351
Interest cost	7,347	7,546	2,907	3,429
Expected return on plan assets	(9,843)	(9,766)	—	—
Amortization of prior service cost (credit)	317	596	(1,340)	(897)
Amortization of actuarial loss	6,043	4,190	—	—

Net periodic cost	$5,106	$6,429	$1,914	$2,883

As discussed in the notes to our consolidated financial statements in our 2011 Form 10-K, our company-sponsored pension plans were underfunded by $89.1 million at December 31, 2011. The underfunded status as of December 31, 2011 increased by $33.7 million over the underfunded status as of December 31, 2010, primarily due to lower discount rates and low returns on pension asset investments. As a result of being underfunded, we are required to make contributions to our qualified pension plans. During the six months ended June 30, 2012, we contributed $15.5 million to these pension plans. In July 2012, we contributed an additional $2.1 million. Our remaining required contributions to our qualified pension plans in 2012 are currently expected to be approximately $3.0 million (plus interest).

During the six months ended June 30, 2012, we made approximately $0.1 million of contributions to our non-qualified pension plan, and we estimate contributions will total $0.2 million in 2012. We do not anticipate funding our OPEB plans in 2012 except to pay benefit costs as incurred during the year by plan participants.

NOTE 10 Earnings per Common Share

Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic average common shares outstanding[1]	23,459,784	23,038,436	23,325,406	23,032,482
Incremental shares due to:
Restricted stock units	40,522	263,624	37,802	263,002
Performance shares	196,938	406,504	184,608	414,476

Diluted average common shares outstanding	23,697,244	23,708,564	23,547,816	23,709,960

Basic net earnings per common share	$0.92	$0.60	$1.08	$0.85
Diluted net earnings per common share	0.91	0.59	1.07	0.82

Anti-dilutive shares excluded from calculation	199,859	110,864	203,159	133,806

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 11 “Equity-Based Compensation” for further discussion.

NOTE 11 Equity-Based Compensation

We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units and performance shares, based on estimated fair values.

Employee equity-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Restricted stock units	$240	$322	$396	$565
Performance shares	1,984	1,361	3,331	2,235

Total employee equity-based compensation	$2,224	$1,683	$3,727	$2,800

As provided for in the Clearwater Paper Corporation 2008 Stock Incentive Plan, the performance measure used to determine the number of performance shares ultimately issued is a comparison of the percentile ranking of our total stockholder return compared to the total stockholder return performance of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%.

On December 31, 2011, the service and performance period for 499,680 outstanding performance shares granted in 2009 ended. Those performance shares were settled and distributed in the first quarter of 2012. The number of shares actually settled, as a percentage of the outstanding amount, was 200%. An additional 257,112 shares of restricted stock units vested in the first quarter of 2012, of which 90,856 shares were settled and distributed during the period and 166,256 shares were deferred for future issuance. After adjusting for the related minimum tax withholdings, and excluding the deferred restricted stock units, a net 724,040 shares were issued in the first quarter of 2012. The related minimum tax withholdings payment made in the first quarter of 2012 relating to issued shares was $13.0 million. Subsequent to the first quarter of 2012, no performance shares or restricted stock units have vested, and no related minimum tax withholding payments have been made.

The following table summarizes the number of share-based awards granted under our 2008 Stock Incentive Plan during the six months ended June 30, 2012 and the grant-date fair value of the awards:

	Six Months Ended June 30, 2012
	Number of awards	Average fair value of award per share
Restricted stock units	52,294	$34.59
Performance shares	150,865	40.24

DIRECTOR AWARDS

We recorded director equity-based compensation expense of $0.3 million for the three months ended June 30, 2012, compared to $0.7 million of income for the three months ended June 30, 2011. For the six month period ended June 30, 2012, we recorded director equity-based compensation income totaling $0.1 million, compared to $0.2 million of compensation expense for the comparable period ended June 30, 2011. The income recorded in the second quarter 2011 and six month 2012 periods were both the result of lower stock prices at the end of the respective periods compared to the beginning of the periods.

NOTE 12 Fair Value Measurements

The estimated fair values of our financial instruments at the dates presented below are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, restricted cash, and short-term investments (Level 1)	$37,985	$37,985	$64,209	$64,209
Long-term debt (Level 1)	523,810	564,000	523,694	556,313

Accounting guidance establishes a framework for measuring the fair value of financial instruments, providing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities, or “Level 1” measurements, followed by quoted prices of similar assets or observable market data, or “Level 2” measurements, and the lowest priority to unobservable inputs, or “Level 3” measurements.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should seek to maximize the use of observable inputs and minimize the use of unobservable inputs.

NOTE 13 Segment Information

The table below presents information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Segment net sales:
Consumer Products	$283,122	$269,118	$560,952	$538,370
Pulp and Paperboard	190,450	225,509	370,418	422,087

Total segment net sales	$473,572	$494,627	$931,370	$960,457

Operating income:
Consumer Products	$25,696	$6,868	$51,967	$20,683
Pulp and Paperboard[1]	32,001	34,456	43,659	50,104

	57,697	41,324	95,626	70,787
Corporate and eliminations	(13,200)	(7,531)	(25,481)	(13,448)

Income from operations	$44,497	$33,793	$70,145	$57,339

Depreciation and amortization:
Consumer Products	$13,252	$12,234	$26,417	$24,195
Pulp and Paperboard	6,011	6,521	12,022	13,110
Corporate	467	115	839	234

Total depreciation and amortization	$19,730	$18,870	$39,278	$37,539

[1]

Results for Pulp and Paperboard for the six months ended June 30, 2012 include income and expenses associated with the November 2011 sale of the Lewiston, Idaho sawmill, the effects of which were immaterial in the aggregate.

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

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$344,102	$116,627	$12,843	$—	$473,572
Cost and expenses:
Cost of sales	(278,866)	(108,121)	(11,559)	—	(398,546)
Selling, general and administrative expenses	(28,898)	(1,412)	(219)	—	(30,529)

Total operating costs and expenses	(307,764)	(109,533)	(11,778)	—	(429,075)

Income from operations	36,338	7,094	1,065	—	44,497
Interest expense, net	(9,147)	—	—	—	(9,147)

Earnings before income taxes	27,191	7,094	1,065	—	35,350
Income tax provision	(7,266)	(2,303)	(1,384)	(2,908)	(13,861)
Equity in income (loss) of subsidiary	4,472	(319)	—	(4,153)	—

Net earnings (loss)	$24,397	$4,472	$(319)	$(7,061)	$21,489

Other comprehensive income, net of tax	1,240	—	—	—	1,240

Comprehensive income (loss)	$25,637	$4,472	$(319)	$(7,061)	$22,729

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$681,653	$223,595	$26,122	$—	$931,370
Cost and expenses:
Cost of sales	(571,809)	(206,599)	(23,214)	—	(801,622)
Selling, general and administrative expenses	(56,340)	(2,825)	(438)	—	(59,603)

Total operating costs and expenses	(628,149)	(209,424)	(23,652)	—	(861,225)

Income from operations	53,504	14,171	2,470	—	70,145
Interest expense, net	(18,875)	—	—	—	(18,875)

Earnings before income taxes	34,629	14,171	2,470	—	51,270
Income tax provision	(16,638)	(3,502)	(2,022)	(3,893)	(26,055)
Equity in income (loss) of subsidiary	11,117	448	—	(11,565)	—

Net earnings (loss)	$29,108	$11,117	$448	$(15,458)	$25,215

Other comprehensive income, net of tax	3,042	—	—	—	3,042

Comprehensive income (loss)	$32,150	$11,117	$448	$(15,458)	$28,257

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2011

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$358,828	$118,939	$16,860	$—	$494,627
Cost and expenses:
Cost of sales	(304,711)	(113,307)	(15,340)	—	(433,358)
Selling, general and administrative expenses	(21,515)	(5,086)	(875)	—	(27,476)

Total operating costs and expenses	(326,226)	(118,393)	(16,215)	—	(460,834)

Income from operations	32,602	546	645	—	33,793
Interest expense, net	(10,810)	(33)	(149)	—	(10,992)
Other, net	—	—	(229)	—	(229)

Earnings before income taxes	21,792	513	267	—	22,572
Income tax (provision) benefit	(8,668)	520	(501)	—	(8,649)
Equity in income (loss) of subsidiary	799	(234)	—	(565)	—

Net earnings (loss)	$13,923	$799	$(234)	$(565)	$13,923

Other comprehensive income, net of tax	957	—	—	—	957

Comprehensive income (loss)	$14,880	$799	$(234)	$(565)	$14,880

Clearwater Paper Corporation

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2011

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$701,310	$225,035	$34,112	$—	$960,457
Cost and expenses:
Cost of sales	(601,844)	(215,198)	(31,236)	—	(848,278)
Selling, general and administrative expenses	(42,552)	(10,526)	(1,762)	—	(54,840)

Total operating costs and expenses	(644,396)	(225,724)	(32,998)	—	(903,118)

Income (loss) from operations	56,914	(689)	1,114	—	57,339
Interest expense, net	(21,878)	(66)	(381)	—	(22,325)
Other, net	—	—	(705)	—	(705)

Earnings (loss) before income taxes	35,036	(755)	28	—	34,309
Income tax provision	(13,020)	(647)	(1,115)	—	(14,782)
Equity in (loss) income of subsidiary	(2,489)	(1,087)	—	3,576	—

Net earnings (loss)	$19,527	$(2,489)	$(1,087)	$3,576	$19,527

Other comprehensive income, net of tax	3,546	—	—	—	3,546

Comprehensive income (loss)	$23,073	$(2,489)	$(1,087)	$3,576	$23,073

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At June 30, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$8,913	$406	$7,896	$—	$17,215
Restricted cash	770	—	—	—	770
Short-term investments	20,000	—	—	—	20,000
Receivables, net	122,945	42,836	8,467	(2,854)	171,394
Taxes receivable	16,812	(4,527)	(1,314)	2,842	13,813
Inventories	171,785	59,564	6,274	—	237,623
Deferred tax assets	13,620	3,975	169	8,114	25,878
Prepaid expenses	7,228	978	240	—	8,446

Total current assets	362,073	103,232	21,732	8,102	495,139

Property, plant and equipment, net	544,603	209,061	48,154	—	801,818
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	40,047	6,438	—	46,485
Intercompany receivable (payable)	65,853	(101,063)	38,052	(2,842)	—
Investment in subsidiary	260,707	90,166	—	(350,873)	—
Other assets, net	9,724	364	—	—	10,088

TOTAL ASSETS	$1,472,493	$341,807	$114,376	$(345,613)	$1,583,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$117,176	$30,141	$7,534	$(2,854)	$151,997
Current liability for pensions and other postretirement employee benefits	9,861	—	—	—	9,861

Total current liabilities	127,037	30,141	7,534	(2,854)	161,858

Long-term debt	523,810	—	—	—	523,810
Liability for pensions and other postretirement employee benefits	199,196	—	—	—	199,196
Other long-term obligations	47,020	415	—	—	47,435
Accrued taxes	77,622	59	309	—	77,990
Deferred tax liabilities (assets)	(4,438)	50,485	16,367	8,114	70,528
Accumulated other comprehensive loss, net of tax	(112,223)	—	—	—	(112,223)
Stockholders’ equity excluding accumulated other comprehensive loss	614,469	260,707	90,166	(350,873)	614,469

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,472,493	$341,807	$114,376	$(345,613)	$1,583,063

Clearwater Paper Corporation

Condensed Consolidating Balance Sheet

At December 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$2,146	$901	$5,392	$—	$8,439
Restricted cash	769	—	—	—	769
Short-term investments	55,001	—	—	—	55,001
Receivables, net	100,600	66,580	9,009	—	176,189
Taxes receivable	8,957	709	334	—	10,000
Inventories	175,446	62,234	6,391	—	244,071
Deferred tax assets	27,801	2,950	194	8,521	39,466
Prepaid expenses	9,756	1,437	203	—	11,396

Total current assets	380,476	134,811	21,523	8,521	545,331

Property, plant and equipment, net	468,372	217,235	49,959	—	735,566
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	42,873	6,875	—	49,748
Intercompany receivable (payable)	120,061	(155,395)	35,334	—	—
Investment in subsidiary	249,142	89,718	—	(338,860)	—
Other assets, net	10,815	325	—	—	11,140

TOTAL ASSETS	$1,458,399	$329,567	$113,691	$(330,339)	$1,571,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$109,549	$28,838	$6,244	$—	$144,631
Current liability for pensions and other postretirement employee benefits	9,861	—	—	—	9,861

Total current liabilities	119,410	28,838	6,244	—	154,492

Long-term debt	523,694	—	—	—	523,694
Liability for pensions and other postretirement employee benefits	215,932	—	—	—	215,932
Other long-term obligations	48,009	465	—	—	48,474
Accrued taxes	73,594	—	870	—	74,464
Deferred tax liabilities (assets)	(7,144)	51,122	16,859	8,521	69,358
Accumulated other comprehensive loss, net of tax	(115,265)	—	—	—	(115,265)
Stockholders’ equity excluding accumulated other comprehensive loss	600,169	249,142	89,718	(338,860)	600,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,458,399	$329,567	$113,691	$(330,339)	$1,571,318

Clearwater Paper Corporation

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$29,108	$11,117	$448	$(15,458)	$25,215
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	23,824	12,687	2,767	—	39,278
Deferred tax expense (benefit)	14,909	(1,662)	(467)	—	12,780
Equity-based compensation expense	3,631	—	—	—	3,631
Employee benefit plans	4,040	—	—	—	4,040
Changes in working capital, net	(6,819)	27,732	1,708	—	22,621
Change in taxes receivable, net	(7,855)	5,236	1,648	(2,842)	(3,813)
Excess tax benefits from equity-based payment arrangements	(5,793)	—	—	—	(5,793)
Change in non-current accrued taxes	4,028	59	(561)	—	3,526
Funding of qualified pension plans	(15,525)	—	—	—	(15,525)
Other, net	1,471	869	—	—	2,340

Net cash provided by (used in) operating activities	45,019	56,038	5,543	(18,300)	88,300

CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	35,001	—	—	—	35,001
Additions to plant and equipment	(95,118)	(5,480)	(321)	—	(100,919)
Proceeds from the sale of assets	—	1,035	—	—	1,035

Net cash used for investing activities	(60,117)	(4,445)	(321)	—	(64,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(7,469)	—	—	—	(7,469)
Investment from (to) parent	36,506	(52,088)	(2,718)	18,300	—
Excess tax benefits from equity-based payment arrangements	5,793	—	—	—	5,793
Payment of tax withholdings on equity-based payment arrangements	(12,965)	—	—	—	(12,965)

Net cash provided by (used for) financing activities	21,865	(52,088)	(2,718)	18,300	(14,641)

Increase (decrease) in cash	6,767	(495)	2,504	—	8,776
Cash at beginning of period	2,146	901	5,392	—	8,439

Cash at end of period	$8,913	$406	$7,896	$—	$17,215

Clearwater Paper Corporation

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$19,527	$(2,489)	$(1,087)	$3,576	$19,527
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	22,187	12,680	2,672	—	37,539
Deferred tax expense (benefit)	9,004	3,583	(1,934)	—	10,653
Equity-based compensation expense	2,988	12	—	—	3,000
Employee benefit plans	4,170	—	—	—	4,170
Changes in working capital, net	(886)	(21,740)	(4,206)	—	(26,832)
Change in taxes receivable, net	1,136	(3,881)	942	—	(1,803)
Change in non-current accrued taxes	1,362	—	—	—	1,362
Funding of qualified pension plans	(8,500)	—	—	—	(8,500)
Other, net	823	5,121	(168)	—	5,776

Net cash provided by (used in) operating activities	51,811	(6,714)	(3,781)	3,576	44,892

CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	34,095	—	—	—	34,095
Additions to plant and equipment	(53,846)	(9,856)	(597)	—	(64,299)

Net cash used for investing activities	(19,751)	(9,856)	(597)	—	(30,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Cellu Tissue debt	—	—	(380)	—	(380)
Investment (to) from Parent	(30,712)	15,755	18,533	(3,576)	—
Payment of tax withholdings on equity-based payment arrangements	(1,498)	—	—	—	(1,498)
Other, net	2,783	—	—	—	2,783

Net cash (used for) provided by financing activities	(29,427)	15,755	18,153	(3,576)	905

Effect of exchange rate changes	—	—	(45)	—	(45)

Increase (decrease) in cash	2,633	(815)	13,730	—	15,548
Cash at beginning of period	15,719	1,728	1,481	—	18,928

Cash at end of period	$18,352	$913	$15,211	$—	$34,476

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our construction of additional converting and paper making capacity and the cost and timing to complete new facilities, including our facilities in Shelby, North Carolina, the cost and timing to upgrade existing paper making facilities, including those in Las Vegas, Nevada, the integration of and expected benefits from the former Cellu Tissue operations, including expected cost savings from synergies, future growth opportunities, the stock repurchase program, future revenues, cash flows, capital expenditures, tax rates, operating costs, manufacturing capability, liquidity, benefit plan funding levels, total selling, general and administrative costs, interest expenses, the tax treatment of the alternative fuels and cellulosic biofuels tax credits and the conversion of additional gallons of fuel from the Alternative Fuel Mixture Tax Credit to the Cellulosic Biofuel Producer Credit. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2011 Form 10-K, as well as the following:

•	difficulties with the integration process or the realization of the benefits expected from the acquisition of Cellu Tissue;

•

difficulties with completion, or significant delays in the construction or upgrade of, our new and existing tissue manufacturing and converting facilities, including the completion of our new through-air-dried, or TAD, paper machine;

•	changes in the cost and availability of wood fiber used in the production of our products;

•	changes in transportation costs and disruptions in transportation services;

•	changes in raw material and energy costs and availability;

•	the loss of business from any large customer;

•	changes in customer product preferences and competitors’ product offerings;

•	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits;

•	labor disruptions;

•	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

•	changes in expenses and required contributions associated with our pension plans;

•	cyclical industry conditions;

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing sites for consumer tissue products are constructed by our competitors;

•	changes in exchange rates between the U.S. dollar and other currencies;

•	reliance on a limited number of third-party suppliers for raw materials;

•	unforeseen environmental liabilities or expenditures;

•	unanticipated manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

•	an inability to fund our debt obligations;

•	restrictions on our business from debt covenants and terms; and

•	changes in laws, regulations or industry standards affecting our business.

Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

OVERVIEW

Background

We are engaged in the manufacturing and selling of pulp-based products. We currently manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, bleached paperboard, and pulp at 15 manufacturing locations in the U.S. and Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used primarily at home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. Our products primarily utilize pulp made from wood fiber. Other major cost categories include chemicals, transportation, energy, packaging, and costs associated with our manufacturing facilities.

Recent Developments

Consumer Products Expansion

In 2010, as part of our TAD tissue expansion project, or TAD project, we began construction of new tissue manufacturing and converting facilities in Shelby, North Carolina to expand our Consumer Products segment in the Eastern United States. This site will include a TAD paper machine capable of producing ultra grades of private label tissue products and is currently expected to have five converting lines and two print lines. The first two converting lines became operational during the second quarter of 2011. Two additional converting lines are expected to become operational late in the second half of 2012 and the fifth line in 2013. The new TAD paper machine is scheduled to start-up in the fourth quarter of 2012. Also as part of our TAD project, we are currently improving our TAD tissue manufacturing capabilities in Las Vegas, which we expect to be completed in the third quarter of 2012.

The TAD project will allow us to supply a full range of TAD products, including paper towels and bath tissue, to customers across the U.S., while minimizing transportation costs. We believe this project, along with our existing manufacturing capabilities, will establish us as the only private label tissue products company to offer a full line of products to our customers.

We estimate the TAD project will cost approximately $275 million, excluding capitalized interest. As of June 30, 2012, we have incurred a total of $191.9 million in TAD project costs, of which $43.0 million and $82.6 million were incurred in the three and six months ended June 30, 2012, respectively. We expect approximately $70 million will be spent during the second half of 2012, with the remaining approximately $15 million to be spent in 2013. We have capitalized $9.1 million of interest related to the TAD project to date, of which $2.8 million and $4.9 million were incurred in the three and six months ended June 30, 2012, respectively, and we estimate total capitalized interest for the project will be approximately $19 million.

In August 2011, First Quality Tissue SE, LLC, or First Quality, filed a lawsuit against Metso Paper, the company we contracted with to supply the TAD paper machine to our Shelby facility, seeking to enjoin Metso Paper from delivering the TAD paper machine based on First Quality’s agreement with Metso Paper. On June 20, 2012, the United States District Court for the District of South Carolina ruled in favor of Clearwater Paper and Metso Paper and denied First Quality’s claim to enjoin Metso Paper from delivering the TAD paper machine to us. See Item 1 of Part II of this Report for a description of this legal proceeding.

Integration of Cellu Tissue Holdings, Inc.

On December 27, 2010, we acquired Cellu Tissue, which owned nine tissue manufacturing facilities located in the Southern, Midwestern and Eastern United States and one facility in Eastern Canada. These facilities allow us to better serve existing private label grocery customers by creating a national manufacturing footprint and provide us with the capability to expand into new private label channels. We recognized $6.7 million of cost savings from synergies relating to the acquisition in the second quarter of 2012, and $12.0 million for the first half of 2012. We expect to achieve total net cost savings from synergies of approximately $28 million in 2012, and by the end of 2012 to be on track to achieve $35 to $40 million annually in cost savings from synergies in 2013.

Components and Trends in our Business

Net sales

Net sales consist of sales of consumer tissue and paperboard products, as well as pulp, net of discounts, returns and allowances and any sales taxes collected. Prices for our consumer tissue products primarily tend to be driven by the value of our products to our customers, and are generally priced relative to the prices of branded tissue products. Demand and pricing for our pulp and paperboard products are largely determined by general global market conditions and the demand for high quality paperboard.

Operating costs

	Three Months Ended June 30,
(Dollars in thousands)	2012		2011
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$60,660	15.2%	$71,487	16.5%
Chemicals	46,994	11.8	44,321	10.2
Chips, sawdust and logs	43,572	11.0	59,505	13.8
Transportation[1]	41,813	10.5	48,154	11.1
Energy	26,348	6.6	31,793	7.3
Maintenance and repairs[2]	21,960	5.5	22,309	5.1
Packaging supplies	21,180	5.3	23,915	5.6

	$262,527	65.9%	$301,484	69.6%

[1]	Includes internal and external transportation costs.
[2]	Excluding related labor costs.

Operating costs

	Six Months Ended June 30,
(Dollars in thousands)	2012		2011
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$122,396	15.2%	$149,421	17.6%
Chemicals	92,864	11.6	82,885	9.8
Chips, sawdust and logs	83,920	10.5	102,871	12.2
Transportation[1]	83,511	10.4	92,252	10.9
Maintenance and repairs[2]	57,109	7.1	51,207	6.0
Energy	53,355	6.7	65,461	7.7
Packaging supplies	43,337	5.4	46,913	5.5

	$536,492	66.9%	$591,010	69.7%

[1]	Includes internal and external transportation costs.
[2]	Excluding related labor costs.

Purchased pulp. We purchase a significant amount of the pulp needed to supply our consumer products, and to a lesser extent our pulp and paperboard, manufacturing facilities from external suppliers. For both the three and six months ended June 30, 2012, total purchased pulp costs were 15.2% of our cost of sales, representing decreases of 1.3 percentage points and 2.4 percentage points, respectively, compared to the same periods in 2011. Our costs for purchased pulp, which escalated in 2011, continue to decrease due to lower average external pulp prices and a continued focus on internally sourced pulp.

Chemicals. We consume a significant amount of chemicals in the production of pulp and paperboard. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. A large portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are impacted by petroleum prices. Our chemical costs increased $2.7 million, or 1.6 percentage points, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Chemical costs for the six months ended June 30, 2012, increased $10.0 million, or 1.8 percentage points, over the 2011 comparable period. Costs increased during both the three and six month periods primarily as a result of higher caustic and sodium chlorate prices, as well as increased volumes at our Arkansas facility.

Chips, sawdust and logs. We purchase chips, sawdust and logs used to manufacture pulp. We source these residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs for chips, sawdust and logs for the three and six months ended June 30, 2012, decreased compared to the same 2011 periods, both in dollars and as a percentage of cost of sales, primarily due to the sale of our Lewiston, Idaho sawmill in November 2011. Excluding the effects of our former sawmill, the cost of chips, sawdust and logs increased compared to the prior year periods primarily due to supply limitations at our Arkansas pulp and paperboard mill caused by wet weather conditions.

Transportation. Fuel prices significantly impact transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S., and we transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for the three and six months ended June 30, 2012, compared to the prior year periods, decreased as less fuel was used due to an overall decline in miles shipped as a result of synergies from the Cellu Tissue acquisition. In addition, the sale of our Lewiston, Idaho sawmill in November 2011 resulted in lower overall transportation costs for the second quarter and first half of 2012 compared to the same periods of 2011.

Energy. We use energy in the form of electricity, hog fuel, steam, natural gas and, to a much lesser extent, coal to operate our mills. Energy prices have fluctuated widely over the past decade. We have taken steps to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of June 30, 2012, these contracts covered approximately 29% of our expected average monthly natural gas requirements for our manufacturing facilities for the remainder of 2012, plus lesser amounts for 2013. Energy costs for the three and six months ended June 30, 2012 were lower than the prior year period due to lower natural gas and electricity costs. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.

Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns annually at our Idaho facility and approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. In the first quarter of 2012, we had 17 combined days of scheduled machine downtime for the two paperboard machines at our Idaho pulp and paperboard mill and incurred approximately $15.5 million in major maintenance costs, excluding labor, compared to major maintenance costs of $11.4 million at the same mill in the first quarter of 2011. There was no major maintenance in the second quarters of 2012 and 2011. We expect to incur an additional $4.3 million of costs for planned major maintenance at our Arkansas facility during the fourth quarter of 2012.

In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, to improve our safety and to comply with environmental laws. Excluding $43.0 million and $82.6 million, respectively, of expenditures for our TAD project during the three and six months ended June 30, 2012, we spent $10.0 million and $20.6 million, respectively, on capital expenditures during the three and six months ended June 30, 2012, compared to $12.0 million and $24.1 million in the same periods in 2011. Capital expenditures for 2012 are expected to be between approximately $195 million and $200 million, which include an estimated $145 million to $150 million associated with our TAD project.

Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under these agreements, we incur expenses related to the unique packaging of our products for direct retail sale to consumers. For the three and six months ended June 30, 2012, packaging costs were lower than the same period in 2011 primarily due to procurement synergies resulting from the Cellu Tissue acquisition.

Other. Other costs not mentioned in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact other cost of sales amounts, we would expect this amount to be relatively steady as a percentage of costs on a period-to-period basis.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our second quarter selling, general and administrative expenses were $30.5 million in 2012 compared to $27.5 million in 2011. The increase was primarily a result of higher incentive compensation expense, legal expense of approximately $1.0 million related to the First Quality/Metso Paper litigation and additional expense associated with the integration of Cellu Tissue information systems.

Interest expense

Interest expense is mostly comprised of interest on our $375.0 million aggregate principal amount 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes, and our $150.0 million aggregate principal amount of 10.625% senior notes due 2016 issued in June 2009, which we refer to as the 2009 Notes. Interest expense also includes amortization of deferred finance costs associated with the 2009 Notes, 2010 Notes, and our revolving credit facility. Interest expense before reductions for capitalized interest in 2012 is expected to decrease slightly compared to 2011 as a result of the 2011 third quarter redemption of our industrial revenue bonds. Interest expense will also be partially offset by our continued capitalization of interest for our TAD project, which we estimate will be $13.9 million in 2012 and $19.0 million over the construction phase of the project.

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

In the first quarter of 2012 Congress identified the elimination or modification of the CBPC in connection with black liquor as a possible revenue source. Such proposed legislative action, if enacted, could limit or eliminate our ability to convert AFMTC gallons to CBPC gallons and/or CBPC gallons to AFMTC gallons and, accordingly, limit or eliminate our ability to claim carry forward credits. Although provisions relating to CBPC and AFMTC were removed from the proposed Highway Investment, Job Creation and Economic Growth Act of 2012, the ultimate outcome of these provisions or future provisions could be adverse. As a result, we made the determination to convert all gallons relating to CBPC carryforwards back to AFMTC and as of June 30, 2012 we have no remaining CBPC carryforwards. As a result of this determination, we recorded net discrete expense of $5.5 million in the three months ended March 31, 2012 comprised of $2.5 million relating to the conversion back to the AFMTC and a resulting additional $3.0 million increase in our liabilities for uncertain tax positions. Although under current federal tax law we have the ability to convert gallons of AFMTC to CBPC until 2013, we do not currently intend to do so. See Note 5 “Income Taxes” for further discussion.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth data included in our Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended June 30,
(Dollars in thousands)	2012		2011
Net sales	$473,572	100.0%	$494,627	100.0%
Costs and expenses:
Cost of sales	(398,546)	84.2	(433,358)	87.6
Selling, general and administrative expenses	(30,529)	6.4	(27,476)	5.6

Total operating costs and expenses	(429,075)	90.6	(460,834)	93.2

Income from operations	44,497	9.4	33,793	6.8
Interest expense, net	(9,147)	1.9	(10,992)	2.2
Other, net	—	—	(229)	0.0

Earnings before income taxes	35,350	7.5	22,572	4.6
Income tax provision	(13,861)	2.9	(8,649)	1.7

Net earnings	$21,489	4.5	$13,923	2.8

Net sales—Second quarter 2012 net sales decreased by $21.1 million, or 4.3%, compared to the second quarter of 2011, primarily due to the sale of our Lewiston, Idaho sawmill in November 2011. In addition, decreased paperboard and pulp shipments, as well as lower pulp net selling prices, contributed to the decrease in net sales. These unfavorable comparisons were partially offset by increased net selling prices and shipments in our Consumer Products segment. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 84.2% of net sales for the quarter ended June 30, 2012 and 87.6% of net sales for the same period in 2011. The favorable comparison was due primarily to the lower costs for purchased pulp, chips, sawdust, logs, transportation and energy, partially offset by higher chemical costs and a $1.0 million loss associated with the sale of legacy Cellu Tissue foam manufacturing assets.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $3.1 million over the prior year period primarily due to higher incentive compensation expense, legal expense of approximately $1.0 million related to the First Quality/Metso Paper litigation and additional expense associated with the integration of Cellu Tissue information systems.

Interest expense—Interest expense decreased $1.8 million in the second quarter of 2012 compared to the same period in 2011. The decrease was attributable to second quarter 2012 capitalized interest of $2.8 million associated with our TAD project, compared to $1.0 million of capitalized interest for the second quarter of 2011. The increase in capitalized interest was due to a higher level of cumulative capital expenditures associated with the TAD project in the 2012 period.

Income tax expense—Our estimated annual effective tax rate for 2012 is 35.1%, compared with 35.2% for the comparable interim period in 2011. We recorded income tax expense of $13.9 million in the three months ended June 30, 2012, compared to $8.6 million in the three months ended June 30, 2011. The actual rate for the three months ended June 30, 2012 was 39.2%, compared to an actual rate of 38.3% for the same period of 2011. The higher actual rates were primarily due to interest accrued on uncertain tax positions in each reporting period.

Business Segment Discussion

Consumer Products

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011
Net sales	$283,122	$269,118
Operating income	25,696	6,868
Percent of net sales	9.1%	2.6%

Our Consumer Products segment reported a $14.0 million, or 5.2%, increase in net sales for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The higher sales were due to a 3.3% increase in shipments resulting from a full quarter of production capacity at our converting facility in North Carolina, compared to a minimal amount of production included in the second quarter of 2011. Furthermore, net sales were also up as a result of a price increase implemented over the fourth quarter of 2011 and the first quarter of 2012.

Consumer Product’s operating income increased by $18.8 million versus the prior year quarter. The higher income for the segment was primarily attributable to the increased net sales, as well as lower external pulp costs, partially offset by higher incentive compensation expense and the $1.0 million loss associated with the sale of the legacy Cellu Tissue foam manufacturing assets.

Pulp and Paperboard

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011
Net sales	$190,450	$225,509
Operating income	32,001	34,456
Percent of net sales	16.8%	15.3%

Net sales for the Pulp and Paperboard segment were $35.1 million, or 15.5% lower in the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The decrease was primarily due to the sale of our Lewiston, Idaho sawmill in November 2011. In addition, sales of external pulp were down $5.9 million compared to the second quarter of 2011 due to the increased internal usage of pulp we produce and a 30% decline in external pulp sales prices. A 4.3% decline in paperboard volumes, compared to record shipments in the second quarter of 2011, also contributed to the lower overall net sales.

Operating income for the segment decreased $2.5 million in the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The lower operating income was primarily a result of the decrease in net sales, as discussed above, partially offset by lower pulp, energy and transportation costs, as well as the benefits of the sale of our Lewiston, Idaho sawmill.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth data included in our Condensed Consolidated Statements of Operations as a percentage of net sales.

	Six Months Ended June 30,
(Dollars in thousands)	2012		2011
Net sales	$931,370	100.0%	$960,457	100.0%
Costs and expenses:
Cost of sales	(801,622)	86.1	(848,278)	88.3
Selling, general and administrative expenses	(59,603)	6.4	(54,840)	5.7

Total operating costs and expenses	(861,225)	92.5	(903,118)	94.0

Income from operations	70,145	7.5	57,339	6.0
Interest expense, net	(18,875)	2.0	(22,325)	2.3
Other, net	—	—	(705)	0.1

Earnings before income taxes	51,270	5.5	34,309	3.6
Income tax provision	(26,055)	2.8	(14,782)	1.5

Net earnings	$25,215	2.7	$19,527	2.0

Net sales—Net sales for the six months ended June 30, 2012, decreased by $29.1 million, or 3.0%, compared to the same period in 2011, due to the sale of our Lewiston, Idaho sawmill in November 2011. Excluding net sales from the sawmill in the first half of 2011, overall net sales for the first half of 2012 increased due to higher net selling prices and shipments for tissue. These favorable comparisons were partially offset by lower external pulp shipments, due to the increased internal usage of pulp we produce, as well as lower pulp and paperboard net selling prices, for the six months ended June 30, 2012 compared to the same period for 2011. These items are discussed further below under “Business Segment Discussion.”

Cost of sales—Cost of sales was 86.1% of net sales for the six months ended June 30, 2012, and 88.3% of net sales for the same period in 2011. The favorable change in cost of sales, as a percentage of net sales, was due primarily to lower costs for purchased pulp, chips, sawdust, logs, energy and transportation, partially offset by higher chemical and maintenance costs and a $1.0 million loss on the sale of legacy Cellu Tissue foam manufacturing assets.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 0.7 percentage points as a percentage of sales for the six months ended June 30, 2012, compared to the same period in 2011. The increase over the prior year period was primarily a result of higher incentive compensation expense, legal expense of $1.9 million related to the First Quality/Metso Paper litigation incurred in the first six months of 2012, and additional expenses associated with the integration of Cellu Tissue information systems.

Interest expense—Interest expense decreased $3.5 million during the six months ended June 30, 2012, compared to the same period in 2011. The decrease was largely attributable to capitalized interest of $4.9 million associated with our TAD project in the first half of 2012, compared to $1.5 million for the first half of 2011. The increase in capitalized interest was due to a higher level of cumulative capital expenditures associated with the TAD project in the 2012 period.

Income tax expense—Our effective tax rates were 50.8% and 43.1% for the six months ended June 30, 2012 and 2011, respectively. The net increase to our tax expense and effective tax rate in the six months ended June 30, 2012, was primarily the result of $5.5 million in tax expense related to our decision to convert certain gallons of alternative fuel originally claimed in 2009 under the AFMTC, which had been converted by us in 2010 to the CBPC, back to gallons under the AFMTC. The $5.5 million is comprised of $2.5 million relating to the conversion back to the AFMTC and a resulting additional $3.0 million increase in our liabilities for uncertain tax positions. The net increase to our tax expense and effective tax rate in the six months ended June 30, 2011, was primarily the result of recording three main discrete items. The first was an increase in tax expense based on evaluating our state tax structure as Cellu Tissue is integrated with our operations. The second discrete item was a decrease in tax expense associated with certain transaction costs relating to the Cellu Tissue Acquisition that were determined to be deductible under the Internal Revenue Code. The final discrete item was an increase to tax expense related to interest accrued on uncertain tax positions.

Business Segment Discussion

Consumer Products

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Net sales	$560,952	$538,370
Operating income	51,967	20,683
Percent of net sales	9.3%	3.8%

Our Consumer Products segment reported a $22.6 million, or 4.2%, increase in net sales and a $31.3 million increase in operating income for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase in net sales was due to higher net selling prices and increased shipments. In addition to the increased net sales, operating income was also favorably affected by lower purchased pulp, energy and transportation costs, which were partially offset by higher incentive compensation and commission expense, as well as the $1.0 million loss on the sale of the legacy Cellu Tissue foam manufacturing assets.

Pulp and Paperboard

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Net sales	$370,418	$422,087
Operating income	43,659	50,104
Percent of net sales	11.8%	11.9%

Net sales for the Pulp and Paperboard segment were $51.7 million, or 12.2%, lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease was attributable to the sale of our Lewiston, Idaho sawmill in November 2011, decreased external pulp shipments due to increased internal usage of pulp we produce, lower pulp net selling prices and slightly lower paperboard net selling prices.

Operating income decreased $6.4 million in the six months ended June 30, 2012 when compared to the same period in 2011. The decrease was primarily due to higher chemical costs and higher planned major maintenance expense for the first half of 2012, compared to the first half of 2011. Lower energy costs partially offset the unfavorable comparisons.

EARNINGS BEFORE INTEREST, TAX, DEPRECIATION AND AMORTIZATION (EBITDA) AND ADJUSTED EBITDA

We use earnings before interest, tax, depreciation and amortization, or EBITDA, and EBITDA adjusted for certain items, or Adjusted EBITDA, as supplemental performance measures that are not required by, or presented in accordance with generally accepted accounting principles, or GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net earnings, operating income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. In addition, our calculation of EBITDA and Adjusted EBITDA may or may not be comparable to similarly titled measures of other companies.

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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Net earnings	$21,489	$13,923	$25,215	$19,527
Interest expense, net	9,147	10,992	18,875	22,325
Income tax provision	13,861	8,649	26,055	14,782
Depreciation and amortization expense	19,730	18,870	39,278	37,539

EBITDA	$64,227	$52,434	$109,423	$94,173

Loss on sale of foam assets	1,014	—	1,014	—
Expenses associated with Metso litigation	958	—	1,948	—

Adjusted EBITDA	$66,199	$52,434	$112,385	$94,173

LIQUIDITY AND CAPITAL RESOURCES

The following table presents information regarding our cash flows for the six months ended June 30, 2012 and 2011:

(In thousands)	2012	2011
Net cash provided by operating activities	$88,300	$44,892
Net cash used for investing activities	(64,883)	(30,204)
Net cash (used for) provided by financing activities	(14,641)	905

Cash Flows Summary

Net cash provided by operating activities for the six months ended June 30, 2012 nearly doubled compared to the same period in 2011. The increase in cash provided by operating activities for the 2012 period was due primarily to cash generated from working capital, compared to cash used for working capital in the first half of 2011, as well as higher earnings, after adjusting for noncash items. This was partially offset by a $7.0 million increase in contributions to our qualified pension plans and an increase in tax receivables for the first six months of 2012 compared to the same period in 2011.

Cash flows used in investing activities increased $34.7 million during the six months ended June 30, 2012, compared to the same period in 2011. The increase was largely due to increased capital spending for plant and equipment during the first six months of 2012, primarily associated with our TAD project. Overall cash expenditures for capital spending during the period ended June 30, 2012, increased by $36.6 million over the same period in 2011.

Net cash used for financing activities was $14.6 million as of June 30, 2012, compared with $1.0 million of net cash provided by financing activities during the same period in 2011. Cash used for financing activities in the first six months of 2012 consisted of a $13.0 million payment of minimum tax withholdings associated with equity-based payment arrangements and $7.5 million in treasury stock purchases, partially offset by an excess tax benefit from equity-based payments of $5.8 million recognized in the same period.

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

We cannot be certain, however, that our business will generate sufficient cash flow from operations or that future borrowing capacity will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we make substantial capital expenditures or consummate an acquisition, our debt service requirements could increase. We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of June 30, 2012, our short-term investments were not restricted and were largely invested in demand deposits.

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

Credit Arrangements

As of June 30, 2012, there were no borrowings outstanding under the credit facility, but approximately $5.9 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 1.75% and 2.25% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.25% and 0.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of June 30, 2012, we would have been permitted to draw approximately $119.1 million under the credit facility at LIBOR plus 1.75%.

CONTRACTUAL OBLIGATIONS

As of June 30, 2012, there have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of June 30, 2012, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

See Note 2 “Recently Adopted and New Accounting Standards” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of June 30, 2012, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Commodity Risk

We are exposed to market risk for changes in natural gas commodity pricing, which we have, from time-to-time, partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of June 30, 2012, we had firm-price contracts for natural gas covering approximately 29% of the expected average monthly requirements for the remainder of 2012, plus lesser amounts for 2013.

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

Subject to the limitations noted above, our management, with the participation of our CEO and Interim CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2012. Based on that evaluation, the CEO and Interim CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

Changes in Internal Controls

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings

In 2010, we contracted with Metso Paper USA to construct the TAD paper machine for our North Carolina facilities. On August 2, 2011, First Quality Tissue SE, LLC, or First Quality, filed a complaint against Metso Paper in the Court of Common Pleas of South Carolina, Anderson County alleging breach of contract and requesting a permanent injunction. First Quality contended that Metso Paper’s sale of a TAD paper machine to Clearwater Paper violated the restrictive covenant in First Quality’s agreement with Metso Paper. On September 13, 2011, Metso Paper removed the case to the United States District Court for the District of South Carolina. We filed a motion to intervene in the litigation to protect our interests, which was granted by the court on November 29, 2011. On December 9, 2011, the court denied First Quality’s motion for a preliminary injunction. On June 20, 2012 following a six day trial before a federal magistrate judge that began on May 7, 2012, and post-trial briefing, the court denied First Quality’s request for a permanent injunction and dismissed its amended complaint with prejudice. The court entered judgment in favor of Clearwater Paper and Metso Paper on June 21, 2012. The period for an appeal as of right by First Quality expired on July 23, 2012.

In addition to the matter discussed above, we may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A.	Risk Factors

Other than the favorable ruling in the lawsuit between First Quality and Metso Paper, as discussed above in Part II, Item 1, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. See Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011, entitled “Risk Factors.”

ITEM 2.	Unregistered Sales of Equity Securities and Uses of Proceeds

Issuer Purchases of Equity Securities

On July 28, 2011, we announced a stock repurchase program approved by our Board of Directors authorizing the company to purchase up to $30 million in shares of our common stock. Under our stock repurchase program, which does not have an expiration date, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors. During the three months ended June 30, 2012, we repurchased 238,482 shares of our outstanding common stock at an average price of $31.30 per share under this share repurchase program. As of June 30, 2012, approximately $11.2 million of the authorization remains.

The following table provides information about share repurchases that we made during the three months ended June 30, 2012 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2012 to April 30, 2012	118,048	$30.92	118,048	$14,998
May 1, 2012 to May 31, 2012	92,455	$31.89	92,455	$12,206
June 1, 2012 to June 30, 2012	27,979	$30.95	27,979	$11,181

Total	238,482	$31.30	238,482

ITEM 6.	Exhibits

The exhibit index is located on page 36 of this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: August 3, 2012	By	/s/ JOHNATHAN D. HUNTER
Johnathan D. Hunter
Vice President, Corporate Controller and
Interim Chief Financial Officer
(Duly Authorized Officer; Principal
Financial and Accounting Officer)

CLEARWATER PAPER CORPORATION

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.10(vi)[1]	Offer Letter, dated June 25, 2012, with John D. Hertz.

10.18[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Restricted Stock Unit Award, dated July 3, 2012, with John D. Hertz.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)*	Furnished statements of the Chief Executive Officer and Interim Chief Financial Officer under 18 U.S.C Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

[1]	Management contract or compensatory plan, contract or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.