Form 10-Q
period 2012-09-30
Clearwater Paper Corp
filed 2012-11-05
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of October 24, 2012 was 23,203,668.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Condensed Consolidated Financial Statements
Clearwater Paper Corporation
Condensed Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$480,233	$501,125	$1,411,603	$1,461,582
Costs and expenses:
Cost of sales	(409,822)	(448,927)	(1,211,444)	(1,297,205)
Selling, general and administrative expenses	(30,649)	(26,815)	(90,252)	(81,655)
Total operating costs and expenses	(440,471)	(475,742)	(1,301,696)	(1,378,860)
Income from operations	39,762	25,383	109,907	82,722
Interest expense, net	(7,900)	(12,100)	(26,775)	(34,425)
Other, net	—	1,290	—	585
Earnings before income taxes	31,862	14,573	83,132	48,882
Income tax provision	(12,798)	(5,928)	(38,853)	(20,710)
Net earnings	$19,064	$8,645	$44,279	$28,172
Net earnings per common share:
Basic	$0.82	$0.38	$1.90	$1.23
Diluted	0.80	0.37	1.87	1.19
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation
Condensed Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings	$19,064	$8,645	$44,279	$28,172
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax expense of $1,190, $818, $3,571 and $2,452	1,831	1,278	5,493	3,834
Amortization of prior service credit included in net periodic cost, net of tax benefit of $202, $59, $605 and $176	(310)	(91)	(930)	(275)
Foreign currency translation adjustment	—	(3,666)	—	(2,377)
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	(58)	—	(173)
Other comprehensive income (loss), net of tax	1,521	(2,537)	4,563	1,009
Comprehensive income	$20,585	$6,108	$48,842	$29,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation
Condensed Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$19,564	$8,439
Restricted cash	—	769
Short-term investments	37,000	55,001
Receivables, net	175,587	176,189
Taxes receivable	11,918	10,000
Inventories	224,435	244,071
Deferred tax assets	24,857	39,466
Prepaid expenses	8,570	11,396
Total current assets	501,931	545,331
Property, plant and equipment, net	840,981	735,566
Goodwill	229,533	229,533
Intangible assets, net	44,854	49,748
Other assets, net	9,603	11,140
TOTAL ASSETS	$1,626,902	$1,571,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$171,195	$144,631
Current liability for pensions and other postretirement employee benefits	9,861	9,861
Total current liabilities	181,056	154,492
Long-term debt	523,872	523,694
Liability for pensions and other postretirement employee benefits	197,222	215,932
Other long-term obligations	48,560	48,474
Accrued taxes	78,625	74,464
Deferred tax liabilities	70,972	69,358
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 23,825,750 and 23,101,710 shares issued	2	2
Additional paid-in capital	318,168	315,964
Retained earnings	339,832	295,553
Treasury stock, at cost, common shares-622,082 and 333,300 shares repurchased	(20,705)	(11,350)
Accumulated other comprehensive loss, net of tax	(110,702)	(115,265)
Total stockholders’ equity	526,595	484,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,626,902	$1,571,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$44,279	$28,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,477	57,108
Deferred tax expense	13,257	12,311
Equity-based compensation expense	7,681	5,117
Employee benefit plans	6,697	6,252
Changes in working capital, net	51,434	(32,621)
Change in taxes receivable, net	(1,918)	(2,028)
Excess tax benefits from equity-based payment arrangements	(9,193)	—
Change in non-current accrued taxes	4,161	1,873
Funding of qualified pension plans	(17,625)	(9,800)
Change in restricted cash, net	769	4,429
Other, net	2,564	1,490
Net cash provided by operating activities	160,583	72,303
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	18,001	41,094
Additions to plant and equipment	(155,365)	(87,251)
Proceeds from sale of assets	1,035	—
Net cash used for investing activities	(136,329)	(46,157)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Cellu Tissue debt	—	(15,595)
Purchase of treasury stock	(9,355)	(10,003)
Excess tax benefits from equity-based payment arrangements	9,193	—
Payment of tax withholdings on equity-based payment arrangements	(12,965)	(1,498)
Other, net	(2)	2,940
Net cash used for financing activities	(13,129)	(24,156)
Effect of exchange rate changes	—	153
Increase in cash	11,125	2,143
Cash at beginning of period	8,439	18,928
Cash at end of period	$19,564	$21,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$12,366	$22,303
Cash paid for income taxes	17,740	40,045
Cash received from income tax refunds	1,607	29,282
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Increase in accrued plant and equipment	$3,258	$5,087
Property acquired under capital lease	—	12,687
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited
NOTE 1 Nature of Operations and Basis of Presentation
GENERAL
We manufacture and sell pulp-based products. We currently manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, bleached paperboard and pulp at 15 manufacturing locations in the U.S. and Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used primarily at home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. Our products primarily utilize pulp made from wood fiber. In addition to wood fiber, other major cost categories include chemicals, transportation, energy, packaging, and costs associated with our manufacturing facilities.
On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue, and consolidated the acquisition in our financial statements as of that date. The financial position and results of Cellu Tissue’s operations and cash flows are fully reflected in these condensed consolidated financial statements.
On November 28, 2011, we sold our Lewiston, Idaho sawmill to Idaho Forest Group of Coeur d’Alene, Idaho. The transaction included the sale of our sawmill, planer mill, dry kilns and related assets along with log and finished goods inventories and timber under contract, in the aggregate amount of approximately $30 million. This sawmill was our only wood products facility.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, the related Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
RESTRICTED CASH AND SHORT-TERM INVESTMENTS
At September 30, 2012, we had no restricted cash balance. At December 31, 2011, all restricted cash was classified as current and included in “Restricted cash” on our Condensed Consolidated Balance Sheet. Our short-term investments are invested largely in demand deposits, which have very short maturity periods, and they therefore earn an interest rate commensurate with low-risk instruments.

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of September 30, 2012 and December 31, 2011, we had an allowance for doubtful accounts of $1.8 million and $1.7 million, respectively.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,395.4 million and $1,342.7 million at September 30, 2012 and December 31, 2011, respectively.
For the three months and nine months ended September 30, 2012, we capitalized $4.1 million and $9.0 million, respectively, of interest expense associated with the construction of our new tissue manufacturing and converting facilities in Shelby, North Carolina, and improvements to our tissue manufacturing facility in Las Vegas, Nevada, compared to $0.8 million and $2.3 million for the same periods in 2011, respectively.
STOCKHOLDERS’ EQUITY
On July 28, 2011, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock. Under our stock repurchase program, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors. During the three and nine months ended September 30, 2012, we repurchased 50,300 and 288,782 shares, respectively, of our outstanding common stock. As of September 30, 2012, we had $9.3 million of authorization remaining pursuant to our share repurchase program. We account for share repurchases under the program as treasury stock and record the amounts paid to repurchase shares at cost as a component of stockholders’ equity. We have not retired any treasury shares and may choose to reissue shares held in treasury stock in a future period.
DERIVATIVES
We had no activity during the three months and nine months ended September 30, 2012 and 2011 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of September 30, 2012, these contracts covered approximately 18% of our expected average monthly natural gas requirements for the remainder of 2012, plus lesser amounts for 2013.
We also have agreements with suppliers to purchase pulp and chemicals at market-based prices covering approximately 33% and 42%, respectively, of our current expected remaining 2012 pulp and chemical needs. These contracts for natural gas, pulp and chemicals qualify for treatment as “normal purchases or normal sales” under authoritative guidance and thus require no mark-to-market adjustment.
NOTE 2 Recently Adopted and New Accounting Standards
There were no new accounting standards adopted during the three months ended September 30, 2012. We reviewed all new accounting pronouncements issued in the period and concluded that there are none that we believe will have a significant or material impact to our current or future financial statements or disclosures.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	September 30, 2012	December 31, 2011
Pulp, paperboard and tissue products	$142,631	$162,426
Materials and supplies	64,181	62,376
Logs, pulpwood, chips and sawdust	17,623	17,713
Lumber	—	1,556
	$224,435	$244,071

Inventories are stated at the lower of market or cost using the average cost method. The last-in, first-out, or LIFO, method was previously used to determine cost of logs, wood fiber and the majority of lumber until the sale of our sawmill in November 2011. During the three months ended March 31, 2012, the remaining lumber inventory from the sawmill was sold. The sale of this inventory, which was valued at costs prevailing in prior years under the LIFO method, had the effect of increasing earnings in the period ended March 31, 2012 by an immaterial amount.
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	September 30, 2012
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$(9,849)	$40,151
Trade names and trademarks	10.0	5,300	(927)	4,373
Non-compete agreements	2.5	1,100	(770)	330
Total intangible assets		$56,400	$(11,546)	$44,854

	December 31, 2011
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$(5,682)	$44,318
Trade names and trademarks	10.0	5,300	(530)	4,770
Non-compete agreements	2.5	1,100	(440)	660
Total intangible assets		$56,400	$(6,652)	$49,748
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
We recorded income tax expense of $12.8 million and $38.9 million in the three and nine months ended September 30, 2012 compared to $5.9 million and $20.7 million in the three and nine months ended September 30, 2011. The effective rates for the three months and nine months ended September 30, 2012 were 40.2% and 46.7%, respectively, compared to rates of 40.7% and 42.4% for the same periods of 2011. As discussed below, the rates for the nine month periods included the net impact of reporting discrete items in each reporting period totaling net expense of $9.7 million and $4.0 million, respectively.
The net increase to our tax expense and effective tax rate for the nine months ended September 30, 2012 was primarily the result of $6.5 million in tax expense related to our decision to convert certain gallons of alternative fuel originally claimed in 2009 under the Alternative Fuel Mixture Tax Credit, or AFMTC, which had been converted by us in 2010 to the Cellulosic Biofuel Producer Credit, or CBPC, back to gallons under the AFMTC. The tax expense attributable to the AFMTC conversion was comprised of $3.4 million relating to the conversion back to the AFMTC and a resulting additional $3.1 million increase in our liabilities for uncertain tax positions. The remaining discrete expense of $3.2 million recorded in the nine months ended September 30, 2012 was primarily interest accrued on uncertain tax positions.
The net increase to our tax expense and effective tax rate in the nine months ended September 30, 2011 was primarily the result of discrete expenses for interest accrued on uncertain tax positions and the impact of reevaluating our state tax structure as Cellu Tissue was being integrated into our operations, partially offset by a benefit associated with certain transaction costs relating to the Cellu Tissue acquisition that were determined to be deductible under the Internal Revenue Code, or IRC.

We have tax benefits relating to excess equity-based compensation that are being utilized to reduce our U.S. taxable income. Our Condensed Consolidated Balance Sheets reflect deferred tax assets comprised of net operating losses and tax credit carryforwards excluding amounts impacted by excess equity-based compensation. We have historically elected to follow the “with-and-without” or “incremental” method for ordering tax benefits derived from employee equity-based compensation awards. As a result of this method, net operating loss carryforwards and tax credit carryforwards not generated from equity-based compensation are utilized before the current period’s equity-based tax deduction (excess tax benefits from equity-based compensation awards are recognized last). Excess tax benefits from equity-based compensation awards that are determined to reduce U.S. taxable income following this method are recognized when realized as increases to additional paid-in capital as a component of stockholders’ equity. During the nine months ended September 30, 2012, we generated additional excess tax benefits of $13.9 million relating to the release of vested performance share and restricted stock unit awards to employees. For the nine months ended September 30, 2012, $9.2 million of excess tax benefits have been allocated to additional paid-in capital and reduced income taxes payable based on the incremental method. As of September 30, 2012, we had a total amount of excess tax benefits that are not recognized on our condensed consolidated balance sheet of $8.0 million.
Subsequent to September 30, 2012, the Internal Revenue Service has undertaken an audit of the company for the 2009 through 2011 tax years. Other audits opened during the third quarter of 2012 include a Canada Revenue Agency audit of our Canadian subsidiary, which we acquired in the Cellu Tissue acquisition, for the fiscal year ended February 2010 and calendar years 2010 and 2011.
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	September 30, 2012	December 31, 2011
Trade accounts payable	$78,704	$65,040
Accrued wages, salaries and employee benefits	40,805	37,430
Accrued interest	15,879	5,245
Accrued taxes other than income taxes payable	9,158	11,257
Accrued discounts and allowances	7,564	5,588
Accrued utilities	7,225	7,265
Accrued transportation	4,380	3,801
Other	7,480	9,005
	$171,195	$144,631
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
As of September 30, 2012, there were no borrowings outstanding under the credit facility, but approximately $5.9 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 1.75% and 2.25% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.25% and 0.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of September 30, 2012, we would have been permitted to draw approximately $119.1 million under the credit facility at LIBOR plus 1.75%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of September 30, 2012, the fixed charge coverage ratio for the last twelve months was 3.4-to-1.0.
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
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	September 30, 2012	December 31, 2011
Long-term lease obligations, net of current portion	$25,336	$25,546
Deferred proceeds	11,411	13,040
Deferred compensation	10,254	8,100
Other	1,559	1,788
	$48,560	$48,474

NOTE 9 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

	Three months ended September 30:
			Other Postretirement
	Pension Benefit Plans		Employee Benefit Plans
(In thousands)	2012	2011	2012	2011
Service cost	$622	$1,931	$173	$175
Interest cost	3,673	3,773	1,454	1,714
Expected return on plan assets	(4,921)	(4,883)	—	—
Amortization of prior service cost (credit)	158	299	(670)	(449)
Amortization of actuarial loss	3,021	2,096	—	—
Net periodic cost	$2,553	$3,216	$957	$1,440

	Nine months ended September 30:
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2012	2011	2012	2011
Service cost	$1,864	$5,794	$520	$526
Interest cost	11,020	11,319	4,361	5,143
Expected return on plan assets	(14,764)	(14,649)	—	—
Amortization of prior service cost (credit)	475	895	(2,010)	(1,346)
Amortization of actuarial loss	9,064	6,286	—	—
Net periodic cost	$7,659	$9,645	$2,871	$4,323
As discussed in the notes to our consolidated financial statements in our 2011 Form 10-K, our company-sponsored pension plans were underfunded by $89.1 million at December 31, 2011. The underfunded status as of December 31, 2011 increased by $33.7 million over the underfunded status as of December 31, 2010, primarily due to lower discount rates and low returns on pension asset investments. As a result of being underfunded, we are required to make contributions to our qualified pension plans. During the nine months ended September 30, 2012, we contributed $17.6 million to these pension plans. In October 2012, we contributed an additional $3.0 million, which was the remaining contribution we were required to make in 2012.
During the nine months ended September 30, 2012, we made contributions of approximately $0.2 million to our non-qualified pension plan, which substantially fulfills our estimated 2012 annual contributions to our non-qualified pension plan. We do not anticipate funding our OPEB plans in 2012 except to pay benefit costs as incurred during the year by plan participants.

NOTE 10 Earnings per Common Share
Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with accounting guidance related to earnings per share. The following table reconciles the number of common shares used in calculating basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic average common shares outstanding[1]	23,360,967	22,865,233	23,337,323	22,975,847
Incremental shares due to:
Restricted stock units	51,230	281,782	43,580	273,821
Performance shares	287,491	444,161	264,021	442,124
Diluted average common shares outstanding	23,699,688	23,591,176	23,644,924	23,691,792

Basic net earnings per common share	$0.82	$0.38	$1.90	$1.23
Diluted net earnings per common share	0.80	0.37	1.87	1.19

Anti-dilutive shares excluded from calculation	29,382	88,674	132,273	104,212

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 11 "Equity-Based Compensation" for further discussion.
NOTE 11 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units and performance shares, based on estimated fair values.
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Restricted stock units	$297	$321	$693	$888
Performance shares	1,953	1,359	5,284	3,594
Total employee equity-based compensation	$2,250	$1,680	$5,977	$4,482
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
On December 31, 2011, the service and performance period for 499,680 outstanding performance shares granted in 2009 ended. Those performance shares were settled and distributed in the first quarter of 2012. The number of shares actually settled, as a percentage of the outstanding amount, was 200%. An additional 257,112 shares of restricted stock units vested in the first quarter of 2012, of which 90,856 shares were settled and distributed during the period and 166,256 shares that would have resulted in certain executive compensation being above the IRC section 162(m) threshold were deferred to preserve tax deductibility for the company. After adjusting for the related minimum tax withholdings, and excluding the deferred restricted stock units, a net 724,040 shares were issued in the first quarter of 2012. The related minimum tax withholdings payment made in the first quarter of 2012 in connection with issued shares was $13.0 million. Subsequent to the first quarter of 2012, no performance shares or restricted stock units have vested, and no related minimum tax withholding payments have been made.

The following table summarizes the number of share-based awards granted under our 2008 Stock Incentive Plan during the nine months ended September 30, 2012 and the grant-date fair value of the awards:

	Nine Months Ended September 30, 2012
	Number of awards	Average fair value of award per share
Restricted stock units	52,294	$34.59
Performance shares	150,865	40.24
DIRECTOR AWARDS
Each year our directors receive equity-based awards that are deferred, measured in units of our common stock and ultimately converted to cash at the time of payment. Accordingly, this compensation is subject to fluctuations based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation expense of $1.8 million and $1.7 million for the three and nine months ended September 30, 2012, compared to compensation expense of $0.5 million and $0.6 million for the same periods ended September 30, 2011.
NOTE 12 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, restricted cash, and short-term investments (Level 1)	$56,564	$56,564	$64,209	$64,209
Long-term debt (Level 1)	523,872	573,563	523,694	556,313
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

NOTE 13 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Segment net sales:
Consumer Products	$292,959	$285,237	$853,911	$823,607
Pulp and Paperboard[1]	187,274	215,888	557,692	637,975
Total segment net sales	$480,233	$501,125	$1,411,603	$1,461,582

Operating income:
Consumer Products	$18,453	$7,075	$70,420	$27,758
Pulp and Paperboard[1]	34,449	26,266	78,108	76,370
	52,902	33,341	148,528	104,128
Corporate and eliminations	(13,140)	(7,958)	(38,621)	(21,406)
Income from operations	$39,762	$25,383	$109,907	$82,722

Depreciation and amortization:
Consumer Products	$13,275	$12,920	$39,692	$37,115
Pulp and Paperboard	5,525	6,536	17,547	19,646
Corporate	399	113	1,238	347
Total depreciation and amortization	$19,199	$19,569	$58,477	$57,108

[1]
Results for Pulp and Paperboard for the nine months ended September 30, 2012 include income and expenses associated with the November 2011 sale of the Lewiston, Idaho sawmill, the effects of which were immaterial in the aggregate.

NOTE 14 Supplemental Guarantor Financial Information
On October 22, 2010 we issued the 2010 Notes. Certain of our 100% owned, domestic subsidiaries guarantee the 2010 Notes on a joint and several basis. The 2010 Notes are not guaranteed by Interlake Acquisition Corporation Limited or Cellu Tissue-CityForest, LLC. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$351,309	$118,592	$16,388	$(6,056)	$480,233
Cost and expenses:
Cost of sales	(287,715)	(116,033)	(12,130)	6,056	(409,822)
Selling, general and administrative expenses	(9,143)	(16,638)	(4,868)	—	(30,649)
Total operating costs and expenses	(296,858)	(132,671)	(16,998)	6,056	(440,471)
Income (loss) from operations	54,451	(14,079)	(610)	—	39,762
Interest expense, net	(7,900)	—	—	—	(7,900)
Earnings (loss) before income taxes	46,551	(14,079)	(610)	—	31,862
Income tax provision	(20,364)	4,980	(1,523)	4,109	(12,798)
Equity in (loss) income of subsidiary	(11,232)	(2,133)	—	13,365	—
Net earnings (loss)	$14,955	$(11,232)	$(2,133)	$17,474	$19,064
Other comprehensive income, net of tax	1,521	—	—	—	1,521
Comprehensive income (loss)	$16,476	$(11,232)	$(2,133)	$17,474	$20,585
Clearwater Paper Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,035,596	$346,397	$48,762	$(19,152)	$1,411,603
Cost and expenses:
Cost of sales	(866,127)	(329,125)	(35,344)	19,152	(1,211,444)
Selling, general and administrative expenses	(65,483)	(19,463)	(5,306)	—	(90,252)
Total operating costs and expenses	(931,610)	(348,588)	(40,650)	19,152	(1,301,696)
Income (loss) from operations	103,986	(2,191)	8,112	—	109,907
Interest expense, net	(26,775)	—	—	—	(26,775)
Earnings before income (loss) taxes	77,211	(2,191)	8,112	—	83,132
Income tax provision	(37,002)	1,478	(3,545)	216	(38,853)
Equity in income (loss) of subsidiary	3,854	4,567	—	(8,421)	—
Net earnings (loss)	$44,063	$3,854	$4,567	$(8,205)	$44,279
Other comprehensive income, net of tax	4,563	—	—	—	4,563
Comprehensive income (loss)	$48,626	$3,854	$4,567	$(8,205)	$48,842

Clearwater Paper Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2011

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$362,347	$123,524	$15,254	$—	$501,125
Cost and expenses:
Cost of sales	(313,942)	(119,820)	(15,165)	—	(448,927)
Selling, general and administrative expenses	(22,147)	(3,933)	(735)	—	(26,815)
Total operating costs and expenses	(336,089)	(123,753)	(15,900)	—	(475,742)
Income (loss) from operations	26,258	(229)	(646)	—	25,383
Interest expense, net	(11,927)	(24)	(149)	—	(12,100)
Other, net	—	—	1,290	—	1,290
Earnings (loss) before income taxes	14,331	(253)	495	—	14,573
Income tax provision	(11,116)	3,381	(341)	2,148	(5,928)
Equity in income (loss) of subsidiary	3,282	154	—	(3,436)	—
Net earnings (loss)	$6,497	$3,282	$154	$(1,288)	$8,645
Other comprehensive loss, net of tax	(2,537)	—	—	—	(2,537)
Comprehensive income (loss)	$3,960	$3,282	$154	$(1,288)	$6,108
Clearwater Paper Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2011

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,063,657	$348,559	$49,366	$—	$1,461,582
Cost and expenses:
Cost of sales	(915,786)	(335,018)	(46,401)	—	(1,297,205)
Selling, general and administrative expenses	(64,699)	(14,459)	(2,497)	—	(81,655)
Total operating costs and expenses	(980,485)	(349,477)	(48,898)	—	(1,378,860)
Income (loss) from operations	83,172	(918)	468	—	82,722
Interest expense, net	(33,805)	(90)	(530)	—	(34,425)
Other, net	—	—	585	—	585
Earnings (loss) before income taxes	49,367	(1,008)	523	—	48,882
Income tax provision	(24,136)	2,734	(1,456)	2,148	(20,710)
Equity in income (loss) of subsidiary	793	(933)	—	140	—
Net earnings (loss)	$26,024	$793	$(933)	$2,288	$28,172
Other comprehensive income, net of tax	1,009	—	—	—	1,009
Comprehensive income (loss)	$27,033	$793	$(933)	$2,288	$29,181

Clearwater Paper Corporation
Condensed Consolidating Balance Sheet
At September 30, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$12,720	$407	$6,437	$—	$19,564
Restricted cash	—	—	—	—	—
Short-term investments	37,000	—	—	—	37,000
Receivables, net	125,117	42,902	9,414	(1,846)	175,587
Taxes receivable	12,078	3,043	(3,636)	433	11,918
Inventories	162,567	55,035	6,833	—	224,435
Deferred tax assets	28,505	4,627	438	(8,713)	24,857
Prepaid expenses	7,555	843	172	—	8,570
Total current assets	385,542	106,857	19,658	(10,126)	501,931
Property, plant and equipment, net	586,344	207,179	47,458	—	840,981
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	38,635	6,219	—	44,854
Intercompany receivable (payable)	39,164	(106,958)	45,265	22,529	—
Investment in subsidiary	257,563	94,285	—	(351,848)	—
Other assets, net	9,225	378	—	—	9,603
TOTAL ASSETS	$1,507,371	$340,376	$118,600	$(339,445)	$1,626,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$132,911	$32,741	$7,389	$(1,846)	$171,195
Current liability for pensions and other postretirement employee benefits	9,861	—	—	—	9,861
Total current liabilities	142,772	32,741	7,389	(1,846)	181,056
Long-term debt	523,872	—	—	—	523,872
Liability for pensions and other postretirement employee benefits	197,222	—	—	—	197,222
Other long-term obligations	48,199	361	—	—	48,560
Accrued taxes	78,225	59	341	—	78,625
Deferred tax liabilities (assets)	(9,514)	49,652	16,585	14,249	70,972
Accumulated other comprehensive loss, net of tax	(110,702)	—	—	—	(110,702)
Stockholders’ equity excluding accumulated other comprehensive loss	637,297	257,563	94,285	(351,848)	637,297
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,507,371	$340,376	$118,600	$(339,445)	$1,626,902

Clearwater Paper Corporation
Condensed Consolidating Balance Sheet
At December 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$2,146	$901	$5,392	$—	$8,439
Restricted cash	769	—	—	—	769
Short-term investments	55,001	—	—	—	55,001
Receivables, net	100,600	66,580	9,009	—	176,189
Taxes receivable	8,957	709	334	—	10,000
Inventories	175,446	62,234	6,391	—	244,071
Deferred tax assets	27,801	2,950	194	8,521	39,466
Prepaid expenses	9,756	1,437	203	—	11,396
Total current assets	380,476	134,811	21,523	8,521	545,331
Property, plant and equipment, net	468,372	217,235	49,959	—	735,566
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	42,873	6,875	—	49,748
Intercompany receivable (payable)	120,061	(155,395)	35,334	—	—
Investment in subsidiary	249,142	89,718	—	(338,860)	—
Other assets, net	10,815	325	—	—	11,140
TOTAL ASSETS	$1,458,399	$329,567	$113,691	$(330,339)	$1,571,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$109,549	$28,838	$6,244	$—	$144,631
Current liability for pensions and other postretirement employee benefits	9,861	—	—	—	9,861
Total current liabilities	119,410	28,838	6,244	—	154,492
Long-term debt	523,694	—	—	—	523,694
Liability for pensions and other postretirement employee benefits	215,932	—	—	—	215,932
Other long-term obligations	48,009	465	—	—	48,474
Accrued taxes	73,594	—	870	—	74,464
Deferred tax liabilities (assets)	(7,144)	51,122	16,859	8,521	69,358
Accumulated other comprehensive loss, net of tax	(115,265)	—	—	—	(115,265)
Stockholders’ equity excluding accumulated other comprehensive loss	600,169	249,142	89,718	(338,860)	600,169
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,458,399	$329,567	$113,691	$(330,339)	$1,571,318

Clearwater Paper Corporation
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$44,063	$3,854	$4,567	$(8,205)	$44,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,244	19,076	4,157	—	58,477
Deferred tax expense (benefit)	(6,040)	(3,147)	(518)	22,962	13,257
Equity-based compensation expense	7,681	—	—	—	7,681
Employee benefit plans	6,697	—	—	—	6,697
Changes in working capital, net	16,641	34,698	95	—	51,434
Change in taxes receivable, net	(3,121)	(2,334)	3,970	(433)	(1,918)
Excess tax benefits from equity-based payment arrangements	(9,193)	—	—	—	(9,193)
Change in non-current accrued taxes	4,631	59	(529)	—	4,161
Funding of qualified pension plans	(17,625)	—	—	—	(17,625)
Change in restricted cash, net	769	—	—	—	769
Other, net	1,757	807	—	—	2,564
Net cash provided by operating activities	81,504	53,013	11,742	14,324	160,583
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	18,001	—	—	—	18,001
Additions to plant and equipment	(146,256)	(8,344)	(765)	—	(155,365)
Proceeds from the sale of assets	—	1,035	—	—	1,035
Net cash used for investing activities	(128,255)	(7,309)	(765)	—	(136,329)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(9,355)	—	—	—	(9,355)
Investment from (to) parent	70,454	(46,198)	(9,932)	(14,324)	—
Excess tax benefits from equity-based payment arrangements	9,193	—	—	—	9,193
Payment of tax withholdings on equity- based payment arrangements	(12,965)	—	—	—	(12,965)
Other, net	(2)	—	—	—	(2)
Net cash provided by (used for) financing activities	57,325	(46,198)	(9,932)	(14,324)	(13,129)
Increase (decrease) in cash	10,574	(494)	1,045	—	11,125
Cash at beginning of period	2,146	901	5,392	—	8,439
Cash at end of period	$12,720	$407	$6,437	$—	$19,564

Clearwater Paper Corporation
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$26,024	$793	$(933)	$2,288	$28,172
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	34,074	18,882	4,152	—	57,108
Deferred tax expense (benefit)	20,595	(5,694)	(2,590)	—	12,311
Equity-based compensation expense	5,117	—	—	—	5,117
Employee benefit plans	6,252	—	—	—	6,252
Changes in working capital, net	4,049	(40,225)	3,555	—	(32,621)
Change in taxes receivable, net	6,722	(8,168)	1,239	(1,821)	(2,028)
Change in non-current accrued taxes	1,873	—	—	—	1,873
Funding of qualified pension plans	(9,800)	—	—	—	(9,800)
Change in restricted cash, net	(500)	3,637	1,292	—	4,429
Other, net	518	672	300	—	1,490
Net cash provided by (used in) operating activities	94,924	(30,103)	7,015	467	72,303
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	41,094	—	—	—	41,094
Additions to plant and equipment	(74,958)	(11,639)	(654)	—	(87,251)
Net cash used for investing activities	(33,864)	(11,639)	(654)	—	(46,157)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(10,003)	—	—	—	(10,003)
Repayment of Cellu Tissue debt	—	—	(15,595)	—	(15,595)
Investment (to) from parent	(56,769)	38,551	18,685	(467)	—
Payment of tax withholdings on equity- based payment arrangements	(1,498)	—	—	—	(1,498)
Other, net	2,940	—	—	—	2,940
Net cash (used for) provided by financing activities	(65,330)	38,551	3,090	(467)	(24,156)
Effect of exchange rate changes	—	—	153	—	153
Increase (decrease) in cash	(4,270)	(3,191)	9,604	—	2,143
Cash at beginning of period	15,719	1,728	1,481	—	18,928
Cash at end of period	$11,449	$(1,463)	$11,085	$—	$21,071

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

OVERVIEW
Background
We manufacture and sell pulp-based products. We currently manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, machine-glazed tissue, bleached paperboard, and pulp at 15 manufacturing locations in the U.S. and Canada. Our private label tissue products, such as facial and bath tissue, paper towels and napkins, are used primarily at home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry and is ultimately used by our customers to make packaging for products ranging from liquids to pharmaceuticals to consumer goods packaging, all of which demand high quality construction and print surfaces for graphics. Our products primarily utilize pulp made from wood fiber. In addition to wood fiber, other major cost categories include chemicals, transportation, energy, packaging, and costs associated with our manufacturing facilities.
Recent Developments
Consumer Products Expansion
In 2010, as part of our TAD tissue expansion project, or TAD project, we began construction of new tissue manufacturing and converting facilities in Shelby, North Carolina to expand our Consumer Products segment in the Eastern United States. This site will include a TAD paper machine capable of producing ultra grades of private label tissue products and is currently expected to have five converting lines. The first two converting lines became operational during the second quarter of 2011. Two additional converting lines are expected to become operational in the fourth quarter of 2012 and the fifth line in 2013. The new TAD paper machine is scheduled to start-up in the fourth quarter of 2012. Also as part of our TAD project, during the third quarter of 2012, we began improvements to our TAD tissue manufacturing capabilities in Las Vegas that we completed in October 2012.
The TAD project will allow us to supply a full range of TAD products, including paper towels and bath tissue, to customers across the U.S., while minimizing transportation costs. We believe this project, along with our existing manufacturing capabilities, will establish us as the only private label tissue products company to offer a full line of tissue products to our customers.
We estimate the TAD project will cost approximately $275 million, excluding capitalized interest. As of September 30, 2012, we have incurred a total of $231.2 million in TAD project costs, of which $39.3 million and $121.9 million were incurred in the three and nine months ended September 30, 2012, respectively. We expect approximately $23 million will be spent during the fourth quarter of 2012, with the remaining balance of approximately $21 million to be spent in 2013. We have capitalized $13.2 million of interest related to the TAD project to date, of which $4.1 million and $9.0 million were incurred in the three and nine months ended September 30, 2012, respectively, and we estimate total capitalized interest for the project will be approximately $18 million.
Integration of Cellu Tissue Holdings, Inc.
On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue, which includes nine tissue manufacturing facilities located in the Southern, Midwestern and Eastern United States and one facility in Eastern Canada. These facilities allow us to better serve existing private label grocery customers by creating a national manufacturing footprint and provide us with the capability to expand into new private label channels. We recognized $8.6 million of net cost savings from synergies relating to the acquisition in the third quarter of 2012, and $20.6 million for the first three quarters of 2012. We expect to achieve total net cost savings from synergies of approximately $29.0 million in 2012, and by the end of 2012 to be on track to achieve $35 to $40 million annually in net cost savings from synergies in 2013.

Components and Trends in our Business
Net sales
Net sales consist of sales of consumer tissue, paperboard products and pulp, net of discounts, returns and allowances and any sales taxes collected. Prices for our consumer tissue products primarily tend to be driven by the value of our products to our customers, and are generally priced relative to the prices of branded tissue products. Demand and pricing for our pulp and paperboard products are largely determined by general global market conditions and the demand for high quality paperboard.
Operating costs

	Three Months Ended September 30,
(Dollars in thousands)	2012		2011
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$61,785	15.1%	$80,351	17.9%
Chemicals	45,546	11.1	43,931	9.8
Transportation[1]	43,348	10.6	49,510	11.0
Chips, sawdust and logs	40,856	10.0	47,606	10.6
Energy	27,658	6.7	33,412	7.4
Packaging supplies	20,644	5.0	23,775	5.3
Maintenance and repairs[2]	20,597	5.0	23,767	5.3
	$260,434	63.5%	$302,352	67.3%

	Nine Months Ended September 30,
(Dollars in thousands)	2012		2011
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$184,181	15.2%	$229,772	17.7%
Chemicals	138,410	11.4	126,817	9.8
Transportation[1]	126,859	10.5	141,762	10.9
Chips, sawdust and logs	124,777	10.3	150,477	11.6
Energy	81,013	6.7	98,872	7.6
Maintenance and repairs[2]	77,706	6.4	74,974	5.8
Packaging supplies	63,981	5.3	70,688	5.5
	$796,927	65.8%	$893,362	68.9%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.

Purchased pulp. We purchase a significant amount of the pulp needed to supply our consumer products, and to a lesser extent our pulp and paperboard, manufacturing facilities from external suppliers. For the three and nine months ended September 30, 2012, total purchased pulp costs were 15.1% and 15.2%, respectively, of our cost of sales, representing decreases of 2.8 percentage points and 2.5 percentage points, respectively, compared to the same periods in 2011. Our costs for purchased pulp, which were at record highs in 2011, decreased through the first three quarters of 2012 due to lower average external pulp prices and our continued focus on using our internally produced pulp.
Chemicals. We consume a substantial amount of chemicals in the production of pulp and paperboard. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. A large portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are impacted by petroleum prices. Our chemical costs increased $1.6 million, or 1.3 percentage points, for the three months ended September 30, 2012, compared to the comparable period ended September 30, 2011. Chemical costs for the nine months ended September 30, 2012, increased $11.6 million, or 1.6 percentage points, over the 2011 comparable period. Costs increased during both the three and nine month periods primarily as a result of increased production volumes and year to date increased caustic and other chemical costs.

Transportation. Fuel prices largely impact transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S., and we transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for the three and nine months ended September 30, 2012, compared to the prior year periods, decreased as less fuel was used due to an overall decline in miles shipped as a result of synergies from the Cellu Tissue acquisition, as well as improvement in negotiated rates. In addition, as a result of the sale of our Lewiston, Idaho sawmill in November 2011, overall transportation costs were lower for the nine months ended September 30, 2012, compared to the same period ending 2011.
Chips, sawdust and logs. We purchase chips, sawdust and logs used to manufacture pulp. We source these residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs for chips, sawdust and logs for the three and nine months ended September 30, 2012, decreased compared to the same 2011 periods, both in dollars and as a percentage of cost of sales, primarily due to the sale of our Lewiston, Idaho sawmill in November 2011. Excluding the effects of our former sawmill, the cost of chips, sawdust and logs decreased slightly when compared to the prior year periods primarily due to lower pricing at our Idaho pulp and paperboard mill.
Energy. We use energy in the form of electricity, hog fuel, steam, natural gas and, to a much lesser extent, coal to operate our mills. Energy prices have fluctuated widely over the past decade. We have taken steps to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of September 30, 2012, these contracts covered approximately 18% of our expected average monthly natural gas requirements for our manufacturing facilities for the remainder of 2012, plus lesser amounts for 2013. Energy costs for the three and nine months ended September 30, 2012 were lower than the prior year period due to lower natural gas and electricity costs. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns annually at our Idaho facility and approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. In the first quarter of 2012, we had 17 combined days of scheduled machine downtime for the two paperboard machines at our Idaho pulp and paperboard mill and incurred approximately $15.5 million in major maintenance costs, excluding labor, compared to major maintenance costs of $11.4 million and $3.1 million, respectively, at the same mill in the first and third quarters of 2011. There was no major maintenance in the second and third quarters of 2012. A portion of our major maintenance originally planned for the fourth quarter of 2012 at our Arkansas facility has been deferred to the first quarter of 2013. Of the $4.3 million of costs we expect to incur for this major maintenance, $2.0 million is expected to be incurred in the fourth quarter of 2012, and the remainder is expected to be spent in the first quarter of 2013.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, to improve our safety and to comply with environmental laws. Excluding $39.3 million and $121.9 million, respectively, of expenditures for our TAD project during the three and nine months ended September 30, 2012, we spent $16.1 million and $36.7 million, respectively, on capital expenditures during the three and nine months ended September 30, 2012, compared to $8.6 million and $32.7 million in the same periods in 2011. Capital expenditures for 2012 are expected to be between approximately $205 million and $210 million, which include an estimated $145 million associated with our TAD project.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under these agreements, we incur expenses related to the unique packaging of our products for direct retail sale to consumers. For the three and nine months ended September 30, 2012, packaging costs were lower than the same period in 2011 primarily due to procurement synergies resulting from the Cellu Tissue acquisition.
Other. Other costs not mentioned in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact other cost of sales amounts, we would expect this amount to stay relatively steady as a percentage of costs.

Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the three months ended September 30, 2012, and 2011, were $30.6 million and $26.8 million, respectively. The $3.8 million increase was primarily a result of higher wage and benefit, incentive based compensation and director equity-based compensation expenses.
Interest expense
Interest expense is mostly comprised of interest on our $375.0 million aggregate principal amount 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes, and our $150.0 million aggregate principal amount of 10.625% senior notes due 2016 issued in June 2009, which we refer to as the 2009 Notes. Interest expense also includes amortization of deferred finance costs associated with the 2009 Notes, 2010 Notes, and our revolving credit facility. Interest expense will be partially offset by our continued capitalization of interest for our TAD project, which we estimate will be $13.8 million in 2012 and approximately $18 million in total over the construction phase of the project. Interest expense before reductions for capitalized interest in 2012 is expected to continue decreasing slightly compared to 2011 as a result of the 2011 third quarter redemption of our industrial revenue bonds.
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
In the first quarter of 2012 Congress identified the elimination or modification of the CBPC in connection with black liquor as a possible revenue source. Such proposed legislative action, if enacted, could limit or eliminate our ability to convert AFMTC gallons to CBPC gallons and/or CBPC gallons to AFMTC gallons and, accordingly, limit or eliminate our ability to claim carry forward credits. Although provisions relating to CBPC and AFMTC were removed from the proposed Highway Investment, Job Creation and Economic Growth Act of 2012, the ultimate outcome of these provisions or future provisions could be adverse. As a result, we made the determination to convert all gallons relating to CBPC carryforwards back to AFMTC and as of September 30, 2012 we have no remaining CBPC carryforwards. As a result of this determination, we recorded net discrete expense of $6.5 million through the nine months ended September 30, 2012 comprised of $3.4 million relating to the conversion back to the AFMTC and a resulting additional $3.1 million increase in our liabilities for uncertain tax positions. Although under current federal tax law we have the ability to convert gallons of AFMTC to CBPC until 2013, we do not currently intend to do so. See Note 5 “Income Taxes” of our Condensed Consolidated Financial Statements for further discussion.
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
Subsequent to September 30, 2012, the IRS has undertaken an audit of the company for the 2009 through 2011 tax years. Other audits opened during the third quarter of 2012 include a Canada Revenue Agency audit of our Canadian subsidiary, which we acquired in the Cellu Tissue acquisition, for the fiscal year ended February 2010 and calendar years 2010 and 2011.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
The following table sets forth data included in our Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended September 30,
(Dollars in thousands)	2012		2011
Net sales	$480,233	100.0%	$501,125	100.0%
Costs and expenses:
Cost of sales	(409,822)	85.3	(448,927)	89.6
Selling, general and administrative expenses	(30,649)	6.4	(26,815)	5.4
Total operating costs and expenses	(440,471)	91.7	(475,742)	94.9
Income from operations	39,762	8.3	25,383	5.1
Interest expense, net	(7,900)	1.6	(12,100)	2.4
Other, net	—	—	1,290	0.3
Earnings before income taxes	31,862	6.6	14,573	2.9
Income tax provision	(12,798)	2.7	(5,928)	1.2
Net earnings	$19,064	4.0	$8,645	1.7
Net sales—Third quarter 2012 net sales decreased by $20.9 million, or 4.2%, compared to the third quarter of 2011, due to the sale of our Lewiston, Idaho sawmill in November 2011. Excluding net sales of $22.0 million from the sawmill in the third quarter of 2011, net sales for the third quarter of 2012 were slightly higher as a result of record quarterly shipments of approximately 139,000 tons from our Consumer Products segment as well as higher paperboard shipments. The increase in net sales was partially offset by lower external pulp sales due to increased internal usage of the pulp we produce, a 2.4% decline in paperboard net selling prices, and slightly lower overall tissue net selling prices due to increased non-retail tissue sales, which had lower net sales prices. These items are discussed further below under “Business Segment Discussion.”
Cost of sales—Cost of sales was 85.3% of net sales for the three months ended September 30, 2012 and 89.6% of net sales for the same period in 2011. The decrease was due primarily to lower costs for purchased pulp, chips, sawdust, logs, transportation and energy, partially offset by higher chemical costs.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $3.8 million over the prior year period primarily as a result of higher wage and benefit, incentive compensation and director equity-based compensation expenses.
Interest expense—Interest expense decreased $4.2 million during the three months ended September 30, 2012, compared to the same period of 2011. The decrease was largely attributable to capitalized interest of $4.1 million associated with our TAD project, compared to $0.8 million of capitalized interest in 2011. The increase in capitalized interest was due to a higher level of cumulative capital expenditures associated with the TAD project in the 2012 period.
Income tax expense—We recorded income tax expense of $12.8 million in the three months ended September 30, 2012, compared to $5.9 million in the three months ended September 30, 2011. The effective rate for the three months ended September 30, 2012, was 40.2%, compared to an effective rate of 40.7% for the same period of 2011. Income tax expense for both quarters included interest accrued on uncertain tax positions.

Business Segment Discussion
Consumer Products

	Three Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Net sales	$292,959	$285,237
Operating income	18,453	7,075
Percent of net sales	6.3%	2.5%
Our Consumer Products segment reported an increase of $7.7 million, or 2.7%, in net sales for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The higher net sales were driven by record shipments of approximately 139,000 tons, which was a 3.5% increase over shipments in the third quarter of 2011. The higher shipments in 2012 were largely a result of increased non-retail sales, which consist of parent rolls, machine-glazed tissue, away-from-home tissue and contract manufacturing, as well as increased shipments from our converting facility in North Carolina. Shipments of retail tissue for the third quarter of 2012 were similar in volume to those for the third quarter of 2011. Overall net selling prices for tissue were slightly lower for the third quarter of 2012 compared to the same period in 2011, as higher sales prices for retail tissue in the 2012 period were more than offset by a higher proportion of lower priced non-retail sales. The increased retail tissue sales prices were largely due to a price increase that was implemented in the fourth quarter of 2011and first quarter of 2012.
Consumer Product’s operating income for the three months ended September 30, 2012, increased by $11.4 million compared to the same period in 2011. The higher operating income for the segment was primarily due to increased net sales and lower purchased pulp costs, as well as lower costs for transportation and packaging supplies associated with net cost saving synergies from the Cellu Tissue acquisition. These favorable changes were partially offset by increased staffing, training and startup costs associated with our North Carolina paper making and converting facilities and higher incentive compensation expense.
Pulp and Paperboard

	Three Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Net sales	$187,274	$215,888
Operating income	34,449	26,266
Percent of net sales	18.4%	12.2%
Net sales for the Pulp and Paperboard segment decreased by $28.6 million, or 13.3%, in the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The decrease was primarily due to the sale of our Lewiston, Idaho sawmill in November 2011, which accounted for $22.0 million of the segment's net sales in the third quarter of 2011. Paperboard net sales increased 3.0% to $184.9 million for the three months ended September 30, 2012, due to a 5.5% increase in shipments, partially offset by a 2.4% decrease in net selling prices. Net sales of our externally sold pulp were $2.4 million, down $11.9 million compared to the third quarter of 2011, due primarily to our increased internal usage of the pulp we produce.
Operating income for the segment increased $8.2 million during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The higher operating income was primarily due to lower operating costs, as a result of no major maintenance costs during the current quarter compared to major maintenance costs of $3.1 million in the third quarter of 2011, and lower chips, sawdust, logs, chemical and energy costs. In addition, segment operating income was favorably affected by the benefits from the sale of our Lewiston, Idaho sawmill.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
The following table sets forth data included in our Condensed Consolidated Statements of Operations as a percentage of net sales.

	Nine Months Ended September 30,
(Dollars in thousands)	2012		2011
Net sales	$1,411,603	100.0%	$1,461,582	100.0%
Costs and expenses:
Cost of sales	(1,211,444)	85.8	(1,297,205)	88.8
Selling, general and administrative expenses	(90,252)	6.4	(81,655)	5.6
Total operating costs and expenses	(1,301,696)	92.2	(1,378,860)	94.3
Income from operations	109,907	7.8	82,722	5.7
Interest expense, net	(26,775)	1.9	(34,425)	2.4
Other, net	—	—	585	—
Earnings before income taxes	83,132	5.9	48,882	3.3
Income tax provision	(38,853)	2.8	(20,710)	1.4
Net earnings	$44,279	3.1	$28,172	1.9
Net sales—Net sales for the nine months ended September 30, 2012, decreased by $50.0 million, or 3.4%, compared to the same period in 2011, due to the sale of our Lewiston, Idaho sawmill in November 2011, which accounted for $64.1 million of net sales for the first nine months of 2011. Excluding net sales from the sawmill in the first nine months of 2011, overall net sales were higher in the nine months ended September 30, 2012, due to increased shipments and higher net selling prices for our Consumer Products segment as well as increased paperboard shipments. These favorable comparisons were partially offset by lower external pulp shipments, due to increased internal usage of pulp we produce, and lower pulp and paperboard net selling prices. These items are discussed further below under “Business Segment Discussion.”
Cost of sales—Cost of sales was 85.8% of net sales for the nine months ended September 30, 2012, and 88.8% of net sales for the same period in 2011. The favorable change in cost of sales was due primarily to lower costs for purchased pulp, energy, packaging supplies and transportation, partially offset by higher chemical and maintenance costs.
Selling, general and administrative expenses—Selling, general and administrative expenses increased 0.8 percentage points as a percentage of sales for the nine months ended September 30, 2012, compared to the same period in 2011. The increase was primarily a result of higher wage and benefits expense, increased incentive compensation expense, higher director equity-based compensation expense, $1.9 million of expense related to the First Quality/Metso Paper litigation incurred in the first half of 2012 and additional expenses associated with the integration of Cellu Tissue information systems.
Interest expense—Interest expense decreased $7.7 million during the nine months ended September 30, 2012, compared to the same period ended 2011. The decrease was largely attributable to capitalized interest of $9.0 million associated with our TAD project in the first nine months of 2012, compared to $2.3 million for the same period in 2011. The increase in capitalized interest was due to a higher level of cumulative capital expenditures associated with the TAD project in the 2012 period.
Income tax expense—Our effective tax rates were 46.7% and 42.4% for the nine months ended September 30, 2012, and 2011, respectively. The net increase to our tax expense and effective tax rate in the nine months ended September 30, 2012, was primarily the result of $6.5 million in tax expense related to our decision to convert certain gallons of alternative fuel originally claimed in 2009 under the AFMTC, which had been converted by us in 2010 to the CBPC, back to gallons under the AFMTC. The tax expense attributable to the AFMTC was comprised of $3.4 million relating to the conversion back to the AFMTC and a resulting additional $3.1 million increase in our liabilities for uncertain tax positions. The net increase to our tax expense and effective tax rate in the nine months ended September 30, 2011, was primarily the result of recording three main discrete items. The first was an increase in tax expense based on evaluating our state tax structure as Cellu Tissue is integrated with our operations. The second discrete item was a decrease in tax expense associated with certain transaction costs relating to the Cellu Tissue Acquisition that were determined to be deductible under the Internal Revenue Code. The final discrete item was an increase to tax expense related to interest accrued on uncertain tax positions.

Business Segment Discussion
Consumer Products

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Net sales	$853,911	$823,607
Operating income	70,420	27,758
Percent of net sales	8.2%	3.4%
Net sales for our Consumer Products segment increased $30.3 million, or 3.7%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The increase in net sales was primarily due to a 1.6% increase in net selling prices, which was attributable to a price increase for our retail tissue products that was implemented in the fourth quarter of 2011 and the first quarter of 2012. In addition, shipments for the 2012 nine month period were higher as a result of increased case sales of retail tissue products, due in part to more shipments from our North Carolina converting facility in 2012, and higher non-retail shipments.
Operating income, which increased $42.7 million, outpaced the growth of net sales due to favorable purchased pulp and energy costs, as well as decreased overall transportation and packaging costs due largely to net cost saving synergies from the acquisition of Cellu Tissue. These improvements were partially offset by increased staffing, training and startup costs associated with our North Carolina paper making and converting facilities, higher incentive compensation, increased commission expense and a $1.0 million loss on the sale of legacy Cellu Tissue foam manufacturing assets.
Pulp and Paperboard

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Net sales	$557,692	$637,975
Operating income	78,108	76,370
Percent of net sales	14.0%	12.0%
Net sales for the Pulp and Paperboard segment were $80.3 million lower, or 12.6%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease was primarily attributable to the sale of our Lewiston, Idaho sawmill in November 2011, which accounted for $64.1 million of the segment's net sales for the first nine months of 2011. Paperboard net sales increased slightly to $549.5 million for the first nine months of 2012 due to a 2.2% increase in shipments, which were partially offset by a 1.5% decrease in net selling prices resulting primarily from the sale of a lower proportion of higher priced extruded product in the 2012 period. The higher overall paperboard net sales were more than offset by a $22.7 million decrease in net sales of external pulp, which were largely attributable to increased internal usage of pulp we produce.
Operating income increased $1.7 million for the nine months ended September 30, 2012 when compared to the same period in 2011. The higher income was primarily due to lower energy costs and administrative expenses, as well as benefits from the sale of our Lewiston, Idaho sawmill.
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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net earnings	$19,064	$8,645	$44,279	$28,172
Interest expense, net	7,900	12,100	26,775	34,425
Income tax provision	12,798	5,928	38,853	20,710
Depreciation and amortization expense	19,199	19,569	58,477	57,108
EBITDA	$58,961	$46,242	$168,384	$140,415
Loss on sale of foam assets	—	—	1,014	—
Expenses associated with Metso litigation	—	—	1,948	—
Adjusted EBITDA	$58,961	$46,242	$171,346	$140,415
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the nine months ended September 30, 2012 and 2011:

(In thousands)	2012	2011
Net cash provided by operating activities	160,583	72,303
Net cash used for investing activities	(136,329)	(46,157)
Net cash used for financing activities	(13,129)	(24,156)
Cash Flows Summary
Net cash provided by operating activities for the nine months ended September 30, 2012 more than doubled compared to the same period in 2011. The increase in cash provided by operating activities for the 2012 period was due primarily to cash generated from working capital, compared to cash used for working capital in the first nine months of 2011, as well as higher earnings, after adjusting for noncash items. These increases were partially offset by a $9.2 million excess tax benefit from equity-based compensation arrangements in 2012, and a $7.8 million increase in contributions to our qualified pension plans for the nine months ended September 30, 2012 when compared to the same period in 2011.
Cash flows used in investing activities increased $90.2 million during the nine months ended September 30, 2012, compared to the same period in 2011. The increase was largely due to increased capital spending for plant and equipment during the first nine months of 2012, primarily associated with our TAD project. Overall cash expenditures for capital spending during the nine months ended September 30, 2012, increased by $68.1 million over the same period in 2011.
Net cash used for financing activities was $13.1 million for the nine months ended September 30, 2012, compared with $24.2 million for the same period in 2011. Cash used for financing activities in the first nine months of 2012 consisted of a $13.0 million payment of minimum tax withholdings associated with equity-based payment arrangements and $9.4 million in treasury stock purchases, partially offset by an excess tax benefit from equity-based payments of $9.2 million recognized in the same period.
Capital Resources
Due to the competitive and cyclical nature of the markets in which we operate, as well as an uncertain economic environment, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, our cash on hand and short-term investments, as well as available borrowing capacity under our revolving credit facility will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next twelve months.

We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of September 30, 2012, our short-term investments were not restricted and were largely invested in demand deposits.
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
Credit Arrangements
As of September 30, 2012, there were no borrowings outstanding under the credit facility, but approximately $5.9 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest at LIBOR plus between 1.75% and 2.25% for LIBOR loans, and a base rate effectively equal to the agent bank’s prime rate plus between 0.25% and 0.75% for other loans. The percentage margin on all loans is based on our fixed charge coverage ratio for the last twelve months, which is recalculated on a quarterly basis. As of September 30, 2012, we would have been permitted to draw approximately $119.1 million under the credit facility at LIBOR plus 1.75%.
CONTRACTUAL OBLIGATIONS
As of September 30, 2012, there have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
As of September 30, 2012, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of September 30, 2012, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we have, from time-to-time, partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of September 30, 2012, we had firm-price contracts for natural gas covering approximately 18% of the expected average monthly requirements for the remainder of 2012, plus lesser amounts in 2013.
We also have agreements with suppliers to purchase pulp and chemicals at market-based prices covering approximately 33% and 42%, respectively, of our current expected remaining 2012 pulp and chemical needs. These contracts for natural gas, pulp and chemicals qualify for treatment as “normal purchases or normal sales” under authoritative guidance and thus require no mark-to-market adjustment.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2012. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
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

On August 13, 2012, Clearwater Paper was notified that the U.S. Environmental Protection Agency (“EPA”) submitted a civil referral to the U.S. Department of Justice (“DOJ”) alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations. On September 14, 2012, the parties entered into an agreement to toll the statute of limitations. The tolling agreement expires on March 29, 2013, unless further extended by the parties. Discussions with the DOJ and EPA are ongoing.
In addition to the matters discussed above, we may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

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
On July 28, 2011, we announced a stock repurchase program approved by our Board of Directors authorizing the company to purchase up to $30 million in shares of our common stock. Under our stock repurchase program, which does not have an expiration date, we may repurchase shares in the open market or as otherwise may be determined by management, subject to market conditions, business opportunities and other factors. During the three months ended September 30, 2012, we repurchased 50,300 shares of our outstanding common stock at an average price of $37.48 per share under this share repurchase program. As of September 30, 2012, approximately $9.3 million of the authorization remains.
The following table provides information about share repurchases that we made during the three months ended September 30, 2012 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2012 to July 31, 2012	—	$—	—	$11,181
August 1, 2012 to August 31, 2012	16,900	$36.87	16,900	$10,558
September 1, 2012 to September 31, 2012	33,400	$37.75	33,400	$9,296
Total	50,300	$37.48	50,300

ITEM 6.	Exhibits
The exhibit index is located on page 35 of this Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: November 2, 2012	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: November 2, 2012	By	/s/ JOHNATHAN D. HUNTER
Johnathan D. Hunter
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)

CLEARWATER PAPER CORPORATION
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.5(i)[1]	Amendment to Employment Agreement between Gordon L. Jones and the Company, dated effective October 4, 2012.

10.10(vii)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of Restricted Stock Unit Award, to be used for special restricted stock unit awards.

10.10(viii)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of RSU Deferral Agreement for Annual LTIP RSUs.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

[1]	Management contract or compensatory plan, contract or arrangement.

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