Form 10-K
period 2012-12-31
Clearwater Paper Corp
filed 2013-02-25
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 30, 2012 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $769.9 million. Shares of common stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 11, 2013, 22,987,213 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed on or about March 25, 2013, with the Securities and Exchange Commission in connection with the registrant’s 2013 annual meeting of stockholders are incorporated by reference in Part III hereof.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our disclosure and analysis in this report and in our Annual Report to Shareholders contain, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our long-term strategy for the company and our operating divisions, the benefits of a broad manufacturing footprint and the location of our manufacturing facilities, increased customer and market opportunities for our consumer products business, cost savings programs, net cost savings from synergies associated with the Cellu Tissue Holdings, Inc. acquisition, cost reductions resulting from our new wood chipping facility, the acceptance of private label products, pulp costs, our use of internally produced pulp, the cost and timing to complete new facilities, tax rates, scheduled downtime at our facilities, future growth opportunities, future revenues, cash flows, capital expenditures, energy costs, chemical costs, transportation costs, wood fiber supply and costs, depreciation and amortization expense, manufacturing output, liquidity, debt service obligations, the payment of dividends, benefit plan funding levels, the effect of recent accounting standards on our financial condition and results of operations and the tax treatment of the alternative fuels and cellulosic biofuels tax credits. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:

▪	difficulties with the optimization and realization of the benefits expected from our new through-air-dried paper machine and converting lines in Shelby, North Carolina;

▪	the loss of business from a significant customer;

▪	increased dependence on wood pulp;

▪	changes in the cost and availability of wood fiber and wood pulp;

▪	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

▪	changes in transportation costs and disruptions in transportation services;

▪	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

▪	changes in customer product preferences and competitors' product offerings;

▪	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits;

▪	environmental liabilities or expenditures;

▪	manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

▪	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

▪	changes in expenses and required contributions associated with our pension plans;

▪	cyclical industry conditions;

▪	reliance on a limited number of third-party suppliers for raw materials;

▪	labor disruptions;

▪	inability to successfully implement our expansion strategies;

▪	inability to fund our debt obligations;

▪	restrictions on our business from debt covenants and terms; and

▪	changes in laws, regulations or industry standards affecting our business.
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

ITEM 1.
Business
GENERAL
Clearwater Paper Corporation is a leading North American producer of private label tissue and paperboard products. We manufacture quality consumer tissue, away-from-home tissue, or AFH, parent rolls (non-converted tissue product), machine-glazed tissue, bleached paperboard and pulp at 15 manufacturing locations in the U.S. and Canada. Our private label consumer tissue products - facial and bath tissue, paper towels and napkins - are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass-merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry, which demands high-quality construction and print surfaces for graphics. Our products are made primarily from wood fiber pulp.
History
Our company was owned directly or indirectly by Potlatch Corporation, or Potlatch, until our spin-off on December 16, 2008 (spin-off). In the spin-off, Potlatch distributed 100% of the issued and outstanding shares of our common stock to the holders of Potlatch common stock.
Unless the context otherwise requires or otherwise indicates, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the company” and “us” refer:

▪	for all periods prior to the spin-off, to the consumer products and pulp and paperboard businesses separated from Potlatch in the spin-off; and

▪	for all periods following the spin-off, to Clearwater Paper Corporation and its subsidiaries.
On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue, a tissue manufacturing and converting company whose customers included consumer retailers and AFH distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue, foam and machine-glazed tissue sectors. Cellu Tissue sold product as finished cases and parent rolls.
Company Strengths
Leading private label tissue manufacturer with a broad footprint in North America. Our consumer products business is a premier private label tissue manufacturer with production facilities strategically located throughout North America. We have expanded our manufacturing footprint through significant capital investments and the acquisition of Cellu Tissue, from which we realized $31.0 million in net cost saving synergies for the year ended December 31, 2012. We recently completed construction of our through-air-dried, or TAD, paper machine in Shelby, North Carolina, as well as upgrades to our Las Vegas, Nevada TAD paper machine. Additionally, we have a TAD tissue manufacturing facility in Ontario, Canada and converting operations across the U.S. As of December 31, 2012, we believe we were the sixth largest manufacturer in the North American tissue market, based on tissue parent roll capacity. Our broad manufacturing footprint allows us to better and more cost effectively service a diverse customer base, including major grocery store chains and value retailers across the entire U.S.
High quality brand equivalent tissue and other products to meet retailers' private label strategies.    Our consumer products business produces high-quality products that match the quality of the leading national brands. We focus on high value tissue products across a wide variety of categories, retail channels and geographies. We also manufacture a broad range of cost-competitive consumer products, including recycled tissue, tissue parent rolls and machine-glazed paper. In addition to our conventional paper-making capabilities, we produce TAD tissue that we convert into national brand equivalent, ultra-quality paper towels and bath tissue. Our recently expanded TAD tissue offerings are expected to create new opportunities to increase our private label consumer tissue business around our broad manufacturing footprint by allowing us to supply these key products to customers across the U.S.
High quality premium bleached paperboard products. Our pulp and paperboard business produces high-end paperboard products with smooth printing surfaces, superior brightness and cleanliness, excellent strength and forming ability and diverse ranges of thickness. The high quality of our paperboard allows buyers to use our products for packaging where branding and quality is important, such as pharmaceutical packaging, greeting cards and point of purchase displays.
Complementary, long-standing customer relationships. Our consumer products business supplies private label tissue products to several of the largest national grocery chains. Since our December 2010 acquisition of Cellu Tissue, our top 10 consumer products customers on average have accounted for approximately 55% of our total consumer products net sales. The average tenure of our top 10 tissue customers in 2012 was approximately 20 years. In addition to long-standing relationships with our top 10 tissue customers, we have a diverse base of over 200 customers across a broad geographic area. We also have long-standing customer relationships with our paperboard customers. Our top 10 paperboard customers accounted for approximately 40% of our total paperboard net sales in each of the last four years. The average tenure of our top 10 paperboard customers in 2012 was approximately 30 years.
Strategically positioned pulp and paperboard facilities. Our pulp and paperboard mill in Lewiston, Idaho is one of only two solid bleach sulfate, or SBS, paperboard mills, and the only coated SBS paperboard mill, in the Western U.S. This facility's geographic location reduces transportation costs to Asia and allows us to compete on a cost-advantaged basis relative to East Coast competitors. Our Cypress Bend, Arkansas mill is centrally located, which reduces freight costs to the Midwestern and Eastern U.S. and complements the Lewiston mill in shipping to customers nationwide.
Strategy
Our long-term strategy is to grow the size and scope of our consumer products business, optimize the profitability of our paperboard business and continue to build a high performance culture. In the near-term, our focus is on maximizing the strategic and financial benefits from the integration of our existing facilities and our recently constructed TAD paper machine and converting lines in North Carolina. We also plan to optimize the operating efficiencies and cost effectiveness of our premium bleached paperboard production.

▪
Grow Our Consumer Products Business. Our long-term strategy has been to grow within the private label tissue market. As part of this strategy, we expanded our tissue manufacturing footprint through the acquisition of Cellu Tissue in 2010 and the construction of additional converting and papermaking capacity. Most notably, our North Carolina facility has been the cornerstone of our strategy to expand our tissue operations in the Eastern U.S. With our broad manufacturing footprint now in place, we plan to continue to capitalize on our position as one of the largest premium private label tissue producers in North America by taking advantage of the attractive tissue market and the increasing adoption of store brand products by retailers and their customers. We also plan to continue to optimize the strategic and financial benefits of our broad-based manufacturing operations. This operational integration allows us to better serve existing private label grocery customers by providing them the full spectrum of consumer tissue products across the U.S., and provides us with the capability to continue to expand further into private label distribution channels in addition to grocery, including drug stores, mass merchants and discount stores.

▪
Optimize Our Pulp and Paperboard Business. We intend to continue improving our operational efficiency, and product quality and mix of customers to which we sell our paperboard products, as well as controlling our raw material and energy costs. We have implemented cost saving programs that are based primarily on lean manufacturing and cost optimization initiatives. Our cost saving programs include the implementation of an 18 month (versus the previous 12 month) major maintenance cycle at our Lewiston facility, the strengthening of our wood fiber supply chain through the acquisition of a wood chipping facility near Lewiston and a long-term wood fiber supply contract entered into in connection with the sale of our lumber mill.

ORGANIZATION
Our businesses are organized into two operating segments: Consumer Products and Pulp and Paperboard. Additional information relating to the amounts of net sales, operating income, depreciation and amortization, identifiable assets and capital expenditures attributable to each of our operating segments for 2010-2012, as well as geographic information regarding our net sales, is set forth in Note 17 to our consolidated financial statements included in under Part II, Item 8 of this report.
Consumer Products Segment
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products and also manufactures and sells AFH products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our consumer products customers. In 2012, our Consumer Products segment had net sales of $1.1 billion. A listing of our Consumer Products segment facilities is included under Part I, Item 2 of this report.
Tissue Industry Overview
Consumer Tissue Products. The U.S. tissue market can be divided into two market segments: the at-home or consumer retail purchase segment, which represents approximately two-thirds of U.S. tissue sales; and the AFH segment, which represents the remaining one-third of U.S. tissue market sales and includes locations such as airports, restaurants, hotels and office buildings.
The U.S. at-home tissue segment consists of bath, paper towels, facial and napkin products categories. Each category is further distinguished according to quality segments: ultra, premium, value and economy. As a result of process improvements and consumer preferences, the majority of at-home tissue sold in the U.S. is ultra and premium quality.

At-home tissue producers are comprised of companies that manufacture branded tissue products, private label tissue products, or both. Branded tissue suppliers manufacture, market and sell tissue products under their own nationally branded labels. Private label tissue producers sell tissue products to retailers to sell as their store brand.
In the U.S., at-home tissue is primarily sold through grocery stores, mass merchants, warehouse clubs, drug stores and discount dollar stores. Tissue has historically been one of the strongest segments of the paper and forest products industry due to its steady demand growth and the absence of severe supply imbalances that occur in a number of other paper segments. In addition to economic and demographic drivers, tissue demand is affected by product innovations and shifts in distribution channels.
Machine-Glazed Tissue. Machine-glazed tissue has a glazed coating and, in some cases, other moisture and grease-resistant coatings. Machine-glazed tissue is converted into products such as fast food and commercial food wrappers, gum wrappers, coffee filters, cigarette pack liner paper, wax paper and butter wraps.
Our Consumer Products Business
In bathroom tissue, the majority of our sales are high quality two-ply ultra and premium products, including TAD tissue products. In paper towels, we produce and sell ultra quality TAD towels as well as premium and value towels. In the facial category, we sell ultra-lotion three-ply and a complete line of two-ply premium products as well as value facial tissue. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. Recycled fiber value grade products are also available to customers who wish to further diversify their product portfolio. We compete primarily in the at-home portion of the U.S. tissue market, which made up approximately 69% of our Consumer Products segment sales in 2012.
We manufacture and sell a line of AFH products to customers with commercial and industrial tissue needs. Products include conventional one- and two-ply bath tissue, two-ply paper towels, hard wound towels and dispenser napkins.
Tissue parent rolls that we manufacture but do not convert are sold to third-party converters or brokers, after being manufactured to their requested specifications, for conversion into various end products, including at-home tissue products and absorbent products used to produce liners for diapers, feminine care products, surgical waddings and other medical and sanitary disposable products.
We also manufacture and sell machine-glazed tissue products, including wax paper products for retail food wrappers and machine-glazed tissue parent rolls for third-party converters.
Our consumer products are manufactured on 21 paper machines in our facilities located throughout the U.S. and in Ontario, Canada. Parent rolls from these paper machines are then converted and packaged at our converting facilities located across the U.S. Three of our paper machines, located in Nevada, Ontario, and our recently completed paper machine in North Carolina, produce TAD tissue that we convert into national brand comparable, ultra quality towels and/or bath tissue.
In 2012, we sold approximately 65% of the total private label tissue products sold in grocery stores in the U.S. In the 11 western states, we sold approximately 96% of the total private label tissue products sold in grocery stores in 2012.
We believe that we are the only U.S. consumer tissue manufacturer that solely produces a full line of quality private label tissue products for large retail trade channels. Most U.S. tissue producers manufacture only branded products, or both branded and private label products, or in the case of certain smaller or midsize manufacturers, only produce a limited range of tissue products or quality segments. Branded producers generally manufacture their private label products at a quality grade or two below their branded products so as not to impair sales of the branded products. Because we do not produce and market branded tissue products, we believe we are able to offer products that match the quality of leading national brands, but generally at lower prices. We are committed to maintaining a high level of quality for our products that matches the quality of the leading national brands, and we utilize independent companies to routinely test our product quality.
We sell private label tissue products through our own sales force based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.
Pulp and Paperboard Segment
Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of SBS paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products, and slush pulp, which it supplies to our Consumer Products segment. In 2012, our Pulp and Paperboard segment had net sales of $739.7 million. A listing of our pulp and paperboard facilities is included under Part I, Item 2 of this report.
Pulp and Paperboard Industry Overview
SBS paperboard is a premium paperboard grade that is most frequently used to produce folding cartons, liquid packaging, cups and plates as well as commercial printing items. SBS paperboard is used to make these products because it is manufactured using virgin fiber produced in a kraft bleaching process, which results in superior cleanliness, brightness and consistency. SBS paperboard is often manufactured with a clay coating to provide superior surface printing qualities. SBS paperboard can also be extrusion coated with a plastic film to provide a moisture barrier for some uses.
In general, the process of making paperboard begins by chemically cooking wood fibers to make pulp. The pulp is bleached to provide a white, bright pulp, which is formed into paperboard. Bleached pulp that is to be used as market pulp is dried and baled on a pulp drying machine, bypassing the paperboard machines. The various grades of paperboard are wound into rolls for shipment to customers for converting to final end uses. Liquid packaging and cup stock grades are often coated with polyethylene, a plastic coating, in a separate operation to create a resistant and durable liquid barrier.
Folding Carton Segment. Folding carton is the largest portion of the SBS category of the U.S. paperboard industry at approximately 41% in 2012. Within the folding carton segment there are varying qualities of SBS paperboard. The high end of the folding carton category in general requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. SBS paperboard is also used in the packaging of frozen foods, beverages and baked goods.
Liquid Packaging and Cup Segment. SBS liquid packaging paperboard is primarily used in the U.S. for the packaging of juices. In Japan and other Asian countries, SBS liquid packaging paperboard is primarily used for the packaging of milk and other liquid items. The cup segment of the market consists primarily of hot and cold drink cups and food packaging. The hot and cold cups are primarily used to serve beverages in quick-service restaurants, while round food containers are often used for packaging premium ice-cream and dry food products.
Commercial Printing Segment. Commercial printing applications use bleached bristols, which are heavyweight paper grades, to produce postcards, signage and sales literature. Bristols can be clay coated on one side or both sides for applications such as brochures, presentation folders and paperback book covers. The customers in this segment are accustomed to high-quality paper grades, which possess superior printability and brightness compared to most paperboard packaging grades. Suppliers to this segment must be able to deliver small volumes, often within 24 hours.
Market Pulp. The majority of the pulp manufactured worldwide is integrated with paper and paperboard production, usually at the same mill. In those cases where a paper mill does not produce its own pulp, it must purchase it on the open market. Market pulp is defined as pulp produced for sale to these customers and it excludes tonnage consumed by the producing mill or shipped to any of its affiliated mills within the same company.
Our Pulp and Paperboard Business
Our Pulp and Paperboard segment operates facilities in Idaho, which has two paperboard machines, and Arkansas, which has one paperboard machine. As of December 31, 2012, we were one of the five largest producers of bleached paperboard in North America with approximately 11% of the available production capacity.
Our overall pulp and paperboard production consists primarily of folding carton, liquid packaging, cup, plate, commercial printing grades and softwood pulp.
Folding carton board used in pharmaceuticals, cosmetics and other premium packaging, such as those that incorporate foil and holographic lamination, accounts for the largest portion of our total paperboard sales. We focus on high-end folding carton applications where the heightened focus on product quality provides for differentiation among suppliers, resulting in margins that are more attractive than less critical packaging applications.
Our liquid packaging paperboard is known for its cleanliness and printability, and is engineered for long-lived performance due to its three-ply, softwood construction. Our reputation for producing liquid packaging meeting the most demanding standards for paperboard quality and cleanliness has resulted in meaningful sales in Japan, where consumers have a particular tendency to associate blemish-free, vibrant packaging with the cleanliness, quality and freshness of the liquids contained inside.
We also sell cup stock and plate stock grades for use in food service products. A majority of our sales in this area consist of premium clay coated cup stock grades used for high-end food packaging, such as premium ice cream.
We have achieved growth in the commercial printing market through investing in print surface quality improvements at both of our paperboard mills and by focusing sales and marketing efforts on distribution partners, printers and paper merchants.
We do not produce converted paperboard end-products, so we are not simultaneously a supplier of and a competitor to our customers. Of the five largest SBS paperboard producers in the U.S., we are the only producer that does not also convert SBS paperboard into end products. We believe our position as a non-integrated supplier has resulted in a diverse group of loyal customers because when there is decreased market supply of paperboard, we do not divert our production to internal uses.
At our Idaho facility we produce bleached softwood pulp primarily for internal use. As a result of the acquisition of Cellu Tissue, which relied entirely on purchased pulp, we significantly decreased external sales of pulp produced by our Pulp and Paperboard segment in 2012 and instead utilized that pulp in our Consumer Products segment. Depending on market factors, we may sell some pulp externally going forward.

Our pulp mills are currently capable of producing approximately 856,000 tons of pulp on an annual basis. In 2012, we utilized 77% of our pulp production, or approximately 651,000 tons, to produce approximately 771,000 tons of paperboard. The increase in tonnage from pulp to paperboard production is due to the addition of coatings and other manufacturing processes. We also used 21% of our pulp production, or approximately 174,000 tons, in our Consumer Products segment to produce tissue products. The remaining 2% of our pulp production, or approximately 17,000 tons, was sold externally.
We utilize various methods for the sale and distribution of our paperboard and softwood pulp. The majority of our paperboard is sold to packaging converters domestically through sales offices located throughout the U.S., with a smaller percentage channeled through distribution to commercial printers. The majority of our international paperboard sales are conducted through sales agents and are primarily denominated in U.S. dollars. Our principal methods of competing are product quality, customer service and price.
Until our sale of the Lewiston, Idaho sawmill, in November 2011, our Pulp and Paperboard segment also sold lumber products. These products consisted of appearance grade cedar and dimensional framing lumber products for building products end users. The cedar products included appearance grade boards, siding and trim. The dimensional lumber business included two-inch dimensional framing lumber, industrial timbers and railroad ties. This sawmill also supplied wood fiber to the adjacent pulp and paperboard facility. We have contracted with the purchaser of the sawmill to continue to supply wood fiber to our Lewiston pulp and paperboard manufacturing facilities.
In December 2012, we acquired the assets of a wood chipping facility located in Clarkston, Washington, near our Lewiston, Idaho, facility in an effort to bolster our wood fiber position and obtain short-term and long-term cost savings.
RAW MATERIALS AND INPUT COSTS
For our manufacturing operations, the principal raw material used is wood fiber, which consists of purchased pulp and chips, sawdust and logs. During 2012, our purchased pulp costs were 15.1% of our cost of sales, while chips, sawdust and logs accounted for 10.1%. In 2012, our Consumer Products segment sourced 29% of its total pulp supply from our Pulp and Paperboard segment, with the remainder purchased from external suppliers.
We utilize a significant amount of chemicals in the production of pulp and paper, including caustic, polyethylene, starch, sodium chlorate, latex and specialty process paper chemicals. Many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are impacted by petroleum prices. During 2012, chemical costs accounted for 11.5% of our cost of sales.
Transportation is another significant cost input for our business. Fuel prices impact our transportation costs for delivery of raw materials to our manufacturing facilities and delivery of our finished products to customers. Our total transportation costs were 10.6% of our cost of sales in 2012.
We consume substantial amounts of energy, such as electricity, hog fuel, steam and natural gas. During 2012, energy costs accounted for 6.8% of our cost of sales. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are between a specific facility and a specific local provider. Under most of these contracts, the providers have agreed to provide us with our requirements for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we have occasionally used firm-price contracts to mitigate price risk for certain of our energy requirements.
Our maintenance and repairs, including major maintenance and repairs, represented 6.1% of our cost of sales for 2012 and are expensed as incurred. We perform routine maintenance on our machines and equipment and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
As a significant producer of private label consumer tissue products, we also incur expenses related to packaging supplies used for retail chains, wholesalers and cooperative buying organizations. Our total packaging costs for 2012 were 5.4% of our cost of sales.
We also record depreciation expense associated with our plant and equipment and amortization expense associated with our definite-lived intangible assets. Depreciation and amortization expense was 4.9% of our cost of sales for 2012.
ENVIRONMENTAL
Information regarding environmental matters is included under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, and is incorporated herein by reference.
WEBSITE
Interested parties may access our periodic and current reports filed with the SEC, at no charge, by visiting our website, www.clearwaterpaper.com. In the menu select “Investor Relations,” then select “Financial Information & SEC Filings.” Information on our website is not part of this report.

EMPLOYEES
As of December 31, 2012, we had approximately 3,860 employees, of which approximately 2,640 were employed by our Consumer Products segment, approximately 1,090 were employed by our Pulp and Paperboard segment and approximately 130 were corporate administration employees. This workforce consisted of approximately 970 salaried and fixed rate employees and approximately 2,890 hourly employees. As of December 31, 2012, approximately 52% of our workforce was covered under collective bargaining agreements.
Unions represent hourly employees at eight of our manufacturing sites. There were three hourly union labor contracts that expired in 2012, all of which were renegotiated during the year. One union contract has an expiration date in 2013:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
June 1, 2013	Consumer Products Division— Neenah, Wisconsin	United Steel Workers (USW)	330

EXECUTIVE OFFICERS OF THE REGISTRANT
The following individuals are deemed our “executive officers” under the Securities Exchange Act of 1934 as of December 31, 2012. Executive officers of the company are generally appointed as such at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which they were selected as officers. No family relationships exist among any of our executive officers.
Gordon L. Jones (age 63) served as Chief Executive Officer of the company from December 2008 until his retirement on December 31, 2012. Mr. Jones has served as a director since December 2008 and was Chairman of the Board from May 2010 to December 31, 2012. From December 2008 to November 2011, Mr. Jones served as President of the company. From July 2008 to December 2008, Mr. Jones served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From 2001 to 2010, Mr. Jones served as the President and Managing Member of Jones Investment Group LLC, an investment company. Prior to that, Mr. Jones served from May 1999 to November 2000 as President, Chief Executive Officer, and Director of Blue Ridge Paper Products, Inc., a manufacturer of paperboard and packaging products. From 1983 to 1999, Mr. Jones served in a variety of executive positions with Smurfit-Stone Container Corporation and predecessor companies. Prior to 1983, Mr. Jones served in several management roles at Procter & Gamble.
Linda K. Massman (age 46), who has succeeded Mr. Jones as Chief Executive Officer effective January 1, 2013, served as President and Chief Operating Officer from November 2011 until December 31, 2012. She has served as a director since January 2013. Ms. Massman also served as Chief Financial Officer from December 2008 to April 2012. From May 2011 to November 2011, Ms. Massman served as Senior Vice President, Finance, and as Vice President, Finance from December 2008 to May 2011. From September 2008 to December 2008, Ms. Massman served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From May 2002 to August 2008, Ms. Massman served as the Group Vice President, Finance and Corporate Planning for SUPERVALU Inc., a grocery retail company. Prior to that, Ms. Massman served from 1999 to 2001 as Vice President, Business Planning and Operations for Viquity Corporation, an enterprise software company.
John D. Hertz (age 46) joined the company in June 2012 as Senior Vice President, and has served as Senior Vice President, Finance and Chief Financial Officer since August 2012. Before joining our company, Mr. Hertz was the Vice President and Chief Financial Officer, of Novellus Systems, Inc., a position he held from June 2010 to June 2012. From October 2007 to June 2010, he served as Novellus' Vice President of Corporate Finance and Principal Accounting Officer and as Vice President and Corporate Controller from June 2007 to October 2007. From 2000 to 2007, Mr. Hertz worked for Intel Corporation where he held a number of positions, including Central Finance Controller of the Digital Enterprise Group, Finance Controller of the Enterprise Platform Services Division and Accounting Policy Controller. Prior to that Mr. Hertz was a Senior Manager with KPMG.
Robert P. DeVleming (age 60) served as Senior Vice President and President of Consumer Products from May 2011 until December 31, 2012, and served as Vice President of Consumer Products from December 2008 to May 2011. Prior to December 2008, he was employed by Potlatch Corporation for 30 years in various positions. Mr. DeVleming served as Vice President, Consumer Products of Potlatch from October 2004 to December 2008. From May 2003 through October 2004, Mr. DeVleming was Vice President, Sales, Consumer Products of Potlatch.
Michael S. Gadd (age 48) has served as Senior Vice President since May 2011 and General Counsel and Corporate Secretary since December 2008. In addition, he served as Vice President from December 2008 to May 2011. From March 2006 to December 2008, Mr. Gadd served as Associate General Counsel of Potlatch Corporation, and served as Corporate Secretary of Potlatch from July 2007 to December 2008. From 2001 to January 2006, Mr. Gadd was an attorney with Perkins Coie, LLP in Portland, Oregon.
Thomas A. Colgrove (age 61), served as Senior Vice President and President of Pulp and Paperboard from May 2011 until December 31, 2012. Effective January 1, 2013, he began serving as Senior Vice President and President of Consumer Products. Mr. Colgrove served as Vice President of Pulp and Paperboard from May 2009 to May 2011. Prior to May 2009, he was employed by Kimberly-Clark Corporation from 1984 to 2009, in various manufacturing management positions. From September 2006 to April 2009, Mr. Colgrove was the Senior Director-North America Product Supply at Kimberly-Clark and was responsible for seven North American tissue facilities. Prior to that, Mr. Colgrove held a series of Plant Manager positions at five facilities across the U.S.
Subsequent to December 31, 2012, Danny G. Johansen (age 62) became the Senior Vice President and President of Pulp and Paperboard effective January 1, 2013. From December 2008 through December 2012, he served as Vice President, Sales and Marketing, for Pulp and Paperboard. Prior to December 2008, Mr. Johansen was employed by Potlatch Corporation for nearly 36 years. From 2002 to December 2008, he served as the Director of Sales, Idaho Pulp and Paperboard division, for Potlatch.

ITEM 1A.
Risk Factors
Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.
The expansion of our TAD tissue offerings may not proceed as anticipated.
In connection with our long-term growth strategy, we recently built a new TAD paper machine and installed four converting lines at our facility in Shelby, North Carolina and upgraded our TAD manufacturing capabilities at our Las Vegas, Nevada facility. As these are recently completed projects, we are still in the process of optimizing the operation of the new and upgraded equipment, the quality of the TAD products being produced at these facilities, the converting and distribution of our TAD and existing tissue products and the sales mix of our new TAD product offerings with existing product lines. We are also working with existing customers as well as new customers to develop marketing and sales programs in connection with the new TAD products. These ongoing efforts entail numerous risks, including potential mechanical and other operational problems in the start-up phase of operations of this complex manufacturing equipment, difficulties in integrating the new TAD products with existing products, difficulties in integrating the new operations and personnel with our other tissue operations and market acceptance of the new TAD products. Any of these risks, if realized, could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, such events could also divert management's attention from other business concerns.
Additionally, over the past few years, several new or refurbished TAD paper machines have been completed or announced by our competitors, including private label competitors, that will result in a substantial increase in the supply of TAD tissue in the North American market. This increase in supply of TAD products, as well as the effects of that increased supply in displacing existing conventional tissue product sales, could have a material adverse effect on the price of TAD tissue products and on the market demand for conventional tissue products, which will continue to represent a majority of our total production for the foreseeable future.
The loss of, or a significant reduction in, orders from, or changes in prices in regards to, any of our large customers could adversely affect our operating results and financial condition.
In 2012, our Consumer Products segment derived approximately 32% of its net sales and we derived approximately 19% of our total net sales from three customers. If we lose any of these customers or if the terms of our relationship with them becomes less favorable to us, our net sales would decline, which would harm our business, results of operations and financial condition. We have experienced increased price and promotion competition for our consumer products customers, which can decrease our gross margins and adversely affect our financial condition. Some of our customers have the capability to produce the parent rolls or products themselves that they purchase from us. Our Pulp and Paperboard segment sells its products to a large number of customers, although certain customers have historically purchased a significant amount of our pulp or paperboard products.
We do not have long-term contracts with any of our customers, including our largest customers, that ensure a continuing level of business from them. In addition, our agreements with our customers are not exclusive and generally do not contain minimum volume purchase commitments. Our relationship with our large customers will depend on our ability to continue to meet their needs for quality products and services at competitive prices. If we lose one or more of these customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed. In addition, our focus on these large accounts could affect our ability to serve our smaller accounts, particularly when product supply is tight and we are not able to fully satisfy orders for these smaller accounts.
We have increased our dependence on external sources of wood pulp, which subjects our business and results of operations to potentially significant fluctuations in the price of market pulp.
In 2010, our Consumer Products segment sourced approximately 65% of its annual pulp supply from our Pulp and Paperboard segment, while the Cellu Tissue operations we acquired historically relied entirely on external suppliers for wood pulp. Consequently, due to the integration of the Cellu Tissue operations at the end of 2010, our Consumer Products segment sourced approximately 71% of its pulp requirements externally during 2012. The increased dependence on external sources of wood pulp increases our exposure to fluctuations in prices for wood pulp, which in turn could have a material adverse effect on our financial results, operations and cash flows.
Pulp prices can, and have, changed significantly from one period to the next. For example, our external pulp costs decreased 17% from 2011 to 2012. The volatility of pulp prices can adversely affect our earnings if we are unable to pass cost increases on to our customers or if the timing of any price increases for our products significantly trails the increases in pulp prices. We have not hedged these risks.

Changes in the cost and availability of wood fiber used in production of our products may adversely affect our results of operations and cash flow.
Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products and consumer products. In 2012, our wood fiber costs were 10.1% of our cost of sales. Much of the wood fiber we use in our pulp manufacturing process in Lewiston, Idaho, is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in the lumber industry. The significant reduction in home building over the past four years resulted in the closure or curtailment of operations at many sawmills. The price of wood fiber is expected to remain volatile until the housing market recovers and sawmill operations increase. Additionally, the supply and price of wood fiber can be negatively affected by weather and other events.
The effects on market prices for wood fiber resulting from various governmental programs involving tax credits or payments related to biomass and other renewable energy projects are uncertain and could result in a reduction in the supply of wood fiber available for our pulp and paperboard manufacturing operations. If we and our pulp suppliers are unable to obtain wood fiber at favorable prices or at all, our costs will increase and financial results, operations and cash flows may be materially adversely affected.
The cost of chemicals and energy needed for our manufacturing processes significantly affects our business.
We use a variety of chemicals in our manufacturing processes, including latex and polyethylene, many of which are petroleum-based chemicals. In 2012, our chemical costs were 11.5% of our cost of sales. Prices for these chemicals have been and are expected to remain volatile. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages and cost increases, ration the amount of chemicals available to us, and therefore we may not be able to obtain at favorable prices the chemicals we need to operate our business, if we are able to obtain them at all.
Our manufacturing operations utilize large amounts of electricity and natural gas and our energy requirements, particularly natural gas, will increase significantly as a result of operations at our North Carolina facility. In 2012, our energy costs were 6.8% of our cost of sales. Energy prices have fluctuated widely over the past decade, which in turn affects our cost of sales. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, geopolitical events, government regulation, and natural disasters. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.
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
Our business, particularly our Consumer Products business, is dependent on transportation services to deliver our products to our customers and to deliver raw materials to us. In 2012, our transportation costs were 10.6% of our cost of sales. The costs of these transportation services are primarily determined by fuel prices, which have steadily increased since 2008 and are affected by geopolitical and economic events. We have not been in the past, and may not be in the future, able to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.
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
The markets for our products are highly competitive, and companies that have substantially greater financial resources compete with us in each market. Some of our competitors have advantages over us, including lower raw material and labor costs and better access to the inputs of our products.

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
Competitors' branded products and private label TAD products could have an adverse effect on our financial results.
Our consumer products compete with well-known, branded products, as well as other private label products. Inherent risks in our competitive strategy include whether our products will receive direct and retail customer acceptance, new product offerings by competitors, the effects of consolidation within retailer and distribution channels, and price competition from companies that may have greater financial resources than we do. We have only recently completed new, or upgraded existing, TAD facilities that allow us to produce TAD bathroom tissue. If we are unable to offer our existing customers, or new customers, tissue products comparable to branded products or private label competitive TAD products, and in sufficient quantities, we may lose business or we may not be able to grow our existing business and be forced to sell lower-margin products, all of which could negatively affect our financial condition and results of operations.
Our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits are uncertain.
In 2009, we received refundable federal tax credit payments in connection with our use of “black liquor,” a by-product of the pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit was equal to $0.50 per gallon of alternative fuel mixture used. This tax credit expired on December 31, 2009. In 2009, we recorded pre-tax income of $170.6 million related to the Alternative Fuel Mixture Tax Credit, or AFMTC. We have not recorded any pre-tax income since 2009 relating to the AFMTC.
There is relatively little guidance regarding the AFMTC and the law governing the issue is complex. Accordingly, there remains uncertainty as to our qualification to receive the tax credit in 2009, as well as to whether we will be entitled to retain the amounts we received upon further review by the Internal Revenue Service, or IRS. In addition, while it is our position that payments received or credits taken in relation to the AFMTC should not be subject to corporate income tax, there can be no assurance as to whether or not the amounts we have received will be subject to taxation. As of December 31, 2012 we have recorded accrued taxes on uncertain tax positions related to the AFMTC of $68.3 million. In 2012, the IRS began conducting an audit of our 2008 to 2011 tax years, which is further discussed in Note 8, "Income Taxes," in the notes to the consolidated financial statements.

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
In 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation at our Lewiston, Idaho pulp facility. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations, and the parties entered into an agreement to toll the statute of limitations. The tolling agreement expires on March 29, 2013, unless further extended by the parties. Discussions with the DOJ and EPA are ongoing. However, this matter could result in civil penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to take corrective measures, install pollution control equipment, or take other remedial actions.
We own properties, conduct or have conducted operations at properties, and have assumed indemnity obligations in connection with our spin-off in 2008 from Potlatch, for properties or operations where hazardous materials have been or were used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to risks under environmental laws that impose liability for historical releases of hazardous substances. There can be no assurance that future environmental permits will be granted or that we will be able to maintain and renew existing permits, and the failure to do so could have a material adverse effect on our results of operations, financial condition and cash flows.
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

Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. For example, in 2011 we curtailed operations at our Cypress Bend, Arkansas, pulp and paperboard facility as the result of an electrical malfunction and curtailed operations at our Wiggins, Mississippi, consumer products facility as the result of a fire. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism, changes in or non-compliance with environmental or safety laws and the lack of availability of services from any of our facilities' key sole suppliers. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
U.S. and global economic conditions have negatively affected and may continue to negatively affect our business and financial results. For example, the away-from-home consumer paper products market has experienced a decline because of the slowdown in the travel and restaurant industries as a result of the ongoing economic downturn. Recessed economic conditions affect our business in a number of ways, including causing: (i) increased pressure for price concessions from customers; (ii) declines in domestic and global demand for paperboard; (iii) shifts in customer purchases that affect the mix of our product sales; (iv) decreased or low housing starts, which increase production costs due to lower wood fiber supplies; and (v) financial distress or insolvency for certain customers which could affect our sales volumes or our ability to collect accounts receivable on a timely basis from those customers.
Our company-sponsored pension plans and one of our multiemployer pension plans are currently underfunded, and over time we will be required to make cash payments to the plans, reducing cash available for our business.
We have company-sponsored pension plans covering certain of our salaried and hourly employees. The significant decline in the securities markets beginning in 2008 and resulting substantial decline in the value of equity and fixed income investments held by these plans, coupled with a low interest rate environment resulting in higher liability valuations, have caused these plans to be underfunded so that the projected benefit obligation exceeds the aggregate fair value of plan assets. At December 31, 2012, our company sponsored pension plans were underfunded in the aggregate by approximately $78.7 million. As a result of underfunding, we are required to make contributions to our qualified pension plans. In 2012, we contributed $20.6 million to these pension plans. We may be required to make increased annual contributions to our pension plans in future years, which would reduce the cash available for business and other needs.
We also contribute to two multiemployer pension plans. The amount of our annual contributions to each of these plans is negotiated with the plan and the bargaining unit representing our employees covered by the plan. In 2012 we contributed approximately $6 million to these plans and in future years we may be required to make increased annual contributions, which would reduce the cash available for business and other needs. In addition, in the event of a partial or complete withdrawal by us from any multiemployer plan that is underfunded, we would be liable for a proportionate share of such multiemployer plan's unfunded vested benefits, referred to as a withdrawal liability. A withdrawal liability is considered a contingent liability. Based on the limited information available from the plan administrator of one of our multiemployer plans, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal from or termination of that plan would likely be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any multiemployer plan that is underfunded, and such employer cannot satisfy its obligations under the multiemployer plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan's unfunded vested benefits which could result in an increase to our required annual contributions.

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
Our Pulp and Paperboard business is particularly affected by cyclical market conditions. We may be unable to sustain pricing in the face of weaker demand, and weaker demand may in turn cause us to take production downtime. In addition to lost revenue from lower shipment volumes, production downtime causes unabsorbed fixed manufacturing costs due to lower production levels. Our results of operations and cash flows may be materially adversely affected in a period of prolonged and significant market weakness. We are not able to predict market conditions or our ability to sustain pricing and production levels during periods of weak demand.
We rely on a limited number of third-party suppliers for certain raw materials required for the production of our products.
Our dependence on a limited number of third-party suppliers, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality, and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or will continue to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could interrupt production of our products, which would have a material adverse effect on our business.
Our business and financial performance may be harmed by future labor disruptions.
As of December 31, 2012, 52% of our full-time employees are represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. We currently have no collective bargaining agreements under negotiation. Any failure to reach an agreement with one of the unions may result in strikes, lockouts or other labor actions. Any such labor actions, including work slowdowns in the future or stoppages, could have a material adverse effect on our operations and financial results.
Additional expansion of our business through construction of new facilities or acquisitions may not proceed as anticipated.
In addition to the acquisition of Cellu Tissue and construction of our North Carolina facility, in the future we may build other converting and papermaking facilities, pursue acquisitions of existing facilities, or both. We may be unable to identify future suitable building locations or acquisition targets. In addition, we may be unable to achieve anticipated benefits or cost savings from construction projects or acquisitions in the timeframe we anticipate, or at all. Any inability by us to integrate and manage any new or acquired facilities or businesses in a timely and efficient manner, any inability to achieve anticipated cost savings or other anticipated benefits from these projects or acquisitions in the time frame we anticipate or any unanticipated required increases in promotional or capital spending could adversely affect our business, financial condition, results of operations or liquidity. Large construction projects or acquisitions can result in a decrease in our cash and short-term investments, an increase in our indebtedness, or both, and also may limit our ability to access additional capital when needed and divert management's attention from other business concerns.

The indentures for our outstanding notes that we issued in 2010 and 2013, and the credit agreement governing our senior secured revolving credit facility, contain various covenants that limit our discretion in the operation of our business.
The indentures governing our outstanding notes that we issued in 2010 and 2013, and the credit agreement governing our senior secured revolving credit facility, contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

▪	undergo a change in control;

▪	sell assets;

▪	pay dividends and make other distributions;

▪	make investments and other restricted payments;

▪	redeem or repurchase our capital stock;

▪	incur additional debt and issue preferred stock;

▪	create liens;

▪	consolidate, merge, or sell substantially all of our assets;

▪	enter into certain transactions with our affiliates;

▪	engage in new lines of business; and

▪	enter into sale and lease-back transactions.
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
Our failure to comply with the covenants contained in our senior secured revolving credit facility or the indentures governing our outstanding notes, including as a result of events beyond our control, could result in an event of default that could cause repayment of the debt to be accelerated.
If we are not able to comply with the covenants and other requirements contained in the indentures governing our outstanding notes, our senior secured revolving credit facility or our other debt instruments, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.
To service our indebtedness, we must generate significant cash flows. Our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facility and our existing notes, on commercially reasonable terms or at all.

Certain provisions of our certificate of incorporation and bylaws and Delaware law may make it difficult for stockholders to change the composition of our Board of Directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.
Certain provisions of our certificate of incorporation and bylaws and Delaware law may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in the best interests of the company and our stockholders. The provisions in our certificate of incorporation and bylaws include, among other things, the following:

▪	a classified Board of Directors with three-year staggered terms;

▪
the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

▪	stockholder action can only be taken at a special or regular meeting and not by written consent;

▪	advance notice procedures for nominating candidates to our Board of Directors or presenting matters at stockholder meetings;

▪	removal of directors only for cause;

▪	allowing only our Board of Directors to fill vacancies on our Board of Directors; and

▪	supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

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

ITEM 2.
Properties
FACILITIES
We own and operate facilities located throughout the United States and one in Canada. The following table lists each of our facilities and its location, use, capacity and production:

	USE	LEASED OR OWNED	CAPACITY		PRODUCTION[1]
CONSUMER PRODUCTS
Tissue manufacturing facilities:
East Hartford, Connecticut	Tissue	Owned	36,000	tons	34,000	tons
Gouverneur, New York	Tissue	Owned	39,000	tons	39,000	tons
Ladysmith, Wisconsin	Tissue	Owned	56,000	tons	53,000	tons
Las Vegas, Nevada	TAD tissue	Owned/Leased	38,000	tons	38,000	tons
Lewiston, Idaho	Tissue	Owned	190,000	tons	190,000	tons
Menominee, Michigan	Machine-glazed tissue	Owned	36,000	tons	34,000	tons
Neenah, Wisconsin	Tissue	Owned	84,000	tons	84,000	tons
Shelby, North Carolina[3]	TAD tissue	Owned/Leased	70,000	tons	2,000	tons
St. Catharines, Ontario	TAD tissue	Owned	26,000	tons	26,000	tons
	Machine-glazed tissue		23,000	tons	23,000	tons
Wiggins, Mississippi	Tissue	Owned	29,000	tons	29,000	tons
	Machine-glazed tissue		33,000	tons	33,000	tons
			660,000	tons	585,000	tons
Tissue converting facilities:
Central Islip, New York[2]	Tissue converting	Leased	38,000	tons	26,000	tons
Elwood, Illinois[2]	Tissue converting	Leased	68,000	tons	63,000	tons
Las Vegas, Nevada	Tissue converting	Owned/Leased	57,000	tons	49,000	tons
Lewiston, Idaho	Tissue converting	Owned	95,000	tons	80,000	tons
Menominee, Michigan	Machine-glazed tissue converting	Owned	27,000	tons	6,000	tons
Neenah, Wisconsin	Tissue converting	Owned	99,000	tons	57,000	tons
Oklahoma City, Oklahoma[2]	Tissue converting	Leased	14,000	tons	11,000	tons
Shelby, North Carolina[3]	Tissue converting	Owned/Leased	41,000	tons	23,000	tons
Thomaston, Georgia[2]	Tissue converting	Leased	38,000	tons	18,000	tons
			477,000	tons	333,000	tons
PULP AND PAPERBOARD
Pulp Mills:
Cypress Bend, Arkansas	Pulp	Owned	316,000	tons	309,000	tons
Lewiston, Idaho	Pulp	Owned	540,000	tons	533,000	tons
			856,000	tons	842,000	tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	Paperboard	Owned	348,000	tons	338,000	tons
Lewiston, Idaho	Paperboard	Owned	445,000	tons	433,000	tons
			793,000	tons	771,000	tons
CORPORATE
Alpharetta, Georgia	Operations and administration	Owned/Leased		N/A		N/A
Spokane, Washington	Corporate headquarters	Leased		N/A		N/A

[1]	Production amounts are approximations for full year 2012.

[2]	The buildings located at these facilities are leased by Clearwater Paper or a subsidiary, and the operating equipment located within the building is owned by Clearwater Paper or a subsidiary.

[3]
In December 2012, our new TAD tissue machine in North Carolina began producing tissue. In addition to two converting lines installed in 2011 at our North Carolina location, two more tissue converting lines at that site became operational during the fourth quarter of 2012.

ITEM 3.
Legal Proceedings
On August 13, 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations. On September 14, 2012, the parties entered into an agreement to toll the statute of limitations. The tolling agreement expires on March 29, 2013, unless further extended by the parties. Discussions with the DOJ and EPA are ongoing.
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
Our common stock is traded on the New York Stock Exchange. The following table sets forth, for each period indicated, the high and low sales prices of our common stock during our two most recent years. Prices have been retroactively adjusted to reflect our two-for-one stock split effected in the form of a stock dividend, effective August 26, 2011.

	Common Stock Price
	High	Low
Year Ended December 31, 2012:
Fourth Quarter	$42.79	$37.33
Third Quarter	41.98	33.37
Second Quarter	34.79	29.84
First Quarter	40.19	32.51
Year Ended December 31, 2011:
Fourth Quarter	$37.54	$31.50
Third Quarter	38.86	32.83
Second Quarter	41.15	30.44
First Quarter	41.74	36.82
HOLDERS
On February 11, 2013, the last reported sale price for our common stock on the New York Stock Exchange was $46.12 per share. As of February 11, 2013, there were approximately 1,050 registered holders of our common stock.
DIVIDENDS
We have not paid any cash dividends and do not anticipate paying a cash dividend in 2013. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and our stockholders. The declaration and amount of any dividends, however, will be determined by our Board of Directors and will depend on our earnings, our compliance with the terms of our notes and revolving credit facility that contain certain restrictions on our ability to pay dividends, and any other factors that our Board of Directors believes are relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Please see Part III, Item 12 of this report for information relating to our equity compensation plans.
ISSUER PURCHASES OF EQUITY SECURITIES
On July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $30 million of our common stock. Under the stock repurchase program, we were authorized to repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. During 2012, we repurchased 520,170 shares of outstanding common stock at a total cost of $18.7 million, representing an average price of $35.85 per share. We completed this repurchase program in the fourth quarter of 2012. The total number of shares repurchased under this program was 853,470 at an aggregate cost of $30 million and an average price of $35.15 per share.
On January 21, 2013, in an event subsequent to the close of our 2012 fiscal year, and in conjunction with the sale of $275 million aggregate principal amount of senior notes, we announced that our Board of Directors approved a new stock repurchase program authorizing the repurchase of $100 million of our common stock. We intend to complete this share repurchase program during 2013 through open market purchases, negotiated transactions or other means.

The following table provides information about share repurchases that we made during the three months ended December 31, 2012 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2012 to October 31, 2012	31,400	$39.63	31,400	$8,051
November 1, 2012 to November 30, 2012	199,988	$40.26	199,988	$—
December 1, 2012 to December 31, 2012	—	$—	—	$—
Total	231,388	$40.18	231,388

ITEM 6.
Selected Financial Data
Prior to our spin-off from Potlatch Corporation, or Potlatch, on December 16, 2008, we were a wholly-owned subsidiary of Potlatch. On December 16, 2008, Potlatch distributed 100% of the issued and outstanding shares of our common stock to the holders of Potlatch common stock.
During the period from December 16, 2008 through December 31, 2012, we operated as and were accounted for as a separate public company. Our results of operations and financial condition reflected in the table below cover the period from January 1, 2008 until the spin-off and related transactions. The historical financial and other data for this period prior to the spin-off was prepared on a combined basis from Potlatch’s consolidated financial statements using the historical results of operations and basis of the assets and liabilities of Potlatch’s consumer products and pulp and paperboard businesses and its wood products operation at Lewiston, Idaho, and give effect to allocations of expenses from Potlatch. All other data has been derived from our audited financial statements. Our historical financial and other data is not necessarily indicative of our future performance nor do they necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity prior to December 16, 2008. In addition, all amounts below for 2010 reflect the acquisition of Cellu Tissue on December 27, 2010, including four days of Cellu Tissue’s operating results and incurrence of acquisition related expenses. Amounts for 2011 forward, are reflective of the sale of our Lewiston, Idaho sawmill in November 2011.
Earnings per share and common shares outstanding data have been retroactively adjusted to reflect our two-for-one stock split that was effected in the form of a stock dividend distributed on August 26, 2011 to shareholders of record on August 12, 2011.

(In thousands, except earnings per share amounts)	2012	2011	2010	2009	2008
Net sales	$1,874,304	$1,927,973	$1,372,965	$1,250,069	$1,255,309
Income from operations	145,387	115,445	98,767	297,440	28,484
Net earnings[1]	64,131	39,674	73,800	182,464	9,743
Working capital[2]	293,733	390,839	394,346	452,583	14,022
Note payable to Potlatch	—	—	—	—	100,000
Long-term debt, net of current portion	523,933	523,694	538,314	148,285	—
Stockholders’ equity	540,894	484,904	468,349	363,736	180,989
Capital expenditures[3]	207,115	137,743	47,033	19,328	21,306
Property, plant and equipment, net	877,377	735,566	654,456	364,024	389,867
Total assets	1,633,456	1,571,318	1,545,336	947,463	683,266
Basic net earnings per common share	$2.75	$1.73	$3.22	$8.03	$0.43
Basic average common shares outstanding	23,299	22,914	22,947	22,721	22,710
Diluted net earnings per common share	$2.72	$1.66	$3.12	$7.75	$0.43
Diluted average common shares outstanding	23,614	23,952	23,670	23,540	22,710

[1]	Income from operations for the year ended December 31, 2009, included $170.6 million associated with the Alternative Fuel Mixture Tax Credit.

[2]	Working capital is defined as our current assets less our current liabilities as presented on our Consolidated Balance Sheets.

[3]
Capital expenditures in 2012, 2011 and 2010 primarily include expenditures related to our through-air-dried tissue expansion project at our Shelby, North Carolina, and Las Vegas, Nevada, manufacturing and converting facilities.

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
OVERVIEW
2012 Highlights
Consumer Products Expansion
In December 2012, we announced the start-up of our new through-air-dried, or TAD, paper machine and the completion of two additional converting lines that became operational in the fourth quarter of 2012. The completion of the TAD paper machine and a total of four converting lines in Shelby, North Carolina, along with another converting line we expect to install in 2013, is expected to increase our ultra and premium offerings to existing and new customers. Also in the fourth quarter, we completed upgrades to our TAD tissue manufacturing facility in Las Vegas, Nevada.
Overall, our TAD tissue expansion project, or TAD project, will allow us to supply a full range of TAD products, including paper towels and bath tissue, to customers across the U.S., while reducing transportation costs. We believe this project, along with our existing manufacturing capabilities, establishes us as the only private label tissue products company in the U.S. to offer a full line of tissue products to customers.
We estimate the TAD project will cost approximately $270 million, excluding capitalized interest. As of December 31, 2012, we have incurred a total of $253.8 million in TAD project costs, of which $144.5 million was incurred in 2012. We expect the remaining balance of approximately $16 million to be spent in 2013. In addition, we capitalized a total of $16.8 million of interest related to the TAD project, of which $12.6 million was capitalized in 2012.
In August 2011, First Quality Tissue SE, LLC, or First Quality, filed a lawsuit against Metso Paper, the company we contracted with to supply the TAD paper machine to our North Carolina facility, seeking to enjoin Metso Paper from delivering the TAD paper machine based on First Quality’s agreement with Metso Paper. On June 20, 2012, the United States District Court for the District of South Carolina ruled in favor of Clearwater Paper and Metso Paper and denied First Quality’s claim to enjoin Metso Paper from delivering the TAD paper machine to us.
Integration of Cellu Tissue Holdings, Inc.
On December 27, 2010, we acquired Cellu Tissue, which included nine tissue manufacturing facilities located in the Southern, Midwestern and Eastern United States and one facility in Eastern Canada. These facilities have allowed us to better serve existing private label grocery customers by creating a broad manufacturing footprint geographically and have enabled us to expand into new private label and other tissue channels. We recognized $10.4 million and $31.0 million of net cost savings from synergies relating to the acquisition during the three and twelve months ended December 31, 2012, respectively, and expect to achieve $35 to $40 million annually in net cost savings from synergies beginning in 2013.
Capital Allocation
On July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $30 million of our common stock. Under the stock repurchase program, we were authorized to repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. During 2012, we repurchased 520,170 shares of outstanding common stock at a total cost of $18.7 million, representing an average price of $35.85 per share. We completed this repurchase program in the fourth quarter of 2012. The total number of shares repurchased under this program was 853,470 at an aggregate cost of $30 million and an average price of $35.15 per share.

On February 22, 2013, in an event subsequent to the close of our 2012 fiscal year, and in conjunction with the issuance of $275 million of 4.5% aggregate principal senior notes due 2023, which we refer to as the 2013 Notes, we redeemed $150 million in aggregate principal amount of 10.625% senior notes issued in 2009. In addition, through the same subsequent event, we announced that our Board of Directors approved a new common stock repurchase program authorizing the repurchase of $100 million of our common stock, to be funded by a portion of the proceeds from the 2013 Notes. We intend to complete this share repurchase program during 2013 through open market purchases, negotiated transactions or other means.
Business
We are a leading producer of private label tissue and premium bleached paperboard products. Our products are primarily wood pulp-based and predominately manufactured in the U.S.
Our business is organized into two reporting segments:

•
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products in each tissue category, including bathroom tissue, paper towels, napkins and facial tissue. We also manufacture away-from-home tissue, or AFH, machine-glazed tissue and parent rolls for external sales. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our consumer products customers. In 2012, our Consumer Products segment had net sales of $1.1 billion, representing approximately 61% of our total net sales.

•
Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of solid bleach sulfate paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products, and slush pulp, which it supplies to our Consumer Products segment. In 2012, our Pulp and Paperboard segment had net sales of $739.7 million, representing approximately 39% of our total net sales.

Developments and Trends in our Business
Net Sales
Prices for our consumer tissue products are affected by competitive conditions and the prices of branded tissue products. Tissue has historically been one of the strongest segments of the paper and forest products industry due to its steady demand growth and the absence of severe supply imbalances that occur in a number of other paper segments. Our Consumer Products segment competes based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.
Demand and pricing for our pulp and paperboard products are largely determined by macro-economic conditions around the world. Paperboard prices softened modestly in 2012 compared to 2011.
Our pulp and paperboard business experiences cyclical market conditions and, as a result, historical prices for our products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. In addition, currency exchange rates affect U.S. supplies of paperboard, as non-U.S. manufacturers are attracted to the U.S. market when the dollar is relatively strong. Our paperboard business, through exports denominated in U.S. dollars, has benefited significantly from general weakness in the U.S. dollar over the past few years.
The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. In addition, our businesses are capital intensive, which leads to high fixed costs, large capital outlays and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors have lower production costs and greater buying power and, as a result, may be less adversely affected than we are by price decreases.
Net sales consist of sales of consumer tissue and pulp and paperboard, net of discounts, returns and allowances and any sales taxes collected.

Operating Costs
Prices for our principal operating cost items are variable and directly affect our results of operations. For example, as economic conditions improve, we normally would expect at least some upward pressure on these operating costs. Competitive market conditions can limit our ability to pass cost increases through to our customers.

	Year Ended December 31,
	2012		2011		2010
(Dollars in thousands)	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$242,921	15.1%	$291,595	17.1%	$175,519	15.0%
Chemicals	183,606	11.5	174,660	10.3	132,263	11.3
Transportation[1]	171,114	10.6	185,329	10.9	136,731	11.6
Chips, sawdust and logs	162,904	10.1	196,017	11.5	128,934	11.0
Energy	109,592	6.8	130,179	7.6	91,977	7.8
Maintenance and repairs[2]	98,217	6.1	99,775	5.9	82,368	7.0
Packaging supplies	86,282	5.4	94,926	5.6	45,263	3.9
Depreciation and amortization	79,333	4.9	76,933	4.5	47,728	4.0
	$1,133,969	70.5%	$1,249,414	73.4%	$840,783	71.6%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.
Purchased pulp. We purchase a significant amount of the pulp from external suppliers to supply our consumer products, and, to a lesser extent, our pulp and paperboard manufacturing facilities. For 2012, total purchased pulp costs were 15.1% of our cost of sales, representing a decrease of 2.0 percentage points compared to 2011. This decrease in purchased pulp costs was primarily due to lower average external pulp prices in 2012, which were at record highs in 2011, and our continued focus on using our internally produced pulp at our consumer products facilities. In 2013 we expect to continue using our lower cost internally produced pulp at our consumer products facilities to help defray our pulp costs.
Chemicals. We consume a substantial amount of chemicals in the production of pulp and paperboard. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. A large portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are impacted by petroleum prices. Chemical costs for 2012 increased $8.9 million, or 1.2 percentage points, over 2011 costs, primarily as a result of increased production volumes and, to a lesser degree, higher starch and caustic pricing.
Transportation. Fuel prices significantly impact transportation costs for delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport significant numbers of unconverted parent rolls from our tissue mills to our geographically dispersed tissue converting facilities. Our transportation costs for 2012, compared to 2011, decreased as less fuel was needed because of continuing optimization of shipping to and from our expanded converting facilities resulting from the Cellu Tissue acquisition. Because of our expanded size, we were also able to continue negotiating better fuel rates and surcharges. In addition, as a result of the sale of our Lewiston, Idaho sawmill in November 2011, overall transportation costs were lower for 2012 compared to 2011.
Chips, sawdust and logs. We purchase chips, sawdust and logs used to manufacture pulp. Overall costs for chips, sawdust and logs for 2012 decreased compared to 2011, both in dollars and as a percentage of cost of sales, primarily due to the sale of our Lewiston, Idaho sawmill in November 2011. Excluding the effects of our former sawmill, the cost of chips, sawdust and logs decreased slightly when compared to the prior year period primarily due to lower hardwood usage,which was attributable to the use of a higher proportion of lower-priced sawdust, and lower overall pricing at our Lewiston, Idaho, pulp and paperboard mill. In 2013, as a result of our acquisition of a wood chipping facility at the end of 2012, we expect to be less exposed to market costs for chips, sawdust and logs.

Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices have fluctuated widely over the past decade. We have taken steps, and intend to continue to take steps, to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. However, TAD tissue production involves greater natural gas usage than conventional tissue manufacturing and, as a result, we expect our natural gas requirements will increase due to the start up of our North Carolina TAD paper machine. To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of December 31, 2012, these contracts covered approximately 4% of our expected natural gas requirements for our manufacturing facilities for 2013. Energy costs for 2012 were lower than those in 2011 due to lower usage as a result of the sale of our Lewiston, Idaho, sawmill and lower natural gas and electricity prices. Our energy costs in future periods will continue to depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage.
Maintenance and repairs. We incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. Maintenance and repair costs, including major maintenance and repairs, are expensed as incurred.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns annually at our Idaho facility, historically, and approximately every 18 months at our Arkansas facility, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. We have optimized the major maintenance process at our Idaho facility and expect that facility to also be on an 18 month schedule going forward. In the first quarter of 2012, we had 17 combined days of scheduled machine downtime for the two paperboard machines at our Idaho pulp and paperboard mill and incurred approximately $15.5 million in major maintenance costs, excluding labor, compared to major maintenance costs of $11.4 million and $3.1 million, respectively, at the same mill in the first and third quarters of 2011. There was no major maintenance in the second and third quarters of 2012. As a result of a decision to defer a portion of our expected major maintenance costs at our Arkansas facility of $4.3 million originally planned for the fourth quarter of 2012 we spent $2.0 million in the fourth quarter of 2012, and expect to incur the remainder in the first quarter of 2013. In 2013, we expect to spend a total of approximately $14 million for planned major maintenance, which consists of an estimated $3 million at our Arkansas facility during the first quarter and an estimated $11 million at our Idaho facility, which is largely expected to be incurred during the third quarter.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, to improve safety at our facilities and to comply with environmental laws. Excluding $144.5 million of expenditures for our TAD project, we spent $50.0 million on capital expenditures during 2012, compared to $47.3 million in 2011. Capital expenditures for 2013 are expected to be approximately $91 million, which includes an estimated $16 million associated with the completion of our TAD project.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. In connection with sales to these customers, we incur expenses related to the unique packaging of our products for direct retail sale to consumers. For the year ended December 31, 2012, packaging costs were lower than those in 2011 primarily due to procurement synergies resulting from the Cellu Tissue acquisition.
Depreciation and amortization. We record depreciation expense associated with our plant and equipment and amortization expense associated with our definite-lived intangible assets. Depreciation and amortization expense for 2012 was higher than 2011 due primarily to additional depreciation associated with our TAD project. We anticipate a further increase in 2013 due primarily to a full year of depreciation associated with our North Carolina TAD paper machine, which started up in December 2012.
Other. Other costs not mentioned in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact cost of sales, we would expect this impact to be relatively steady as a percentage of cost of sales on a year-over-year basis.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. Our total selling, general and administrative costs were $121.0 million in 2012 compared to $110.0 million in 2011, with the increase primarily a result of higher wage and benefits expense, partially associated with the completion of our North Carolina facility, as well as increased incentive compensation expense, expense related to the First Quality/Metso Paper litigation and additional expenses associated with the integration of Cellu Tissue and achieving net cost saving synergies.

Interest expense
Interest expense in 2012 was mostly comprised of interest on our $375 million aggregate principal amount 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes, and our $150 million aggregate principal amount 10.625% senior notes due 2016 issued in June 2009, which we refer to as the 2009 Notes.
Interest expense also includes amortization of deferred finance costs associated with all of our notes and our revolving credit facility. Interest expense in 2012 was partially offset by our capitalization of interest for our TAD project. Interest expense before reductions for capitalized interest in 2012 decreased slightly compared to 2011 primarily as a result of the third quarter 2011 redemption of our industrial revenue bonds.
In January 2013, we issued the 2013 Notes. A portion of the proceeds from the 2013 Notes were used to redeem the 2009 Notes in February 2013. As a result of the issuance of the 2013 Notes at an interest rate significantly lower than the 2009 Notes, our interest expense is expected to decrease by approximately $3.6 million on an annual basis. However, this favorable change in interest expense associated with our notes will be more than offset by a decrease in capitalized interest, as no capitalized interest is expected in 2013 compared to $12.6 million recorded in 2012.
Income taxes
Income taxes are based on reported earnings and tax rates in jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences in reported earnings and taxable income using current law and enacted tax rates. The annual rates, including discrete items, for the years ended December 31, 2012, 2011 and 2010 were 42.5%, 44.1% and 3.1%, respectively. The reasons for the change in the tax rate from 2012 compared to 2011 was primarily due to four items.  The first was a decrease in the rate attributable to state tax credits.  The second was a decrease due to a remeasurement of state deferred tax assets and liabilities using anticipated future tax rates that will be in effect when the underlying assets and liabilities reverse.  The third was a reduction of the valuation allowance relating to foreign tax credits. Lastly, the decision in the first quarter of 2012 to convert certain gallons of alternative fuel originally claimed in 2009 under the Alternative Fuel Mixture Tax Credit, or AFMTC, which had been converted by us in 2010 to the Cellulosic Biofuel Producer Credit, or CBPC, back to gallons under the AFMTC and associated uncertain tax position. The low annual rate in 2010 was primarily due to benefits from the CBPC and reductions in our provision for uncertain tax positions relating to the AFMTC.
The estimated annual effective tax rate for 2013 is expected to be approximately 40%.

RESULTS OF OPERATIONS
Our financial and other data are not necessarily indicative of our future performance. The results discussed below include Cellu Tissue operating results from December 28, 2010 forward.
Our business is organized into two reporting segments: Consumer Products and Pulp and Paperboard. Intersegment costs for pulp transferred from our Pulp and Paperboard segment to our Consumer Products segment are recorded at cost, and thus no intersegment sales or cost of sales for these transfers are included in our segments' results.
YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2012		2011
Net sales	$1,874,304	100.0%	$1,927,973	100.0%
Costs and expenses:
Cost of sales	(1,607,872)	85.8	(1,702,530)	88.3
Selling, general and administrative expenses	(121,045)	6.5	(109,998)	5.7
Total operating costs and expenses	(1,728,917)	92.2	(1,812,528)	94.0
Income from operations	145,387	7.8	115,445	6.0
Interest expense, net	(33,796)	1.8	(44,809)	2.3
Other, net	—	—	284	—
Earnings before income taxes	111,591	6.0	70,920	3.7
Income tax provision	(47,460)	2.5	(31,246)	1.6
Net earnings	$64,131	3.4	$39,674	2.1
Net sales—Net sales for 2012 decreased by $53.7 million, or 2.8%, compared to 2011, due to the sale of our Lewiston, Idaho sawmill in November 2011, which accounted for $80.3 million of net sales in 2011. Excluding the impact of net sales from the sawmill in 2011, overall net sales were higher in 2012 due to increased shipments and higher net selling prices for our consumer products as well as increased paperboard shipments. These favorable comparisons were partially offset by lower external pulp shipments, due to increased internal usage of pulp we produce, and lower pulp and paperboard net selling prices. These items are discussed further below under “Discussion of Business Segments.”
Cost of sales—Cost of sales decreased 2.5 percentage points in 2012 to 85.8% of net sales, compared to 88.3% of net sales in 2011. The favorable change in cost of sales was due primarily to lower costs for purchased pulp, chips, sawdust and logs, energy, and transportation, partially offset by higher chemical costs.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $11.0 million, or 10.0%, during 2012 compared to 2011. The increase was primarily a result of higher wage and benefits expense, increased incentive compensation expense, expense related to the First Quality/Metso Paper litigation and additional expenses associated with the integration of Cellu Tissue and achieving net cost saving synergies.

DISCUSSION OF BUSINESS SEGMENTS
Consumer Products

	Years Ended December 31,
(Dollars in thousands - except per-ton amounts)	2012	2011
Net sales	$1,134,556	$1,092,133
Operating income	93,347	42,806
Percent of net sales	8.2%	3.9%

Tissue shipments (short tons)	531,327	515,519
Tissue sales price (per short ton)	$2,135	$2,119
Net sales for our Consumer Products segment in 2012 increased $42.4 million, or 3.9%, compared to 2011 due to increased shipments and higher average net selling prices. Shipments increased 3.1% due to increased case sales of retail tissue products, which were largely attributable to an increase in shipments from our North Carolina converting facility, and higher non-retail shipments in 2012. The increase in net selling prices was primarily due to a price increase for our retail tissue products implemented in the fourth quarter of 2011 and the first quarter of 2012, partially offset by lower non-retail pricing.
Operating income, which more than doubled during 2012 with an increase of $50.5 million, outpaced the growth of net sales due to lower purchased pulp and energy costs, as well as lower overall transportation and packaging costs primarily attributable to net cost saving synergies from the integration of Cellu Tissue. These improvements were partially offset by increased staffing, training and startup costs associated with our North Carolina paper making and converting facilities, higher incentive compensation expense, increased commission expense and a loss on the sale of legacy Cellu Tissue foam manufacturing assets.
Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands - except per-ton amounts)	2012	2011
Net sales	$739,748	$835,840
Operating income	103,910	92,827
Percent of net sales	14.0%	11.1%

Shipments (short tons)
Paperboard	760,919	743,845
Pulp	17,238	42,201
Sales price (per short ton)
Paperboard	$956	$976
Pulp	520	694
Net sales for our Pulp and Paperboard segment were down $96.1 million, or 11.5%, during 2012 compared to 2011. The decrease was primarily attributable to the sale of our Lewiston, Idaho sawmill in November 2011, which accounted for $80.3 million of the segment's net sales in 2011. Paperboard net sales increased slightly in 2012 due to a 2.3% increase in shipments that was partially offset by a 2.0% decrease in net selling prices resulting primarily from market pressure. The higher overall paperboard net sales in 2012 were more than offset by a decrease in net sales of external pulp, which was largely the result of increased internal usage by our Consumer Products segment of pulp that we produced.
Operating income in 2012 increased by 11.9% compared to 2011, primarily due to lower costs of energy and purchased pulp, as well as benefits from the sale of our Lewiston, Idaho sawmill. These favorable comparisons were partially offset by higher chemical, wage and benefit and transportation costs compared to 2011. Operating income for 2012 was also negatively impacted by $0.9 million related to deferred revenue as part of our tax planning strategy.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2011		2010
Net sales	$1,927,973	100.0%	$1,372,965	100.0%
Costs and expenses:
Cost of sales	(1,702,530)	88.3	(1,173,804)	85.5
Selling, general and administrative expenses	(109,998)	5.7	(100,394)	7.3
Total operating costs and expenses	(1,812,528)	94.0	(1,274,198)	92.8
Income from operations	115,445	6.0	98,767	7.2
Interest expense, net	(44,809)	2.3	(22,571)	1.6
Debt retirement costs	284	—	—	—
Earnings before income taxes	70,920	3.7	76,196	5.5
Income tax provision	(31,246)	1.6	(2,396)	0.2
Net earnings	$39,674	2.1	$73,800	5.4
Net sales—We experienced significantly higher shipments in 2011 in our Consumer Products segment, due primarily to the acquired Cellu Tissue operations, resulting in an increase in total company net sales of $555.0 million, a 40.4% increase compared to 2010. We also realized higher net selling prices for our paperboard in 2011 compared to 2010. These increases were partially offset by lower net selling prices year-over-year due to our broader mix of tissue products in 2011. These items are discussed further below under "Discussion of Business Segments."
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

DISCUSSION OF BUSINESS SEGMENTS
Consumer Products

	Years Ended December 31,
(Dollars in thousands - except per-ton amounts)	2011	2010
Net sales	$1,092,133	$570,047
Operating income	42,806	80,791
Percent of net sales	3.9%	14.2%

Tissue shipments (short tons)	515,519	218,653
Tissue sales price (per short ton)	$2,119	$2,607
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
Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands - except per-ton amounts)	2011	2010
Net sales	$835,840	$802,918
Operating income	92,827	64,869
Percent of net sales	11.1%	8.1%

Shipments (short tons)
Paperboard	743,845	739,380
Pulp	42,201	60,748
Sales price (per short ton)
Paperboard	$976	$915
Pulp	694	691
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

EARNINGS BEFORE INTEREST, TAX, DEPRECIATION AND AMORTIZATION (EBITDA) AND ADJUSTED EBITDA
We use earnings before interest, tax, depreciation and amortization, or EBITDA, and EBITDA adjusted for certain items, or Adjusted EBITDA, as supplemental performance measures, that are not required by, or presented in accordance with generally accepted accounting principles, or GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net earnings, operating income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. In addition, our calculation of EBITDA and Adjusted EBITDA may or may not be comparable to similarly titled measures of other companies.
EBITDA and Adjusted EBITDA have important limitations as analytical tools, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:

▪	EBITDA and Adjusted EBITDA do not reflect our cash expenditures for capital assets;

▪	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

▪	EBITDA and Adjusted EBITDA do not include cash pension payments;

▪	EBITDA and Adjusted EBITDA exclude certain tax payments that may represent a reduction in cash available to us;

▪	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

▪
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

▪	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.
We present EBITDA and Adjusted EBITDA because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA and Adjusted EBITDA: (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because our credit agreement and the indentures governing the 2009 Notes, 2010 Notes and 2013 Notes use measures similar to EBITDA to measure our compliance with certain covenants.
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net earnings	$64,131	$39,674	$73,800
Interest expense, net of interest income	33,796	44,809	22,571
Income tax provision	47,460	31,246	2,396
Depreciation and amortization expense	79,333	76,933	47,728
EBITDA	$224,720	$192,662	$146,495
Loss on sale of foam assets	1,014	—	—
Expense associated with Metso litigation	2,019	—	—
Lewiston, Idaho sawmill sale related adjustments[1]	—	2,883	—
Cellu Tissue acquisition related expenses	—	—	20,354
Adjusted EBITDA	$227,753	$195,545	$166,849

[1]
The total impact of the sawmill sale and related adjustments on the Pulp and Paperboard segment was $15.4 million of expense. The net impact to the company was $2.9 million of net expense in 2011 primarily due to offsetting LIFO inventory liquidation and other adjustments recorded at the corporate level.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the years ended December 31, 2012, 2011 and 2010.
Cash Flows Summary

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net cash provided by operating activities	$198,693	$68,395	$185,591
Net cash used for investing activities	(177,004)	(50,149)	(227,938)
Net cash (used for) provided by financing activities	(17,549)	(29,096)	58,451
Operating Activities—Net cash provided by operating activities for 2012 significantly increased compared to 2011 due primarily to cash generated from working capital, compared to cash used for working capital in 2011, as well as higher earnings, after adjusting for noncash items. These increases were partially offset by a $15.8 million excess tax benefit from equity-based compensation arrangements in 2012, a $10.8 million increase in taxes receivable in 2012 compared to a slight decrease in 2011, and an $8.1 million increase in contributions to our qualified pension plans in 2012 compared to 2011.
For 2011, net cash provided by operating activities decreased $117.2 million, or 63.1%, compared to 2010. The decrease was primarily attributable to the cash receipt of $101.3 million during 2010 from the Federal Government primarily related to the AFMTC claimed in 2009. Working capital increased $80.7 million in 2011 due to increased receivables and inventories from increased sales and our North Carolina expansion, as well as a reduction in our accounts payable. These changes were partially offset by higher earnings in 2011, after adjusting for noncash items.
Investing Activities—Cash flows used in investing activities increased $126.9 million in 2012, compared to 2011. The increase was largely due to increased capital spending for plant and equipment in 2012, primarily associated with our TAD project, as well as a $36.1 million reduction in the amount of cash provided from the conversion of short-term investments into cash in 2012 compared to 2011.
Net cash used for investing activities decreased by $177.8 million in 2011 compared to 2010. This was largely due to our acquisition of Cellu Tissue in 2010 for $247.0 million, offset by cash acquired of $3.2 million. This was partially offset by an increase of $88.0 million in capital expenditures in 2011, primarily related to the cash outlays associated with our new converting and manufacturing facilities in North Carolina and capital improvement projects at Cellu Tissue facilities.
Financing Activities—Net cash used for financing activities was $17.5 million in 2012, compared with $29.1 million in 2011. Cash used for financing activities in 2012 consisted of payments totaling $13.2 million for minimum tax withholdings associated with settlement and distribution of equity-based awards and $18.7 million for treasury stock purchases, partially offset by an excess tax benefit of $15.8 million associated with the equity-based awards settled and distributed in 2012.
Net cash used for financing activities was $29.1 million for 2011, compared to cash provided by financing activities of $58.5 million in 2010. The use of cash in 2011 primarily consisted of $11.3 million used to repurchase shares of our common stock pursuant to our $30 million stock repurchase program and $15.6 million used in the redemption of the remaining principal amount on our outstanding IRBs and associated costs. The cash provided by financing activities in 2010 was primarily attributable to financing related to the Cellu Tissue acquisition, as discussed below.
Capital Resources
Due to the competitive and cyclical nature of the markets in which we operate, as well as an uncertain economic environment, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, cash on hand, short-term investments and available borrowing capacity under our credit facility will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next twelve months.
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of December 31, 2012, our short-term investments were not restricted and were largely invested in demand deposits.
At December 31, 2012, our financial position included debt of $523.9 million, compared to the balance of $523.7 million at December 31, 2011. Stockholders’ equity at December 31, 2012 was $540.9 million, compared to the December 31, 2011 balance of $484.9 million. Our total debt to total capitalization, excluding accumulated other comprehensive loss, was 44.4% at December 31, 2012, compared to 46.6% at December 31, 2011.

Subsequent to our year end, we issued the 2013 Notes, of which we received net proceeds of $271.2 million, after deducting discounts and estimated offering expenses. We used approximately $165.8 million of the net proceeds to redeem all of our outstanding 2009 Notes, and intend to use approximately $100 million of the remaining net proceeds to purchase shares of the company's common stock pursuant to our $100 million stock repurchase program authorized in January 2013.
Debt Arrangements
2010 Notes
Our 2010 Notes mature on November 1, 2018, have an interest rate of 7.125% and were issued at their face value. The issuance of these notes generated net proceeds of $367.5 million after deducting offering expenses. The net proceeds from the issuance of the 2010 Notes were used to finance in part our acquisition of Cellu Tissue, to refinance certain existing indebtedness of Cellu Tissue, and to pay fees and expenses incurred as part of the 2010 Note offering, acquisition of Cellu Tissue and related transactions.
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
Our 2013 expected debt service obligation related to the 2010 Notes, consisting of cash payments for interest, is $26.7 million.
Redemption of $150 million senior notes due 2016 and issuance of $275 million senior notes due 2023
In June 2009, we issued senior unsecured notes, which we refer to as the 2009 Notes, in the aggregate principal amount of $150 million. The 2009 Notes, which were due on June 15, 2016 and had an interest rate of 10.625%, were issued at a price equal to 98.792% of their face value.
On February 22, 2013, in an event occurring subsequent to the close of our 2012 fiscal year end, we exercised our option to redeem all of the 2009 Notes at a redemption price equal to approximately $166 million, which consisted of 100% of the principal amount, plus an approximate $13 million “make whole” premium and accrued and unpaid interest of approximately $3 million. Proceeds to fund the redemption of our 2009 Notes were made available through the sale of $275 million aggregate principal amount senior notes on January 23, 2013, which we refer to as the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were issued at their face value.
The 2013 Notes are guaranteed by our existing and future direct and indirect domestic subsidiaries, are equal in right of payment with all other existing and future unsecured senior indebtedness, and are senior in right of payment to any future subordinated indebtedness. The 2013 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.
Prior to February 1, 2016, we may redeem up to 35% of the 2013 Notes at a redemption price equal to 104.5% of the principal amount plus accrued and unpaid interest with the proceeds from one or more qualified equity offerings. We have the option to redeem all or a portion of the 2013 Notes at any time before February 1, 2018 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and a “make whole” premium. On or after February 1, 2018 we may redeem all or a portion of the 2013 Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2013 Notes upon the sale of certain assets and upon a change of control.
Semi-annual interest payments of $6.2 million under the 2013 Notes are payable on February 1 and August 1 each year. In 2013, we will only make one such semi-annual payment of approximately $6.5 million in August, which represents interest accrued from January 23 to August 1, 2013.

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
Revolving Credit Facility
On November 26, 2008, we entered into a $125 million senior secured revolving credit facility with certain financial institutions. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million. The term of our revolving credit facility ends on September 30, 2016.
As of December 31, 2012, there were no borrowings outstanding under the credit facility, but approximately $5.9 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25%, and (ii) for base rate loans, a per annum rate equal to the greatest of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.0%, plus between 0.25% and 0.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of December 31, 2012, we would have been permitted to draw approximately $119.1 million under the credit facility at LIBOR plus 1.75% or base rate plus 0.25%.
A minimum fixed charge coverage ratio is the only financial maintenance covenant under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of December 31, 2012, the fixed charge coverage ratio for the most recent four quarters was 3.6-to-1.0.
Our obligations under the revolving credit facility are secured by certain of our accounts receivable, inventory and cash. The terms of the credit facility contain various provisions that limit our discretion in the operations of our business by restricting our ability to, among other things, pay dividends; redeem or repurchase capital stock; create, incur or guarantee certain debt; incur liens on certain properties; make capital expenditures; enter into certain affiliate transactions; enter into certain hedging arrangements; and consolidate with or merge with another entity. The revolving credit facility contains usual and customary affirmative and negative covenants and usual and customary events of default.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2012. Portions of the amounts shown are reflected in our financial statements and accompanying notes, as required by GAAP. See the footnotes following the table for information regarding the amounts presented and for references to relevant financial statement notes that include a detailed discussion of the item.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt[1]	$525,000	$—	$—	$150,000	$375,000
Interest on long-term debt[1]	216,096	42,657	85,313	61,407	26,719
Capital leases[2]	49,465	2,330	4,795	4,979	37,361
Operating leases[2]	44,947	14,966	16,715	9,307	3,959
Purchase obligations[3]	534,053	314,926	211,827	7,300	—
Other obligations[4,5]	307,583	118,184	55,858	35,979	97,562
Total	$1,677,144	$493,063	$374,508	$268,972	$540,601

[1]
Included above are the principal and interest payments that were due on our 2009 and 2010 Notes, which were outstanding as of December 31, 2012. Subsequent to December 31, 2012, we issued the $275 million 2013 Notes, which mature in 2023. A portion of the funds from these notes were used in the redemption of our 2009 Notes. For more information regarding specific terms of our long-term debt, see the discussion under the heading “Debt Arrangements,” and Note 10, “Debt,” in the notes to the consolidated financial statements.

[2]
These amounts represent our minimum capital lease payments, including amounts representing interest, and our minimum operating lease payments. See Note 16, “Commitments and Contingencies,” in the notes to the consolidated financial statements.

[3]
Purchase obligations consist primarily of contracts for the purchase of raw materials (primarily pulp) from third parties, trade accounts payable as of December 31, 2012, contracts for outside wood chipping, contracts with railroads and contracts with natural gas and electricity providers.

[4]
Included in other obligations are accrued liabilities and accounts payable (other than trade accounts payable) as of December 31, 2012, liabilities associated with supplemental pension and deferred compensation arrangements, and estimated payments on qualified pension and postretirement employee benefit plans. Since pension contributions are determined by factors that are subject to change each year, estimated payments on qualified pension plans included above are only for years 1-5 and are based on current estimates of minimum required contributions.

[5]	Total excludes $78.7 million of unrecognized tax benefits due to the uncertainty of timing of payment. See Note 8, “Income Taxes,” in the notes to the consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial conditions or consolidated financial statements.
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
Of our 15 manufacturing sites, two were audited for environmental compliance by outside auditors in 2012. No material issues were identified during these audits. In 2013, we will have eight outside audits conducted. Our goal is that each of our manufacturing facilities will undergo a detailed environmental audit by an outside party at least once every three years.
Our tissue manufacturing and converting facility in Neenah, Wisconsin, received a drafted National Pollutant Discharge Elimination System discharge permit, or NPDES, with proposed interim limit on Total Maximum Daily Loads, or TMDL. When the new permit is issued, we expect the initial requirements to be well within the capabilities of the current waste water treatment system, although some upgrades may be required between 2015 and 2016. No compliance issues are expected and the level of capital upgrades is expected to be minor.
The new federal standard for hazardous air pollutants from boiler and process heaters were finalized by the U.S. Environmental Protection Agency, or EPA, in late 2012. Our sites at Lewiston, Idaho, Menominee, Michigan, and Cypress Bend, Arkansas, will be affected by this new rule, although the specific requirements are uncertain at this time. Any capital projects will be executed between 2014 and 2016. Preliminary total cost estimates for all required projects are expected to be between $5 and $10 million.
The EPA is also currently reviewing the risks associated with hazardous air pollutants from Kraft paper mills. Any changes to these rules would impact our Lewiston and Cypress Bend operations.

Concern over climate change, including the impact of global warming, may lead to future regulations. We believe there are no U.S. or Canadian proposed rules that would have a material impact on our operations.
In 2012 we received notification of alleged Clean Air Act violations at our Lewiston facility. We have entered into a tolling agreement and are negotiating with the U.S. Department of Justice and EPA to resolve these alleged violations. We expect these negotiations to continue through 2013.
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
See Note 3, “Recently Adopted and Prospective Accounting Standards” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding recently adopted and new accounting pronouncements.
Goodwill and intangibles. Our acquisitions are accounted for using the purchase method of accounting as prescribed by applicable accounting guidance. In accordance with the accounting guidance, we revalued the assets and liabilities acquired at their respective fair values on the acquisition date. Changes in assumptions and estimates during the allocation period affecting the acquisition date fair value of acquired assets and liabilities would result in changes to the recorded values, resulting in an offsetting change to the goodwill balance associated with the business acquired. Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could have a material impact on our earnings.
Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. As a result of our Cellu Tissue acquisition, we recorded $229.5 million of goodwill on our Consolidated Balance Sheet as of December 31, 2010, which has not been subsequently adjusted through December 31, 2012. Goodwill is not amortized but tested for impairment annually and at any time when events suggest impairment may have occurred. When required, our goodwill impairment test will be performed by comparing the fair value of the Consumer Products reporting unit to its carrying value. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value exceeds the fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.
Long-lived assets. A significant portion of our total assets are invested in our manufacturing facilities. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. Accounting guidance requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, as measured by its undiscounted estimated future cash flows.
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
Note 12, "Savings, Pension and Other Postretirement Employee Benefit Plans," to our consolidated financial statements includes information for the three years ended December 31, 2012, 2011 and 2010, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2012 and 2011.
The discount rate used in the determination of pension benefit obligations and pension expense is determined based on a review of long-term high-grade bonds and management’s expectations. At December 31, 2012, we calculated obligations using a 4.15% discount rate. The discount rates used at December 31, 2011 and 2010 were 4.90% and 5.70%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The long-term rates of return used for the years ended December 31, 2012, 2011 and 2010 were 8.00%, 8.00% and 8.50%, respectively.
Total periodic pension plan expense in 2012 was $10.7 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.6 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan expense by approximately $0.6 million. The actual rates of return on plan assets may vary significantly from the assumptions used because of unanticipated changes in financial markets.
Our company-sponsored pension plans were underfunded by $78.7 million at December 31, 2012 and $89.1 million at December 31, 2011. As a result of being underfunded, we are required to make contributions to our qualified pension plans. In 2012, we contributed $20.6 million to these pension plans. We also contributed $0.2 million to our non-qualified pension plan in 2012. Our cash contributions in 2013 are estimated to be approximately $20 million.
For our OPEB plans, expense for 2012 was $3.8 million. We do not anticipate funding our OPEB plans in 2013 except to pay benefit costs as incurred during the year by plan participants. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 4.05%, 4.95% and 5.60% at December 31, 2012, 2011 and 2010, respectively. The assumed health care cost trend rates used to calculate OPEB obligations and expense were 7.00% and 7.50%, respectively, in 2012, with both grading to 4.70% over approximately 60 years.
As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.4 million. A 1% change in the assumption for health care cost trend rates would have affected 2012 plan expense by approximately $0.5 million to $0.6 million and the total postretirement employee obligation by approximately $10.7 million to $12.5 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.
Periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2012 and 2011, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.
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
We have tax jurisdictions located in many areas of the United States and Canada and are subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of our consolidated financial statements, management exercises judgment in estimating the potential exposure to unresolved tax matters and applies the guidance pursuant to uncertain tax positions which employs a more likely than not criteria approach for recording tax benefits related to uncertain tax positions. While actual results could vary, in management's judgment, we have adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of December 31, 2012, there were no borrowings outstanding under our revolving credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we have, from time-to-time, partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of December 31, 2012, we had firm-price contracts for natural gas covering approximately 4% of the expected average monthly requirements for 2013.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks

	Expected Maturity Date
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt[1]:
Fixed rate	$—	$—	$—	$150,000	$—	$375,000	$525,000
Average interest rate	—%	—%	—%	10.625%	—%	7.125%	8.125%
Fair value at December 31, 2012							$572,625

[1]
On January 23, 2013, we exercised our option to redeemed all of the $150 million 2009 Notes maturing in 2016. Proceeds to fund the redemption of our 2009 Notes were made available through the issuance of the 2013 Notes. See Item 7, under the heading "Debt Arrangements," for more information.

ITEM 8.
Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

PAGE NUMBER
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	40
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	41
Consolidated Balance Sheets at December 31, 2012 and 2011	42
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	43
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010	44-45
Notes to Consolidated Financial Statements	46-77
Reports of Independent Registered Public Accounting Firm	78-79

Financial Statement Schedules:
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Dollars in thousands – except per-share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010
Net sales	$1,874,304	$1,927,973	$1,372,965
Costs and expenses:
Cost of sales	(1,607,872)	(1,702,530)	(1,173,804)
Selling, general and administrative expenses	(121,045)	(109,998)	(100,394)
Total operating costs and expenses	(1,728,917)	(1,812,528)	(1,274,198)
Income from operations	145,387	115,445	98,767
Interest expense, net	(33,796)	(44,809)	(22,571)
Other, net	—	284	—
Earnings before income taxes	111,591	70,920	76,196
Income tax provision	(47,460)	(31,246)	(2,396)
Net earnings	$64,131	$39,674	$73,800
Net earnings per common share:
Basic	$2.75	$1.73	$3.22
Diluted	2.72	1.66	3.12
All per common share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010
Net earnings	$64,131	$39,674	$73,800
Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement employee benefits:
Net (loss) gain arising during the period, net of tax benefit (expense) of $6,359, $15,830, and $(11,188)	(9,780)	(21,942)	17,499
Prior service credit arising during the period, net of tax expense of $(2,267), $(1,163) and $(71)	3,488	1,613	112
Amortization of actuarial loss included in net periodic cost, net of tax expense of $(4,761), $(3,513) and $(4,194)	7,324	4,869	6,560
Amortization of prior service credit included in net periodic cost, net of tax benefit of $806, $252 and $230	(1,240)	(350)	(360)
Foreign currency translation adjustment	—	(874)	—
(Amortization) recognition of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	(220)	(229)	4,799
Other comprehensive (loss) income, net of tax	(428)	(16,913)	28,610
Comprehensive income	$63,703	$22,761	$102,410
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Dollars in thousands – except share data)

	AT DECEMBER 31,
	2012	2011
ASSETS
Current assets:
Cash	$12,579	$8,439
Short-term investments	20,000	55,001
Restricted cash	—	769
Receivables, net	154,143	176,189
Taxes receivable	20,828	10,000
Inventories	231,466	244,071
Deferred tax assets	17,136	39,466
Prepaid expenses	12,314	11,396
Total current assets	468,466	545,331
Property, plant and equipment, net	877,377	735,566
Goodwill	229,533	229,533
Intangible assets, net	47,753	49,748
Other assets, net	10,327	11,140
TOTAL ASSETS	$1,633,456	$1,571,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$165,596	$144,631
Current liability for pensions and other postretirement employee benefits	9,137	9,861
Total current liabilities	174,733	154,492
Long-term debt	523,933	523,694
Liability for pensions and other postretirement employee benefits	204,163	215,932
Other long-term obligations	50,910	48,474
Accrued taxes	78,699	74,464
Deferred tax liabilities	60,124	69,358
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 23,840,683 and 23,101,710 shares issued	2	2
Additional paid-in capital	326,901	315,964
Retained earnings	359,684	295,553
Treasury stock, at cost, common shares–853,470 and 333,300 shares repurchased	(30,000)	(11,350)
Accumulated other comprehensive loss, net of tax	(115,693)	(115,265)
Total stockholders’ equity	540,894	484,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,633,456	$1,571,318
All per common share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$64,131	$39,674	$73,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79,333	76,933	47,728
Deferred tax expense	12,870	14,777	(14,991)
Equity-based compensation expense	9,703	8,134	8,518
Employee benefit plans	9,366	16,897	15,011
Changes in working capital, net	61,281	(86,012)	(5,304)
Change in taxes receivable, net	(10,828)	354	93,754
Excess tax benefits from equity-based payment arrangements	(15,837)	(885)	(855)
Change in non-current accrued taxes	4,235	2,453	(4,271)
Funding of qualified pension plans	(20,627)	(12,498)	(25,100)
Change in restricted cash	769	4,160	(3,637)
Other, net	4,297	4,408	938
Net cash provided by operating activities	198,693	68,395	185,591
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	35,001	71,094	61,926
Additions to plant and equipment	(203,776)	(134,069)	(46,086)
Cash paid for acquisitions, net of cash acquired	(9,264)	—	(243,778)
Proceeds from sale of assets	1,035	12,826	—
Net cash used for investing activities	(177,004)	(50,149)	(227,938)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from long-term debt	—	—	367,500
Repayment of Cellu Tissue debt	—	(15,595)	(304,667)
Purchase of treasury stock	(18,650)	(11,350)	—
Excess tax benefits from equity-based payment arrangements	15,837	885	855
Payment of tax withholdings on equity-based payment arrangements	(13,234)	(2,400)	(3,470)
Other, net	(1,502)	(636)	(1,767)
Net cash (used for) provided by financing activities	(17,549)	(29,096)	58,451
Effect of exchange rate changes	—	361	—
Increase (decrease) in cash	4,140	(10,489)	16,104
Cash at beginning of period	8,439	18,928	2,824
Cash at end of period	$12,579	$8,439	$18,928
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$30,086	$43,595	$15,938
Cash paid for income taxes	18,719	43,085	28,596
Cash received from income tax refunds	2,220	33,808	101,393
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Increase in accrued plant and equipment	$3,339	$3,674	$1,397
Property acquired under capital lease	—	12,687	11,404
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK		ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT			SHARES	AMOUNT
Balance, December 31, 2009	22,732	$2	$308,617	$182,079	—	$—	$(126,962)	$363,736
Net earnings	—	—	—	73,800	—	—	—	73,800
Performance share and restricted stock unit awards	226	—	2,203	—	—	—	—	2,203
Pension and OPEB, net of tax of $15,223	—	—	—	—	—	—	23,811	23,811
Recognition of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	—	—	—	—	4,799	4,799
Balance, December 31, 2010	22,958	$2	$310,820	$255,879	—	$—	$(98,352)	$468,349
Net earnings	—	—	—	39,674	—	—	—	39,674
Performance share and restricted stock unit awards	144	—	5,144	—	—	—	—	5,144
Pension and OPEB, net of tax of $(11,406)	—	—	—	—	—	—	(15,810)	(15,810)
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	—	—	—	—	(229)	(229)
Foreign currency translation adjustment	—	$—	$—	$—	—	$—	$(874)	$(874)
Purchase of treasury stock	—	$—	$—	$—	(333)	$(11,350)	$—	$(11,350)
Balance, December 31, 2011	23,102	$2	$315,964	$295,553	(333)	$(11,350)	$(115,265)	$484,904

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK		ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT			SHARES	AMOUNT
Net earnings	—	—	—	64,131	—	—	—	64,131
Performance share and restricted stock unit awards	739	—	10,937	—	—	—	—	10,937
Pension and OPEB, net of tax of $(137)	—	—	—	—	—	—	(208)	(208)
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	—	—	—	—	(220)	(220)
Purchase of treasury stock	—	—	—	—	(520)	(18,650)	—	(18,650)
Balance, December 31, 2012	23,841	$2	$326,901	$359,684	(853)	$(30,000)	$(115,693)	$540,894
All common stock share numbers have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.
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

▪	for all periods prior to the spin-off, to the consumer products and pulp and paperboard businesses separated from Potlatch in the spin-off; and

▪	for all periods following the spin-off, to Clearwater Paper Corporation and its subsidiaries.
On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue, and consolidated the acquisition in our financial statements as of that date.
On November 28, 2011, we sold our Lewiston, Idaho, sawmill to Idaho Forest Group of Coeur d’Alene, Idaho. The transaction included the sale of our sawmill, planer mill, dry kilns and related assets along with log and finished goods inventories and timber under contract, in the aggregate amount of approximately $30 million. This sawmill was our only wood products facility.
These consolidated financial statements include the financial condition and results of operations of Clearwater Paper Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances between operations within the company have been eliminated.
NOTE 2 Summary of Significant Accounting Policies
SIGNIFICANT ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., which we refer to in this report as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant areas requiring the use of estimates and measurement of uncertainty include determination of net realizable value for deferred tax assets, uncertain income tax positions, assessment of impairment of long-lived assets and goodwill, assessment of environmental matters, allocation of purchase price and fair value estimates for business combinations, equity-based compensation and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets” on our Consolidated Balance Sheet. As of December 31, 2012, all restricted cash, totaling $1.5 million, was included in "Other assets." As of December 31, 2011, all restricted cash, totaling $0.8 million, was classified as current and included in “Restricted cash” on our Consolidated Balance Sheet.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of December 31, 2012 and 2011, we had allowances for doubtful accounts of $1.6 million and $1.7 million, respectively. Bad debt expense, net, charged to selling, general and administrative expenses during 2012, 2011 and 2010 was $0.2 million, $1.0 million and $0.1 million, respectively. All other activity impacting the allowance for doubtful accounts was immaterial for all periods.
INVENTORIES
At December 31, 2012, our inventories are stated at the lower of market or current average cost using the average cost method. Prior to the November 2011 sale of our Lewiston, Idaho, sawmill, we used the last-in, first-out, or LIFO, method to determine cost for our logs, wood fiber and the majority of our lumber.

PROPERTIES, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including assets acquired under capital lease obligations and any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Estimated useful lives generally range from 10 to 40 years for land improvements; 10 to 40 years for buildings and improvements; 5 to 25 years for machinery and equipment; and 2 to 15 years for office and other equipment. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new.
LONG-LIVED ASSETS
Our long-lived assets include property, plant and equipment and amortizable intangible assets. We review the carrying value of long-lived assets for impairment annually and when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment of long-lived assets exists when the carrying value is not considered to be recoverable through future undiscounted cash flows from operations and the carrying value of the asset or asset group exceeds the estimated fair value.
GOODWILL AND INTANGIBLES
Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. Goodwill and intangible assets resulted from our acquisition of Cellu Tissue in 2010. Intangible assets also resulted from our December 2012 acquisition of a wood chipping facility. See Note 4, "Business Combinations." We used estimates in determining and assigning the fair value of goodwill and intangible assets, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows and fair values of the related operations. Our intangible assets have definite lives and are amortized over their estimated useful lives. We assess our intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.
As a result of our acquisition of Cellu Tissue in December 2010, we recorded $229.5 million of goodwill as included on our Consolidated Balance Sheets as of December 31, 2012 and 2011. All of the recorded goodwill was assigned to our Consumer Products segment and reporting unit. Goodwill is not amortized but is tested for impairment annually as of November 1, as well as any time when events suggest impairment may have occurred. In the event the carrying value of our consumer products reporting unit, including goodwill, exceeds the estimated fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.
PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the rate of return on plan assets. For other postretirement employee benefit, or OPEB, plans, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.   We also participate in multiemployer defined benefit pension plans.  We make contributions to these multiemployer plans, as well as make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees.
The discount rate used in the determination of pension benefit obligations and pension expense is determined based on a review of long-term high-grade bonds and management's expectations.  To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return.
An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. The actual rates of return on plan assets may vary significantly from the assumptions used because of unanticipated changes in financial markets.
The estimated net loss and prior service cost (credit) for the defined benefit pension and OPEB plans is amortized from accumulated other comprehensive loss into net periodic cost (benefit) in accordance with current accounting guidance.
Periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2012 and 2011, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded single-employer plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded single-employer plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.

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
The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate.
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
In 2012 and 2011, we did not have any single customer that accounted for 10% or more of our total net sales. However, in 2010, we had a single customer in the Consumer Products segment, the Kroger Company, that accounted for approximately $153.7 million, or 11%, of our total company net sales.
We provide for trade promotions, customer cash discounts, customer returns and other deductions as reductions to net sales in the same period as the related revenues are recognized. Provisions for these items are determined based on historical experience or specific customer arrangements.
Revenue is recognized net of any sales taxes collected. Sales taxes, when collected, are recorded as a current liability and remitted to the appropriate governmental entities.
ENVIRONMENTAL
As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities that are not within the scope of specific authoritative guidance related to accounting for asset retirement obligations or conditional asset retirement obligations are established in accordance with guidance related to accounting for contingencies. We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities. Currently, we are not aware of any material environmental liabilities and have accrued for only specific environmental remediation costs that we have determined are probable and for which an amount can be reasonably estimated. Fees for professional services associated with environmental and legal issues are expensed as incurred.
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
In addition, on July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $30 million of our common stock. Under the stock repurchase program, we were authorized to repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. During 2012, we repurchased 520,170 shares of outstanding common stock at a total cost of $18.7 million, representing an average price of $35.85 per share. We completed this repurchase program in the fourth quarter of 2012. The total number of shares repurchased under this program was 853,470 at an aggregate cost of $30 million and an average price of $35.15 per share.

On January 21, 2013, in an event subsequent to the close of our 2012 fiscal year, and in conjunction with the sale of $275 million aggregate principal amount of senior notes (the 2013 Notes; see Note 10, "Debt"), we announced that our Board of Directors approved a new stock repurchase program authorizing the repurchase of $100 million of our common stock. We intend to complete this share repurchase program during 2013 through open market purchases, negotiated transactions or other means.
DERIVATIVES
We had no activity during the years ended December 31, 2012, 2011 and 2010 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of December 31, 2012, these contracts covered approximately 4% of the expected average monthly requirements for 2013. For the years ended December 31, 2012, 2011 and 2010, approximately 29%, 2% and 24%, respectively, of our natural gas volumes were supplied through firm price contracts. These contracts qualify for treatment as “normal purchases or normal sales” under authoritative guidance and thus require no mark-to-market adjustment.
NOTE 3 Recently Adopted and Prospective Accounting Standards
We reviewed all new accounting pronouncements issued during the year ended December 31, 2012 and concluded that there are none that we believe will have a significant or material impact to our current or future consolidated financial statements, financial positions, results of operations, liquidity or disclosures.
NOTE 4 Business Combinations
WOOD CHIPPING FACILITY ACQUISITION
On December 28, 2012, we acquired the assets of a wood chipping facility located in Clarkston, Washington, near our Lewiston, Idaho facility, in an effort to bolster our wood fiber position and obtain short-term and long-term cost savings. The total consideration associated with the acquisition was approximately $11 million, which includes contingent consideration over an 18 month period of up to $1.5 million in cash to be paid by the company, based on certain performance and indemnity guarantees. At December 31, 2012, this $1.5 million is considered non-current restricted cash and is reflected as a change in cash flow used for financing activities in our Consolidated Statement of Cash flows. We allocated the purchase price to the tangible and amortizable intangible assets acquired based on their estimated fair values at the date of acquisition, resulting in the recognition of approximately $6 million in equipment, $4 million in intangible assets for customer relationships and a $1 million intangible asset for a non-compete agreement with the former owners. No goodwill was recorded.
No supplemental pro-forma information is presented for the acquisition due to the immaterial pro-forma effect of the acquisition on our results of operations for all years presented.
CELLU TISSUE ACQUISITON
On December 27, 2010, we acquired Cellu Tissue for total consideration paid of $247.0 million. The purchase price included a $242.2 million cash payment for 100% of the issued and outstanding common stock of Cellu Tissue, and a $4.8 million cash payment to the holders of Cellu Tissue stock options and restricted stock, which represented $12 per share, less each option’s exercise price. The acquisition was financed with existing cash and proceeds from the issuance of $375 million of 7.125% Senior Notes due 2018 (the 2010 Notes; see Note 10, "Debt"). The acquisition resulted in the recognition of $229.5 million of goodwill, which is not deductible for tax purposes. For fiscal year 2010, we included in our Consolidated Statements of Operations and Cash Flows $7.3 million of net sales and $6.3 million of operating losses from the Cellu Tissue operations after the December 27, 2010 acquisition date. Included in these losses were approximately $6.1 million of pre-tax employee severance expenses. Cellu Tissue’s consolidated results of operations from December 28, 2010 forward are included in our Consumer Products segment.

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
Long-term debt included the fair value of Cellu Tissue’s senior subordinated notes as of December 27, 2010, which were retired concurrently with the acquisition. We also repaid Cellu Tissue’s credit facility of $32.5 million. We assumed Cellu Tissue’s industrial revenue bonds of $15.6 million, which were subsequently redeemed in 2011 (see Note 10, "Debt").
All costs associated with advisory, legal and other due diligence-related services performed in connection with acquisition-related activity are expensed as incurred. These costs were $20.4 million for 2010 and were recorded as selling, general and administrative expenses on the Consolidated Statements of Operations.
The following unaudited pro forma financial information presents the combined results of operations as if Cellu Tissue had been combined with us as of the beginning of 2010. The pro forma financial information includes the accounting effects of the business combination, including the adjustment of amortization of intangible assets, depreciation of property, plant and equipment, interest expense and elimination of intercompany sales, as if Cellu Tissue were actually combined with us as of the beginning of 2010. However, the information does not reflect the costs of any integration activities. The pro forma results include estimates and assumptions, which management believes are reasonable. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had Cellu Tissue been combined with us as of the beginning of 2010.

(In thousands; Unaudited)	2010
Pro forma net sales	$1,902,579
Pro forma net earnings	88,713
NOTE 5 Inventories

(In thousands)	2012	2011
Pulp, paperboard and tissue products	$147,627	$162,426
Materials and supplies	67,889	62,376
Logs, pulpwood, chips and sawdust	15,950	17,713
Lumber	—	1,556
	$231,466	$244,071
At December 31, 2011, approximately $0.6 million of our remaining lumber inventories were valued on a LIFO basis. During the three months ended March 31, 2012, the remaining lumber inventory from the sawmill was sold. The sale of this inventory, which was valued at costs prevailing in prior years under the LIFO method, had the effect of increasing earnings before income taxes in the period ended March 31, 2012 by an immaterial amount. The fluctuations of LIFO inventories increased earnings before income taxes by approximately $10.6 million million in 2011, and had no impact in 2010.

NOTE 6 Property, Plant and Equipment

(In thousands)	2012	2011
Machinery and equipment	$1,866,263	$1,660,636
Buildings and improvements	299,642	249,801
Land improvements	52,929	51,703
Land	11,827	11,804
Office and other equipment	10,946	6,058
Construction in progress	37,160	98,258
	$2,278,767	$2,078,260
Less accumulated depreciation and amortization	(1,401,390)	(1,342,694)
	$877,377	$735,566
The December 31, 2012 and 2011 buildings and improvements and machinery and equipment combined balances each include $23.1 million associated with capital leases.
Depreciation and amortization expense, including amounts associated with capital leases, totaled $74.6 million, $70.6 million and $46.2 million in 2012, 2011 and 2010, respectively. For 2012, 2011 and 2010, we capitalized $12.6 million, $3.7 million and $0.5 million of interest expense, respectively, associated with our TAD tissue expansion project, which includes the construction of our new tissue manufacturing and converting facilities in Shelby, North Carolina, and upgrades to our tissue manufacturing facility in Las Vegas, Nevada.
NOTE 7 Goodwill and Intangible Assets
The carrying amount of goodwill is reviewed at least annually for impairment as of November 1. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit is greater than zero and its estimated fair value exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. For the purpose of goodwill impairment testing we identify two reporting units, Consumer Products and Pulp and Paperboard, the same as our two reportable operating segments (see Note 17, "Segment Information"). All of the recorded goodwill is assigned to our Consumer Products reporting unit.
As of November 1, 2012 and 2011, we performed calculations of both a discounted cash flow and market-based valuation model for our Consumer Products reporting unit. The assumptions used in these models allowed us to evaluate the estimated fair value of our reporting unit. The determination of these assumptions required significant estimates on our part. Due to the inherent uncertainty involved in making such estimates, actual results could differ from those assumptions. However, we evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the estimated fair value of our reporting unit for reasonableness. Upon completion of this exercise, we concluded that the estimated fair value of the Consumer Products reporting unit exceeded its carrying amount. We determined that no further testing was necessary and did not record any impairment loss on our goodwill for the years ended December 31, 2012 and 2011.
Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which range from 2.5 to 10 years. Authoritative guidance requires that the carrying amount of a long-lived asset with a definite life that is held-for-use be evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount. There were no such events or changes in circumstances that required us to test our definite-lived intangible assets for impairment for the years ended December 31, 2012 and 2011. We do not have any indefinite-lived intangible assets recorded from acquisitions.

Intangible assets at the balance sheet dates are comprised of the following:

	December 31, 2012
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(11,237)	$42,720
Trade names and trademarks	10.0	5,300	(1,060)	4,240
Non-compete agreements	2.5 - 5.0	1,674	(881)	793
Total intangible assets		$60,931	$(13,178)	$47,753

	December 31, 2011
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$50,000	$(5,682)	$44,318
Trade names and trademarks	10.0	5,300	(530)	4,770
Non-compete agreements	2.5	1,100	(440)	660
Total intangible assets		$56,400	$(6,652)	$49,748
As of December 31, 2012, estimated future amortization expense related to intangible assets is as follows (in thousands):

Years ending December 31,	Amount
2013	$6,975
2014	6,663
2015	6,608
2016	6,587
2017	6,587
Thereafter	14,333
Total	$47,753
NOTE 8 Income Taxes
Earnings (loss) before income taxes is comprised of the following amounts in each tax jurisdiction:

(In thousands)	2012	2011	2010
United States	$111,278	$72,156	$76,196
Canada	313	(1,236)	—
Earnings before income taxes	$111,591	$70,920	$76,196
The income tax provision is comprised of the following:

(In thousands)	2012	2011	2010
Current
Federal	$27,724	$9,619	$12,331
State	6,637	6,880	5,056
Foreign	229	(30)	—
	34,590	16,469	17,387
Deferred
Federal	16,243	12,865	(16,371)
State	(3,180)	1,931	1,380
Foreign	(193)	(19)	—
	12,870	14,777	(14,991)
Income tax provision	$47,460	$31,246	$2,396

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35.0% to earnings before income taxes due to the following:

(In thousands)	2012	2011	2010
Computed expected tax provision	$39,063	$24,822	$26,668
State and local taxes, net of federal income tax impact	4,398	1,482	4,157
Adjustment for state deferred tax rate	(742)	2,916	—
State investment tax credits	(9,077)	—	(1,649)
Federal credits and net operating losses	4,121	(412)	(25,153)
Federal manufacturing deduction	(3,288)	(2,443)	(2,993)
Uncertain tax positions	4,801	2,610	(3,796)
Patient Protection and Affordable Care Act	—	—	3,290
Non-deductible acquisition costs	—	(1,215)	1,263
Change in valuation allowances	6,932	2,796	—
U.S. tax provision on foreign operations	(33)	365	—
Other	1,285	325	609
Income tax provision	$47,460	$31,246	$2,396
Effective tax rate	42.5%	44.1%	3.1%
We have tax benefits relating to equity-based compensation that are being utilized to reduce our U.S. taxable income. Our Consolidated Balance Sheet reflects net operating losses and tax credit carryforwards excluding amounts resulting from equity-based compensation. We have made an accounting policy election to follow the “with-and-without” or “incremental” method for ordering tax benefits derived from employee equity-based compensation awards. As a result of this method, net operating loss carryforwards not generated from equity-based compensation and which were in excess of equity-based compensation expense are utilized before the current period's equity-based tax deduction (excess tax benefits from equity-based compensation awards are recognized last). Excess tax benefits from equity-based compensation awards that are determined to reduce U.S. taxable income following this method are recognized when realized as increases to additional paid-in capital as a component of stockholders' equity. As of December 31, 2011, we had a total amount of excess tax benefits that were not recognized on our Consolidated Balance Sheet of approximately $3.2 million. During the year ended December 31, 2012, we generated additional excess tax benefits of $14.0 million relating primarily to the settlement of vested performance share awards to employees. Based on the incremental method, our excess tax benefits associated with equity-based compensation plans were allocated directly to additional paid-in capital as a component of stockholders’ equity, reducing income taxes payable, in the amount of $15,837, $885 and $855, in the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, we have a total amount of excess tax benefits that are not recognized on our Consolidated Balance Sheet of approximately $1.4 million.

(In thousands)	2012	2011
Deferred tax assets:
Employee benefits	$8,630	$7,930
Postretirement employee benefits	52,751	53,862
Incentive compensation	9,130	7,949
Pensions	31,140	28,081
Federal and state credit carryforwards	20,447	30,809
Net operating losses	7,649	16,749
Federal benefit from state taxes resulting from uncertain tax positions	5,595	5,595
Other	5,757	6,492
Total deferred tax assets	$141,099	$157,467
Valuation allowance	(14,957)	(8,025)
Deferred tax assets, net of valuation allowance	$126,142	$149,442
Deferred tax liabilities:
Plant and equipment	$(157,973)	$(166,885)
Intangible assets	(10,843)	(10,879)
Inventories	(314)	(1,570)
Total deferred tax liabilities	(169,130)	(179,334)
Net deferred tax liabilities	$(42,988)	$(29,892)

Net deferred tax assets (liabilities) consist of:

(In thousands)	2012	2011
Current deferred tax assets	$20,473	$41,237
Current deferred tax liabilities	(3,337)	(1,771)
Net current deferred tax assets	17,136	39,466
Non-current deferred tax assets	110,762	108,205
Non-current deferred tax liabilities	(170,886)	(177,563)
Net non-current deferred tax liabilities	(60,124)	(69,358)
Net deferred tax liabilities	$(42,988)	$(29,892)
We are registered with the Internal Revenue Service, or IRS, as both an alternative fuel mixer and a producer of cellulosic biofuel. During 2009 we received refundable tax credit payments in connection with our use of “black liquor,” a by-product of the kraft pulp manufacturing process, in an alternative fuel mixture to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. The Alternative Fuel Mixture Tax Credit, or AFMTC, expired on December 31, 2009. The Cellulosic Biofuel Producer Credit, or CBPC, enables us to claim $1.01 per gallon in regards to black liquor produced and used as a fuel by us at our pulp mills in 2009. During 2010, the IRS clarified the ability to convert previously claimed gallons from the AFMTC to the CBPC. We are eligible to convert gallons previously claimed under the AFMTC to the CBPC; however, due to CBPC carryovers from 2010, we did not convert additional gallons during 2011. Under current federal tax law, we have the ability to convert additional gallons to CPBC through March 2013.
During the year ended December 31, 2010 we amended our 2009 corporate income tax return and claimed approximately 25.3 million gallons of fuel under the CBPC for that portion of black liquor produced in 2009 for which we did not claim the AFMTC. This equated to an additional federal income tax credit of $25.5 million, which was recognized as a benefit to our tax provision in the fourth quarter of 2010. Additionally, we further amended our 2009 corporate income tax return to convert approximately 39.8 million gallons of fuel under the AFMTC to the CBPC. This equated to an additional federal income tax credit of $20.3 million, which was recognized as a benefit to our tax provision in 2010. The CBPC is a non-refundable income tax credit which is deemed to be taxable income in the year the benefit is received. Thus, the CBPC benefit was reduced by the related corporate income tax obligation, resulting in a net income tax benefit of $27.1 million in 2010.
There was a net increase to our income tax expense for the year ended December 31, 2012 resulting from $6.2 million in tax expense related to our decision to further amend our 2009 corporate income tax return to convert certain gallons claimed under the CPBC back to gallons under the AFMTC. The tax expense attributable to the AFMTC conversion was comprised of $3.4 million relating to the conversion back to the AFMTC and a resulting additional $2.8 million increase in our liabilities for uncertain tax positions.

During 2012 and 2011, we recorded a $0.7 million tax benefit and $2.9 million tax expense, respectively, reflecting a remeasurement of state deferred tax assets and liabilities using anticipated tax rates which will be in effect when the underlying assets and liabilities will reverse. The 2011 change in state tax rate is primarily attributable to the change in our tissue business operations after the acquisition of Cellu Tissue on December 27, 2010.
As of December 31, 2012, we had deferred tax assets arising from deductible temporary differences, tax losses and tax credits of $141.1 million before the offset of certain deferred tax liabilities. With the exception of certain deferred tax assets related to federal foreign tax credits, state tax losses and state tax credits, management believes it is more likely than not that forecasted income, together with the tax effect of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.
During 2012, the valuation allowance for deferred tax assets increased by a net $6.9 million. We decreased the valuation allowances for state tax losses incurred by $0.5 million and increased the valuation allowances for state tax credits by $8.2 million. Both of these items were recorded as current period deferred tax expense or benefit. We also reduced the valuation allowance relating to foreign tax credits by $0.8 million, which was recorded as a deferred tax benefit to the income tax provision. The reduction is based upon tax planning strategies that we believe will more likely than not allow us to utilize a portion of the foreign tax credits before they expire. During 2011, the valuation allowance for deferred tax assets increased by a net $2.8 million. We increased the valuation allowances for state tax losses incurred by certain subsidiaries and state tax credits by $2.5 million and $2.2 million, respectively. Both of these items were recorded as current period deferred tax expense. We also reduced the valuation allowance relating to foreign tax credits by $1.9 million, which was recorded as a deferred tax benefit to the income tax provision. The reduction is based upon tax planning strategies that we believe will more likely than not allow us to utilize a portion of the foreign tax credits before they expire. The valuation allowance did not change in 2010.
During the fourth quarter of 2012, the IRS commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2011.
Tax years subject to examination by major taxing jurisdictions are as follows:

Jurisdiction	Years
United States	2008 - 2012
Canada	2008 - 2012
Arkansas	2009 - 2012
California	2008 - 2012
Georgia	2009 - 2012
Idaho	2008 - 2012
Illinois	2009 - 2012
Wisconsin	2008 - 2012

Tax credits and losses subject to expiration by major taxing jurisdictions are as follows (in thousands):

Jurisdiction	Gross Values	Years
United States
Net operating losses	$7,143	2030
Foreign tax credits	3,832	2016 - 2019
Other federal tax credits	644	2026 - 2030
Connecticut tax losses	59,681	2018 - 2031
Georgia tax losses	9,130	2028 - 2031
Idaho tax credits	4,954	2013 - 2026
North Carolina tax credits	16,142	2015 - 2016
Oklahoma tax losses	9,403	2030 -2032
As of December 31, 2012 there were no undistributed earnings relating to our Canadian subsidiary, Interlake Acquisition Corporation, as all historical earnings were repatriated under Cellu Tissue ownership. Management’s intent is to reinvest future earnings indefinitely.
A review of our uncertain income tax positions at December 31, 2012 and 2011 indicates that liabilities are required to be recorded for gross unrecognized tax benefits following authoritative accounting guidance. The following presents a roll forward of our unrecognized tax benefits and associated interest and penalties, as included in the Accrued Taxes line item in non-current liabilities in our Consolidated Balance Sheets.

(In thousands)	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at January 1, 2011	$69,633	$2,378	$72,011
(Decrease) increase in prior year tax positions	(174)	2,435	2,261
Increase in current year tax positions	222	—	222
Reductions as a result of a lapse of the applicable statute of limitations	(30)	—	(30)
Balance at December 31, 2011	$69,651	$4,813	$74,464
(Decrease) increase in prior year tax positions	(731)	1,882	1,151
Increase in current year tax positions	154	—	154
Increase in prior year tax positions	3,275	—	3,275
Reductions as a result of a lapse of the applicable statute of limitations	(345)	—	(345)
Balance at December 31, 2012	$72,004	$6,695	$78,699
Unrecognized tax benefits net of related deferred tax assets at December 31, 2012, if recognized, would favorably impact our effective tax rate by decreasing our tax provision by $73.1 million.
We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income tax. For the years ended December 31, 2012, 2011 and 2010, we accrued interest and no penalties of $1.9 million, $2.4 million and $2.4 million, respectively, in our income tax provision.
We entered into a tax sharing agreement with Potlatch upon the December 2008 spin-off that will generally govern each party's rights, responsibilities and obligations with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the spin-off to be tax free. Under the tax sharing agreement, we expect that, with certain exceptions, we will be responsible for the payment of all income and non-income taxes attributable to our operations. The tax sharing agreement also sets forth our rights and responsibilities for tax obligations and refunds attributable to tax periods prior to the spin-off date.
Under the tax sharing agreement, we will be responsible for any taxes imposed on Potlatch that arise from the failure of the spin-off, together with certain related transactions, to qualify as a tax-free distribution for U.S. federal income tax purposes, including any tax that would result if Potlatch were to fail to qualify as a REIT as a result of income recognized by Potlatch if the spin-off were determined to be taxable, to the extent such failure to qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants we made in the tax sharing agreement. The tax sharing agreement imposes restrictions on our and Potlatch's ability to engage in certain actions following the spin-off and sets forth the respective obligations of each party with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.
NOTE 9 Accounts Payable and Accrued Liabilities

(In thousands)	2012	2011
Trade accounts payable	$75,949	$65,040
Accrued wages, salaries and employee benefits	42,491	37,430
Accrued taxes on income	9,428	2,204
Accrued utilities	8,205	7,265
Accrued taxes other than income taxes payable	6,993	11,257
Accrued interest	5,242	5,245
Accrued discounts and allowances	4,785	5,588
Accrued transportation	4,417	3,801
Other	8,086	6,801
	$165,596	$144,631

NOTE 10 Debt
$375 MILLION SENIOR NOTES DUE 2018
On October 22, 2010, we sold $375 million aggregate principal amount of senior notes, which we refer to as the 2010 Notes. The 2010 Notes mature on November 1, 2018, have an interest rate of 7.125% and were issued at their face value. The issuance of these notes generated net proceeds of $367.5 million after deducting offering expenses. The net proceeds from the issuance of the 2010 Notes were used to finance in part our acquisition of Cellu Tissue, to refinance certain existing indebtedness of Cellu Tissue, and to pay fees and expenses incurred as part of the 2010 Note offering, acquisition of Cellu Tissue and related transactions.
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
REDEMPTION OF $150 MILLION SENIOR NOTES DUE 2016 AND ISSUANCE OF $275 MILLION SENIOR NOTES DUE 2023
In June 2009, we issued senior unsecured notes, which we refer to as the 2009 Notes, in the aggregate principal amount of $150 million. The 2009 Notes, which were due on June 15, 2016 and had an interest rate of 10.625%, were issued at a price equal to 98.792% of their face value.
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
On February 22, 2013, in an event occurring subsequent to the close of our 2012 fiscal year end, we exercised our option to redeem all of the 2009 Notes at a redemption price equal to approximately $166 million, which consisted of 100% of the principal amount, plus an approximate $13 million “make whole” premium and accrued and unpaid interest of approximately $3 million. We will record the make whole premium and a portion of the unpaid interest as components of debt retirement costs in the first quarter of 2013. Proceeds to fund the redemption of our 2009 Notes were made available through the sale of $275 million aggregate principal amount senior notes on January 23, 2013, which we refer to as the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were issued at their face value.
The 2013 Notes are guaranteed by our existing and future direct and indirect domestic subsidiaries. The 2013 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2013 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.

Prior to February 1, 2016 we may redeem up to 35% of the 2013 Notes at a redemption price equal to 104.5% of the principal amount plus accrued and unpaid interest with the proceeds from one or more qualified equity offerings. We have the option to redeem all or a portion of the 2013 Notes at any time before February 1, 2018 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and a “make whole” premium. On or after February 1, 2018 we may redeem all or a portion of the 2013 Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2013 Notes upon the sale of certain assets and upon a change of control.
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
REVOLVING CREDIT FACILITY
On November 26, 2008, we entered into a $125 million senior secured revolving credit facility with certain financial institutions. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million. The revolving credit facility has been subsequently amended and its current term ends on September 30, 2016.
As of December 31, 2012, there were no borrowings outstanding under the credit facility, but approximately $5.9 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25%, and (ii) for base rate loans, a per annum rate equal to the greatest of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.0%, plus between 0.25% and 0.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of December 31, 2012, we would have been permitted to draw approximately $119.1 million under the credit facility at LIBOR plus 1.75% or base rate plus 0.25%.
A minimum fixed charge coverage ratio is the only financial maintenance covenant under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of December 31, 2012, the fixed charge coverage ratio for the most recent four quarters was 3.6-to-1.0.
Our obligations under the revolving credit facility are secured by certain of our accounts receivable, inventory and cash. The terms of the credit facility contain various provisions that limit our discretion in the operations of our business by restricting our ability to, among other things, pay dividends; redeem or repurchase capital stock; create, incur or guarantee certain debt; incur liens on certain properties; make capital expenditures; enter into certain affiliate transactions; enter into certain hedging arrangements; and consolidate with or merge with another entity. The revolving credit facility contains usual and customary affirmative and negative covenants and usual and customary events of default.
NOTE 11 Other Long-Term Obligations

(In thousands)	2012	2011
Long-term lease obligations, net of current portion	$25,240	$25,546
Deferred proceeds	11,668	13,040
Deferred compensation	9,939	8,100
Other	4,063	1,788
	$50,910	$48,474

NOTE 12 Savings, Pension and Other Postretirement Employee Benefit Plans
Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans including company-sponsored and multiemployer plans, and Other Postretirement Employee Benefit, or OPEB, plans, each of which is discussed below.
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. In 2012, 2011 and 2010, we made matching 401(k) contributions on behalf of employees of $14.9 million, $8.1 million and $5.7 million, respectively. The increase in 2012 is the result of an increase in the company contribution to the Clearwater Paper Corporation 401(k) Plan in order to compensate for the December 15, 2010 closure to new participants and December 31, 2011 freezing of benefits to existing participants of the salaried pension plan.
Company-Sponsored Defined Benefit Pension Plans
A majority of our salaried employees and a portion of our hourly employees are covered by company-sponsored noncontributory defined benefit pension plans.
In the fourth quarter of 2012, we recorded a curtailment loss of $0.5 million in net periodic cost, and a corresponding decrease in Other Comprehensive Income, as a result of certain hourly employees at our Cypress Bend, Arkansas pulp and paperboard facility electing to cease accruing further pension benefits effective December 31, 2012. In exchange, beginning January 1, 2013 and lasting for a certain number of years, these employees began receiving an enhanced employer contribution to one of our existing 401(k) savings plan in which they participate. In the fourth quarter of 2011, we recorded a curtailment loss of $2.8 million in net periodic cost, and a corresponding decrease in Other Comprehensive Income, as a result of the sale of our sawmill. In addition, we recorded a $0.4 million decrease in our pension liability with a corresponding decrease in Accumulated Other Comprehensive Loss. Effective December 15, 2010, the salaried pension plan was closed to new entrants, and effective December 31, 2011, the salaried pension plan was frozen and ceased accruing further benefits. As a result of these changes to the salaried pension plan, both announced in the fourth quarter of 2010, we recorded a loss of $0.2 million.
Company-Sponsored OPEB Plans
We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plans are primarily noncontributory.
Funded Status of Company-Sponsored Plans
As required by current standards governing the accounting for defined benefit pension and other postretirement plans, we recognized the funded status of our company-sponsored plans on our Consolidated Balance Sheets at December 31, 2012 and 2011. The funded status is measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement employee benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement employee benefit obligation.
We use a December 31 measurement date for our benefit plans.

The changes in benefit obligation, plan assets and funded status for company-sponsored benefit plans as of December 31 are as follows:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2012	2011	2012	2011
Benefit obligation at beginning of year	$307,658	$272,012	$136,710	$141,519
Service cost	2,485	7,725	693	702
Interest cost	14,693	15,092	5,815	6,857
Plan changes	—	—	(5,278)	—
Mergers, sales, closures, special term benefits	—	(422)	—	—
Actuarial losses (gains)	30,612	28,552	3,151	(5,433)
Medicare Part D subsidies received	—	—	569	355
Benefits paid	(22,191)	(15,301)	(7,042)	(7,290)
Benefit obligation at end of year	333,257	307,658	134,618	136,710
Fair value of plan assets at beginning of year	218,557	216,650	18	16
Actual return on plan assets	37,308	4,456	1	2
Employer contribution	20,882	12,752	—	—
Benefits paid	(22,191)	(15,301)	—	—
Fair value of plan assets at end of year	254,556	218,557	19	18
Funded status at end of year	$(78,701)	$(89,101)	$(134,599)	$(136,692)
Amounts recognized in the Consolidated Balance Sheets:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2012	2011	2012	2011
Current liabilities	$(281)	$(264)	$(8,856)	$(9,597)
Noncurrent liabilities	(78,420)	(88,837)	(125,743)	(127,095)
Net amount recognized	$(78,701)	$(89,101)	$(134,599)	$(136,692)
Amounts recognized (pre-tax) in Accumulated Other Comprehensive Loss as of December 31 consist of:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2012	2011	2012	2011
Net loss	$177,343	$176,439	$24,408	$21,258
Prior service cost (credit)	1,414	2,525	(6,504)	(3,906)
Net amount recognized	$178,757	$178,964	$17,904	$17,352
Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In thousands)	2012	2011
Projected benefit obligation	$333,257	$307,658
Accumulated benefit obligation	333,257	307,658
Fair value of plan assets	254,556	218,557
Pre-tax components of Net Periodic Cost and other amounts recognized in Other Comprehensive Income (Loss) for the years ended December 31 were as follows:

Net Periodic Cost (Benefit):

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2012	2011	2010	2012	2011	2010
Service cost	$2,485	$7,725	$8,018	$693	$702	$995
Interest cost	14,693	15,092	15,375	5,815	6,857	7,712
Expected return on plan assets	(19,685)	(19,532)	(19,391)	—	—	—
Amortization of prior service cost (credit)	634	1,193	1,205	(2,680)	(1,795)	(1,795)
Amortization of actuarial loss	12,085	8,382	8,671	—	—	2,083
Curtailments	477	2,776	183	—	—	—
Net periodic cost	$10,689	$15,636	$14,061	$3,828	$5,764	$8,995
Other amounts recognized in Other Comprehensive Income (Loss):

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2012	2011	2010	2012	2011	2010
Net loss (gain)	$12,989	$43,207	$(19,216)	$3,150	$(5,435)	$(9,471)
Prior service credit	(477)	(2,776)	(183)	(5,278)	—	—
Amortization of prior service (cost) credit	(634)	(1,193)	(1,205)	2,680	1,795	1,795
Amortization of actuarial loss	(12,085)	(8,382)	(8,671)	—	—	(2,083)
Total recognized in other comprehensive loss (income)	$(207)	$30,856	$(29,275)	$552	$(3,640)	$(9,759)
Total recognized in net periodic cost (benefit) and other comprehensive loss (income)	$10,482	$46,492	$(15,214)	$4,380	$2,124	$(764)
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year are $15.5 million and $0.4 million, respectively. The estimated prior service credit for the OPEB plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year is $2.7 million.
The Medicare Prescription Drug Improvement and Modernization Act of 2003 introduced a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Our actuaries determined that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. During 2012 and 2011, we received subsidy payments totaling $0.6 million and $0.4 million for each respective year.
Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.15%	4.90%	5.70%	4.05%	4.95%	5.60%
Rate of salaried compensation increase	—	—	4.00	—	—	—
Weighted average assumptions used to determine the net periodic cost (benefit) for the years ended December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.90%	5.70%	5.75%	4.95%	5.60%	5.75%
Expected return on plan assets	8.00	8.00	8.50	—	—	—
Rate of salaried compensation increase	—	4.00	4.00	—	—	—

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
The assumed health care cost trend rate used to calculate OPEB obligations in 2012 was 7.0%, and the rate used to calculate OPEB expense in 2012 was 7.5%, with both rates grading to 4.7% over approximately 60 years. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$644	$(544)
Effect on postretirement employee benefit obligation	12,450	(10,707)
The investments of our defined benefit pension plans are held in a Master Trust. The assets of our OPEB plans are held within an Internal Revenue Code section 401(h) account for the payment of retiree medical benefits within the Master Trust.
The Master Trust has a securities lending agreement. The agreement authorizes the lending agent to loan securities owned by the Master Trust to an approved list of borrowers. Under the agreement, the lending agent is responsible for negotiating each loan for an unspecified term while retaining the power to terminate the loan at any time. At the time each loan is made, the lending agent requires collateral equal to, but not less than, 102% of the market value of the loaned securities and accrued interest. The Master Trust directs the agent as to the type of investment pool in which to invest the borrower’s collateral based on established policy with specific limits; accordingly, the right to receive the collateral and obligation to return it are disclosed as a component of Master Trust investments. While the securities are loaned, the Master Trust retains all rights of ownership, except it waives its right to vote such securities. Securities loaned subject to this securities lending agreement totaled $3.3 million at December 31, 2012. These securities are principally corporate common stocks.
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

▪   Quoted prices for similar assets or liabilities in active markets;
▪   Quoted prices for identical or similar assets or liabilities in inactive markets;
▪   Inputs other than quoted prices that are observable for the asset or liability; and
▪   Inputs that are derived principally from or corroborated by observable market data by correlation or other means

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

Securities in the Master Trust are stated at fair value. Fair value is based upon quotations obtained from national securities exchanges, if available. Where securities do not have a quoted market price, the recorded amount represents estimated fair value. Many factors are considered in arriving at that fair market value. Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used during 2012.

▪	Corporate common stock and mutual funds: Investments are valued at quoted market prices.

▪	Common and collective trust: The investment in common and collective trusts is based on the fair value of the underlying assets and is expressed in units.

▪	Corporate debt securities: In general, corporate bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings.
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
The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,786	$—	$—	$3,786
Common and collective trusts:
International small cap	—	12,725	—	12,725
Global/International equity	—	16,656	—	16,656
Domestic equity – small/mid cap	—	17,339	—	17,339
International equity emerging markets	—	17,672	—	17,672
Common stocks:
Industrials	9,475	—	—	9,475
Energy	1,966	—	—	1,966
Consumer	8,270	—	—	8,270
Healthcare	7,386	—	—	7,386
Finance	13,000	—	—	13,000
Utilities	2,305	—	—	2,305
Information technology	6,828	—	—	6,828
Foreign	6,078	—	—	6,078
Mutual funds:
Foreign large blend	18,907	—	—	18,907
Long-term bond fund	114,557	—	—	114,557
Corporate debt securities	—	1,073	—	1,073
Subtotal	$192,558	$65,465	$—	$258,023
Payable held under securities lending agreement				(3,467)
Total investments at fair value				$254,556

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,843	$—	$—	$9,843
Common and collective trusts:
International small cap	—	10,588	—	10,588
Global/International equity	—	13,748	—	13,748
Domestic equity – small/mid cap	—	15,939	—	15,939
International equity emerging markets	—	14,602	—	14,602
Common stocks:
Industrials	5,545	—	—	5,545
Energy	2,595	—	—	2,595
Consumer	9,714	—	—	9,714
Healthcare	4,321	—	—	4,321
Finance	10,235	—	—	10,235
Utilities	4,234	—	—	4,234
Information technology	4,847	—	—	4,847
Foreign	5,000	—	—	5,000
Mutual funds:
Foreign large blend	15,048	—	—	15,048
Long-term bond fund	99,728	—	—	99,728
Corporate debt securities	—	1,045	—	1,045
Subtotal	$171,110	$55,922	$—	$227,032
Payable held under securities lending agreement				(8,475)
Total investments at fair value				$218,557
Our OPEB plan had approximately $19,000 held in cash and equivalents at December 31, 2012, which were categorized as level 1.
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
The investment policy includes specific guidelines for specific categories of fixed income and convertible securities. Assets are managed by professional investment managers who are expected to achieve a reasonable rate of return over a market cycle. Long-term performance is a fundamental tenet of the policy.
The general policy states that plan assets would be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management is to maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revising long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection included:

▪
Assets are diversified among various asset classes, such as domestic equities, international equities, fixed income and convertible liquid reserves. The long-term asset allocation ranges are as follows:

Domestic equities	10%-32%
International equities, including emerging markets	10%-32%
Corporate bonds	38%-80%
Liquid reserves	0%-1%

Periodically, reviews of allocations within these ranges are made to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.

▪	Assets were managed by professional investment managers and could be invested in separately managed accounts or commingled funds.

▪	Assets were not invested in securities rated below BBB- by S&P or Baa3 by Moody’s.
The investment guidelines also required that the individual investment managers were expected to achieve a reasonable rate of return over a market cycle. Emphasis was placed on long-term performance versus short-term market aberrations. Factors considered in determining reasonable rates of return included performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., Russell 3000 Index, MSCI World ex-U.S. Index, Barclays Capital Long Credit Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.
At December 31, 2012, eleven active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the benefits committee.
Our company-sponsored pension plans were underfunded by $78.7 million at December 31, 2012 and $89.1 million at December 31, 2011. As a result of being underfunded, we are required to make contributions to our qualified pension plans. In 2012 we contributed $20.6 million to these pension plans. We also contributed $0.2 million to our non-qualified pension plan in 2012. Our cash contributions in 2013 are estimated to be approximately $20 million. We do not anticipate funding our OPEB plans in 2013 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments, which reflect expected future service and expected Medicare prescription subsidy receipts, are as follows for the years indicated:

(In thousands)	Pension Benefit Plans	Other Postretirement Employee Benefit Plans	Expected Medicare Subsidy
2013	$17,144	$9,565	$690
2014	17,606	9,895	723
2015	18,413	10,138	752
2016	19,037	10,515	778
2017	19,629	10,431	808
2018-2022	103,890	47,754	4,460
Multiemployer Defined Benefit Pension Plans
Hourly employees at two of our manufacturing facilities participate in multiemployer defined benefit pension plans: the PACE Industry Union Management Pension Fund, which is managed by United Steelworkers, or USW, Benefits; and the International Association of Machinist & Aerospace Workers National Pension Fund, or IAM. We make contributions to these plans, as well as make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is also managed by USW Benefits. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:

▪	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

▪	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

▪
If we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a "withdrawal liability." Due to the current unknown impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine whether or not we would ever choose to stop participating in any multiemployer plan, and if so, the amount and timing of any future withdrawal liability, changes in future funding obligations, or the impact of increased contributions, including those that could be triggered by a mass withdrawal of other employers from a multiemployer plan. Future funding obligations or future withdrawal liabilities would likely be material to our results of operations, financial condition or cash flows. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.

Our participation in these plans for the annual period ended December 31, 2012, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2012 and 2011 is for a plan’s year-end as of December 31, 2011, and December 31, 2010, respectively. The zone status is based on information we received from the plans and is certified by each plans’ actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan, or FIP, or a rehabilitation plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2012, the contribution rates for the IAM plan increased to $3.25 an hour, up from $3.00 an hour in 2011 and $2.75 an hour in 2010, affecting the comparability of the contributions year over year. Similarly, in November of 2011, the USW plan’s contribution rates increased from $2.4285 an hour to $2.6714 an hour. The USW plan's rate increase was implemented as part of the RP in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. As such, the USW contribution rate changes affect comparability of the contributions year over year. We were listed in the USW Plan’s Form 5500 report as providing more than five percent of the total contributions for the years 2011 and 2010. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2012 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2012	2011		2012	2011	2010
IAM	51-6031295	002	Green	Green	N/A	$288	$269	$244	No	5/31/2016
USW	11-6166763	001	Red	Red	Implemented	5,673	5,648	5,218	No	8/31/2014
					Total Contributions:	$5,961	$5,917	$5,462
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

	2012	2011	2010
Basic average common shares outstanding[1]	23,298,663	22,913,881	22,947,400
Incremental shares due to:
Restricted stock units	24,086	220,457	356,048
Performance shares	291,036	817,946	366,504
Diluted average common shares outstanding	23,613,785	23,952,284	23,669,952
Basic net earnings per common share	$2.75	$1.73	$3.22
Diluted net earnings per common share	2.72	1.66	3.12
Anti-dilutive shares excluded from calculation	9,992	88,674	—

[1]
 Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 14, "Equity-Based Compensation Plans" for further discussion.

NOTE 14 Equity-Based Compensation Plans
The Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan, which has been approved by our stockholders, provides for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options, or stock appreciation rights to selected employees, outside directors, and consultants of the company. The Stock Plan became effective on December 16, 2008. Under the Stock Plan, as amended, we are authorized to issue up to approximately 4.1 million shares, which includes approximately 0.7 million additional shares authorized in connection with our acquisition of Cellu Tissue that are available for issuance as equity-based awards only to any employees, outside directors, or consultants who were not employed on December 26, 2010 by Clearwater Paper Corporation or any of its subsidiaries. At December 31, 2012, approximately 1.9 million shares were available for future issuance under the Stock Plan.
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including RSUs and performance shares, based on estimated fair values and net of estimates of future forfeitures. Expense is classified in selling, general and administrative expense in our Consolidated Statements of Operations and is recognized on a straight-line basis over the requisite service periods of each award. Based on the terms of the Stock Plan, retirement-eligible employees become fully vested in outstanding awards on the later of that date they reach retirement eligibility or at the end of the first calendar year of each respective grant. We account for this feature when determining the service period over which to recognize expense for each grant of RSUs and performance shares.
Employee equity-based compensation expense was recognized as follows:

(In thousands)	2012	2011	2010
Restricted stock units	$970	$1,212	$1,544
Performance shares	7,364	5,446	3,275
Total employee equity-based compensation	$8,334	$6,658	$4,819
Related tax benefit	$2,886	$2,290	$1,582
RESTRICTED STOCK UNITS
RSUs granted under our Stock Plan are generally subject to a vesting period of one to three years. RSU awards will accrue dividend equivalents based on dividends paid, if any, during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. RSUs granted under our Stock Plan do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement.
A summary of the status of outstanding unvested RSU awards as of December 31, 2012, 2011 and 2010, and changes during those years, is presented below:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at
January 1	169,344	$11.33	437,272	$6.96	849,512	$7.04
Granted	52,294	34.59	23,138	38.42	32,428	24.23
Vested	(155,177)	8.82	(286,486)	6.88	(425,556)	8.42
Forfeited	(2,734)	34.07	(4,580)	8.64	(19,112)	7.14
Unvested shares outstanding at December 31	63,727	35.57	169,344	11.33	437,272	6.96
Aggregate intrinsic value (in thousands)		$2,496		$6,030		$17,119
During 2012, 288,336 shares of RSUs were settled, of which 112,682 shares were settled and distributed. The remaining 175,654 shares, which would have resulted in certain executive compensation being above the Internal Revenue Code section 162(m) threshold, were deferred to preserve tax deductibility for the company. Included in the total shares settled during 2012 were RSUs of which a portion vested each year over a three year period ending in January 2012. After adjusting for minimum tax withholdings and deferred shares, a net 78,029 shares were issued during 2012. The minimum tax withholdings payment made in 2012 in connection with issued shares was $1.3 million.
The fair value of each RSU share award granted during 2012 was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during 2012 was $1.4 million.
As of December 31, 2012, there was $1.2 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 2.2 years.

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
The fair value of performance share awards is estimated using a Monte Carlo simulation model. For performance shares granted in 2012, the following assumptions were used in our Monte Carlo model:

Closing price of stock on date of grant	$35.30
Risk free rate	0.39%
Measurement period	3 years
Volatility	46%
In addition to the above assumptions, the dividend yields for all companies were assumed to be zero since dividends are included in the definition of total shareholder return.
A summary of the status of outstanding performance share awards as of December 31, 2012, 2011 and 2010, and changes during those years, is presented below:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding share awards at January 1	749,538	$19.52	638,870	$13.00	524,588	$5.64
Granted	150,865	40.24	110,668	57.18	141,522	39.36
Settled	(499,680)	5.65	—	—	—	—
Forfeited	(8,068)	42.15	—	—	(27,240)	8.14
Outstanding share awards at December 31	392,655	44.67	749,538	19.52	638,870	13.00
Aggregate intrinsic value (in thousands)		$15,376		$26,691		$25,012
The service and performance period for 499,680 outstanding performance shares granted in 2009 ended on December 31, 2011. Those performance shares were settled and distributed during the first quarter of 2012. The number of shares actually distributed, as a percentage of the performance shares granted, was 200%. After adjusting for the related minimum tax withholdings, a net 660,944 shares were issued in the first quarter of 2012. The related minimum tax withholdings payment made in the first quarter of 2012 in connection with issued shares was $11.9 million. On December 31, 2012, the performance period for performance shares granted in 2010 ended, and those performance shares will be settled and distributed, at a range of 0%-200% of shares granted, in the first quarter of 2013.
As of December 31, 2012, there was $3.4 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 1.5 years.

DIRECTOR AWARDS
In connection with joining our Board of Directors, in January 2009 our outside directors were granted an award of phantom common stock units, which were credited to an account established on behalf of each director and vested ratably over a three-year period with the final vesting in January 2012. Subsequent equity awards have been granted annually in May, or on a pro-rata basis as applicable, to our outside directors in the form of phantom common stock units as part of their annual compensation, which are credited to their accounts. These awards vest ratably over a one-year period. These accounts will be credited with additional phantom common stock units equal in value to dividends paid, if any, on the same amount of common stock. Upon separation from service as a director, the vested portion of the phantom common stock units held by the director in a stock unit account are converted to cash based upon the then market price of the common stock and paid to the director. Due to its cash-settlement feature, we account for these awards as liabilities rather than equity and recognize the equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation expense totaling $1.4 million, $1.5 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on our Consolidated Balance Sheets were $9.1 million and $7.7 million, respectively.
NOTE 15 Fair Value Measurements
The estimated fair values of our financial instruments as of our balance sheet dates are presented below:

	2012		2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, short-term investments and restricted cash (Level 1)	$34,079	$34,079	$64,209	$64,209
Long-term debt (Level 1)	523,933	572,625	523,694	556,313
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
Cash, short-term investments, restricted cash and long-term debt are the only items measured at fair value on a recurring basis. The carrying amount of our short-term investments approximates fair value due to their very short maturity periods, and such investments are at or near market yields.
We do not have any financial assets measured at fair value on a nonrecurring basis. Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets held and used that are measured at fair value resulting from impairment, if deemed necessary.
NOTE 16 Commitments and Contingencies
LEASE COMMITMENTS
Our operating leases cover manufacturing, office, warehouse and distribution space, equipment and vehicles, which expire at various dates through 2018, as well as capital leases related to our North Carolina converting and manufacturing facilities. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

As of December 31, 2012, under current operating and capital lease contracts, we had future minimum lease payments as follows:

(In thousands)	Capital	Operating
2013	$2,330	$14,966
2014	2,375	10,102
2015	2,420	6,613
2016	2,466	5,142
2017	2,513	4,165
Thereafter	37,361	3,959
Total future minimum lease payments	$49,465	$44,947
Less interest portion	(27,177)
Present value of future minimum lease payments	$22,288

Rent expense for operating leases was $16.6 million, $16.1 million and $10.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 17 Segment Information
We are organized in two reportable operating segments: Consumer Products and Pulp and Paperboard. Intersegment pulp transfers from our Pulp and Paperboard segment to our Consumer Products segment are transferred at cost. As a result, there are no eliminations required to reconcile our total consolidated net sales to the segments' total net sales.
Following is a tabular presentation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the financial statements.

(In thousands)	2012	2011	2010
Segment net sales:
Consumer Products	$1,134,556	$1,092,133	$570,047
Pulp and Paperboard	739,748	835,840	802,918
Total segment net sales	$1,874,304	$1,927,973	$1,372,965
Operating income:
Consumer Products	$93,347	$42,806	$80,791
Pulp and Paperboard[1]	103,910	92,827	64,869
	197,257	135,633	145,660
Corporate and eliminations[1]	(51,870)	(20,188)	(46,893)
Income from operations	$145,387	$115,445	$98,767
Depreciation and amortization:
Consumer Products	$54,547	$50,391	$16,994
Pulp and Paperboard	23,113	26,073	28,658
Corporate	1,673	469	2,076
Total depreciation and amortization	$79,333	$76,933	$47,728
Assets:
Consumer Products	$1,178,438	$1,081,988	$969,450
Pulp and Paperboard	344,614	355,886	377,674
	1,523,052	1,437,874	1,347,124
Corporate	110,404	133,444	198,212
Total Assets	$1,633,456	$1,571,318	$1,545,336
Capital expenditures:
Consumer Products	$183,330	$117,059	$33,902
Pulp and Paperboard	19,954	15,355	10,208
	203,284	132,414	44,110
Corporate	3,831	5,329	2,923
Total capital expenditures	$207,115	$137,743	$47,033

[1]
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

Our manufacturing facilities and all other assets are located within the continental United States, except for one production facility in St. Catharines, Ontario, Canada. We sell and ship our products to customers in many foreign countries. Geographic information regarding our net sales is summarized as follows:

(In thousands)	2012	2011	2010
United States	$1,726,561	$1,751,482	$1,236,400
Japan	63,368	63,584	53,390
Canada	29,557	31,256	15,060
Taiwan	11,061	16,205	12,257
Korea	9,655	5,426	6,258
Australia	7,786	6,246	6,173
Mexico	6,102	13,619	9,843
China	3,488	15,081	9,128
Germany	2,500	3,042	2,729
Netherlands	14	3,163	4,181
Other foreign countries	14,212	18,869	17,546
Total Net Sales	$1,874,304	$1,927,973	$1,372,965
NOTE 18 Financial Results by Quarter (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
(In thousands— except per-share amounts)	2012	2011	2012	2011	2012	2011	2012	2011
Net Sales	$457,798	$465,830	$473,572	$494,627	$480,233	$501,125	$462,701	$466,391
Costs and expenses:
Cost of sales	(403,076)	(414,920)	(398,546)	(433,358)	(409,822)	(448,927)	(396,428)	(405,325)
Selling, general and administrative expenses	(29,074)	(27,364)	(30,529)	(27,476)	(30,649)	(26,815)	(30,793)	(28,343)
Total operating costs and expenses	(432,150)	(442,284)	(429,075)	(460,834)	(440,471)	(475,742)	(427,221)	(433,668)
Income from operations	25,648	23,546	44,497	33,793	39,762	25,383	35,480	32,723
Net earnings	$3,726	$5,604	$21,489	$13,923	$19,064	$8,645	$19,852	$11,502
Net earnings per common share
Basic	$0.16	$0.25	$0.92	$0.60	$0.82	$0.38	$0.86	$0.51
Diluted	0.16	0.24	0.91	0.59	0.80	0.37	0.84	0.48

NOTE 19 Supplemental Guarantor Financial Information
On October 22, 2010 we issued the 2010 Notes. Certain of our 100% owned, domestic subsidiaries guarantee the 2010 Notes on a joint and several basis. As of December 31, 2012, the 2010 Notes were not guaranteed by Interlake Acquisition Corporation Limited or Cellu Tissue-CityForest, LLC. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,375,732	$459,328	$65,468	$(26,224)	$1,874,304
Cost and expenses:
Cost of sales	(1,149,413)	(438,106)	(46,577)	26,224	(1,607,872)
Selling, general and administrative expenses	(96,816)	(19,187)	(5,042)	—	(121,045)
Total operating costs and expenses	(1,246,229)	(457,293)	(51,619)	26,224	(1,728,917)
Income from operations	129,503	2,035	13,849	—	145,387
Interest expense, net	(33,796)	—	—	—	(33,796)
Earnings before income taxes	95,707	2,035	13,849	—	111,591
Income tax provision	(42,440)	(9,385)	(5,012)	9,377	(47,460)
Equity in income of subsidiary	1,487	8,837	—	(10,324)	—
Net earnings	$54,754	$1,487	$8,837	$(947)	$64,131
Other comprehensive loss, net of tax	(428)	—	—	—	(428)
Comprehensive income	$54,326	$1,487	$8,837	$(947)	$63,703
Clearwater Paper Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2011

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,403,865	$460,689	$63,419	$—	$1,927,973
Cost and expenses:
Cost of sales	(1,198,955)	(444,232)	(59,343)	—	(1,702,530)
Selling, general and administrative expenses	(89,019)	(17,913)	(3,066)	—	(109,998)
Total operating costs and expenses	(1,287,974)	(462,145)	(62,409)	—	(1,812,528)
Income (loss) from operations	115,891	(1,456)	1,010	—	115,445
Interest expense, net	(44,187)	(92)	(530)	—	(44,809)
Other, net	—	—	284	—	284
Earnings before income taxes	71,704	(1,548)	764	—	70,920
Income tax provision	(34,018)	3,525	1,297	(2,050)	(31,246)
Equity in income of subsidiary	4,038	2,061	—	(6,099)	—
Net earnings	$41,724	$4,038	$2,061	$(8,149)	$39,674
Other comprehensive loss, net of tax	(16,913)	—	—	—	(16,913)
Comprehensive income	$24,811	$4,038	$2,061	$(8,149)	$22,761

Clearwater Paper Corporation
Condensed Consolidating Balance Sheet
At December 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$11,105	$5	$1,469	$—	$12,579
Short-term investments	20,000	—	—	—	20,000
Restricted cash	—	—	—	—	—
Receivables, net	109,129	38,167	8,876	(2,029)	154,143
Taxes receivable	20,712	116	—	—	20,828
Inventories	171,333	53,648	6,485	—	231,466
Deferred tax assets	11,750	4,400	195	791	17,136
Prepaid expenses	11,441	705	168	—	12,314
Total current assets	355,470	97,041	17,193	(1,238)	468,466
Property, plant and equipment, net	624,019	205,017	48,341	—	877,377
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	4,531	37,222	6,000	—	47,753
Intercompany receivable (payable)	41,663	(91,343)	50,471	(791)	—
Investment in subsidiary	259,466	98,555	—	(358,021)	—
Other assets, net	9,948	379	—	—	10,327
TOTAL ASSETS	$1,524,630	$346,871	$122,005	$(360,050)	$1,633,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$132,413	$27,645	$7,567	$(2,029)	$165,596
Current liability for pensions and other postretirement employee benefits	9,137	—	—	—	9,137
Total current liabilities	141,550	27,645	7,567	(2,029)	174,733
Long-term debt	523,933	—	—	—	523,933
Liability for pensions and other postretirement employee benefits	204,163	—	—	—	204,163
Other long-term obligations	50,602	308	—	—	50,910
Accrued taxes	76,617	1,771	311	—	78,699
Deferred tax liabilities (assets)	(13,129)	57,681	15,572	—	60,124
Accumulated other comprehensive loss, net of tax	(115,693)	—	—	—	(115,693)
Stockholders’ equity excluding accumulated other comprehensive loss	656,587	259,466	98,555	(358,021)	656,587
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,524,630	$346,871	$122,005	$(360,050)	$1,633,456

Clearwater Paper Corporation
Condensed Consolidating Balance Sheet
At December 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$2,146	$901	$5,392	$—	$8,439
Short-term investments	55,001	—	—	—	55,001
Restricted cash	769	—	—	—	769
Receivables, net	100,600	66,580	9,009	—	176,189
Taxes receivable	8,957	709	334	—	10,000
Inventories	175,446	62,234	6,391	—	244,071
Deferred tax assets	27,801	2,950	194	8,521	39,466
Prepaid expenses	9,756	1,437	203	—	11,396
Total current assets	380,476	134,811	21,523	8,521	545,331
Property, plant and equipment, net	468,372	217,235	49,959	—	735,566
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	42,873	6,875	—	49,748
Intercompany receivable (payable)	120,061	(155,395)	35,334	—	—
Investment in subsidiary	249,142	89,718	—	(338,860)	—
Other assets, net	10,815	325	—	—	11,140
TOTAL ASSETS	$1,458,399	$329,567	$113,691	$(330,339)	$1,571,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$109,549	$28,838	$6,244	$—	$144,631
Current liability for pensions and other postretirement employee benefits	9,861	—	—	—	9,861
Total current liabilities	119,410	28,838	6,244	—	154,492
Long-term debt	523,694	—	—	—	523,694
Liability for pensions and other postretirement employee benefits	215,932	—	—	—	215,932
Other long-term obligations	48,009	465	—	—	48,474
Accrued taxes	73,594	—	870	—	74,464
Deferred tax liabilities (assets)	(7,144)	51,122	16,859	8,521	69,358
Accumulated other comprehensive loss, net of tax	(115,265)	—	—	—	(115,265)
Stockholders’ equity excluding accumulated other comprehensive loss	600,169	249,142	89,718	(338,860)	600,169
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,458,399	$329,567	$113,691	$(330,339)	$1,571,318

Clearwater Paper Corporation
Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$54,754	$1,487	$8,837	$(947)	$64,131
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	48,191	25,578	5,564	—	79,333
Deferred tax expense (benefit)	9,840	5,109	(1,288)	(791)	12,870
Equity-based compensation expense	9,703	—	—	—	9,703
Employee benefit plans	9,366	—	—	—	9,366
Changes in working capital, net	25,252	35,234	795	—	61,281
Change in taxes receivable, net	(11,755)	593	334	—	(10,828)
Excess tax benefits from equity-based payment arrangements	(15,837)	—	—	—	(15,837)
Change in non-current accrued taxes	3,023	1,771	(559)	—	4,235
Funding of qualified pension plans	(20,627)	—	—	—	(20,627)
Change in restricted cash	769	—	—	—	769
Other, net	3,180	1,117	—	—	4,297
Net cash provided by operating activities	115,859	70,889	13,683	(1,738)	198,693
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	35,001	—	—	—	35,001
Additions to plant and equipment	(190,296)	(11,011)	(2,469)	—	(203,776)
Cash paid for acquisitions, net of cash acquired	(9,264)	—	—	—	(9,264)
Proceeds from the sale of assets	—	1,035	—	—	1,035
Net cash used for investing activities	(164,559)	(9,976)	(2,469)	—	(177,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(18,650)	—	—	—	(18,650)
Investment from (to) parent	75,208	(61,809)	(15,137)	1,738	—
Excess tax benefits from equity-based payment arrangements	15,837	—	—	—	15,837
Payment of tax withholdings on equity- based payment arrangements	(13,234)	—	—	—	(13,234)
Other, net	(1,502)	—	—	—	(1,502)
Net cash provided by (used for) financing activities	57,659	(61,809)	(15,137)	1,738	(17,549)
Increase (decrease) in cash	8,959	(896)	(3,923)	—	4,140
Cash at beginning of period	2,146	901	5,392	—	8,439
Cash at end of period	$11,105	$5	$1,469	$—	$12,579

Clearwater Paper Corporation
Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$41,724	$4,038	$2,061	$(8,149)	$39,674
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	45,439	25,956	5,538	—	76,933
Deferred tax expense	7,264	5,473	2,040	—	14,777
Equity-based compensation expense	8,134	—	—	—	8,134
Employee benefit plans	16,897	—	—	—	16,897
Changes in working capital, net	(133,142)	23,959	23,171	—	(86,012)
Change in taxes receivable, net	(1,368)	1,939	(217)	—	354
Excess tax benefits from equity-based payment arrangements	(885)	—	—	—	(885)
Change in non-current accrued taxes	2,453	—	—	—	2,453
Funding of qualified pension plans	(12,498)	—	—	—	(12,498)
Change in restricted cash	4,160	—	—	—	4,160
Other, net	3,734	672	2	—	4,408
Net cash (used in) provided by operating activities	(18,088)	62,037	32,595	(8,149)	68,395
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	71,094	—	—	—	71,094
Additions to plant and equipment	(117,525)	(15,654)	(890)	—	(134,069)
Proceeds from the sale of assets	12,826	—	—	—	12,826
Net cash used for investing activities	(33,605)	(15,654)	(890)	—	(50,149)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Cellu Tissue debt	—	—	(15,595)	—	(15,595)
Purchase of treasury stock	(11,350)	—	—	—	(11,350)
Investment from (to) parent	51,621	(47,210)	(12,560)	8,149	—
Excess tax benefits from equity-based payment arrangements	885	—	—	—	885
Payment of tax withholdings on equity-based payment arrangements	(2,400)	—	—	—	(2,400)
Other, net	(636)	—	—	—	(636)
Net cash provided by (used for) financing activities	38,120	(47,210)	(28,155)	8,149	(29,096)
Effect of exchange rate changes	—	—	361	—	361
(Decrease) increase in cash	(13,573)	(827)	3,911	—	(10,489)
Cash at beginning of period	15,719	1,728	1,481	—	18,928
Cash at end of period	$2,146	$901	$5,392	$—	$8,439

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clearwater Paper Corporation:
We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clearwater Paper Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clearwater Paper Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clearwater Paper Corporation:

We have audited Clearwater Paper Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Clearwater Paper Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Clearwater Paper Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clearwater Paper Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 22, 2013

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
Under the supervision of and with the participation of our CEO and our CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2012 our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

ITEM 9B.
Other Information
None.

Part III

ITEM 10.
Directors, Executive Officers and Corporate Governance
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be filed on or about March 25, 2013, for the 2013 annual meeting of stockholders, referred to in this report as the 2013 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report in Item 1. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees and a Code of Ethics for Senior Financial Officers that applies to our CEO, CFO, COO, the President, the Controller and other Senior Financial Officers identified by our Board of Directors. You can find each code on our website by going to the following address: www.clearwaterpaper.com, selecting “Investor Relations” and “Corporate Governance,” then selecting the link for “Code of Business Conduct and Ethics" or "Code of Ethics for Senior Financial Officers.” We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website. To date, no waivers of the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers have been considered or granted.
Our Board of Directors has adopted corporate governance guidelines and charters for the Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Governance Committee. You can find these documents on our website by going to the following address: www.clearwaterpaper.com, selecting “Investor Relations” and “Corporate Governance,” then selecting the appropriate link.
The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2012, the members of that committee were Boh A. Dickey (Chair), William D. Larsson and William T. Weyerhaeuser. On January 7, 2013, our board of Directors appointed Beth E. Ford to the Audit Committee. The Board of Directors has determined that Messrs, Dickey and Larsson are each an “audit committee financial expert” and that all of the members of the Audit Committee are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.
Executive Compensation
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2013 Proxy Statement, to be filed on or about March 25, 2013, relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2013 Proxy Statement, to be filed on or about March 25, 2013, relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
The following table provides certain information as of December 31, 2012, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS[1]	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS[2]	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	858,376	—	1,944,127
Equity compensation plans not approved by security holders	—	—	—
Total	858,376	—	1,944,127
1 Includes 785,310 performance shares and 73,066 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share and RSU programs, not including future dividend equivalents, if any are paid.
2 Performance shares and RSUs do not have exercise prices and therefore are not included in the weighted average exercise price calculation.

ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2013 Proxy Statement, to be filed on or about March 25, 2013, relating to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.
Principal Accounting Fees and Services
Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2013 Proxy Statement relating, to be filed on or about March 25, 2013, to our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.
Exhibits, Financial Statement Schedules
FINANCIAL STATEMENTS
Our consolidated financial statements are listed in the Index to Consolidated Financial Statements on page 39 of this report.
FINANCIAL STATEMENT SCHEDULES
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.
EXHIBITS
Exhibits are listed in the Exhibit Index on pages 85-89 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/S/ Linda K. Massman
Linda K. Massman President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 22, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/S/ Linda K. Massman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013
Linda K. Massman

By	/S/ John D. Hertz	Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)	February 22, 2013
John D. Hertz

By	/S/ Johnathan D. Hunter	Vice President, Corporate Controller (Duly Authorized Officer; Principal Accounting Officer)	February 22, 2013
Johnathan D. Hunter

	* Boh A. Dickey	Director and Chair of the Board	February 22, 2013

	* Frederic W. Corrigan	Director	February 22, 2013

	* Beth E. Ford	Director	February 22, 2013

	* Kevin J. Hunt	Director	February 22, 2013

	* Gordon L. Jones	Director	February 22, 2013

	* William D. Larsson	Director	February 22, 2013

	* Michael T. Riordan	Director	February 22, 2013

	* Dr. William T. Weyerhaeuser	Director	February 22, 2013

*By	/S/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
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

10.3(i)*
First Amendment to Loan and Security Agreement, dated as of September 15, 2010, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2010).

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

10.3(v)*
Fifth Amendment to Loan and Security Agreement, dated as of August 17, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011).

10.3(vi)*
Sixth Amendment to Loan and Security Agreement, dated as of September 28, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2011).

10.3(vii)	Seventh Amendment to Loan and Security Agreement, dated as of September 27, 2012, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company.

10.3(viii)*
Eighth Amendment to Loan and Security Agreement, dated as of January 17, 2013, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2013).

10.4*[1]
Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Commission on November 19, 2008).

10.5*[1]
Employment Agreement between Gordon L. Jones and the Company dated effective December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.5(i)*[1]
Amendment to Employment Agreement Between Gordon L. Jones and the Company dated effective October 4, 2012 (incorporated by reference to Exhibit 10.5(i) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2012).

10.6*[1]
Employment Agreement between Linda K. Massman and the Company dated effective November 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.6(i)*[1]
Amendment to Employment Agreement between Linda K. Massman and the Company dated effective January 1, 2012 (incorporated by reference to Exhibit 10.6(i) to the Company's quarterly Report on Form 10-Q filed for the quarter ended March 31, 2012).

10.7[1]	Employment Agreement between Linda K. Massman and the Company, dated effective January 1, 2013.

10.7(i)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan-Restricted Stock Unit Agreement, dated as of January 1, 2013, with Linda K. Massman.

10.8*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.8(i)*[1]
Amendment No. 1 to Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2010).

10.8(ii)*[1]
Amendment No. 2 to Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011).

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

10.9(iv)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 14, 2011).

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

10.10(ii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, as amended and restated December 1, 2009, to be used for annual restricted stock unit awards approved subsequent to December 31, 2009, (incorporated by reference to Exhibit 10.12(ii) to the Current Report on Form 8-K filed by the Registrant on December 4, 2009).

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

10.10(vi)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of Restricted Stock Unit Award, to be used for special restricted stock unit awards (incorporated by reference to Exhibit 10.10(vii) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2012).

10.10(vii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of RSU Deferral Agreement for Annual LTIP RSUs (incorporated by reference to Exhibit 10.10(viii) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2012).

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

10.14*[1]	Clearwater Paper Executive Severance Plan (incorporated by reference to Exhibit 10(i) to the Company's Current Report on Form 8-K filed with the Commission on December 17, 2012).

10.15*[1]
Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2011).

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

10.18*[1]	Clearwater Paper Change of Control Plan (incorporated by reference to Exhibit 10(ii) to the Company's Current Report on Form 8-K filed with the Commission on December 17, 2012).

10.19*[1]	Offer Letter, dated June 25, 2012, with John D. Hertz, (incorporated by reference to Exhibit 10.10(vi) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2012).

10.20*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Restricted Stock Unit Award, dated July 3, 2012, with John D. Hertz (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.21[1]	Letter Agreement between Robert P. DeVleming and the Company, dated January 21, 2013.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Clearwater Paper Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.

*	Incorporated by reference.

1	Management contract or compensatory plan, contract or arrangement.