Form 10-Q
period 2013-03-31
Clearwater Paper Corp
filed 2013-05-03
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of April 24, 2013 was 22,203,628.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Condensed Consolidated Financial Statements
Clearwater Paper Corporation
Condensed Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$460,824	$457,798
Costs and expenses:
Cost of sales	(414,209)	(403,076)
Selling, general and administrative expenses	(34,132)	(29,074)
Total operating costs and expenses	(448,341)	(432,150)
Income from operations	12,483	25,648
Interest expense, net	(10,982)	(9,728)
Debt retirement costs	(17,058)	—
(Loss) earnings before income taxes	(15,557)	15,920
Income tax benefit (provision)	14,675	(12,194)
Net (loss) earnings	$(882)	$3,726
Net (loss) earnings per common share:
Basic	$(0.04)	$0.16
Diluted	(0.04)	0.16
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation
Condensed Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net (loss) earnings	$(882)	$3,726
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax expense of $1,706 and $1,286	2,624	1,978
Amortization of prior service credit included in net periodic cost, net of tax benefit of $107 and $114	(163)	(176)
Other comprehensive income, net of tax	2,461	1,802
Comprehensive income	$1,579	$5,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation
Condensed Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$9,538	$12,579
Short-term investments	85,000	20,000
Receivables, net	156,251	154,143
Taxes receivable	11,281	20,828
Inventories	248,785	231,466
Deferred tax assets	26,385	17,136
Prepaid expenses	10,037	12,314
Total current assets	547,277	468,466
Property, plant and equipment, net	871,745	877,377
Goodwill	229,533	229,533
Intangible assets, net	45,954	47,753
Other assets, net	12,122	10,327
TOTAL ASSETS	$1,706,631	$1,633,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$168,566	$165,596
Current liability for pensions and other postretirement employee benefits	9,137	9,137
Total current liabilities	177,703	174,733
Long-term debt	650,000	523,933
Liability for pensions and other postretirement employee benefits	199,711	204,163
Other long-term obligations	53,912	50,910
Accrued taxes	75,522	78,699
Deferred tax liabilities	58,358	60,124
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 23,934,427 and 23,840,683 shares issued	2	2
Additional paid-in capital	316,854	326,901
Retained earnings	358,802	359,684
Treasury stock, at cost, common shares-1,683,236 and 853,470 shares repurchased	(71,001)	(30,000)
Accumulated other comprehensive loss, net of tax	(113,232)	(115,693)
Total stockholders’ equity	491,425	540,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,706,631	$1,633,456
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(882)	$3,726
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	22,151	19,548
Deferred tax (benefit) expense	(12,614)	11,876
Equity-based compensation expense	4,785	1,080
Employee benefit plans	2,693	1,682
Deferred issuance costs and discounts on long-term debt	3,544	561
Disposal of plant and equipment, net	—	453
Changes in working capital, net	(9,868)	15,772
Change in taxes receivable, net	9,547	(4,508)
Excess tax benefits from equity-based payment arrangements	—	(2,145)
Change in non-current accrued taxes, net	(3,177)	3,643
Funding of qualified pension plans	(3,026)	(15,525)
Other, net	361	2,280
Net cash provided by operating activities	13,514	38,443
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	(65,000)	30,001
Additions to plant and equipment	(19,471)	(41,521)
Net cash used for investing activities	(84,471)	(11,520)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—
Repayment of long-term debt	(150,000)	—
Purchase of treasury stock	(50,166)	—
Payment of long-term debt issuance costs	(4,723)	—
Payment of tax withholdings on equity-based payment arrangements	(2,195)	(12,963)
Excess tax benefits from equity-based payment arrangements	—	2,145
Net cash provided by (used for) financing activities	67,916	(10,818)
(Decrease) increase in cash	(3,041)	16,105
Cash at beginning of period	12,579	8,439
Cash at end of period	$9,538	$24,544

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$2,966	$—
Cash paid for income taxes	967	3,036
Cash received from income tax refunds	631	600
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Increase in accrued plant and equipment	$2,213	$8,670
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Paper Corporation
Notes to Condensed Consolidated Financial Statements
Unaudited
NOTE 1 Nature of Operations and Basis of Presentation
GENERAL
Clearwater Paper Corporation is a leading North American producer of private label tissue and paperboard products. We manufacture quality consumer tissue, away-from-home tissue, parent rolls (non-converted tissue product), machine-glazed tissue, bleached paperboard and pulp at 15 manufacturing locations in the U.S. and Canada. Our private label consumer tissue products - facial and bath tissue, paper towels and napkins - are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass-merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry, which demands high-quality construction and print surfaces for graphics. Our products are made primarily from wood fiber pulp.
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown will occur gradually as converting lines are relocated and installed at our other facilities, with some operations continuing to run into the first quarter of 2014.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, and the related Condensed Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three months ended March 31, 2013 and March 31, 2012, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, or SEC, on February 22, 2013.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant areas requiring the use of estimates and measurement of uncertainty include determination of net realizable value for deferred tax assets, uncertain tax positions, assessment of impairment of long-lived assets, goodwill and intangibles, assessment of environmental matters, equity-based compensation and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Condensed Consolidated Balance Sheet. As of March 31, 2013 and December 31, 2012, restricted cash totaling approximately $1.5 million was included in "Other assets, net" on our Condensed Consolidated Balance Sheets.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of March 31, 2013 and December 31, 2012, we had allowances for doubtful accounts of $2.0 million and $1.6 million, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,422.0 million and $1,401.4 million at March 31, 2013 and December 31, 2012, respectively.
We did not capitalize interest for the three months ended March 31, 2013. For the three months ended March 31, 2012, we capitalized $2.1 million of interest expense associated with our through-air-dried, or TAD, tissue expansion project, which includes the construction of our new tissue manufacturing and converting facilities in Shelby, North Carolina, and upgrades to our tissue manufacturing facility in Las Vegas, Nevada.
STOCKHOLDERS’ EQUITY
On January 17, 2013, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The share repurchases are authorized to be carried out by the utilization of a number of different methods, including but not limited to, open market purchases, accelerated share buybacks and negotiated block purchases, and are expected to be completed in 2013.
On March 1, 2013, we entered into an accelerated share buyback, or ASB, agreement with a major financial institution to repurchase an aggregate of $50 million of our outstanding common stock. The total aggregate number of shares to be repurchased pursuant to this agreement will be determined by reference to average stock prices, less a fixed discount, over the term of the agreement. The share repurchase agreement is expected to be completed no later than approximately nine months after execution. Under the ASB agreement, we received 826,617 shares of common stock during the first quarter of 2013, and as of March 31, 2013, these shares are held as treasury stock and included in our Condensed Consolidated Balance Sheet. A total of approximately $40.8 million of the $50 million paid to the financial institution was used in the repurchase of these shares, which represent approximately 80% of the total shares expected to be repurchased under the agreement. We will receive any remaining shares upon the completion of the ASB agreement through the use of the remaining $9.2 million paid to the financial institution. For accounting purposes, the ASB agreement is considered a treasury stock purchase and a derivative contract indexed to our outstanding common shares for the future settlement provision. The derivative contracts are accounted for as equity instruments and do not require hedge or derivative accounting treatment.
During the first quarter of 2013, we made total repurchases of 829,766 shares of our outstanding common stock, which included the shares repurchased through our ASB agreement and 3,149 shares of common stock repurchases made through open market transactions, at an average price of $49.41 per share. As of March 31, 2013, approximately $59 million of the authorized repurchase program remains, including $9.2 million already paid to the financial institution as part of the ASB agreement. We account for share repurchases under the program as treasury stock and record the amounts paid to repurchase shares at cost as a component of stockholders' equity. We have not retired any treasury shares and may choose to reissue shares held in treasury stock in a future period.
DERIVATIVES
We had no activity during the three months ended March 31, 2013 and 2012 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, from time to time we have used firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of March 31, 2013, we had no firm-price contracts for natural gas in place. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.
NOTE 2 Recently Adopted and New Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standard Update, or ASU, 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. This ASU requires an entity to present, either parenthetically on the face of the financial statements where net income is presented or in the notes to the financial statements, the effect of significant items reclassified in their entirety from accumulated other comprehensive income and identification of the respective line items effecting net income for instances when reclassification is required under GAAP. For items that are not required by GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures as required by GAAP. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We have adopted this ASU, which did not affect our Condensed Consolidated Financial Statements. See Note 9, "Accumulated Other Comprehensive Loss," and Note 10, "Pension and Other Postretirement Employee Benefit Plans," for further discussion.

NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	March 31, 2013	December 31, 2012
Pulp, paperboard and tissue products	$165,250	$147,627
Materials and supplies	70,519	67,889
Logs, pulpwood, chips and sawdust	13,016	15,950
	$248,785	$231,466
Inventories are stated at the lower of market or cost using the average cost method. The last-in, first-out, or LIFO, method was previously used to determine cost of logs, wood fiber and the majority of lumber until the sale of our Lewiston, Idaho sawmill in November 2011. During the three months ended March 31, 2012, the remaining lumber inventory from the sawmill was sold. The sale of this inventory, which was valued at costs prevailing in prior years under the LIFO method, had the effect of increasing earnings in the period ended March 31, 2012 by an immaterial amount.
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	March 31, 2013
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(12,736)	$41,221
Trade names and trademarks	10.0	5,300	(1,193)	4,107
Non-compete agreements	2.5 - 5.0	1,674	(1,048)	626
		$60,931	$(14,977)	$45,954

	December 31, 2012
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(11,237)	$42,720
Trade names and trademarks	10.0	5,300	(1,060)	4,240
Non-compete agreements	2.5 - 5.0	1,674	(881)	793
		$60,931	$(13,178)	$47,753
NOTE 5 Income Taxes
Consistent with authoritative guidance, our estimated annual effective tax rate is used to allocate expected annual income tax expense to interim periods. The rate is the ratio of estimated annual income tax expense to estimated pre-tax ordinary income and excludes "discrete items," which are significant, unusual or infrequent items reported separately net of their related tax effect. The estimated annual effective tax rate is applied to the current interim period’s ordinary income to determine the income tax expense allocated to the interim period. The income tax effects of discrete items are then determined separately and recognized in the interim period in which the income or expense items arise.
The actual effective tax rate for the three months ended March 31, 2013 was approximately 94%, compared to a rate of approximately 77% for the same period in 2012. As discussed below, the higher rate resulted from the net impact of reporting discrete items in each reporting period totaling a net benefit of $9.0 million and net expense of $6.7 million, respectively. Our estimated annual effective tax rate for the first quarter of 2013 is approximately 37%, compared with approximately 35% for the comparable interim period in 2012. The increase is due to a reduction of the domestic production activities deduction resulting from our election to adopt tax bonus depreciation in 2013 and an increase in the relative weighting of the other permanent items in relation to forecasted book income. We recorded an income tax benefit of $14.7 million for the three months ended March 31, 2013, compared to $12.2 million of expense for the three months ended March 31, 2012.

The tax benefit and effective tax rate for the three months ended March 31, 2013 was primarily the result of a $9.8 million tax benefit related to our decision to reverse our conversion made in the first quarter of 2012 of certain gallons of fuel claimed as Cellulosic Biofuel Producer Credit, or CBPC, back to gallons claimed under the Alternative Fuel Mixture Tax Credit, or AFMTC. The gallons had been converted by us in 2010 to the CBPC and in 2012 were converted back to AFMTC.
The net discrete benefit for the three months ended March 31, 2013 of $9.0 million in net tax benefit was comprised of a $5.6 million benefit relating to the conversion back to the CBPC and a resulting additional benefit of $4.2 million due to a decrease in our liabilities for uncertain tax positions. The remaining discrete expense of $0.8 million recorded in the three months ended March 31, 2013 was primarily an increase in uncertain tax positions.
The tax expense and effective tax rate in the first quarter of 2012 was primarily the result of net discrete expense of $5.5 million resulting from our decision to convert certain gallons of alternative fuel originally claimed in 2009 under the AFMTC, which had been converted by us in 2010 to the CBPC, back to gallons under the AFMTC. The $5.5 million is comprised of $2.5 million relating to the conversion back to the AFMTC and a resulting additional $3.0 million increase in our liabilities for uncertain tax positions.
During the fourth quarter of 2012, the IRS commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. The audit is ongoing, with no defined conclusion date as of March 31, 2013.
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	March 31, 2013	December 31, 2012
Trade accounts payable	$76,719	$75,949
Accrued wages, salaries and employee benefits	38,283	42,491
Accrued interest	13,562	5,242
Accrued taxes other than income taxes payable	9,138	6,993
Accrued utilities	7,834	8,205
Accrued discounts and allowances	5,984	4,785
Accrued transportation	3,335	4,417
Other	13,711	17,514
	$168,566	$165,596
NOTE 7 Debt
$375 MILLION SENIOR NOTES DUE 2018
On October 22, 2010, we sold $375 million aggregate principal amount of senior notes, which we refer to as the 2010 Notes. The 2010 Notes mature on November 1, 2018, have an interest rate of 7.125% and were issued at their face value. The issuance of these notes generated net proceeds of $367.5 million after deducting offering expenses.
Effective in the first quarter of 2013, the 2010 Notes are guaranteed by all of our direct and indirect domestic subsidiaries. The 2010 Notes will also be guaranteed by each of our future direct and indirect domestic subsidiaries that we do not designate as an unrestricted subsidiary under the indenture governing the 2010 Notes. The 2010 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2010 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2010 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.
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
REDEMPTION OF $150 MILLION SENIOR NOTES DUE 2016 AND ISSUANCE OF $275 MILLION SENIOR NOTES DUE 2023
In June 2009, we issued senior unsecured notes, which we refer to as the 2009 Notes, in the aggregate principal amount of $150 million. The 2009 Notes were due on June 15, 2016 and had an interest rate of 10.625%. The 2009 Notes were issued at a price equal to 98.792% of their face value.
We had the option to redeem all or a portion of the 2009 Notes at any time prior to June 15, 2013 at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium and accrued and unpaid interest. On February 22, 2013, we exercised our option to redeem all of the 2009 Notes at a redemption price equal to approximately $166 million, which consisted of 100% of the principal amount, plus a $12.6 million “make whole” premium and accrued and unpaid interest of approximately $3.0 million. The make whole premium and a portion of the unpaid interest, as well as an unamortized discount and deferred issuance costs associated with the 2009 Notes, were recorded as components of the debt retirement costs totaling $17.1 million in the first quarter of 2013, as included in the accompanying Condensed Consolidated Statement of Operations. Proceeds to fund the redemption of the 2009 Notes were made available through the sale of $275 million aggregate principal amount of senior notes on January 23, 2013, which we refer to as the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $271 million after deducting offering expenses.
The 2013 Notes are guaranteed by our existing and future direct and indirect domestic subsidiaries. The 2013 Notes will also be guaranteed by each of our future direct and indirect domestic subsidiaries that we do not designate as an unrestricted subsidiary under the indenture governing the 2013 Notes. The 2013 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2013 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.
Prior to February 1, 2016, we may redeem up to 35% of the 2013 Notes at a redemption price equal to 104.5% of the principal amount plus accrued and unpaid interest with the proceeds from one or more qualified equity offerings. We have the option to redeem all or a portion of the 2013 Notes at any time before February 1, 2018 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and a “make whole” premium. On or after February 1, 2018, we may redeem all or a portion of the 2013 Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2013 Notes upon the sale of certain assets and upon a change of control.
REVOLVING CREDIT FACILITY
On November 26, 2008, we entered into a $125 million senior secured revolving credit facility with certain financial institutions. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million. The revolving credit facility has been subsequently amended and it expires on September 30, 2016.
As of March 31, 2013, there were no borrowings outstanding under the credit facility, but approximately $6.8 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.0%, plus between 0.25% and 0.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of March 31, 2013, we would have been permitted to draw approximately $118.2 million under the credit facility at LIBOR plus 1.75%, or base rate plus 0.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of March 31, 2013, the fixed charge coverage ratio for the last twelve months was 3.4-to-1.0.

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
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	March 31, 2013	December 31, 2012
Long-term lease obligations, net of current portion	$25,146	$25,240
Director and other deferred compensation	13,451	9,939
Deferred proceeds	11,224	11,668
Other	4,091	4,063
	$53,912	$50,910
NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2012	$(874)	$(114,819)	$(115,693)
Other comprehensive income, net of tax[2]	—	2,461	2,461
Balance at March 31, 2013	$(874)	$(112,358)	$(113,232)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our Canadian subsidiary before its functional currency was changed from Canadian dollars to the reporting currency of U.S. dollars in 2012.

[2]
Net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss include $4.3 million of actuarial loss amortization and $0.3 million amortization of prior service credit, less net tax expense of $1.6 million. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended March 31,
			Other Postretirement
	Pension Benefit Plans		Employee Benefit Plans
(In thousands)	2013	2012	2013	2012
Service cost	$485	$600	$206	$202
Interest cost	3,359	3,663	1,318	1,633
Expected return on plan assets	(4,568)	(4,900)	—	—
Amortization of prior service cost (credit)	111	159	(381)	(449)
Amortization of actuarial loss	3,874	2,948	456	316
Net periodic cost	$3,261	$2,470	$1,599	$1,702

As discussed in the notes to our Consolidated Financial Statements in our 2012 Form 10-K, our company-sponsored defined benefit pension plans were underfunded by $78.7 million at December 31, 2012. As a result of being underfunded, we are required to make contributions to our qualified pension plans. During the three months ended March 31, 2013, we contributed $3.0 million to these pension plans. In April 2013, we contributed an additional $1.6 million. Our remaining required contributions to our company-sponsored qualified pension plans in 2013 are expected to be approximately $15 million.
During the three months ended March 31, 2013, we made contributions of less than $0.1 million to our company-sponsored non-qualified pension plan, and we estimate contributions will total approximately $0.3 million in 2013. We do not anticipate funding our OPEB plans in 2013 except to pay benefit costs as incurred during the year by plan participants.
During the three months ended March 31, 2013, $4.1 million and $0.8 million of net periodic pension and OPEB costs were charged to cost of sales and selling, general and administrative expenses, respectively, in the accompanying Condensed Consolidated Statement of Operations.
NOTE 11 Earnings per Common Share
Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents be excluded from the calculation of dilutive earnings per share for the periods in which net losses are reported because the effect is anti-dilutive. For the three months ended March 31, 2013, 514,318 of our incremental shares related to restricted stock units and performance shares were excluded from our earnings per share calculation due to their anti-dilutive effect as a result of our net loss from operations for the current period. We also evaluated the derivative contracts associated with the ASB agreement discussed in Note 1, "Nature of Operations and Basis of Presentation," which could result in the issuance of shares to the engaged financial institution at the settlement date, and determined there was no impact on earnings per share or anti-dilutive shares for the period ended March 31, 2013.
The following table reconciles the number of common shares used in calculating the basic and diluted net (loss) earnings per share:

	Three Months Ended March 31,
	2013	2012
Basic average common shares outstanding[1]	22,884,065	23,079,214
Incremental shares due to:
Restricted stock units	—	180,713
Performance shares	—	156,573
Diluted average common shares outstanding	22,884,065	23,416,500

Basic net (loss) earnings per common share	$(0.04)	$0.16
Diluted net (loss) earnings per common share	(0.04)	0.16

Anti-dilutive shares excluded from calculation	514,318	173,753

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units and performance shares, based on estimated fair values.
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Restricted stock units	$375	$156
Performance shares	938	1,347
Total employee equity-based compensation	$1,313	$1,503

As provided for in the Clearwater Paper Corporation 2008 Stock Incentive Plan, the performance measure used to determine the number of performance shares ultimately issued is a comparison of the percentile ranking of our total stockholder return compared to the total stockholder return of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%. On December 31, 2012, the service and performance period for 138,226 outstanding performance shares granted in 2010 ended. Those performance shares were settled and distributed in the first quarter of 2013. The number of shares actually settled, as a percentage of the outstanding amount, was 101.4%. After adjusting for the related minimum tax withholdings, a net 93,744 shares were issued in the first quarter of 2013. The related minimum tax withholdings payment made in the first quarter of 2013 in connection with issued shares was $2.2 million. No restricted stock units vested or were settled during the first quarter of 2013.
The following table summarizes the number of share-based awards granted under our 2008 Stock Incentive Plan during the three months ended March 31, 2013 and the grant-date fair value of the awards:

	Three Months Ended March 31, 2013
	Number of Awards	Average Fair Value of Award Per Share
Restricted stock units	67,109	$43.08
Performance shares	120,485	63.46
DIRECTOR AWARDS
Each year, our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation expense of $3.5 million for the three months ended March 31, 2013, compared to equity-based compensation income of $0.4 million for the same period in 2012. At March 31, 2013 and December 31, 2012, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on the accompanying Condensed Consolidated Balance Sheets were $12.6 million and $9.1 million, respectively.
NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, short-term investments and restricted cash (Level 1)	$96,069	$96,069	$34,079	$34,079
Long-term debt (Level 1)	650,000	677,750	523,933	572,625
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

NOTE 14 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended March 31,
(In thousands)	2013	2012
Segment net sales:
Consumer Products	$284,902	$277,830
Pulp and Paperboard[1]	175,922	179,968
Total segment net sales	$460,824	$457,798

Operating income:
Consumer Products	$10,124	$26,271
Pulp and Paperboard[1]	17,553	11,658
	27,677	37,929
Corporate	(15,194)	(12,281)
Income from operations	$12,483	$25,648

Depreciation and amortization:
Consumer Products	$16,092	$13,165
Pulp and Paperboard	5,659	6,011
Corporate	400	372
Total depreciation and amortization	$22,151	$19,548

[1]
Results for Pulp and Paperboard for the three months ended March 31, 2012 include income and expenses associated with the November 2011 sale of the Lewiston, Idaho sawmill, the effects of which were immaterial in the aggregate.

NOTE 15 Supplemental Guarantor Financial Information
All of our 100% owned, domestic subsidiaries guarantee the 2013 Notes and the 2010 Notes on a joint and several basis. As of March 31, 2013, the 2013 Notes and 2010 Notes were not guaranteed by Interlake Acquisition Corporation Limited, a foreign subsidiary. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2013 Notes and 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$344,248	$114,716	$6,855	$(4,995)	$460,824
Cost and expenses:
Cost of sales	(302,351)	(110,657)	(6,196)	4,995	(414,209)
Selling, general and administrative expenses	(27,908)	(5,734)	(490)	—	(34,132)
Total operating costs and expenses	(330,259)	(116,391)	(6,686)	4,995	(448,341)
Income (loss) from operations	13,989	(1,675)	169	—	12,483
Interest expense, net	(10,982)	—	—	—	(10,982)
Debt retirement costs	(17,058)	—	—	—	(17,058)
(Loss) earnings before income taxes	(14,051)	(1,675)	169	—	(15,557)
Income tax benefit (provision)	14,342	1,213	(35)	(845)	14,675
Equity in (loss) income of subsidiary	(328)	134	—	194	—
Net (loss) earnings	$(37)	$(328)	$134	$(651)	$(882)
Other comprehensive income, net of tax	2,461	—	—	—	2,461
Comprehensive income (loss)	$2,424	$(328)	$134	$(651)	$1,579

Clearwater Paper Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$338,947	$116,834	$7,011	$(4,994)	$457,798
Cost and expenses:
Cost of sales	(295,510)	(106,303)	(6,257)	4,994	(403,076)
Selling, general and administrative expenses	(23,017)	(5,567)	(490)	—	(29,074)
Total operating costs and expenses	(318,527)	(111,870)	(6,747)	4,994	(432,150)
Income from operations	20,420	4,964	264	—	25,648
Interest expense, net	(9,728)	—	—	—	(9,728)
Earnings before income taxes	10,692	4,964	264	—	15,920
Income tax provision	(9,372)	(1,744)	(93)	(985)	(12,194)
Equity in income of subsidiary	3,391	171	—	(3,562)	—
Net earnings	$4,711	$3,391	$171	$(4,547)	$3,726
Other comprehensive income, net of tax	1,802	—	—	—	1,802
Comprehensive income	$6,513	$3,391	$171	$(4,547)	$5,528

Clearwater Paper Corporation
Condensed Consolidating Balance Sheet
At March 31, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$7,241	$2	$2,295	$—	$9,538
Short-term investments	85,000	—	—	—	85,000
Receivables, net	106,519	45,291	5,847	(1,406)	156,251
Taxes receivable	13,531	(2,175)	203	(278)	11,281
Inventories	180,751	63,001	5,033	—	248,785
Deferred tax assets	21,578	5,374	—	(567)	26,385
Prepaid expenses	9,267	634	136	—	10,037
Total current assets	423,887	112,127	13,514	(2,251)	547,277
Property, plant and equipment, net	615,902	239,650	16,193	—	871,745
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	44,634	1,320	—	45,954
Intercompany receivable (payable)	77,075	(63,588)	(14,332)	845	—
Investment in subsidiary	248,816	10,189	—	(259,005)	—
Other assets, net	11,705	417	—	—	12,122
TOTAL ASSETS	$1,606,918	$343,429	$16,695	$(260,411)	$1,706,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$134,320	$31,414	$4,238	$(1,406)	$168,566
Current liability for pensions and other postretirement employee benefits	9,137	—	—	—	9,137
Total current liabilities	143,457	31,414	4,238	(1,406)	177,703
Long-term debt	650,000	—	—	—	650,000
Liability for pensions and other postretirement employee benefits	199,711	—	—	—	199,711
Other long-term obligations	52,158	1,754	—	—	53,912
Accrued taxes	73,434	1,776	312	—	75,522
Deferred tax liabilities (assets)	(3,267)	59,669	1,956	—	58,358
Accumulated other comprehensive loss, net of tax	(113,232)	—	—	—	(113,232)
Stockholders’ equity excluding accumulated other comprehensive loss	604,657	248,816	10,189	(259,005)	604,657
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,606,918	$343,429	$16,695	$(260,411)	$1,706,631

Clearwater Paper Corporation
Condensed Consolidating Balance Sheet
At December 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$11,105	$5	$1,469	$—	$12,579
Short-term investments	20,000	—	—	—	20,000
Receivables, net	109,129	41,431	5,612	(2,029)	154,143
Taxes receivable	20,712	116	—	—	20,828
Inventories	163,422	63,476	4,568	—	231,466
Deferred tax assets	11,750	4,595	—	791	17,136
Prepaid expenses	11,441	708	165	—	12,314
Total current assets	347,559	110,331	11,814	(1,238)	468,466
Property, plant and equipment, net	618,076	242,818	16,483	—	877,377
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	46,379	1,374	—	47,753
Intercompany receivable (payable)	68,951	(56,153)	(12,007)	(791)	—
Investment in subsidiary	249,010	10,055	—	(259,065)	—
Other assets, net	9,948	379	—	—	10,327
TOTAL ASSETS	$1,523,077	$353,809	$17,664	$(261,094)	$1,633,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$132,360	$30,630	$4,635	$(2,029)	$165,596
Current liability for pensions and other postretirement employee benefits	9,137	—	—	—	9,137
Total current liabilities	141,497	30,630	4,635	(2,029)	174,733
Long-term debt	523,933	—	—	—	523,933
Liability for pensions and other postretirement employee benefits	204,163	—	—	—	204,163
Other long-term obligations	49,102	1,808	—	—	50,910
Accrued taxes	76,617	1,771	311	—	78,699
Deferred tax liabilities (assets)	(13,129)	70,590	2,663	—	60,124
Accumulated other comprehensive loss, net of tax	(115,693)	—	—	—	(115,693)
Stockholders’ equity excluding accumulated other comprehensive loss	656,587	249,010	10,055	(259,065)	656,587
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,523,077	$353,809	$17,664	$(261,094)	$1,633,456

Clearwater Paper Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(37)	$(328)	$134	$(651)	$(882)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,784	7,814	553	—	22,151
Deferred tax (benefit) expense	(1,565)	(11,700)	(707)	1,358	(12,614)
Equity-based compensation expense	4,785	—	—	—	4,785
Employee benefit plans	2,693	—	—	—	2,693
Deferred issuance costs and discounts on long-term debt	3,544	—	—	—	3,544
Changes in working capital, net	(6,301)	(2,629)	(938)	—	(9,868)
Change in taxes receivable, net	7,181	2,291	(203)	278	9,547
Excess tax benefits from equity-based payment arrangements	—	—	—	—	—
Change in non-current accrued taxes	(3,183)	5	1	—	(3,177)
Funding of qualified pension plans	(3,026)	—	—	—	(3,026)
Other, net	420	(59)	—	—	361
Net cash provided by (used in) operating activities	18,295	(4,606)	(1,160)	985	13,514
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	(65,000)	—	—	—	(65,000)
Additions to plant and equipment	(16,575)	(2,557)	(339)	—	(19,471)
Net cash used for investing activities	(81,575)	(2,557)	(339)	—	(84,471)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(150,000)	—	—	—	(150,000)
Purchase of treasury stock	(50,166)	—	—	—	(50,166)
Investment (to) from parent	(8,500)	7,160	2,325	(985)	—
Payment of long-term debt issuance costs	(4,723)	—	—	—	(4,723)
Payment of tax withholdings on equity- based payment arrangements	(2,195)	—	—	—	(2,195)
Net cash provided by financing activities	59,416	7,160	2,325	(985)	67,916
(Decrease) increase in cash	(3,864)	(3)	826	—	(3,041)
Cash at beginning of period	11,105	5	1,469	—	12,579
Cash at end of period	$7,241	$2	$2,295	$—	$9,538

Clearwater Paper Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$4,711	$3,391	$171	$(4,547)	$3,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,825	7,196	527	—	19,548
Deferred tax expense (benefit)	12,462	(565)	(21)	—	11,876
Equity-based compensation expense	1,080	—	—	—	1,080
Employee benefit plans	1,682	—	—	—	1,682
Deferred issuance costs and discounts on long-term debt	561	—	—	—	561
Disposal of plant and equipment, net	453	—	—	—	453
Changes in working capital, net	(10,842)	26,405	209	—	15,772
Change in taxes receivable, net	(5,865)	1,877	93	(613)	(4,508)
Excess tax benefit from equity-based payment arrangements	(2,145)	—	—	—	(2,145)
Change in non-current accrued taxes	3,643	—	—	—	3,643
Funding of qualified pension plans	(15,525)	—	—	—	(15,525)
Other, net	2,363	(83)	—	—	2,280
Net cash provided by operating activities	4,403	38,221	979	(5,160)	38,443
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	30,001	—	—	—	30,001
Additions to plant and equipment	(39,019)	(2,502)	—	—	(41,521)
Net cash used for investing activities	(9,018)	(2,502)	—	—	(11,520)
CASH FLOWS FROM FINANCING ACTIVITIES
Investment from (to) parent	29,768	(35,298)	370	5,160	—
Payment of tax withholdings on equity- based payment arrangements	(12,963)	—	—	—	(12,963)
Excess tax benefit from equity-based payment arrangements	2,145	—	—	—	2,145
Net cash provided by (used for) financing activities	18,950	(35,298)	370	5,160	(10,818)
Increase in cash	14,335	421	1,349	—	16,105
Cash at beginning of period	2,146	4,359	1,934	—	8,439
Cash at end of period	16,481	4,780	3,283	—	24,544

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our stock repurchase program and accelerated stock buyback program, the costs and benefits associated with the closure of our Thomaston, Georgia facility, future growth opportunities, future revenues, cash flows, capital expenditures, tax rates, operating costs, manufacturing capability, liquidity, benefit plan funding levels, capitalized interest, interest expenses, and the tax treatment of the alternative fuels and cellulosic biofuels tax credits. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2012 Form 10-K, as well as the following:

•	difficulties with the optimization and realization of the benefits expected from our new through-air-dried, or TAD, paper machine and converting lines in Shelby, North Carolina;

•	the loss of business from a significant customer;

•	increased dependence on wood pulp;

•	changes in transportation costs and disruptions in transportation services;

•	manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

•	changes in the cost and availability of wood fiber and wood pulp;

•	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

•	changes in customer product preferences and competitors' product offerings;

•	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits;

•	environmental liabilities or expenditures;

•	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

•	changes in expenses and required contributions associated with our pension plans;

•	cyclical industry conditions;

•	reliance on a limited number of third-party suppliers for raw materials;

•	labor disruptions;

•	inability to successfully implement our expansion strategies;

•	inability to fund our debt obligations;

•	restrictions on our business from debt covenants and terms; and

•	changes in laws, regulations or industry standards affecting our business.
Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

OVERVIEW
Background
Clearwater Paper Corporation is a leading North American producer of private label tissue and paperboard products. We manufacture quality consumer tissue, away-from-home tissue, parent rolls (non-converted tissue product), machine-glazed tissue, bleached paperboard and pulp at 15 manufacturing locations in the U.S. and Canada. Our private label consumer tissue products - facial and bath tissue, paper towels and napkins - are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass-merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry, which demands high-quality construction and print surfaces for graphics. Our products are made primarily from wood fiber pulp.
Recent Developments
Thomaston Closure
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown will occur gradually as converting lines are relocated and installed at our other facilities, with some operations continuing to run into the first quarter of 2014. We expect the total impact of exit related costs to be approximately $6 million to $7 million, of which approximately $4 million to $5 million is expected to be incurred in 2013. The exit costs are primarily attributable to the costs of relocating the converting lines, which will be expensed as incurred in the Condensed Consolidated Statement of Operations. The cost savings benefits resulting from the equipment relocation and converting facility optimization, which are part of the company's previously announced cost savings programs, are expected to be fully realized beginning in the fourth quarter of 2014. In the first quarter of 2013, we recorded $0.2 million of costs associated with this announcement.
Capital Allocation
On January 23, 2013, we issued $275 million aggregate principal amount of 4.5% senior notes, which we refer to as the 2013 Notes. Approximately $166 million of the net proceeds from the issuance was used to redeem all of our $150 million aggregate principal amount of 10.625% senior notes due 2016, which we refer to as the 2009 Notes.
In January 2013, we announced that our Board of Directors approved a common stock repurchase program authorizing the repurchase of up to $100 million of our common stock, to be funded by a portion of the proceeds from the issuance of the 2013 Notes. In connection with this program, on March 1, 2013, we entered into a $50 million accelerated stock buyback, or ASB, agreement with a major financial institution. See Note 1 to the Condensed Consolidated Financial Statements, under the subheading "Stockholders' Equity," for additional discussion of the ASB program.
Components and Trends in our Business
Net sales
Net sales predominantly consist of sales of consumer tissue and paperboard products, net of discounts, returns and allowances and any sales taxes collected. Prices for our consumer tissue products tend to primarily be driven by the value of our products to our customers, and are generally priced relative to the prices of branded tissue products. Demand and pricing for our pulp and paperboard products are largely determined by general global market conditions and the demand for high quality paperboard.
Operating costs

	Three Months Ended March 31,
(Dollars in thousands)	2013		2012
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$71,635	17.3%	$61,736	15.3%
Chemicals	47,447	11.5	45,870	11.4
Transportation[1]	45,445	11.0	41,698	10.4
Chips, sawdust and logs	37,098	8.9	40,348	10.0
Energy	31,853	7.7	27,007	6.7
Packaging supplies	24,269	5.9	22,157	5.5
Maintenance and repairs[2]	22,962	5.5	35,149	8.7
Depreciation	19,750	4.7	17,240	4.2
	$300,459	72.5%	$291,205	72.2%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.

Purchased pulp. We purchase a significant amount of the pulp needed to supply our consumer products, and to a lesser extent our pulp and paperboard, manufacturing facilities from external suppliers. For the three months ended March 31, 2013, total purchased pulp costs were 17.3% of our cost of sales, representing an increase of 2.0 percentage points compared to the same period in 2012, due primarily to increased usage associated with the ramp up of our Shelby, North Carolina TAD paper machine and higher purchased pulp costs as a result of major maintenance downtime taken at our Arkansas pulp and paperboard facility.
Chemicals. We consume a substantial amount of chemicals in the production of pulp and paperboard, as well as in the production of TAD tissue. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. A large portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are impacted by petroleum prices. Our chemical costs increased slightly for the quarter ended March 31, 2013, compared to the same period in 2012, due primarily to the first full quarter of production on our North Carolina TAD paper machine, which resulted in higher chemical consumption.
Transportation. Fuel prices largely impact transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for the first quarter of 2013, compared to the first quarter of 2012, were higher as a result of increased external shipments and lower than normal inventory levels at our tissue production and converting facilities. The reduced inventory levels required multiple shifts in regional distributions for our tissue product lines, and as a result we incurred an overall increase of internal tons shipped.
Chips, sawdust and logs. We purchase chips, sawdust and logs used to manufacture pulp. We source these residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs for chips, sawdust and logs for the three months ended March 31, 2013, decreased compared to the same 2012 period, both in dollars and as a percentage of cost of sales. The decline in the 2013 period was primarily attributable to lower overall pricing at our Idaho pulp and paperboard mill, partially offset by higher overall usage in the first quarter of 2013 due to less major maintenance related downtime.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices have fluctuated widely over the past decade. We have taken steps, and intend to continue to take steps, to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. However, TAD tissue production involves greater natural gas usage than conventional tissue manufacturing and, as a result, we expect our natural gas requirements will increase due to the ramp up of our North Carolina TAD paper machine. Energy costs for the three months ended March 31, 2013 were higher than the prior year comparable period due to the first full quarter of production on our North Carolina TAD paper machine, as well as higher natural gas prices. To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of March 31, 2013, we had no firm-price contracts in place. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under these agreements, we incur expenses related to the unique packaging of our products for direct retail sale to consumers. For the three months ended March 31, 2013, packaging costs were $2.1 million higher than the same period in 2012 primarily due to increased retail shipments.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 months at our Idaho and Arkansas facilities, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. In the first quarter of 2013, we had four days of machine downtime costing $5.0 million, excluding labor, at our Arkansas facility, compared to major maintenance costs of $15.5 million incurred at our Idaho facility in the first quarter of 2012. We expect to spend an additional $11 million to $13 million for planned major maintenance at our Idaho facility during the third quarter of 2013.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. Excluding $1.9 million of capital expenditures for our TAD tissue expansion project during the three months ended March 31, 2013, we spent $11.5 million on capital expenditures. During the three months ended March 31, 2012, we spent $10.6 million on capital expenditures, excluding $39.6 million of expenditures for our TAD tissue expansion project.

Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Condensed Consolidated Statements of Operations. Depreciation expense for the three months ended March 31, 2013 was $2.5 million higher than the 2012 comparable period due primarily to additional depreciation associated with our North Carolina TAD paper machine, which started up in December 2012.
Other. Other costs not mentioned in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced an increase in wage and benefit expenses in the first quarter of 2013 compared to the first quarter of 2012 due largely to the startup of our North Carolina TAD facility, as well as an increase in medical costs due primarily to higher medical claims experience.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 were $34.1 million and $29.1 million, respectively. The higher first quarter 2013 expense was primarily a result of a $3.5 million mark-to-market adjustment in the first quarter of 2013 related to our directors' common stock units, which will ultimately be settled in cash, and higher bad debt expense.
Interest expense
Interest expense is mostly comprised of interest on the 2013 Notes and our $375 million aggregate principal amount of 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes. Interest expense also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. As a result of the issuance of the 2013 Notes at an interest rate significantly lower than that of our former 2009 Notes, which were redeemed in the first quarter of 2013 using a portion of the proceeds from the 2013 Notes, our interest expense is expected to decrease by approximately $3.6 million on an annual basis. However, this favorable change in interest expense associated with our notes will be more than offset by a decrease in capitalized interest, as no capitalized interest is expected in 2013 compared to total 2012 capitalized interest of $12.6 million.
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
We are registered with the Internal Revenue Service, or IRS, as both an alternative fuel mixer and a producer of cellulosic biofuel. During 2009 we received refundable tax credit payments in connection with our use of an alternative fuel mixture, commonly referred to as "black liquor," to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. The Alternative Fuel Mixture Tax Credit, or AFMTC, expired on December 31, 2009.
The Cellulosic Biofuel Producer Credit, or CBPC, enables us to claim $1.01 per gallon in regards to black liquor produced and used as a fuel by us at our pulp mills in 2009. During 2010, the IRS issued guidance clarifying the treatment of the CBPC and the AFMTC in regards to the production or use of black liquor at the same facility, in the same tax year. Under the guidance provided, both credits may be claimed in the same year as long as the credits are not claimed for the same gallons of fuel. Furthermore, the IRS guidance clarified the ability to convert previously claimed gallons from the AFMTC to the CBPC. Our ability to convert previously claimed gallons from the AFMTC to the CBPC expired on March 15, 2013.
During the first quarter of 2012, we converted certain gallons claimed under the CBPC back to gallons claimed under the AFMTC, which resulted in a net discrete expense of $5.5 million comprised of $2.5 million relating to the conversion back to the AFMTC and an additional $3.0 million increase in our liabilities for uncertain tax positions.
During first quarter of 2013, we reversed our position and converted certain gallons claimed under the AFMTC back to gallons claimed under the CBPC. This reversal allowed us to recognize a net discrete benefit for the quarter of $9.8 million, which was primarily comprised of a $5.6 million benefit relating to the conversion back to the CBPC and a $4.2 million decrease to our liabilities for uncertain tax positions, partially offset by interest accrued on uncertain tax positions. As of March 31, 2013 we have no remaining CBPC carryforwards.
There is relatively little guidance regarding the AFMTC and CBPC, and the laws governing these credits are complex. Accordingly, there remains uncertainty as to our qualification to receive the tax credit in 2009, as well as to whether we will be entitled to retain the amounts we received upon further review by the IRS. In addition, while it is our position that payments received or credits taken in relation to the AFMTC should not be subject to corporate income tax, there can be no assurance as to whether or not the amounts we have received will be subject to taxation.
During the fourth quarter of 2012, the IRS commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. The audit is ongoing, with no defined conclusion date as of March 31, 2013.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following table sets forth data included in our Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended March 31,
(Dollars in thousands)	2013		2012
Net sales	$460,824	100.0%	$457,798	100.0%
Costs and expenses:
Cost of sales	(414,209)	89.9	(403,076)	88.0
Selling, general and administrative expenses	(34,132)	7.4	(29,074)	6.4
Total operating costs and expenses	(448,341)	97.3	(432,150)	94.4
Income from operations	12,483	2.7	25,648	5.6
Interest expense, net	(10,982)	2.4	(9,728)	2.1
Debt retirement costs	(17,058)	3.7	—	—
(Loss) earnings before income taxes	(15,557)	3.4	15,920	3.5
Income tax (benefit) provision	14,675	3.2	(12,194)	2.7
Net (loss) earnings	$(882)	0.2	$3,726	0.8
Net sales—First quarter 2013 net sales increased by $3.0 million, or 0.7%, compared to the first quarter of 2012, due to increased overall tissue and paperboard shipments, which rose 3.0% and 2.3%, respectively, compared to the prior year period. The increased shipments were partially offset by unfavorable changes in paperboard and non-retail tissue net selling prices, which declined by 3.4% and 2.6%, respectively. These items are discussed further below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 89.9% of net sales for the three months ended March 31, 2013 and 88.0% of net sales for the same period in 2012. The increase was primarily a result of limited inventory in retail tissue caused by a higher than anticipated demand for conventional bathroom tissue, which negatively impacted many of our cost categories by a total of approximately $9 million in the first quarter of 2013, as well as higher external pulp, energy and labor related costs.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $5.1 million primarily due to a $3.5 million mark-to-market adjustment in the first quarter of 2013 related to our directors' common stock units, which will ultimately be settled in cash, and higher bad debt expense.
Interest expense—Interest expense increased $1.3 million during the three months ended March 31, 2013, compared to the same period of 2012. The increase was largely attributable to the lack of capitalized interest during the current year period, compared to $2.1 million of capitalized interest associated with our TAD tissue expansion project in the first quarter of 2012. The increase in interest expense was partially offset by the refinancing of the 2009 Notes with proceeds from the issuance of the 2013 Notes, which carry a significantly lower interest rate.
Debt retirement costs—Debt retirement costs include a one-time charge in connection with the complete redemption of the 2009 Notes on February 22, 2013. Total costs of $17.1 million include cash charges of approximately $14 million related to a “make whole” premium plus accrued and unpaid interest and a non-cash charge of approximately $3 million related to the write off of deferred issuance costs and unamortized discounts.
Income tax expense—Our estimated annual effective tax rate for 2013 is approximately 37%, compared with approximately 35% for the comparable interim period in 2012. We recorded an income tax benefit of $14.7 million in the three months ended March 31, 2013, compared to an expense of $12.2 million in the three months ended March 31, 2012. The actual effective rate for the three months ended March 31, 2013 was approximately 94%, compared to an actual rate of approximately 77% for the same period in 2012. The higher actual rates were attributable to the net impact of reporting discrete items totaling a net benefit of $9.0 million and net expense of $6.7 million, respectively, in the first quarters of 2013 and 2012.
After adjusting for the tax benefit (provision) relating to the special items set forth in the table below, the effective tax rate for the quarter would have been approximately 53%, compared to approximately 41% in the first quarter 2012.

	Three Months Ended March 31,
(In thousands)	2013	2012
GAAP income tax benefit (provision)	$14,675	$(12,194)
Special items, tax impact:
Expense associated with Metso litigation	—	(343)
Debt retirement costs	(6,277)	—
Directors' equity-based compensation expense	(1,278)	145
Costs associated with announced Thomaston facility closure	(67)	—
Discrete tax items related to credit conversions	(9,766)	5,700
Adjusted income tax provision	$(2,713)	$(6,692)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Net sales	$284,902	$277,830
Operating income	10,124	26,271
Percent of net sales	3.6%	9.5%

Tissue shipments (short tons)	132,596	128,768
Tissue sales price (per short ton)	$2,149	$2,158
Our Consumer Products segment reported an increase in net sales of $7.1 million, or 2.5%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The higher net sales, primarily attributable to higher shipments, were partially offset by a 2.6% decrease in non-retail pricing caused by lower machine-glazed and contract manufacturing pricing.
Segment operating income for the three months ended March 31, 2013, decreased by $16.1 million compared to the same period in 2012. In late 2012 and early 2013, we began seeking to increase our conventional tissue business to help offset expected future displacement by our expanding TAD offerings. We experienced higher than expected customer demand that resulted in inefficient manufacturing and logistics in the first quarter of 2013, which included the need to purchase additional amounts of higher cost external paper, increases in machine changeover costs and higher internal transportation costs as we strove to satisfy this increased demand. Costs associated with our TAD start-up, higher external pulp costs, and increased labor related costs also impacted operating income.
Pulp and Paperboard

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Net sales	$175,922	$179,968
Operating income	17,553	11,658
Percent of net sales	10.0%	6.5%

Paperboard shipments (short tons)	186,350	182,198
Paperboard sales price (per short tons)	$935	$968
Net sales for the Pulp and Paperboard segment decreased by $4.0 million, or 2.2%, in the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease was primarily due to a 3.4% decline in paperboard pricing caused by softness in the markets for plate, folding and cup products. The lower pricing was partially offset by a 2.3% increase in paperboard shipments, although the increased shipments were somewhat mitigated by a decline associated with the implementation of a planned consignment program.
Operating income for the segment increased $5.9 million during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The higher operating income was primarily due to lower operating costs resulting from major maintenance related costs of $5.0 million in the first quarter of 2013, compared to $15.5 million in the first quarter of 2012. This favorable comparison was partially offset by higher energy and labor related costs.

EARNINGS BEFORE INTEREST, TAX, DEPRECIATION AND AMORTIZATION (EBITDA) AND ADJUSTED EBITDA
We use earnings before interest (including debt retirement costs), tax, depreciation and amortization, or EBITDA, and EBITDA adjusted for certain items, or Adjusted EBITDA, as supplemental performance measures that are not required by, or presented in accordance with generally accepted accounting principles, or GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net (loss) earnings, operating income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. In addition, our calculation of EBITDA and Adjusted EBITDA may or may not be comparable to similarly titled measures of other companies.
We present EBITDA, Adjusted EBITDA and Adjusted income tax provision because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA and Adjusted EBITDA: (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because our credit agreement and the indentures governing the 2010 Notes and 2013 Notes use measures similar to EBITDA to measure our compliance with certain covenants.
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Net (loss) earnings	$(882)	$3,726
Interest expense, net[1]	28,040	9,728
Income tax (benefit) provision	(14,675)	12,194
Depreciation and amortization expense	22,151	19,548
EBITDA	$34,634	$45,196
Directors' equity-based compensation expense (benefit)	3,472	(417)
Costs associated with announced Thomaston facility closure	183	—
Expense associated with Metso litigation	—	990
Adjusted EBITDA	$38,289	$45,769

[1]	Interest expense, net for 2013 includes debt retirement costs of $17.1 million.
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the three months ended March 31, 2013 and 2012:

(In thousands)	2013	2012
Net cash provided by operating activities	$13,514	$38,443
Net cash used for investing activities	(84,471)	(11,520)
Net cash provided by (used for) financing activities	67,916	(10,818)
Cash Flows Summary
Net cash provided by operating activities for the three months ended March 31, 2013 decreased by $24.9 million compared to the same period in 2012. The decrease in cash provided by operating activities for the 2013 period was due primarily to $9.9 million of cash used in working capital, compared to $15.8 million of cash generated from working capital in the first quarter of 2012, as well as lower earnings, after adjusting for non-cash items. Included in first quarter 2013 earnings was approximately $14 million of cash debt retirement costs associated with the retirement of our 2009 Notes. The decreases were partially offset by a $12.5 million decrease in contributions to our qualified pension plans, compared to the prior year comparable quarter, and a $9.5 million decrease in taxes receivable for the current year period.

The increase in cash used for investment activities was largely due to a $65.0 million conversion of excess cash proceeds from the issuance of the 2013 Notes into short-term investments, as compared to a $30.0 million conversion of short-term investments into cash during the first quarter of 2012. This was partially offset by a $22.1 million decrease in capital spending for plant and equipment during the first quarter of 2013 compared to the first quarter of 2012. The lower capital spending was due to the substantial completion of our North Carolina TAD tissue facility in the fourth quarter of 2012.
Net cash provided by financing activities was $67.9 million for the three months ended March 31, 2013, compared with $10.8 million of cash used in financing activities for the same period in 2012. Cash provided by financing activities during the first three months of 2013 was primarily driven by the issuance of the 2013 Notes, partially offset by the retirement of the 2009 Notes and $50.2 million in repurchases of our outstanding common stock pursuant to our $100 million stock repurchase program, which is expected to be completed by the end of 2013.
Capital Resources
Due to the competitive and cyclical nature of the markets in which we operate, as well as an uncertain economic environment, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, our cash on hand and short-term investments, as well as available borrowing capacity under our revolving credit facility will be adequate to fund our debt service requirements and provide cash required to support our ongoing operations, capital expenditures, stock repurchase program and working capital needs for the next twelve months.
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of March 31, 2013, our short-term investments were not restricted and were largely invested in demand deposits.
Debt Arrangements
Our annual debt service obligation, consisting of cash payments for interest on the 2010 Notes and the 2013 Notes, is estimated to be $33.2 million for 2013 and $39.1 million for 2014.
The terms of each of the 2010 Notes and the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.
Credit Arrangements
As of March 31, 2013, there were no borrowings outstanding under our credit facility, but approximately $6.8 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greatest of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.0%, plus between 0.25% and 0.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for our most recent four quarters. As of March 31, 2013, we would have been permitted to draw approximately $118.2 million under the credit facility at LIBOR plus 1.75%.
CONTRACTUAL OBLIGATIONS
Due to the issuance of the 2013 Notes and the redemption of the 2009 Notes in the first quarter of 2013, the following table reflects our revised contractual obligations associated with our long-term debt as of March 31, 2013:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$650,000	$—	$—	$—	$650,000
Interest on long-term debt	284,374	33,216	78,188	78,188	94,782
As of March 31, 2013, there have been no other significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
As of March 31, 2013, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
See Note 2 "Recently Adopted and New Accounting Standards" to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of March 31, 2013, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we have from time-to-time partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of March 31, 2013, we had no firm-price contracts for natural gas in place.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks
Due to the issuance of the 2013 Notes and the redemption of the 2009 Notes in the first quarter of 2013, the following table reflects our revised quantitative information about market risks as of March 31, 2013:

	Expected Maturity Date
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$650,000	$650,000
Average interest rate	—%	—%	—%	—%	—%	6.01%	6.01%
Fair value at March 31, 2013							$677,750
As of March 31, 2013, there have been no other significant changes to our quantitative information about market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2013. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
Changes in Internal Controls
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.
Legal Proceedings
On August 13, 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations. On March 19, 2013, the parties entered into a new agreement to toll the statute of limitations. The tolling period commenced as of September 14, 2012 and expires on October 31, 2013, unless further extended by the parties. Discussions with the DOJ and EPA are ongoing.
In addition to the matters discussed above, we may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A.
Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, entitled “Risk Factors.”

ITEM 2.
Unregistered Sales of Equity Securities and Uses of Proceeds
Issuer Purchases of Equity Securities
On January 17, 2013, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The share repurchases are authorized to be carried out by the utilization of a number of different methods, including but not limited to, open market purchases, accelerated share buybacks and negotiated block purchases, and are expected to be completed in 2013.
On March 1, 2013, we entered into an accelerated share buyback, or ASB, agreement with a major financial institution to repurchase an aggregate of $50 million of our outstanding common stock. The total aggregate number of shares to be repurchased pursuant to this agreement will be determined by reference to average stock prices, less a fixed discount, over the term of the agreement. The share repurchase agreement is expected to be completed no later than approximately nine months after execution. Under the ASB agreement, we received 826,617 shares of common stock during the first quarter 2013, and as of March 31, 2013, these shares are held as treasury stock and included in our Condensed Consolidated Balance Sheet. A total of approximately $40.8 million of the $50 million paid to the financial institution was used in the repurchase of these shares, which represent approximately 80% of the total shares expected to be repurchased under the agreement. We will receive any remaining shares upon the completion of the ASB agreement.
During the first quarter of 2013, we made total repurchases of 829,766 shares of our outstanding common stock, which included the shares repurchased through our ASB agreement and 3,149 shares of common stock repurchases made through open market transactions, at an average price of $49.41 per share. As of March 31, 2013, approximately $59 million of the authorized repurchase program remains, including $9.2 million already paid to the financial institution as part of the ASB agreement.
The following table provides information about share repurchases that we made during the three months ended March 31, 2013 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2013 to January 31, 2013	—	$—	—	$100,000
February 1, 2013 to February 28, 2013	—	$—	—	$100,000
March 1, 2013 to March 31, 2013	829,766	$49.41	829,766	$59,000
Total	829,766	$49.41	829,766

ITEM 6.	Exhibits
The exhibit index is located on page 33 of this Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: May 3, 2013	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: May 3, 2013	By	/s/ JOHNATHAN D. HUNTER
Johnathan D. Hunter
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)

CLEARWATER PAPER CORPORATION
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
4.1*
Indenture, dated as of January 23, 2013, by and among Clearwater Paper Corporation (the “Registrant”), the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 24, 2013 with the Securities and Exchange Commission (the “SEC”).

4.2*	Form of 4.500% Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed January 24, 2013 with the SEC.

4.3*
Registration Rights Agreement, dated as of January 23, 2013, by and among the Registrant, the Guarantors (as defined therein), Goldman Sachs & Co. and Merrill Lynch, Pierce Fenner & Smith Incorporated, as the initial purchasers, filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed January 24, 2013 with the SEC.

10.1*
Eighth Amendment to Loan and Security Agreement, dated as of January 17, 2013, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Registrant, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 24, 2013 with the SEC.

10.7*[1]
Employment Agreement between Linda K. Massman and the Company, dated effective January 1, 2013 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Commission on February 25, 2013).

10.7(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Restricted Stock Unit Agreement, dated as of January 1, 2013, with Linda K. Massman (incorporated by reference to Exhibit 10.7(i) to the Company's Annual Report on Form 10-K filed with the Commission on February 25, 2013).

10.21*[1]
Letter Agreement between Robert P. DeVleming and the Company, dated January 21, 2013  (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Commission on February 25, 2013).

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

1	Management contract or compensatory plan, contract or arrangement.

*	Incorporated by reference

**
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

***
In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.