Form 10-Q
period 2013-06-30
Clearwater Paper Corp
filed 2013-07-30
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of July 24, 2013 was 21,989,483.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$471,002	$473,572	$931,826	$931,370
Costs and expenses:
Cost of sales	(414,521)	(398,546)	(828,730)	(801,622)
Selling, general and administrative expenses	(26,767)	(30,529)	(60,899)	(59,603)
Total operating costs and expenses	(441,288)	(429,075)	(889,629)	(861,225)
Income from operations	29,714	44,497	42,197	70,145
Interest expense, net	(11,094)	(9,147)	(22,076)	(18,875)
Debt retirement costs	—	—	(17,058)	—
Earnings before income taxes	18,620	35,350	3,063	51,270
Income tax (provision) benefit	(6,962)	(13,861)	7,713	(26,055)
Net earnings	$11,658	$21,489	$10,776	$25,215
Net earnings per common share:
Basic	$0.52	$0.92	$0.48	$1.08
Diluted	0.52	0.91	0.47	1.07
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$11,658	$21,489	$10,776	$25,215
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Prior service credit arising during the period, net of tax of $303, $ -, $303 and $ -	466	—	466	—
Amortization of actuarial loss included in net periodic cost, net of tax of $1,217, $1,095, $2,923 and $2,381	1,872	1,684	4,496	3,662
Amortization of prior service cost (credit) included in net periodic cost, net of tax of $75, $(289), $(32) and $(403)	113	(444)	(50)	(620)
Other comprehensive income, net of tax	2,451	1,240	4,912	3,042
Comprehensive income	$14,109	$22,729	$15,688	$28,257
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$1,180	$12,579
Restricted cash	1,500	—
Short-term investments	80,000	20,000
Receivables, net	169,397	154,143
Taxes receivable	8,910	20,828
Inventories	251,334	231,466
Deferred tax assets	23,976	17,136
Prepaid expenses	10,159	12,314
Total current assets	546,456	468,466
Property, plant and equipment, net	868,365	877,377
Goodwill	229,533	229,533
Intangible assets, net	44,156	47,753
Other assets, net	10,398	10,327
TOTAL ASSETS	$1,698,908	$1,633,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$158,390	$165,596
Current liability for pensions and other postretirement employee benefits	9,137	9,137
Total current liabilities	167,527	174,733
Long-term debt	650,000	523,933
Liability for pensions and other postretirement employee benefits	196,581	204,163
Other long-term obligations	50,437	50,910
Accrued taxes	75,936	78,699
Deferred tax liabilities	60,774	60,124
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 23,934,427 and 23,840,683 shares issued	2	2
Additional paid-in capital	318,791	326,901
Retained earnings	370,460	359,684
Treasury stock, at cost, common shares-1,888,669 and 853,470 shares repurchased	(80,819)	(30,000)
Accumulated other comprehensive loss, net of tax	(110,781)	(115,693)
Total stockholders’ equity	497,653	540,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,698,908	$1,633,456
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$10,776	$25,215
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,404	39,278
Deferred tax (benefit) provision	(9,384)	12,780
Equity-based compensation expense	5,581	3,631
Employee benefit plans	5,098	4,040
Deferred issuance costs and discounts on long-term debt	4,017	1,121
Disposal of plant and equipment, net	—	1,501
Changes in working capital, net	(43,805)	22,621
Changes in taxes receivable, net	11,918	(3,813)
Excess tax benefits from equity-based payment arrangements	—	(5,793)
Changes in non-current accrued taxes, net	(2,763)	3,526
Funding of qualified pension plans	(4,633)	(15,525)
Other, net	(237)	(282)
Net cash provided by operating activities	21,972	88,300
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	(60,000)	35,001
Additions to plant and equipment	(31,413)	(100,919)
Proceeds from sale of assets	—	1,035
Net cash used for investing activities	(91,413)	(64,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—
Repayment of long-term debt	(150,000)	—
Purchase of treasury stock	(59,984)	(7,469)
Payments for long-term debt issuance costs	(4,779)	—
Payment of tax withholdings on equity-based payment arrangements	(2,195)	(12,965)
Excess tax benefits from equity-based payment arrangements	—	5,793
Net cash provided by (used for) financing activities	58,042	(14,641)
(Decrease) increase in cash	(11,399)	8,776
Cash at beginning of period	12,579	8,439
Cash at end of period	$1,180	$17,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$16,326	$16,454
Cash paid for income taxes	2,080	11,440
Cash received from income tax refunds	796	1,607
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Increase in accrued plant and equipment	$7,269	$2,284
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Condensed Notes to Consolidated Financial Statements
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
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown is occurring gradually as converting lines are being relocated and installed at our other facilities, with some operations at Thomaston continuing to run into the first quarter of 2014.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, the related Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2013 and 2012, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of June 30, 2013, substantially all restricted cash balances were classified as current and included in "Restricted cash" on our Consolidated Balance Sheet, compared to approximately $1.5 million of restricted cash classified as non-current and included in "Other assets, net" as of December 31, 2012.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of June 30, 2013 and December 31, 2012, we had allowances for doubtful accounts of $1.7 million and $1.6 million, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,442.8 million and $1,401.4 million at June 30, 2013 and December 31, 2012, respectively.
We did not capitalize interest for the three months and six months ended June 30, 2013. For the three months and six months ended June 30, 2012, we capitalized $2.8 million and $4.9 million, respectively, of interest expense associated with our through-air-dried, or TAD, tissue expansion project, which includes the construction of our new tissue manufacturing and converting facilities in Shelby, North Carolina, and upgrades to our tissue manufacturing facility in Las Vegas, Nevada.
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
On March 1, 2013, we entered into an accelerated share buyback, or ASB, agreement with a major financial institution to repurchase an aggregate of $50 million of our outstanding common stock. The total aggregate number of shares to be repurchased pursuant to this agreement will be determined by reference to average stock prices, less a fixed discount, over the term of the agreement. The share repurchase agreement is expected to be completed no later than approximately nine months after execution. Under the ASB agreement, we received 826,617 shares of common stock during the first quarter of 2013, and as of June 30, 2013, these shares are held as treasury stock and included in our Consolidated Balance Sheet. A total of approximately $40.8 million of the $50 million paid to the financial institution was used in the repurchase of these shares, which represent approximately 80% of the total shares expected to be repurchased under the agreement. We will receive any remaining shares upon the completion of the ASB agreement. For accounting purposes, the ASB agreement is considered a treasury stock purchase and a derivative contract indexed to our outstanding common shares for the future settlement provision. The derivative contract is accounted for as an equity instrument and does not require hedge or derivative accounting treatment.
We have also repurchased 208,582 shares of our outstanding common stock on the open market as of June 30, 2013, of which 205,433 shares were repurchased during the second quarter at an average price of $47.80 per share. As of June 30, 2013, approximately $49 million of the authorized repurchase program remains, including $9.2 million of the $50 million already paid to the financial institution as part of the ASB agreement. We account for share repurchases under the program as treasury stock and record the amounts paid to repurchase shares at cost as a component of stockholders' equity. We have not retired any treasury shares and may choose to reissue shares held in treasury stock in a future period.
DERIVATIVES
We had no activity during the three months and six months ended June 30, 2013 and 2012 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, from time to time we have used firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of June 30, 2013, these contracts covered approximately 13% of our expected average monthly natural gas requirements for the remainder of 2013, plus lesser amounts for 2014. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.
NOTE 2 Recently Adopted and New Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standard Update, or ASU, 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. This ASU requires an entity to present, either parenthetically on the face of the financial statements where net income is presented or in the notes to the financial statements, the effect of significant items reclassified in their entirety from accumulated other comprehensive income and identification of the respective line items effecting net income for instances when reclassification is required under GAAP. For items that are not required by GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures as required by GAAP. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We have adopted this ASU, which did not affect our Consolidated Financial Statements.

NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	June 30, 2013	December 31, 2012
Pulp, paperboard and tissue products	$172,515	$147,627
Materials and supplies	69,636	67,889
Logs, pulpwood, chips and sawdust	9,183	15,950
	$251,334	$231,466
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
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	June 30, 2013
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(14,235)	$39,722
Trade names and trademarks	10.0	5,300	(1,325)	3,975
Non-compete agreements	2.5 - 5.0	1,674	(1,215)	459
		$60,931	$(16,775)	$44,156

	December 31, 2012
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(11,237)	$42,720
Trade names and trademarks	10.0	5,300	(1,060)	4,240
Non-compete agreements	2.5 - 5.0	1,674	(881)	793
		$60,931	$(13,178)	$47,753
NOTE 5 Income Taxes
Consistent with authoritative guidance, our estimated annual effective tax rate is used to allocate our expected annual income tax provision to interim periods. The rate is the ratio of our estimated annual income tax provision to our estimated pre-tax ordinary income and excludes "discrete items," which are significant, unusual or infrequent items reported separately net of their related tax effect. The estimated annual effective tax rate is applied to the current interim period’s ordinary income to determine the income tax provision allocated to the interim period. The income tax effects of discrete items are then determined separately and recognized in the interim period in which the income or expense items arise.
Our estimated annual effective tax rate for the second quarter of 2013 was 38.1%, compared to 35.1% for the second quarter of 2012 due to reduced permanent tax benefits related to the domestic production activities deduction. We recorded income tax provision of $7.0 million for the three months ended June 30, 2013, and an income tax benefit of $7.7 million for the six months ended June 30, 2013, compared to tax provisions of $13.9 million and $26.1 million for the three and six months ended June 30, 2012, respectively. The actual effective tax rates for the three and six months ended June 30, 2013 were approximately 37.4% and (251.8)%, respectively, compared to rates of 39.2% and 50.8% for the same periods ending in 2012.

The net decrease to our tax provision and effective tax rate for the six months ended June 30, 2013 was primarily the result of a $9.8 million tax benefit related to our decision to reverse our conversion made in the first quarter of 2012 of certain gallons of fuel claimed as Cellulosic Biofuel Producer Credit, or CBPC, back to gallons claimed under the Alternative Fuel Mixture Tax Credit, or AFMTC. The gallons had been converted by us in 2010 to the CBPC and in 2012 were converted back to AFMTC.
The net discrete benefit for the six months ended June 30, 2013 of $9.0 million was comprised of a $5.6 million benefit relating to the conversion back to the CBPC and a resulting additional benefit of $4.2 million due to a decrease in our liabilities for uncertain tax positions. The remaining discrete provision of $0.8 million recorded in the six months ended June 30, 2013 was primarily an increase in interest accrued on uncertain tax positions.
The tax provision and effective tax rate for the six months ended June 30, 2012 were primarily the result of net discrete expense of $5.5 million resulting from our decision to convert certain gallons of alternative fuel originally claimed in 2009 under the AFMTC, which had been converted by us in 2010 to the CBPC, back to gallons under the AFMTC. The $5.5 million is comprised of $2.5 million relating to the conversion back to the AFMTC and a resulting additional $3.0 million increase in our liabilities for uncertain tax positions. The remaining discrete expense of $2.6 million recorded in the six months ended June 30, 2012 was primarily interest accrued on uncertain tax positions.
During the fourth quarter of 2012, the IRS commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. The audit is ongoing, with no defined conclusion date as of June 30, 2013.
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	June 30, 2013	December 31, 2012
Trade accounts payable	$79,662	$75,949
Accrued wages, salaries and employee benefits	36,072	42,491
Accrued interest	9,973	5,242
Accrued utilities	7,073	8,205
Accrued discounts and allowances	6,716	4,785
Accrued taxes other than income taxes payable	6,365	6,993
Accrued transportation	3,352	4,417
Other	9,177	17,514
	$158,390	$165,596
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
We had the option to redeem all or a portion of the 2009 Notes at any time prior to June 15, 2013 at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium and accrued and unpaid interest. On February 22, 2013, we exercised our option to redeem all of the 2009 Notes at a redemption price equal to approximately $166 million, which consisted of 100% of the principal amount, plus a $12.6 million “make whole” premium and accrued and unpaid interest of approximately $3.0 million. The make whole premium and a portion of the unpaid interest, as well as an unamortized discount and deferred issuance costs associated with the 2009 Notes, were recorded as components of the debt retirement costs totaling $17.1 million in the first quarter of 2013, as included in the accompanying Consolidated Statement of Operations. Proceeds to fund the redemption of the 2009 Notes were made available through the sale of $275 million aggregate principal amount of senior notes on January 23, 2013, which we refer to as the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $271 million after deducting offering expenses.
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
REVOLVING CREDIT FACILITY
On November 26, 2008, we entered into a $125 million senior secured revolving credit facility with certain financial institutions. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million. The revolving credit facility has been subsequently amended and expires on September 30, 2016.
As of June 30, 2013, there were no borrowings outstanding under the credit facility, but approximately $6.6 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of June 30, 2013, we would have been permitted to draw approximately $118.4 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of June 30, 2013, the fixed charge coverage ratio for the most recent four quarters was 3.7-to-1.0.

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
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	June 30, 2013	December 31, 2012
Long-term lease obligations, net of current portion	$25,046	$25,240
Director and other deferred compensation	12,313	9,939
Deferred proceeds	10,642	11,668
Other	2,436	4,063
	$50,437	$50,910
NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, at the balance sheet dates is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2012	$(874)	$(114,819)	$(115,693)
Other comprehensive income, net of tax[2]	—	4,912	4,912
Balance at June 30, 2013	$(874)	$(109,907)	$(110,781)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our Canadian subsidiary before its functional currency was changed from Canadian dollars to U.S. dollars in 2012.

[2]
Net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss includes $7.4 million of actuarial loss amortization and $0.7 million related to prior service credit, net of tax of $3.2 million. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended June 30,
(In thousands)	2013	2012	2013	2012
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$384	$642	$70	$145
Interest cost	3,329	3,684	1,047	1,274
Expected return on plan assets	(4,608)	(4,943)	—	—
Amortization of prior service cost (credit)	58	158	130	(891)
Amortization of actuarial loss (gains)	3,545	3,095	(456)	(316)
Curtailments	769	—	—	—
Net periodic cost	$3,477	$2,636	$791	$212

	Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$869	$1,242	$276	$347
Interest cost	6,688	7,347	2,365	2,907
Expected return on plan assets	(9,176)	(9,843)	—	—
Amortization of prior service cost (credit)	169	317	(251)	(1,340)
Amortization of actuarial loss	7,419	6,043	—	—
Curtailments	769	—	—	—
Net periodic cost	$6,738	$5,106	$2,390	$1,914
As discussed in the notes to our Consolidated Financial Statements in our 2012 Form 10-K, our company-sponsored defined benefit pension plans were underfunded by $78.7 million at December 31, 2012. As a result of being underfunded, we are required to make contributions to our qualified pension plans. During the six months ended June 30, 2013, we contributed $4.6 million to these pension plans. In July 2013 we contributed an additional $5.2 million and expect to contribute an additional $7 million in the remainder of 2013.
During the six months ended June 30, 2013, we made contributions of approximately $0.1 million to our company-sponsored non-qualified pension plan, and we estimate contributions will total approximately $0.3 million in 2013. We do not anticipate funding our OPEB plans in 2013 except to pay benefit costs as incurred during the year by plan participants.
During the three and six months ended June 30, 2013, $3.4 million and $7.5 million, respectively, of net periodic pension and OPEB costs were charged to cost of sales, and $0.8 million and $1.6 million, respectively, were charged to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations
During the second quarter of 2013, we recorded a curtailment loss of $0.8 million in net periodic cost, and a corresponding change in other comprehensive income, net of tax, due to the freezing of pension benefits for certain employees at our Lewiston, Idaho Pulp and Paperboard facility, effective June 30, 2013.
NOTE 11 Earnings per Common Share
Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method.
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic average common shares outstanding[1]	22,279,056	23,459,784	22,574,300	23,325,406
Incremental shares due to:
Restricted stock units	61,192	40,522	53,208	37,802
Performance shares	217,602	196,938	205,927	184,608
Diluted average common shares outstanding	22,557,850	23,697,244	22,833,435	23,547,816

Basic net earnings per common share	$0.52	$0.92	$0.48	$1.08
Diluted net earnings per common share	0.52	0.91	0.47	1.07

Anti-dilutive shares excluded from calculation	36,212	199,859	150,492	203,159

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.
We evaluated the derivative contracts associated with the ASB agreement discussed in Note 1, "Nature of Operations and Basis of Presentation," which could result in the issuance of shares to the engaged financial institution at the settlement date, and determined there was no impact on earnings per share for the three and six months ended June 30, 2013.

NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units and performance shares, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Restricted stock units	$489	$240	$864	$396
Performance shares	1,449	1,984	2,387	3,331
Total employee equity-based compensation	$1,938	$2,224	$3,251	$3,727
As provided for in the Clearwater Paper Corporation 2008 Stock Incentive Plan, the performance measure used to determine the number of performance shares ultimately issued is a comparison of the percentile ranking of our total stockholder return compared to the total stockholder return of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%. On December 31, 2012, the service and performance period for 138,226 outstanding performance shares granted in 2010 ended. Those performance shares were settled and distributed in the first quarter of 2013. The number of shares actually settled, as a percentage of the outstanding amount, was 101.4%. After adjusting for the related minimum tax withholdings, a net 93,744 shares were issued in the first quarter of 2013. The related minimum tax withholdings payment made in the first quarter of 2013 in connection with issued shares was $2.2 million. Subsequent to the first quarter of 2013, no performance shares or restricted stock units have fully vested, and no related minimum tax withholding payments have been made.
The following table summarizes the number of share-based awards granted under our 2008 Stock Incentive Plan during the six months ended June 30, 2013 and the grant-date fair value of the awards:

	Six Months Ended June 30, 2013
	Number of Awards	Average Fair Value of Award Per Share
Restricted stock units	71,452	$43.36
Performance shares	124,513	63.46
DIRECTOR AWARDS
Each year, our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded a benefit from director equity-based compensation of $1.1 million for the three months ended June 30, 2013, compared to equity-based compensation expense of $0.3 million for the same period in 2012. For the six months ended June 30, 2013 and 2012 we recorded director equity-based compensation expense of $2.3 million and a benefit from director equity-based compensation of $0.1 million, respectively. At June 30, 2013 and December 31, 2012, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on the accompanying Consolidated Balance Sheets were $11.4 million and $9.1 million, respectively.

NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, restricted cash and short-term investments (Level 1)	$82,711	$82,711	$34,079	$34,079
Long-term debt (Level 1)	650,000	663,500	523,933	572,625
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
NOTE 14 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Segment net sales:
Consumer Products	$289,708	$283,122	$574,610	$560,952
Pulp and Paperboard[1]	181,294	190,450	357,216	370,418
Total segment net sales	$471,002	$473,572	$931,826	$931,370

Operating income:
Consumer Products	$14,815	$25,696	$24,939	$51,967
Pulp and Paperboard[1]	24,772	32,001	42,325	43,659
	39,587	57,697	67,264	95,626
Corporate	(9,873)	(13,200)	(25,067)	(25,481)
Income from operations	$29,714	$44,497	$42,197	$70,145

Depreciation and amortization:
Consumer Products	$17,030	$13,252	$33,122	$26,417
Pulp and Paperboard	5,778	6,011	11,437	12,022
Corporate	445	467	845	839
Total depreciation and amortization	$23,253	$19,730	$45,404	$39,278

[1]
Results for Pulp and Paperboard for the six months ended June 30, 2012 include income and expenses associated with the November 2011 sale of the Lewiston, Idaho sawmill, the effects of which were immaterial in the aggregate.

NOTE 15 Supplemental Guarantor Financial Information
All of our 100% owned, domestic subsidiaries guarantee the 2013 Notes and the 2010 Notes on a joint and several basis. As of June 30, 2013, the 2013 Notes and 2010 Notes were not guaranteed by Interlake Acquisition Corporation Limited, a foreign subsidiary. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2013 Notes and 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$348,075	$120,636	$7,286	$(4,995)	$471,002
Cost and expenses:
Cost of sales	(295,589)	(117,418)	(6,509)	4,995	(414,521)
Selling, general and administrative expenses	(20,542)	(5,734)	(491)	—	(26,767)
Total operating costs and expenses	(316,131)	(123,152)	(7,000)	4,995	(441,288)
Income (loss) from operations	31,944	(2,516)	286	—	29,714
Interest expense, net	(11,094)	—	—	—	(11,094)
Earnings (loss) before income taxes	20,850	(2,516)	286	—	18,620
Income tax (provision) benefit	(9,187)	5,279	1	(3,055)	(6,962)
Equity in income of subsidiary	3,050	287	—	(3,337)	—
Net earnings	$14,713	$3,050	$287	$(6,392)	$11,658
Other comprehensive income, net of tax	2,451	—	—	—	2,451
Comprehensive income	$17,164	$3,050	$287	$(6,392)	$14,109
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$692,323	$235,352	$14,141	$(9,990)	$931,826
Cost and expenses:
Cost of sales	(597,940)	(228,075)	(12,705)	9,990	(828,730)
Selling, general and administrative expenses	(48,450)	(11,468)	(981)	—	(60,899)
Total operating costs and expenses	(646,390)	(239,543)	(13,686)	9,990	(889,629)
Income (loss) from operations	45,933	(4,191)	455	—	42,197
Interest expense, net	(22,076)	—	—	—	(22,076)
Debt retirement costs	(17,058)	—	—	—	(17,058)
Earnings (loss) before income taxes	6,799	(4,191)	455	—	3,063
Income tax benefit (provision)	5,155	6,492	(34)	(3,900)	7,713
Equity in income of subsidiary	2,722	421	—	(3,143)	—
Net earnings	$14,676	$2,722	$421	$(7,043)	$10,776
Other comprehensive income, net of tax	4,912	—	—	—	4,912
Comprehensive income	$19,588	$2,722	$421	$(7,043)	$15,688

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$345,498	$126,775	$6,293	$(4,994)	$473,572
Cost and expenses:
Cost of sales	(281,432)	(116,426)	(5,682)	4,994	(398,546)
Selling, general and administrative expenses	(24,472)	(5,566)	(491)	—	(30,529)
Total operating costs and expenses	(305,904)	(121,992)	(6,173)	4,994	(429,075)
Income from operations	39,594	4,783	120	—	44,497
Interest expense, net	(9,147)	—	—	—	(9,147)
Earnings before income taxes	30,447	4,783	120	—	35,350
Income tax provision	(7,266)	(3,378)	(309)	(2,908)	(13,861)
Equity in income (loss) of subsidiary	1,216	(189)	—	(1,027)	—
Net earnings	$24,397	$1,216	$(189)	$(3,935)	$21,489
Other comprehensive income, net of tax	1,240	—	—	—	1,240
Comprehensive income (loss)	$25,637	$1,216	$(189)	$(3,935)	$22,729

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$684,445	$243,609	$13,304	$(9,988)	$931,370
Cost and expenses:
Cost of sales	(576,942)	(222,729)	(11,939)	9,988	(801,622)
Selling, general and administrative expenses	(47,489)	(11,133)	(981)	—	(59,603)
Total operating costs and expenses	(624,431)	(233,862)	(12,920)	9,988	(861,225)
Income from operations	60,014	9,747	384	—	70,145
Interest expense, net	(18,875)	—	—	—	(18,875)
Earnings before income taxes	41,139	9,747	384	—	51,270
Income tax provision	(16,638)	(5,122)	(402)	(3,893)	(26,055)
Equity in (loss) income of subsidiary	4,607	(18)	—	(4,589)	—
Net earnings	$29,108	$4,607	$(18)	$(8,482)	$25,215
Other comprehensive income, net of tax	3,042	—	—	—	3,042
Comprehensive income (loss)	$32,150	$4,607	$(18)	$(8,482)	$28,257

Clearwater Paper Corporation
Consolidating Balance Sheet
At June 30, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$(684)	$1	$1,863	$—	$1,180
Restricted cash	1,500	—	—	—	1,500
Short-term investments	80,000	—	—	—	80,000
Receivables, net	119,875	44,394	5,384	(256)	169,397
Taxes receivable	11,442	995	121	(3,648)	8,910
Inventories	187,667	57,646	6,021	—	251,334
Deferred tax assets	15,035	9,193	—	(252)	23,976
Prepaid expenses	9,457	608	94	—	10,159
Total current assets	424,292	112,837	13,483	(4,156)	546,456
Property, plant and equipment, net	615,117	236,621	16,627	—	868,365
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	42,889	1,267	—	44,156
Intercompany receivable (payable)	67,023	(57,796)	(13,127)	3,900	—
Investment in subsidiary	252,153	10,476	—	(262,629)	—
Other assets, net	9,865	533	—	—	10,398
TOTAL ASSETS	$1,597,983	$345,560	$18,250	$(262,885)	$1,698,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$122,843	$30,418	$5,385	$(256)	$158,390
Current liability for pensions and other postretirement employee benefits	9,137	—	—	—	9,137
Total current liabilities	131,980	30,418	5,385	(256)	167,527
Long-term debt	650,000	—	—	—	650,000
Liability for pensions and other postretirement employee benefits	196,581	—	—	—	196,581
Other long-term obligations	50,215	222	—	—	50,437
Accrued taxes	73,842	1,781	313	—	75,936
Deferred tax liabilities (assets)	(2,288)	60,986	2,076	—	60,774
Accumulated other comprehensive loss, net of tax	(110,781)	—	—	—	(110,781)
Stockholders’ equity excluding accumulated other comprehensive loss	608,434	252,153	10,476	(262,629)	608,434
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,597,983	$345,560	$18,250	$(262,885)	$1,698,908

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$11,105	$5	$1,469	$—	$12,579
Short-term investments	20,000	—	—	—	20,000
Receivables, net	109,129	41,431	5,612	(2,029)	154,143
Taxes receivable	20,712	116	—	—	20,828
Inventories	163,422	63,476	4,568	—	231,466
Deferred tax assets	11,750	4,595	—	791	17,136
Prepaid expenses	11,441	708	165	—	12,314
Total current assets	347,559	110,331	11,814	(1,238)	468,466
Property, plant and equipment, net	618,076	242,818	16,483	—	877,377
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	46,379	1,374	—	47,753
Intercompany receivable (payable)	68,951	(56,153)	(12,007)	(791)	—
Investment in subsidiary	249,010	10,055	—	(259,065)	—
Other assets, net	9,948	379	—	—	10,327
TOTAL ASSETS	$1,523,077	$353,809	$17,664	$(261,094)	$1,633,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$132,360	$30,630	$4,635	$(2,029)	$165,596
Current liability for pensions and other postretirement employee benefits	9,137	—	—	—	9,137
Total current liabilities	141,497	30,630	4,635	(2,029)	174,733
Long-term debt	523,933	—	—	—	523,933
Liability for pensions and other postretirement employee benefits	204,163	—	—	—	204,163
Other long-term obligations	49,102	1,808	—	—	50,910
Accrued taxes	76,617	1,771	311	—	78,699
Deferred tax liabilities (assets)	(13,129)	70,590	2,663	—	60,124
Accumulated other comprehensive loss, net of tax	(115,693)	—	—	—	(115,693)
Stockholders’ equity excluding accumulated other comprehensive loss	656,587	249,010	10,055	(259,065)	656,587
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,523,077	$353,809	$17,664	$(261,094)	$1,633,456

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$14,676	$2,722	$421	$(7,043)	$10,776
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,153	17,144	1,107	—	45,404
Deferred tax provision (benefit)	4,362	(14,202)	(587)	1,043	(9,384)
Equity-based compensation expense	5,581	—	—	—	5,581
Employee benefit plans	5,098	—	—	—	5,098
Deferred issuance costs and discounts on long-term debt	4,017	—	—	—	4,017
Changes in working capital, net	(43,863)	392	(334)	—	(43,805)
Changes in taxes receivable, net	9,270	(879)	(121)	3,648	11,918
Changes in non-current accrued taxes, net	(2,775)	10	2	—	(2,763)
Funding of qualified pension plans	(4,633)	—	—	—	(4,633)
Other, net	(113)	(124)	—	—	(237)
Net cash provided by operating activities	18,773	5,063	488	(2,352)	21,972
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	(60,000)	—	—	—	(60,000)
Additions to plant and equipment	(23,934)	(6,267)	(1,212)	—	(31,413)
Net cash used for investing activities	(83,934)	(6,267)	(1,212)	—	(91,413)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(150,000)	—	—	—	(150,000)
Purchase of treasury stock	(59,984)	—	—	—	(59,984)
Investment (to) from parent	(4,670)	1,200	1,118	2,352	—
Payment of long-term debt issuance costs	(4,779)	—	—	—	(4,779)
Payment of tax withholdings on equity- based payment arrangements	(2,195)	—	—	—	(2,195)
Net cash provided by financing activities	53,372	1,200	1,118	2,352	58,042
(Decrease) increase in cash	(11,789)	(4)	394	—	(11,399)
Cash at beginning of period	11,105	5	1,469	—	12,579
Cash at end of period	$(684)	$1	$1,863	$—	$1,180

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$29,108	$4,607	$(18)	$(8,482)	$25,215
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	23,824	14,402	1,052	—	39,278
Deferred tax provision (benefit)	14,909	(2,145)	16	—	12,780
Equity-based compensation expense	3,631	—	—	—	3,631
Employee benefit plans	4,040	—	—	—	4,040
Deferred issuance costs and discounts on long-term debt	1,121	—	—	—	1,121
Disposal of plant and equipment, net	487	1,014	—	—	1,501
Changes in working capital, net	(6,820)	29,073	368	—	22,621
Changes in taxes receivable, net	(7,855)	6,856	28	(2,842)	(3,813)
Excess tax benefit from equity-based payment arrangements	(5,793)	—	—	—	(5,793)
Changes in non-current accrued taxes, net	4,028	59	(561)	—	3,526
Funding of qualified pension plans	(15,525)	—	—	—	(15,525)
Other, net	(138)	(144)	—	—	(282)
Net cash provided by operating activities	45,017	53,722	885	(11,324)	88,300
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	35,001	—	—	—	35,001
Additions to plant and equipment	(95,118)	(5,780)	(21)	—	(100,919)
Proceeds from sale of assets	—	1,035	—	—	1,035
Net cash used for investing activities	(60,117)	(4,745)	(21)	—	(64,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(7,469)	—	—	—	(7,469)
Investment from (to) parent	36,508	(44,568)	(3,264)	11,324	—
Payment of tax withholdings on equity- based payment arrangements	(12,965)	—	—	—	(12,965)
Excess tax benefit from equity-based payment arrangements	5,793	—	—	—	5,793
Net cash provided by (used for) financing activities	21,867	(44,568)	(3,264)	11,324	(14,641)
Increase (decrease) in cash	6,767	4,409	(2,400)	—	8,776
Cash at beginning of period	2,146	901	5,392	—	8,439
Cash at end of period	8,913	5,310	2,992	—	17,215

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our stock repurchase program and accelerated stock buyback program, the costs and benefits associated with the closure of our Thomaston, Georgia facility, future growth opportunities, future revenues, cash flows, capital expenditures, tax rates, operating costs, corporate expenses, timing and cost of major maintenance and repairs, manufacturing capability, liquidity, benefit plan funding levels, capitalized interest, interest expenses, and the tax treatment of the alternative fuels and cellulosic biofuels tax credits. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2012 Form 10-K, as well as the following:

•	customer acceptance and timing of purchases of our new through-air-dried, or TAD, products and capacity;

•	difficulties with the optimization and realization of the benefits expected from our new TAD paper machine and converting lines in Shelby, North Carolina;

•	the loss of business from a significant customer;

•	increased dependence on wood pulp;

•	changes in transportation costs and disruptions in transportation services;

•	manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

•	changes in the cost and availability of wood fiber and wood pulp;

•	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

•	changes in customer product preferences and competitors' product offerings;

•	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits;

•	environmental liabilities or expenditures;

•	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

•	increased supply and pricing pressures resulting from increasing Asian paper production capabilities;

•	changes in expenses and required contributions associated with our pension plans;

•	cyclical industry conditions;

•	reliance on a limited number of third-party suppliers for raw materials;

•	labor disruptions;

•	inability to successfully implement our expansion strategies;

•	inability to fund our debt obligations;

•	restrictions on our business from debt covenants and terms; and

•	changes in laws, regulations or industry standards affecting our business.
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
Recent Developments
Thomaston Closure
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown is occurring gradually as converting lines are being relocated and installed at our other facilities, with some operations at Thomaston continuing to run into the first quarter of 2014. We expect the total impact of exit related costs to be approximately $6 million to $7 million, of which approximately $5 million to $6 million is expected to be incurred in 2013. The exit costs are primarily attributable to the costs of relocating the converting lines and labor costs. The cost savings benefits resulting from the equipment relocation and converting facility optimization, which are part of our previously announced cost savings programs, are expected to be fully realized beginning in the fourth quarter of 2014. We have incurred $1.2 million of costs associated with this announcement to date, of which $1.0 million was incurred during the three months ended June 30, 2013.
Capital Allocation
On January 23, 2013, we issued $275 million aggregate principal amount of 4.5% senior notes, which we refer to as the 2013 Notes. Approximately $166 million of the net proceeds from the issuance was used to redeem all of our $150 million aggregate principal amount of 10.625% senior notes due 2016, which we refer to as the 2009 Notes.
In January 2013, we announced that our Board of Directors approved a common stock repurchase program authorizing the repurchase of up to $100 million of our common stock, to be funded by a portion of the proceeds from the issuance of the 2013 Notes. In connection with this program, on March 1, 2013, we entered into a $50 million accelerated stock buyback, or ASB, agreement with a major financial institution. See Note 1 to the Consolidated Financial Statements, under the subheading "Stockholders' Equity," for additional discussion of the ASB agreement.
We have also repurchased 208,582 shares of our outstanding common stock as of June 30, 2013 through open market transactions, of which 205,433 shares were repurchased at an average price of $47.80 per share during the second quarter. As of June 30, 2013, we have repurchased 1,035,199 total shares of our outstanding common stock, which includes repurchases made through both the ASB agreement and open market transactions. Approximately $49 million of the authorized repurchase program remains as of June 30, 2013, including $9.2 million of the $50 million already paid to the financial institution as part of the ASB agreement. We account for share repurchases under the program as treasury stock and record the amounts paid to repurchase shares at cost as a component of stockholders' equity. We have not retired any treasury shares and may choose to reissue shares held in treasury stock in a future period.

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

Operating costs
	Three Months Ended June 30,
(Dollars in thousands)	2013		2012
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$73,049	17.6%	$60,660	15.2%
Chemicals	48,644	11.7	46,994	11.8
Transportation[1]	45,814	11.1	41,813	10.5
Chips, sawdust and logs	35,656	8.6	43,572	11.0
Energy	31,453	7.6	26,348	6.6
Packaging supplies	26,206	6.3	21,180	5.3
Depreciation	20,792	5.0	17,313	4.3
Maintenance and repairs[2]	20,773	5.0	21,960	5.5
	$302,387	72.9%	$279,840	70.2%

1 Includes internal and external transportation costs.
2 Excluding related labor costs.

Operating costs
	Six Months Ended June 30,
(Dollars in thousands)	2013		2012
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$144,684	17.4%	$122,396	15.2%
Chemicals	96,091	11.6	92,864	11.6
Transportation[1]	91,259	11.0	83,511	10.4
Chips, sawdust and logs	72,754	8.8	83,920	10.5
Energy	63,306	7.6	53,355	6.7
Packaging supplies	50,475	6.1	43,337	5.4
Maintenance and repairs[2]	43,735	5.3	57,109	7.1
Depreciation	40,542	4.9	34,553	4.3
	$602,846	72.7%	$571,045	71.2%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our pulp and paperboard, from external suppliers. For the three and six months ended June 30, 2013, total purchased pulp costs were 17.6% and 17.4% of our cost of sales, respectively, representing 2.4 and 2.2 percentage point increases compared to the same periods in 2012. The increases in purchased pulp were due primarily to increased usage associated with the ramp up of our North Carolina TAD paper machine, as well as higher purchased pulp costs as a result of machine downtime taken at our Arkansas pulp and paperboard facility in the first quarter of 2013.
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

Our chemical costs increased $1.7 million and $3.2 million, respectively, for the three and six months ended June 30, 2013, compared to the same periods ending in 2012, due primarily to the first six months of full production on our North Carolina TAD paper machine, which resulted in higher chemical consumption. In addition, during the second quarter of 2013 chemical consumption increased at our Arkansas pulp and paperboard facility due to recovery boiler operational issues.
Transportation. Fuel prices largely impact transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for the three and six months ended June 30, 2013, compared to the same periods in 2012, were higher as a result of increased external shipments as well as lower first quarter inventory levels for our Consumer Products segment related to our TAD transition. The reduced inventory levels required multiple shifts in regional distributions for our tissue product lines, and as a result we incurred an overall increase of internal tons shipped.
Chips, sawdust and logs. We purchase chips, sawdust and logs used to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs decreased for chips, sawdust and logs for the three and six months ended June 30, 2013, both in dollars and as a percentage of cost of sales, compared to the same 2012 periods. The overall decline in the 2013 periods was primarily attributable to lower overall pricing at our Idaho pulp and paperboard facility and decreased usage at our Arkansas pulp and paperboard facility in the second quarter of 2013 due to recovery boiler operational issues, partially offset by higher overall pricing at our Arkansas facility due primarily to supply limitations caused by wet weather conditions in the region.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices have fluctuated widely over the past decade. We have taken steps, and intend to continue to take steps, to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. However, TAD tissue production involves greater natural gas usage than conventional tissue manufacturing and, as a result, we expect our natural gas requirements will increase as we ramp up our North Carolina TAD paper machine. Energy costs for the three and six months ended June 30, 2013 were higher than the prior year comparable periods due to the first full six months of production on our North Carolina TAD paper machine, as well as higher natural gas prices. To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of June 30, 2013, these contracts covered approximately 13% of our expected average monthly natural gas requirements for the remainder of 2013, plus lesser amounts for 2014. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to consumers. For the three and six months ended June 30, 2013, packaging costs were $5.0 million and $7.1 million higher, respectively, than the same periods in 2012 primarily due to higher retail case shipments and an increase in prices for poly wrapping and corrugated cardboard.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 months at our Idaho and Arkansas facilities, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the first quarter of 2013, we had four days of machine downtime costing $5.0 million, excluding labor, at our Arkansas facility, compared to major maintenance costs of $15.5 million incurred at our Idaho facility in the first quarter of 2012. There was no major maintenance in the second quarters of 2013 and 2012. During the third quarter of 2013, we expect to have 10 days of paper machine downtime for planned major maintenance at our Idaho facility. The total cost of this major maintenance is expected to be approximately $16.5 million, consisting of $13.0 million related to the paper machine maintenance repairs and $3.5 million of other outage related costs.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. Excluding $4.4 million and $6.3 million, respectively, of capital expenditures for our TAD tissue expansion project, we spent $12.5 million and $24.0 million on capital expenditures during the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, excluding $43.0 million and $82.6 million, respectively, of expenditures for our TAD project, we spent $10.0 million and $20.6 million on capital expenditures.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and six months ended June 30, 2013 was $3.5 million and $6.0 million higher than the 2012 comparable periods, respectively, due primarily to additional depreciation expense associated with our North Carolina TAD paper machine, which started up in December 2012.

Other. Other costs not mentioned in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced an increase in wage and benefit expenses in the first half of 2013, compared to the first half of 2012, due largely to the incremental costs associated with the startup of our North Carolina TAD facility, as well as higher overall employee costs.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the three months ended June 30, 2013 and 2012 were $26.8 million and $30.5 million, respectively. The lower expense for the second quarter of 2013 was primarily a result of a $1.1 million mark-to-market benefit in the second quarter of 2013, compared to a $0.3 million expense in the second quarter of 2012, related to our directors' common stock units, which will ultimately be settled in cash, as well as lower expense associated with profit-dependent accruals and lower legal expenses. During the third and fourth quarters of 2013, we expect our selling, general and administrative expenses to be approximately $29 million to $31 million per quarter.
Interest expense
Interest expense is mostly comprised of interest on the 2013 Notes and our $375 million aggregate principal amount of 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes. Interest expense also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. As a result of the issuance of the 2013 Notes at an interest rate significantly lower than that of our former 2009 Notes, which were redeemed in the first quarter of 2013 using a portion of the proceeds from the 2013 Notes, our interest expense is expected to decrease by approximately $3.6 million on an annual basis. However, this favorable change in interest expense associated with our notes will be more than offset by a decrease in capitalized interest, as no capitalized interest is expected in 2013 compared to total capitalized interest in 2012 of $12.6 million.
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
We are registered with the Internal Revenue Service, or IRS, as both an alternative fuel mixer and a producer of cellulosic biofuel. During 2009, we received refundable tax credit payments in connection with our use of an alternative fuel mixture, commonly referred to as "black liquor," to produce energy at our pulp mills. The amount of the refundable tax credit is equal to $0.50 per gallon of alternative fuel mixture used. The Alternative Fuel Mixture Tax Credit, or AFMTC, expired on December 31, 2009.
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
During the first quarter of 2013, we reversed our position and converted certain gallons claimed under the AFMTC back to gallons claimed under the CBPC. This reversal allowed us to recognize a net discrete benefit for the quarter of $9.8 million, which was primarily comprised of a $5.6 million benefit relating to the conversion back to the CBPC and a $4.2 million decrease to our liabilities for uncertain tax positions, partially offset by interest accrued on uncertain tax positions. As of June 30, 2013, we have no remaining CBPC carryforwards.
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
During the fourth quarter of 2012, the IRS commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. The audit is ongoing, with no defined conclusion date as of June 30, 2013.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended June 30,
(Dollars in thousands)	2013		2012
Net sales	$471,002	100.0%	$473,572	100.0%
Costs and expenses:
Cost of sales	(414,521)	88.0	(398,546)	84.2
Selling, general and administrative expenses	(26,767)	5.7	(30,529)	6.4
Total operating costs and expenses	(441,288)	93.7	(429,075)	90.6
Income from operations	29,714	6.3	44,497	9.4
Interest expense, net	(11,094)	2.4	(9,147)	1.9
Earnings before income taxes	18,620	4.0	35,350	7.5
Income tax provision	(6,962)	1.5	(13,861)	2.9
Net earnings	$11,658	2.5	$21,489	4.5
Net sales—Second quarter 2013 net sales decreased by $2.6 million, or 0.5%, compared to the second quarter of 2012, primarily due to decreases in both shipments and net selling prices of paperboard, partially offset by higher net sales for our consumer products due to both increased shipments and net selling prices for retail tissue. These items are discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 88.0% of net sales for the three months ended June 30, 2013 and 84.2% of net sales for the same period in 2012. The increase was primarily a result of $4.2 million in TAD transition costs incurred during the second quarter of 2013, $2.9 million of incremental costs associated with an electrical disruption and operational issues with maintenance and repairs performed on the recovery boiler at our Arkansas pulp and paperboard facility, and higher energy and employee costs.
Selling, general and administrative expenses—Selling, general and administrative expenses decreased $3.8 million primarily as a result of a $1.1 million mark-to-market benefit in the second quarter of 2013, compared to a $0.3 million expense in the second quarter of 2012, related to our directors' common stock units, as well as lower expense associated with profit-dependent accruals and lower legal expenses.
Interest expense—Interest expense increased $1.9 million during the three months ended June 30, 2013, compared to the same period of 2012. The increase was attributable to the lack of capitalized interest during the current year period, compared to $2.8 million of capitalized interest associated with our TAD tissue expansion project in the second quarter of 2012. The increase in interest expense was partially offset by the benefit of refinancing the 2009 Notes with proceeds from the issuance of the 2013 Notes, which carry a significantly lower interest rate.
Income tax provision—Our estimated annual effective tax rate for the second quarter of 2013 is 38.1%, compared with 35.1% for the second quarter of 2012. The higher estimated annual effective tax rate for 2013 is due to reduced permanent tax benefits related to our domestic production activities deduction. We recorded income tax provision of $7.0 million in the three months ended June 30, 2013, compared to $13.9 million in the three months ended June 30, 2012. The actual effective rate for the three months ended June 30, 2013 was 37.4%, compared to an actual rate of 39.2% for the same period in 2012. The lower actual rate was the result of the net impact of reporting discrete items, primarily relating to the return to provision true ups and interest accrued on uncertain tax positions in the reporting period.
During the second quarters of 2013 and 2012, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the effective tax rates for the three months ended June 30, 2013 would have been 37.1%, compared to an adjusted 41.5% in the second quarter of 2012. The following table details each of these items:

	Three Months Ended June 30,
(In thousands)	2013	2012
Income tax provision	$(6,962)	$(13,861)
Special items, tax impact:
Loss on sale of foam assets	—	(356)
Expense associated with Metso litigation	—	(336)
Directors' equity-based compensation expense (benefit)	435	(113)
Costs associated with announced Thomaston facility closure	(386)	—
Discrete tax items related to tax credit conversions	—	(4)
Adjusted income tax provision	$(6,913)	$(14,670)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2013	2012
Net sales	$289,708	$283,122
Operating income	14,815	25,696
Percent of net sales	5.1%	9.1%

Shipments (short tons)
Non-retail	57,012	60,481
Retail	75,045	72,497
Total tissue tons	132,057	132,978
Converted products cases (in thousands)	14,021	13,505
Sales price (per short ton)
Non-retail	$1,475	$1,486
Retail	2,740	2,665
Total tissue	$2,194	$2,129
Our Consumer Products segment net sales were up $6.6 million, or 2.3%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in net sales was primarily due to a 3.5% increase in shipments of higher-priced retail tissue products and a 2.8% increase in retail tissue net selling prices as a result of a higher proportion of TAD product sales. These favorable comparisons were partially offset by a 5.7% decline in non-retail tissue shipments.
Segment operating income for the three months ended June 30, 2013 decreased by $10.9 million compared to the same period in 2012 due primarily to TAD transition costs of $4.2 million, higher energy and depreciation costs associated with our North Carolina TAD paper machine, higher packaging costs and $1.0 million of costs associated with the announced closure of our Thomaston, Georgia facility. The TAD transition costs consisted primarily of increased transportation, manufacturing and outside purchased paper costs associated with the increased conventional tissue sales we took on to help offset the displacement of conventional tissue sales expected by the ramp up of our new Ultra TAD bathroom tissue product in 2013.
Pulp and Paperboard

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2013	2012
Net sales	$181,294	$190,450
Operating income	24,772	32,001
Percent of net sales	13.7%	16.8%

Paperboard shipments (short tons)	190,518	193,285
Paperboard sales price (per short ton)	$946	$975
Net sales for the Pulp and Paperboard segment decreased by $9.2 million, or 4.8%, in the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The decrease in net sales was primarily due to a 3.0% decrease in paperboard net selling prices and a 1.4% decrease in paperboard shipments. The lower selling prices were primarily due to competitive pressures across most product segments.
Operating income for the segment decreased $7.2 million during the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to the lower net sales, $2.9 million of incremental costs associated with an electrical disruption and operational issues with maintenance and repairs on the recovery boiler at our Arkansas pulp and paperboard facility, and increased employee and energy costs.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Six Months Ended June 30,
(Dollars in thousands)	2013		2012
Net sales	$931,826	100.0%	$931,370	100.0%
Costs and expenses:
Cost of sales	(828,730)	88.9	(801,622)	86.1
Selling, general and administrative expenses	(60,899)	6.5	(59,603)	6.4
Total operating costs and expenses	(889,629)	95.5	(861,225)	92.5
Income from operations	42,197	4.5	70,145	7.5
Interest expense, net	(22,076)	2.4	(18,875)	2.0
Debt retirement costs	(17,058)	1.8	—	—
Earnings before income taxes	3,063	0.3	51,270	5.5
Income tax benefit (provision)	7,713	0.8	(26,055)	2.8
Net earnings	$10,776	1.2	$25,215	2.7
Net sales—Net sales for the six months ended June 30, 2013 were consistent with the six months ended June 30, 2012. Higher overall tissue and paperboard shipments and slightly higher net selling prices from our Consumer Products segment in the first half of 2013 were offset by a 3.2% decrease in paperboard net selling prices. These items are discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 88.9% of net sales for the six months ended June 30, 2013 and 86.1% of net sales for the same period in 2012. The increase was primarily a result of $13.4 million in TAD transition costs incurred during the period ended June 30, 2013, $2.9 million of incremental costs associated with an electrical disruption and operational issues with maintenance and repairs on the recovery boiler at our Arkansas pulp and paperboard facility, and higher energy, employee and packaging costs. These unfavorable comparisons were partially offset by lower major maintenance costs of $5.0 million in the first half of 2013, compared to $15.5 million in the first half of 2012.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $1.3 million primarily due to a $2.3 million mark-to-market expense adjustment related to our directors' common stock units in the first half of 2013, compared to a $0.1 million benefit in the first half of 2012, as well as higher bad debt expense. These unfavorable comparisons were partially offset by lower legal and profit-dependent accruals related expenses in the first half of 2013.
Interest expense—Interest expense increased $3.2 million during the six months ended June 30, 2013, compared to the same period of 2012. The increase was largely attributable to the lack of capitalized interest during the current year period, compared to $4.9 million of capitalized interest associated with our TAD tissue expansion project in the first half of 2012. The increase in interest expense was partially offset by the benefit of refinancing the 2009 Notes with proceeds from the issuance of the 2013 Notes, which carry a significantly lower interest rate.
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

Income tax provision—Our effective tax rates were (251.8)% and 50.8% for the six months ended June 30, 2013 and 2012, respectively. The net decrease to our effective tax rate in the six months ended June 30, 2013, was primarily the result of $9.8 million in tax benefit related to our decision to reverse our 2012 conversion of certain gallons of fuel claimed as Cellulosic Biofuel Producer Credit, or CBPC, back to gallons claimed under the Alternative Fuel Mixture Tax Credit, or AFMTC. The gallons had been converted by us in 2010 to the Cellulosic Biofuel Producer Credit and in 2012 converted back to AFMTC. The net increase to our effective tax rate in the six months ended June 30, 2012, was primarily the result of net discrete expense of $5.5 million resulting from our decision to convert certain gallons of alternative fuel originally claimed in 2009 under the AFMTC, which had been converted by us in 2010 to the CBPC, back to gallons under the AFMTC.
Excluding these items, the effective tax rate for the six months ended June 30, 2013, would have been 314.3% compared to 42.0% for the six months ended June 30, 2012. The following table details each of these items:

	Six Months Ended June 30,
(In thousands)	2013	2012
Income tax benefit (provision)	$7,713	$(26,055)
Special items, tax impact:
Loss on sale of foam assets	—	(356)
Expense associated with Metso litigation	—	(679)
Debt retirement costs	(6,277)	—
Directors' equity-based compensation (benefit) expense	(843)	31
Costs associated with announced Thomaston facility closure	(453)	—
Discrete tax items related to tax credit conversions	(9,766)	5,524
Adjusted income tax (provision)	$(9,626)	$(21,535)

Discussion of Business Segments
Consumer Products

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2013	2012
Net sales	$574,610	$560,952
Operating income	24,939	51,967
Percent of net sales	4.3%	9.3%

Shipments (short tons)
Non-retail	112,247	113,824
Retail	152,406	147,922
Total tissue tons	264,653	261,746
Converted products cases (in thousands)	27,802	26,622
Sales price (per short ton)
Non-retail	$1,454	$1,479
Retail	2,699	2,655
Total tissue	$2,171	$2,143
Our Consumer Products segment reported an increase in net sales of $13.7 million, or 2.4%, for the six months ended June 30, 2013, compared to the same period in 2012. The higher net sales were due to increases in retail tissue shipments and net selling prices of 3.0% and 1.7%, respectively, partially offset by decreases in non-retail tissue net selling prices and shipments of 1.7% and 1.4%, respectively.
Segment operating income for the six months ended June 30, 2013 decreased by $27.0 million compared to the same period in 2012, primarily driven by TAD transition costs of $13.4 million, higher energy, depreciation and employee costs associated with our North Carolina TAD paper machine, higher packaging costs and $1.2 million of costs associated with the announced closure of our Thomaston, Georgia facility. The TAD transition costs consisted primarily of increased transportation, manufacturing and outside purchased paper costs associated with the increased conventional tissue sales we took on to help offset the displacement of conventional tissue sales expected by the ramp up of our new Ultra TAD bathroom tissue product in 2013.
Pulp and Paperboard

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2013	2012
Net sales	$357,216	$370,418
Operating income	42,325	43,659
Percent of net sales	11.8%	11.8%

Paperboard shipments (short tons)	376,868	375,483
Paperboard sales price (per short ton)	$940	$971
Net sales for the Pulp and Paperboard segment decreased by $13.2 million, or 3.6%, for the six months ended June 30, 2013, compared to the same period ended June 30, 2012. The decrease was primarily due to a 3.2% decline in paperboard pricing caused by competitive pressures across most product segments. The lower pricing was partially offset by a slight increase in paperboard shipments.
Operating income for the segment decreased $1.3 million during the six months ended June 30, 2013, compared to the same period in 2012. The lower operating income was primarily due to the lower net sales, $2.9 million of incremental costs associated with an electrical disruption and operational issues with maintenance and repairs on the recovery boiler at our Arkansas pulp and paperboard facility, and higher employee and energy costs. These unfavorable comparisons were partially offset by lower major maintenance costs of $5.0 million in the first half of 2013, compared to $15.5 million in the first half of 2012.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Net earnings	$11,658	$21,489	$10,776	$25,215
Interest expense, net[1]	11,094	9,147	39,134	18,875
Income tax provision (benefit)	6,962	13,861	(7,713)	26,055
Depreciation and amortization expense	23,253	19,730	45,404	39,278
EBITDA	$52,967	$64,227	$87,601	$109,423
Directors' equity-based compensation (benefit) expense	(1,141)	322	2,331	(95)
Costs associated with announced Thomaston facility closure	1,013	—	1,196	—
Expense associated with Metso litigation	—	958	—	1,948
Loss on sale of foam assets	—	1,014	—	1,014
Adjusted EBITDA	$52,839	$66,521	$91,128	$112,290

[1]	Interest expense, net for the six months ended June 30, 2013 includes debt retirement costs of $17.1 million.
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the six months ended June 30, 2013 and 2012:

(In thousands)	2013	2012
Net cash provided by operating activities	$21,972	$88,300
Net cash used for investing activities	(91,413)	(64,883)
Net cash provided by (used for) financing activities	58,042	(14,641)
Cash Flows Summary
Net cash provided by operating activities for the six months ended June 30, 2013 decreased by $66.3 million compared to the same period in 2012. The decrease in cash provided by operating activities for the 2013 period was due primarily to $43.8 million of cash used in working capital, compared to $22.6 million of cash generated from working capital in the same period of 2012. The cash used in working capital was driven primarily by a build-up in inventory to support our TAD tissue program, increased accounts receivable due primarily to the timing of sales, and decreased accounts payable and accrued liabilities related to lower accrued taxes and profit-dependent accruals, partially offset by higher accrued interest due to the timing of interest payments on our debt. Cash provided by operating activities was also impacted by lower net earnings after adjusting for non-cash items. Included in net earnings for the first half of 2013 was approximately $14 million of cash debt retirement costs associated with the retirement of our 2009 Notes. The decreases were partially offset by a $10.9 million decrease in contributions to our qualified pension plans in the first half of 2013 compared to the same period in 2012.

The increase in cash used for investing activities was largely due to a $60.0 million conversion of excess cash proceeds from the issuance of the 2013 Notes into short-term investments, as compared to a $35.0 million conversion of short-term investments into cash during the first half of 2012. This increase was partially offset by a $69.5 million decrease in capital spending for plant and equipment during the first half of 2013 compared to the first half of 2012. The lower capital spending was due to the substantial completion of our North Carolina TAD tissue facility in the fourth quarter of 2012.
Net cash provided by financing activities was $58.0 million for the six months ended June 30, 2013, compared with $14.6 million of cash used for financing activities for the same period in 2012. Cash provided by financing activities during the first six months of 2013 was primarily driven by the issuance of the 2013 Notes, partially offset by the retirement of the 2009 Notes and $60 million associated with repurchases of our outstanding common stock pursuant to our $100 million stock repurchase program, which is expected to be completed by the end of 2013.
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
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of June 30, 2013, our short-term investments were not restricted and were largely invested in demand deposits.
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
Credit Arrangements
As of June 30, 2013, there were no borrowings outstanding under our credit facility, but approximately $6.6 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greatest of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for our most recent four quarters. As of June 30, 2013, we would have been permitted to draw approximately $118.4 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
CONTRACTUAL OBLIGATIONS
Due to the issuance of the 2013 Notes and the redemption of the 2009 Notes in the first quarter of 2013, the following table reflects our revised contractual obligations associated with our long-term debt as of June 30, 2013:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$650,000	$—	$—	$—	$650,000
Interest on long-term debt	271,014	39,403	78,188	78,188	75,235
As of June 30, 2013, there have been no additional significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
As of June 30, 2013, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of June 30, 2013, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we have from time-to-time partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of June 30, 2013, these contracts covered approximately 13% of our expected average monthly natural gas requirements for the remainder of 2013, plus lesser amounts for 2014.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks
Due to the issuance of the 2013 Notes and the redemption of the 2009 Notes in the first quarter of 2013, the following table reflects our revised quantitative information about market risks as of June 30, 2013:

	Expected Maturity Date
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$650,000	$650,000
Average interest rate	—%	—%	—%	—%	—%	6.01%	6.01%
Fair value at June 30, 2013							$663,500
As of June 30, 2013, there have been no other significant changes to our quantitative information about market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2013. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
Changes in Internal Controls
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.
Legal Proceedings
On August 13, 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations. On March 19, 2013, the parties entered into a new agreement to toll the statute of limitations. The tolling period commenced as of September 14, 2012 and expires on October 31, 2013, unless further extended by the parties. On July 19, 2013, the EPA issued to us an additional information request. Discussions with the DOJ and EPA are ongoing.
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
On March 1, 2013, we entered into an accelerated share buyback, or ASB, agreement with a major financial institution to repurchase an aggregate of $50 million of our outstanding common stock. The total aggregate number of shares to be repurchased pursuant to this agreement will be determined by reference to average stock prices, less a fixed discount, over the term of the agreement. The share repurchase agreement is expected to be completed no later than approximately nine months after execution. Under the ASB agreement, we received 826,617 shares of common stock during the first quarter of 2013, and as of June 30, 2013, these shares are held as treasury stock and included in our Consolidated Balance Sheet. A total of approximately $40.8 million of the $50 million paid to the financial institution was used in the repurchase of these shares, which represents approximately 80% of the total shares expected to be repurchased under the ASB agreement. We will receive any remaining shares upon the completion of the ASB agreement.
During the second quarter of 2013, we made total repurchases of 205,433 shares of our outstanding common stock at an average price of $47.80 per share. As of June 30, 2013, approximately $49 million of the authorized repurchase program remains, including $9.2 million of the $50 million already paid to the financial institution as part of the ASB agreement.
The following table provides information about share repurchases that we made during the three months ended June 30, 2013 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2013 to April 30, 2013	60,971	$49.04	60,971	$56,010
May 1, 2013 to May 31, 2013	87,152	$46.79	87,152	$51,932
June 1, 2013 to June 30, 2013	57,310	$47.99	57,310	$49,182
Total	205,433	$47.80	205,433

ITEM 6.
Exhibits
The exhibit index is located on page 38 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: July 30, 2013	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: July 30, 2013	By	/s/ JOHNATHAN D. HUNTER
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