Form 10-Q
period 2013-09-30
Clearwater Paper Corp
filed 2013-10-31
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of October 25, 2013 was 21,059,758.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$487,845	$480,233	$1,419,671	$1,411,603
Costs and expenses:
Cost of sales	(441,237)	(409,822)	(1,269,967)	(1,211,444)
Selling, general and administrative expenses	(27,766)	(30,649)	(88,665)	(90,252)
Total operating costs and expenses	(469,003)	(440,471)	(1,358,632)	(1,301,696)
Income from operations	18,842	39,762	61,039	109,907
Interest expense, net	(10,708)	(7,900)	(32,784)	(26,775)
Debt retirement costs	—	—	(17,058)	—
Earnings before income taxes	8,134	31,862	11,197	83,132
Income tax benefit (provision)	5,183	(12,798)	12,896	(38,853)
Net earnings	$13,317	$19,064	$24,093	$44,279
Net earnings per common share:
Basic	$0.60	$0.82	$1.08	$1.90
Diluted	0.60	0.80	1.07	1.87
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$13,317	$19,064	$24,093	$44,279
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Curtailments, net of tax of $ -, $ -, $303 and $ -	—	—	466	—
Amortization of actuarial loss included in net periodic cost, net of tax of $1,462, $1,190, $4,385 and $3,571	2,249	1,831	6,745	5,493
Amortization of prior service credit included in net periodic cost, net of tax of $(17), $(202), $(49) and $(605)	(25)	(310)	(75)	(930)
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	53	—	53	—
Other comprehensive income, net of tax	2,277	1,521	7,189	4,563
Comprehensive income	$15,594	$20,585	$31,282	$48,842
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$20,929	$12,579
Restricted cash	1,500	—
Short-term investments	89,000	20,000
Receivables, net	168,519	154,143
Taxes receivable	8,380	20,828
Inventories	253,440	231,466
Deferred tax assets	28,356	17,136
Prepaid expenses	8,210	12,314
Total current assets	578,334	468,466
Property, plant and equipment, net	872,762	877,377
Goodwill	229,533	229,533
Intangible assets, net	42,467	47,753
Other assets, net	10,255	10,327
TOTAL ASSETS	$1,733,351	$1,633,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$204,081	$165,596
Current liability for pensions and other postretirement employee benefits	9,137	9,137
Total current liabilities	213,218	174,733
Long-term debt	650,000	523,933
Liability for pensions and other postretirement employee benefits	187,410	204,163
Other long-term obligations	51,021	50,910
Accrued taxes	68,164	78,699
Deferred tax liabilities	66,253	60,124
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-23,983,398 and 23,840,683 shares issued	2	2
Additional paid-in capital	327,793	326,901
Retained earnings	383,777	359,684
Treasury stock, at cost, common shares-2,428,880 and 853,470 shares repurchased	(105,783)	(30,000)
Accumulated other comprehensive loss, net of tax	(108,504)	(115,693)
Total stockholders’ equity	497,285	540,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,733,351	$1,633,456
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$24,093	$44,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	67,584	58,477
Deferred tax (benefit) provision	(9,678)	13,257
Equity-based compensation expense	7,758	7,681
Employee benefit plans	7,801	6,697
Deferred issuance costs and discounts on long-term debt	4,490	1,508
Disposal of plant and equipment, net	35	1,501
Changes in working capital, net	47	51,434
Changes in taxes receivable, net	12,448	(1,918)
Excess tax benefits from equity-based payment arrangements	—	(9,193)
Changes in non-current accrued taxes, net	(10,535)	4,161
Funding of qualified pension plans	(12,611)	(17,625)
Other, net	108	324
Net cash provided by operating activities	91,540	160,583
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	(69,000)	18,001
Additions to plant and equipment	(54,400)	(155,365)
Proceeds from sale of assets	—	1,035
Net cash used for investing activities	(123,400)	(136,329)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—
Repayment of long-term debt	(150,000)	—
Purchase of treasury stock	(75,783)	(9,355)
Payments for long-term debt issuance costs	(4,834)	(2)
Payment of tax withholdings on equity-based payment arrangements	(4,173)	(12,965)
Excess tax benefits from equity-based payment arrangements	—	9,193
Net cash provided by (used for) financing activities	40,210	(13,129)
Increase in cash	8,350	11,125
Cash at beginning of period	12,579	8,439
Cash at end of period	$20,929	$19,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$22,788	$12,366
Cash paid for income taxes	2,400	17,740
Cash received from income tax refunds	820	1,607
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Increase in accrued plant and equipment	$8,239	$3,258
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
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown is occurring gradually as converting lines are being relocated and installed at our other facilities, with all operations at Thomaston expected to cease by the end of 2013. As of September 30, 2013,we have incurred $2.9 million of costs associated with the closure, of which $1.7 million was incurred during the third quarter of 2013.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, the related Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of September 30, 2013, substantially all restricted cash balances were classified as current and included in "Restricted cash" on our Consolidated Balance Sheet, compared to approximately $1.5 million of restricted cash classified as non-current and included in "Other assets, net" as of December 31, 2012.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of September 30, 2013 and December 31, 2012, we had allowances for doubtful accounts of $1.7 million and $1.6 million, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,461.6 million and $1,401.4 million at September 30, 2013 and December 31, 2012, respectively.
We did not capitalize interest for the three months and nine months ended September 30, 2013. For the three months and nine months ended September 30, 2012, we capitalized $4.1 million and $9.0 million, respectively, of interest expense associated with our through-air-dried, or TAD, tissue expansion project, which includes the construction of our new tissue manufacturing and converting facilities in Shelby, North Carolina, and upgrades to our tissue manufacturing facility in Las Vegas, Nevada.
STOCKHOLDERS’ EQUITY
On January 17, 2013, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchases were authorized to be carried out by the utilization of a number of different methods, including but not limited to, open market purchases, accelerated buybacks and negotiated block purchases, and were completed in 2013.
On March 1, 2013, we entered into an accelerated stock buyback, or ASB, agreement with a major financial institution to repurchase an aggregate of $50.0 million of our outstanding common stock. The total aggregate number of shares repurchased pursuant to this agreement was determined by reference to our average stock prices, less a fixed discount, over the term of the agreement. During the first quarter of 2013, we received 826,617 shares of common stock, which was 80% of the total shares expected to be repurchased under the ASB agreement, and represented a total of approximately $40.8 million of the $50.0 million paid to the financial institution. During the third quarter of 2013, the ASB agreement was completed and we received an additional 212,896 shares of our outstanding common stock, which represented the remaining proceeds paid to the financial institution. In total, 1,039,513 shares of our outstanding common stock were delivered under the ASB agreement at an average repurchase price of $48.10 per share.
We have also repurchased 535,897 shares of our outstanding common stock on the open market as of September 30, 2013, of which 327,315 shares were repurchased during the third quarter at an average price of $48.27 per share. As of September 30, 2013, $24.2 million of the authorized repurchase program remained. In October 2013, we repurchased an additional 494,760 shares of our outstanding common stock on the open market at an average price of $48.95 per share, which completed the remaining balance of our authorized stock repurchase program. We account for share repurchases under the program as treasury stock and record the amounts paid to repurchase shares at cost as a component of stockholders' equity. We have not retired any treasury shares and may choose to reissue shares held in treasury stock in a future period.
DERIVATIVES
We had no activity during the three months and nine months ended September 30, 2013 and 2012 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, from time to time we have used firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of September 30, 2013, these contracts covered approximately 33% of our expected average monthly natural gas requirements for the remainder of 2013, plus lesser amounts for 2014. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.
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

NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	September 30, 2013	December 31, 2012
Pulp, paperboard and tissue products	$167,154	$147,627
Materials and supplies	68,769	67,889
Logs, pulpwood, chips and sawdust	17,517	15,950
	$253,440	$231,466
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
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	September 30, 2013
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(15,734)	$38,223
Trade names and trademarks	10.0	5,300	(1,457)	3,843
Non-compete agreements	2.5 - 5.0	1,674	(1,273)	401
		$60,931	$(18,464)	$42,467

	December 31, 2012
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(11,237)	$42,720
Trade names and trademarks	10.0	5,300	(1,060)	4,240
Non-compete agreements	2.5 - 5.0	1,674	(881)	793
		$60,931	$(13,178)	$47,753

NOTE 5 Income Taxes
Consistent with authoritative guidance, our estimated annual effective tax rate is used to allocate our expected annual income tax provision to interim periods. The rate is the ratio of our estimated annual income tax provision to our estimated pre-tax ordinary income, and excludes "discrete items," which are significant, unusual or infrequent items reported separately net of their related tax effect. The estimated annual effective tax rate is applied to the current interim period’s ordinary income to determine the income tax provision allocated to the interim period. The income tax effects of discrete items are then determined separately and recognized in the interim period in which the income or expense items arise.
For the three and nine months ended September 30, 2013 and 2012, the effective tax rates attributable to continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	1.5	3.6	1.5	3.6
Change in valuation allowances	3.5	—	3.5	—
Federal manufacturing deduction	—	(3.0)	—	(3.0)
Settlement of uncertain tax positions	(57.3)	—	(41.6)	—
Interest accrued on uncertain tax positions	8.4	1.2	13.9	1.7
Cellulosic Biofuel Producer Credit conversion	0.2	—	(36.8)	3.7
Additional Cellulosic Biofuel Producer Credits	(43.0)	3.2	(81.5)	4.1
State rate adjustment	(10.5)	—	(8.1)	—
Return to provision adjustments	(0.5)	0.5	(3.9)	1.7
Other	(1.0)	(0.3)	2.8	(0.1)
Effective tax rate	(63.7)%	40.2%	(115.2)%	46.7%
Our estimated annual effective tax rate for the third quarter of 2013 is approximately 39%, compared with approximately 35% for the comparable interim period in 2012. The increase is due to a reduction of the domestic production activities deduction resulting from our election to adopt tax bonus depreciation in 2013 and an increase in the relative weighting of the other permanent items in relation to forecasted book income.
During the fourth quarter of 2012, the IRS commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. The audit is ongoing, with no defined conclusion date as of September 30, 2013. As part of this process, we identified additional gallons that qualify for the Cellulosic Biofuel Producer Credit that were previously unaccounted for. During the third quarter of 2013, we recognized the benefit related to these gallons, resulting in a favorable adjustment. Also during the quarter, we closed a number of state income tax audits. Based upon the results of those audits, we have released a portion of the reserve for uncertain tax positions relating to certain state tax credits, which resulted in a benefit to income taxes.
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	September 30, 2013	December 31, 2012
Trade accounts payable	$111,898	$75,949
Accrued wages, salaries and employee benefits	39,184	42,491
Accrued interest	13,250	5,242
Accrued taxes other than income taxes payable	9,307	6,993
Accrued utilities	6,839	8,205
Accrued discounts and allowances	6,838	4,785
Accrued transportation	3,011	4,417
Other	13,754	17,514
	$204,081	$165,596

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
The 2013 Notes are guaranteed by all of our direct and indirect domestic subsidiaries. The 2013 Notes will also be guaranteed by each of our future direct and indirect domestic subsidiaries that we do not designate as an unrestricted subsidiary under the indenture governing the 2013 Notes. The 2013 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2013 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.
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
As of September 30, 2013, there were no borrowings outstanding under the credit facility, but approximately $6.6 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of September 30, 2013, we would have been permitted to draw approximately $118.4 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of September 30, 2013, the fixed charge coverage ratio for the most recent four quarters was 2.6-to-1.0.
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
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	September 30, 2013	December 31, 2012
Long-term lease obligations, net of current portion	$24,959	$25,240
Director and other deferred compensation	12,731	9,939
Deferred proceeds	10,712	11,668
Other	2,619	4,063
	$51,021	$50,910
NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, at the balance sheet dates is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2012	$(874)	$(114,819)	$(115,693)
Other comprehensive income, net of tax[2]	—	7,189	7,189
Balance at September 30, 2013	$(874)	$(107,630)	$(108,504)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our Canadian subsidiary before its functional currency was changed from Canadian dollars to U.S. dollars in 2012.

[2]
Net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss includes $11.1 million of actuarial loss amortization, $0.8 million of curtailments, $0.1 million of deferred tax amortization related to actuarial gains and $0.1 million related to prior service credit, net of tax of $4.6 million. These accumulated other comprehensive loss components, with the exception of the deferred tax amortization related to actuarial gains, are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended September 30,
(In thousands)	2013	2012	2013	2012
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$435	$622	$138	$173
Interest cost	3,343	3,673	1,182	1,454
Expected return on plan assets	(4,588)	(4,921)	—	—
Amortization of prior service cost (credit)	83	158	(125)	(670)
Amortization of actuarial loss	3,711	3,021	—	—
Net periodic cost	$2,984	$2,553	$1,195	$957

	Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$1,304	$1,864	$414	$520
Interest cost	10,031	11,020	3,547	4,361
Expected return on plan assets	(13,764)	(14,764)	—	—
Amortization of prior service cost (credit)	252	475	(376)	(2,010)
Amortization of actuarial loss	11,130	9,064	—	—
Curtailments	769	—	—	—
Net periodic cost	$9,722	$7,659	$3,585	$2,871
As discussed in the notes to our Consolidated Financial Statements in our 2012 Form 10-K, our company-sponsored defined benefit pension plans were underfunded by $78.7 million at December 31, 2012. As a result of being underfunded, we are required to make contributions to our qualified pension plans. During the nine months ended September 30, 2013, we contributed $12.6 million to these pension plans. In October 2013, we contributed an additional $2.4 million and we expect to contribute an additional $1.9 million in the remainder of 2013.
During the nine months ended September 30, 2013, we made contributions of approximately $0.2 million to our company-sponsored non-qualified pension plan, and we estimate contributions will total approximately $0.3 million in 2013. We do not anticipate funding our OPEB plans in 2013 except to pay benefit costs as incurred during the year by plan participants.
During the three and nine months ended September 30, 2013, $3.4 million and $10.9 million, respectively, of net periodic pension and OPEB costs were charged to cost of sales, and $0.8 million and $2.4 million, respectively, were charged to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations
During the second quarter of 2013, we recorded a curtailment loss of $0.8 million in net periodic cost, and a corresponding change in other comprehensive income, net of tax, due to the freezing of pension benefits for certain employees at our Lewiston, Idaho pulp and paperboard facility, effective June 30, 2013.

NOTE 11 Earnings per Common Share
Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method.
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic average common shares outstanding[1]	22,026,879	23,360,967	22,388,930	23,337,323
Incremental shares due to:
Restricted stock units	69,902	51,230	61,956	43,580
Performance shares	131,092	287,491	114,369	264,021
Diluted average common shares outstanding	22,227,873	23,699,688	22,565,255	23,644,924

Basic net earnings per common share	$0.60	$0.82	$1.08	$1.90
Diluted net earnings per common share	0.60	0.80	1.07	1.87

Anti-dilutive shares excluded from calculation	1,434	29,382	106,265	132,273

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units and performance shares, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Restricted stock units	$462	$297	$1,326	$693
Performance shares	1,354	1,953	3,741	5,284
Total employee equity-based compensation	$1,816	$2,250	$5,067	$5,977
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
During the third quarter of 2013, we distributed a portion of restricted stock units related to certain executive compensation that was deferred in 2012 to preserve tax deductibility for certain compensation that was above the Internal Revenue Code section 162(m) threshold. After adjusting for minimum tax withholdings of the deferred shares, a net 48,971 shares were distributed during the third quarter of 2013. The minimum tax withholdings payment made in 2013 in connection with the issued shares was $2.0 million.

The following table summarizes the number of share-based awards granted under our 2008 Stock Incentive Plan during the nine months ended September 30, 2013 and the grant-date fair value of the awards:

	Nine Months Ended
	September 30, 2013
	Number of Awards	Average Fair Value of Award Per Share
Restricted stock units	72,702	$43.44
Performance shares	124,513	63.46
DIRECTOR AWARDS
Each year, our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation expense of $0.4 million and $2.7 million for the three and nine months ended September 30, 2013, respectively, compared to equity-based compensation expense of $1.8 million and $1.7 million, for the same periods in 2012. At September 30, 2013 and December 31, 2012, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on the accompanying Consolidated Balance Sheets were $11.8 million and $9.1 million, respectively.
NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	September 30,		December 31,
	2013		2012
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, restricted cash and short-term investments (Level 1)	$111,460	$111,460	$34,079	$34,079
Long-term debt (Level 1)	650,000	651,550	523,933	572,625
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

NOTE 14 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Segment net sales:
Consumer Products	$292,935	$292,959	$867,545	$853,911
Pulp and Paperboard[1]	194,910	187,274	552,126	557,692
Total segment net sales	$487,845	$480,233	$1,419,671	$1,411,603

Operating income:
Consumer Products	$13,445	$18,453	$38,384	$70,420
Pulp and Paperboard[1]	16,289	34,449	58,614	78,108
	29,734	52,902	96,998	148,528
Corporate	(10,892)	(13,140)	(35,959)	(38,621)
Income from operations	$18,842	$39,762	$61,039	$109,907

Depreciation and amortization:
Consumer Products	$16,002	$13,275	$49,124	$39,692
Pulp and Paperboard	5,758	5,525	17,195	17,547
Corporate	420	399	1,265	1,238
Total depreciation and amortization	$22,180	$19,199	$67,584	$58,477

[1]
Results for Pulp and Paperboard for the nine months ended September 30, 2012 include income and expenses associated with the November 2011 sale of the Lewiston, Idaho sawmill, the effects of which were immaterial in the aggregate.

NOTE 15 Supplemental Guarantor Financial Information
All of our directly and indirectly owned, domestic subsidiaries guarantee the 2013 Notes and the 2010 Notes on a joint and several basis. As of September 30, 2013, the 2013 Notes and 2010 Notes were not guaranteed by Interlake Acquisition Corporation Limited, a foreign subsidiary. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2013 Notes and 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$356,549	$128,115	$8,176	$(4,995)	$487,845
Cost and expenses:
Cost of sales	(314,509)	(123,418)	(8,305)	4,995	(441,237)
Selling, general and administrative expenses	(24,983)	(2,468)	(315)	—	(27,766)
Total operating costs and expenses	(339,492)	(125,886)	(8,620)	4,995	(469,003)
Income (loss) from operations	17,057	2,229	(444)	—	18,842
Interest expense, net	(10,708)	—	—	—	(10,708)
Earnings (loss) before income taxes	6,349	2,229	(444)	—	8,134
Income tax benefit (provision)	5,233	(2,513)	109	2,354	5,183
Equity in loss of subsidiary	(619)	(335)	—	954	—
Net earnings (loss)	$10,963	$(619)	$(335)	$3,308	$13,317
Other comprehensive income, net of tax	2,277	—	—	—	2,277
Comprehensive income (loss)	$13,240	$(619)	$(335)	$3,308	$15,594
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,048,872	$363,467	$22,317	$(14,985)	$1,419,671
Cost and expenses:
Cost of sales	(912,449)	(351,493)	(21,010)	14,985	(1,269,967)
Selling, general and administrative expenses	(70,102)	(17,092)	(1,471)	—	(88,665)
Total operating costs and expenses	(982,551)	(368,585)	(22,481)	14,985	(1,358,632)
Income (loss) from operations	66,321	(5,118)	(164)	—	61,039
Interest expense, net	(32,784)	—	—	—	(32,784)
Debt retirement costs	(17,058)	—	—	—	(17,058)
Earnings (loss) before income taxes	16,479	(5,118)	(164)	—	11,197
Income tax benefit (provision)	10,388	(3,821)	75	6,254	12,896
Equity in loss of subsidiary	(9,028)	(89)	—	9,117	—
Net earnings (loss)	$17,839	$(9,028)	$(89)	$15,371	$24,093
Other comprehensive income, net of tax	7,189	—	—	—	7,189
Comprehensive income (loss)	$25,028	$(9,028)	$(89)	$15,371	$31,282

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$350,988	$127,742	$6,500	$(4,997)	$480,233
Cost and expenses:
Cost of sales	(288,150)	(120,908)	(5,761)	4,997	(409,822)
Selling, general and administrative expenses	(24,592)	(5,567)	(490)	—	(30,649)
Total operating costs and expenses	(312,742)	(126,475)	(6,251)	4,997	(440,471)
Income from operations	38,246	1,267	249	—	39,762
Interest expense, net	(7,900)	—	—	—	(7,900)
Earnings before income taxes	30,346	1,267	249	—	31,862
Income tax (provision) benefit	(20,364)	3,123	334	4,109	(12,798)
Equity in income of subsidiary	4,973	583	—	(5,556)	—
Net earnings	$14,955	$4,973	$583	$(1,447)	$19,064
Other comprehensive income, net of tax	1,521	—	—	—	1,521
Comprehensive income	$16,476	$4,973	$583	$(1,447)	$20,585

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,035,433	$371,351	$19,804	$(14,985)	$1,411,603
Cost and expenses:
Cost of sales	(865,092)	(343,637)	(17,700)	14,985	(1,211,444)
Selling, general and administrative expenses	(72,081)	(16,700)	(1,471)	—	(90,252)
Total operating costs and expenses	(937,173)	(360,337)	(19,171)	14,985	(1,301,696)
Income from operations	98,260	11,014	633	—	109,907
Interest expense, net	(26,775)	—	—	—	(26,775)
Earnings before income taxes	71,485	11,014	633	—	83,132
Income tax provision	(37,002)	(1,999)	(68)	216	(38,853)
Equity in income of subsidiary	9,580	565	—	(10,145)	—
Net earnings	$44,063	$9,580	$565	$(9,929)	$44,279
Other comprehensive income, net of tax	4,563	—	—	—	4,563
Comprehensive income	$48,626	$9,580	$565	$(9,929)	$48,842

Clearwater Paper Corporation
Consolidating Balance Sheet
At September 30, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$19,400	$1	$1,528	$—	$20,929
Restricted cash	1,500	—	—	—	1,500
Short-term investments	89,000	—	—	—	89,000
Receivables, net	121,636	45,546	3,365	(2,028)	168,519
Taxes receivable	9,069	(9,037)	83	8,265	8,380
Inventories	190,760	58,469	4,211	—	253,440
Deferred tax assets	22,453	7,980	—	(2,077)	28,356
Prepaid expenses	7,382	685	143	—	8,210
Total current assets	461,200	103,644	9,330	4,160	578,334
Property, plant and equipment, net	620,802	235,039	16,921	—	872,762
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	41,254	1,213	—	42,467
Intercompany receivable (payable)	54,106	(36,816)	(11,035)	(6,255)	—
Investment in subsidiary	251,199	10,141	—	(261,340)	—
Other assets, net	9,367	888	—	—	10,255
TOTAL ASSETS	$1,626,207	$354,150	$16,429	$(263,435)	$1,733,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$164,144	$38,183	$3,782	$(2,028)	$204,081
Current liability for pensions and other postretirement employee benefits	9,137	—	—	—	9,137
Total current liabilities	173,281	38,183	3,782	(2,028)	213,218
Long-term debt	650,000	—	—	—	650,000
Liability for pensions and other postretirement employee benefits	187,410	—	—	—	187,410
Other long-term obligations	50,787	234	—	—	51,021
Accrued taxes	66,059	1,790	315	—	68,164
Deferred tax liabilities	1,385	62,744	2,191	(67)	66,253
Accumulated other comprehensive loss, net of tax	(108,504)	—	—	—	(108,504)
Stockholders’ equity excluding accumulated other comprehensive loss	605,789	251,199	10,141	(261,340)	605,789
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,626,207	$354,150	$16,429	$(263,435)	$1,733,351

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$11,105	$5	$1,469	$—	$12,579
Short-term investments	20,000	—	—	—	20,000
Receivables, net	109,129	41,431	5,612	(2,029)	154,143
Taxes receivable	20,712	116	—	—	20,828
Inventories	163,422	63,476	4,568	—	231,466
Deferred tax assets	11,750	4,595	—	791	17,136
Prepaid expenses	11,441	708	165	—	12,314
Total current assets	347,559	110,331	11,814	(1,238)	468,466
Property, plant and equipment, net	618,076	242,818	16,483	—	877,377
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	46,379	1,374	—	47,753
Intercompany receivable (payable)	68,951	(56,153)	(12,007)	(791)	—
Investment in subsidiary	249,010	10,055	—	(259,065)	—
Other assets, net	9,948	379	—	—	10,327
TOTAL ASSETS	$1,523,077	$353,809	$17,664	$(261,094)	$1,633,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$132,360	$30,630	$4,635	$(2,029)	$165,596
Current liability for pensions and other postretirement employee benefits	9,137	—	—	—	9,137
Total current liabilities	141,497	30,630	4,635	(2,029)	174,733
Long-term debt	523,933	—	—	—	523,933
Liability for pensions and other postretirement employee benefits	204,163	—	—	—	204,163
Other long-term obligations	49,102	1,808	—	—	50,910
Accrued taxes	76,617	1,771	311	—	78,699
Deferred tax liabilities (assets)	(13,129)	70,590	2,663	—	60,124
Accumulated other comprehensive loss, net of tax	(115,693)	—	—	—	(115,693)
Stockholders’ equity excluding accumulated other comprehensive loss	656,587	249,010	10,055	(259,065)	656,587
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,523,077	$353,809	$17,664	$(261,094)	$1,633,456

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$17,839	$(9,028)	$(89)	$15,371	$24,093
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	40,337	25,590	1,657	—	67,584
Deferred tax benefit	(776)	(11,231)	(472)	2,801	(9,678)
Equity-based compensation expense	7,758	—	—	—	7,758
Employee benefit plans	7,801	—	—	—	7,801
Deferred issuance costs and discounts on long-term debt	4,490	—	—	—	4,490
Disposal of plant and equipment, net	—	34	1	—	35
Changes in working capital, net	(7,488)	5,748	1,787	—	47
Changes in taxes receivable, net	11,643	9,153	(83)	(8,265)	12,448
Changes in non-current accrued taxes, net	(10,558)	19	4	—	(10,535)
Funding of qualified pension plans	(12,611)	—	—	—	(12,611)
Other, net	209	(101)	—	—	108
Net cash provided by operating activities	58,644	20,184	2,805	9,907	91,540
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	(69,000)	—	—	—	(69,000)
Additions to plant and equipment	(40,598)	(11,854)	(1,948)	—	(54,400)
Net cash used for investing activities	(109,598)	(11,854)	(1,948)	—	(123,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(150,000)	—	—	—	(150,000)
Purchase of treasury stock	(75,783)	—	—	—	(75,783)
Investment (to) from parent	19,039	(8,334)	(798)	(9,907)	—
Payment of long-term debt issuance costs	(4,834)	—	—	—	(4,834)
Payment of tax withholdings on equity- based payment arrangements	(4,173)	—	—	—	(4,173)
Net cash provided by (used for) financing activities	59,249	(8,334)	(798)	(9,907)	40,210
Increase (decrease) in cash	8,295	(4)	59	—	8,350
Cash at beginning of period	11,105	5	1,469	—	12,579
Cash at end of period	$19,400	$1	$1,528	$—	$20,929

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$44,063	$9,580	$565	$(9,929)	$44,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,244	21,654	1,579	—	58,477
Deferred tax (benefit) provision	(6,040)	(3,913)	248	22,962	13,257
Equity-based compensation expense	7,681	—	—	—	7,681
Employee benefit plans	6,697	—	—	—	6,697
Deferred issuance costs and discounts on long-term debt	1,508	—	—	—	1,508
Disposal of plant and equipment, net	487	1,014	—	—	1,501
Changes in working capital, net	16,641	35,456	(663)	—	51,434
Changes in taxes receivable, net	(3,121)	1,701	(65)	(433)	(1,918)
Excess tax benefit from equity-based payment arrangements	(9,193)	—	—	—	(9,193)
Changes in non-current accrued taxes, net	4,631	59	(529)	—	4,161
Funding of qualified pension plans	(17,625)	—	—	—	(17,625)
Other, net	531	(207)	—	—	324
Net cash provided by operating activities	81,504	65,344	1,135	12,600	160,583
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	18,001	—	—	—	18,001
Additions to plant and equipment	(146,256)	(8,721)	(388)	—	(155,365)
Proceeds from sale of assets	—	1,035	—	—	1,035
Net cash used for investing activities	(128,255)	(7,686)	(388)	—	(136,329)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(9,355)	—	—	—	(9,355)
Payments for long-term debt issuance costs	(2)	—	—	—	(2)
Investment from (to) parent	70,454	(53,194)	(4,660)	(12,600)	—
Payment of tax withholdings on equity- based payment arrangements	(12,965)	—	—	—	(12,965)
Excess tax benefit from equity-based payment arrangements	9,193	—	—	—	9,193
Net cash provided by (used for) financing activities	57,325	(53,194)	(4,660)	(12,600)	(13,129)
Increase (decrease) in cash	10,574	4,464	(3,913)	—	11,125
Cash at beginning of period	2,146	901	5,392	—	8,439
Cash at end of period	12,720	5,365	1,479	—	19,564

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the costs and benefits associated with the closure of our Thomaston, Georgia facility, cash flows, capital expenditures, tax rates, operating costs, including energy costs, selling, general and administrative expenses, timing of major maintenance and repairs, liquidity, benefit plan funding levels, capitalized interest, interest expenses, and the tax treatment of the alternative fuels and cellulosic biofuels tax credits. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2012 Form 10-K, as well as the following:

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
Recent Developments
Thomaston Closure
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown is occurring gradually as converting lines are being relocated and installed at our other facilities, with all operations at Thomaston expected to cease by the end of 2013. We expect the exit related costs to be approximately $6 million to $7 million, substantially all of which are expected to be incurred in 2013. The exit costs are primarily converting line relocation costs and labor costs. The cost savings benefits resulting from the equipment relocation and converting facility optimization, which are part of our previously announced cost savings programs, are expected to be fully realized beginning in the fourth quarter of 2014. We have incurred $2.9 million of costs associated with this closure to date, of which $1.7 million was incurred during the three months ended September 30, 2013.
Capital Allocation
On January 23, 2013, we issued $275 million aggregate principal amount of 4.5% senior notes, which we refer to as the 2013 Notes. Approximately $166 million of the net proceeds from the issuance was used to redeem all of our $150 million aggregate principal amount of 10.625% senior notes due 2016, which we refer to as the 2009 Notes.
In January 2013, we announced that our Board of Directors approved a common stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock, to be funded by a portion of the proceeds from the issuance of the 2013 Notes. In connection with this program, on March 1, 2013, we entered into a $50.0 million accelerated stock buyback, or ASB, agreement with a major financial institution, which was completed in the third quarter of 2013. See Note 1 to the Consolidated Financial Statements, under the subheading "Stockholders' Equity," for additional discussion of the ASB agreement.
We have also repurchased 535,897 shares of our outstanding common stock as of September 30, 2013 through open market transactions, of which 327,315 shares were repurchased at an average price of $48.27 per share during the third quarter. As of September 30, 2013, we had repurchased 1,575,410 total shares of our outstanding common stock, which includes 1,039,513 shares repurchased under the recently completed ASB agreement. In October, 2013, we repurchased an additional 494,760 shares of our outstanding common stock on the open market at an average price of $48.95 per share, which completed the remaining balance of our authorized stock repurchase program.

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

Operating costs
	Three Months Ended September 30,
(Dollars in thousands)	2013		2012
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$77,952	17.7%	$61,785	15.1%
Chemicals	47,900	10.9	45,546	11.1
Transportation[1]	46,049	10.4	43,348	10.6
Maintenance and repairs[2]	33,840	7.7	20,597	5.0
Chips, sawdust and logs	32,614	7.4	40,856	10.0
Energy	31,431	7.1	27,658	6.7
Packaging supplies	26,885	6.1	20,644	5.0
Depreciation	19,915	4.5	16,852	4.2
	$316,586	71.8%	$277,286	67.7%

	Nine Months Ended September 30,
(Dollars in thousands)	2013		2012
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$222,636	17.5%	$184,181	15.2%
Chemicals	143,991	11.3	138,410	11.4
Transportation[1]	137,308	10.8	126,859	10.5
Chips, sawdust and logs	105,368	8.3	124,777	10.3
Energy	94,737	7.5	81,013	6.7
Maintenance and repairs[2]	77,575	6.1	77,706	6.4
Packaging supplies	77,360	6.1	63,981	5.3
Depreciation	60,457	4.8	51,405	4.2
	$919,432	72.4%	$848,332	70.0%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three and nine months ended September 30, 2013, total purchased pulp costs were 17.7% and 17.5% of our cost of sales, respectively, representing 2.6 and 2.3 percentage point increases compared to the same periods in 2012. The higher purchased pulp costs were due primarily to increased usage associated with the ramp up of our North Carolina TAD paper machine. In addition, higher purchased pulp costs were also driven by increased pricing, as well as the need to purchase additional pulp from external suppliers to offset the reduction from internal sources resulting from the planned major maintenance at our Idaho pulp and paperboard facility during the third quarter of 2013 and the machine downtime taken at our Arkansas pulp and paperboard facility in the first quarter of 2013.
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
Our chemical costs increased $2.4 million and $5.6 million, respectively, for the three and nine months ended September 30, 2013, compared to the same periods in 2012, due to increased pricing for polyethylene and other processing chemicals, as well as higher chemical consumption resulting from the first three quarters of production on our North Carolina TAD paper machine. In addition, for the nine months ended September 30, 2013, chemical consumption increased at our Arkansas pulp and paperboard facility due to recovery boiler operational issues in the second quarter of 2013.

Transportation. Fuel prices largely impact transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for the three and nine months ended September 30, 2013, compared to the same periods in 2012, were higher as a result of increased shipping costs related to an increase in average miles shipped and increased shipments of converted TAD products, as well as lower first quarter inventory levels for our Consumer Products segment related to our TAD transition. The reduced inventory levels required multiple shifts in regional distributions for our tissue product lines, and as a result we incurred an overall increase of internal tons shipped.
Chips, sawdust and logs. We purchase chips, sawdust and logs used to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs decreased by $8.2 million and $19.4 million, respectively, for chips, sawdust and logs for the three and nine months ended September 30, 2013, compared to the same 2012 periods. The overall decline in the 2013 periods was primarily attributable to lower overall pricing at our Idaho pulp and paperboard facility and decreased usage due to our planned major maintenance during the third quarter of 2013 at the same facility. In addition, we experienced decreased usage at our Arkansas pulp and paperboard facility in the second quarter of 2013 due to recovery boiler operational issues, which were partially offset by higher overall pricing at our Arkansas facility due primarily to supply limitations caused by wet weather conditions in the region.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices have fluctuated widely over the past decade. We have taken steps, and intend to continue to take steps, to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. TAD tissue production, however, involves greater natural gas usage than conventional tissue manufacturing and, as a result, we expect our natural gas requirements will increase as we continue to ramp up our North Carolina TAD paper machine. Energy costs for the three and nine months ended September 30, 2013 were higher than the prior year comparable periods due to the first three quarters of production on our North Carolina TAD paper machine, as well as increased market pricing for natural gas. To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of September 30, 2013, these contracts covered approximately 33% of our expected average monthly natural gas requirements for the remainder of 2013, plus lesser amounts for 2014. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 months to 24 months, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. Our next planned major maintenance outage is scheduled for the spring of 2015. During the first quarter of 2013, we had four days of machine downtime costing $5.0 million, excluding labor, at our Arkansas facility, compared to major maintenance costs of $15.5 million incurred at our Idaho facility in the first quarter of 2012. There was no major maintenance in the second quarters of 2013 and 2012. During the third quarter of 2013, we incurred 11 days of paper machine downtime, costing $17.5 million, for the planned major maintenance at our Idaho facility.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. Excluding $3.0 million and $9.3 million, respectively, of capital expenditures for our TAD tissue expansion project, we spent $21.0 million and $45.0 million on capital expenditures during the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, excluding $39.3 million and $121.9 million, respectively, of expenditures for our TAD project, we spent $16.1 million and $36.7 million on capital expenditures.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to consumers. For the three and nine months ended September 30, 2013, packaging costs were $6.2 million and $13.4 million higher, respectively, than the same periods in 2012 primarily due to higher retail case shipments of facial tissue and an increase in prices for poly wrapping and corrugated cardboard.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and nine months ended September 30, 2013 was $3.1 million and $9.1 million higher than the 2012 comparable periods, respectively, due primarily to additional depreciation expense associated with our North Carolina TAD paper machine, which started up in December 2012.

Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced an increase in wage and benefit expenses in the first three quarters of 2013, compared to the first three quarters of 2012, due largely to the incremental costs associated with the startup of our North Carolina TAD facility, as well as higher overall employee costs.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 were $27.8 million and $30.6 million, respectively. The lower expense for the third quarter of 2013 was primarily a result of a $0.4 million mark-to-market expense in the third quarter of 2013, compared to a $1.8 million expense in the third quarter of 2012, related to our directors' common stock units, which will ultimately be settled in cash, as well as lower expense associated with profit-dependent compensation accruals. During the fourth quarter of 2013, we expect our selling, general and administrative expenses to be approximately $28.0 million.
Interest expense
Interest expense is mostly comprised of interest on the 2013 Notes and our $375 million aggregate principal amount of 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes. Interest expense also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. As a result of the issuance of the 2013 Notes at an interest rate significantly lower than that of our former 2009 Notes, which were redeemed in the first quarter of 2013 using a portion of the proceeds from the 2013 Notes, our interest expense decreased by approximately $3.6 million on an annual basis. However, this favorable change in interest expense associated with our notes will be more than offset by a decrease in capitalized interest, as no capitalized interest is expected in 2013 compared to total capitalized interest in 2012 of $12.6 million.
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
During the first quarter of 2012, we converted certain gallons claimed under the CBPC back to gallons claimed under the AFMTC, which resulted in a net discrete expense of $5.5 million, comprised of $2.5 million relating to the conversion back to the AFMTC and an additional $3.0 million increase in our liabilities for uncertain tax positions.
During the first quarter of 2013, we reversed our position and converted certain gallons claimed under the AFMTC back to gallons claimed under the CBPC. This reversal allowed us to recognize a net discrete benefit for the quarter of $9.8 million, which was primarily comprised of a $5.6 million benefit relating to the conversion back to the CBPC and a $4.2 million decrease to our liabilities for uncertain tax positions, partially offset by interest accrued on uncertain tax positions. As of September 30, 2013, we have $3.5 million of remaining CBPC carryforwards.
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
During the fourth quarter of 2012, the IRS commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. The audit is ongoing, with no defined conclusion date as of September 30, 2013. As part of this process, we identified additional gallons that qualify for the CBPC that were previously unaccounted for. During the third quarter of 2013, we recognized the benefit related to these gallons, resulting in a favorable adjustment. Also during the quarter, we closed a number of state income tax audits. Based upon the results of those audits, we have released a portion of the reserve for uncertain tax positions relating to certain state tax credits, which resulted in a benefit to income taxes.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended September 30,
(Dollars in thousands)	2013		2012
Net sales	$487,845	100.0%	$480,233	100.0%
Costs and expenses:
Cost of sales	(441,237)	90.4	(409,822)	85.3
Selling, general and administrative expenses	(27,766)	5.7	(30,649)	6.4
Total operating costs and expenses	(469,003)	96.1	(440,471)	91.7
Income from operations	18,842	3.9	39,762	8.3
Interest expense, net	(10,708)	2.2	(7,900)	1.6
Earnings before income taxes	8,134	1.7	31,862	6.6
Income tax benefit (provision)	5,183	1.1	(12,798)	2.7
Net earnings	$13,317	2.7	$19,064	4.0
Net sales—Third quarter 2013 net sales increased by $7.6 million, or 1.6%, compared to the third quarter of 2012, primarily due to higher net selling prices for retail tissue, non-retail tissue and paperboard, as well as increased paperboard shipments. The favorable comparisons were partially offset by decreased shipments of non-retail tissue. These items are discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 90.4% of net sales for the three months ended September 30, 2013 and 85.3% of net sales for the same period in 2012. The increase was primarily a result of planned major maintenance at our Idaho pulp and paperboard facility in the third quarter of 2013 costing $17.5 million, $2.2 million of TAD transition costs, $1.7 million of costs related to the Thomaston, Georgia facility closure and higher energy. packaging, employee and depreciation costs incurred during the third quarter of 2013.
Selling, general and administrative expenses—Selling, general and administrative expenses decreased $2.9 million primarily as a result of a $0.4 million mark-to-market expense adjustment in the third quarter of 2013, compared to a $1.8 million expense adjustment in the third quarter of 2012, related to our directors' common stock units, as well as lower expense associated with profit-dependent compensation accruals.
Interest expense—Interest expense increased $2.8 million during the three months ended September 30, 2013, compared to the same period of 2012. The increase was attributable to the absence of capitalized interest during the current year period, compared to $4.1 million of capitalized interest associated with our TAD tissue expansion project in the third quarter of 2012. The increase in interest expense was partially offset by the benefit of refinancing the 2009 Notes with proceeds from the issuance of the 2013 Notes, which carry a significantly lower interest rate.
Income tax provision—During the third quarters of 2013 and 2012, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the three months ended September 30, 2013 would have been 37.0%, compared to an adjusted 37.3% in the third quarter of 2012. The following table details these items:

	Three Months Ended
	September 30,
(In thousands)	2013	2012
Income tax benefit (provision)	$5,183	$(12,798)
Special items, tax impact:
Directors' equity-based compensation expense	(140)	(783)
Costs associated with announced Thomaston facility closure	(665)	—
Discrete tax items related to settlement of uncertain tax positions	(4,659)	—
Discrete tax items related to tax credit conversions	—	1,008
Discrete tax items related to additional CBPC	(3,495)	—
Adjusted income tax provision	$(3,776)	$(12,573)
We recorded an income tax benefit of $5.2 million in the three months ended September 30, 2013, compared to a provision of $12.8 million in the three months ended September 30, 2012. The generally accepted accounting principles, or GAAP, rate for the three months ended September 30, 2013 was a benefit of 63.7%, compared to a provision of 40.2% for the same period of 2012. The lower rate was the result of the net impact of reporting discrete items, primarily relating to an additional benefit realized from certain additional gallons claimed under the CBPC and a release of uncertain tax positions relating to certain state tax credits.

Discussion of Business Segments
Consumer Products

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2013	2012
Net sales	$292,935	$292,959
Operating income	13,445	18,453
Percent of net sales	4.6%	6.3%

Shipments (short tons)
Non-retail	61,222	64,731
Retail	72,427	74,117
Total tissue tons	133,649	138,848
Converted products cases (in thousands)	13,990	13,752

Sales price (per short ton)
Non-retail	$1,504	$1,450
Retail	2,773	2,687
Total tissue	$2,192	$2,110
Our Consumer Products segment net sales for the three months ended September 30, 2013 were consistent with the three months ended September 30, 2012. A 3.9% increase in total tissue net selling prices, due primarily to a higher proportion of higher-priced TAD product sales, improved product mix and increased pricing for parent rolls, was offset by a 5.4% decrease in shipments of non-retail tissue. Although retail tissue shipments in tons were also lower in the third quarter of 2013 compared to the third quarter of 2012, actual converted case shipments for the third quarter of 2013 were up 1.7% when compared to the same period in 2012 due to the increased proportion of lighter weight TAD product sales.
Segment operating income for the three months ended September 30, 2013 decreased by $5.0 million compared to the same period in 2012 due primarily to TAD transition costs of $2.2 million and $1.7 million of costs associated with the announced closure of our Thomaston, Georgia facility, as well as higher energy and packaging costs and increased depreciation costs associated with our North Carolina TAD paper machine. The TAD transition costs consisted primarily of increased transportation and manufacturing costs associated with the ramp up of our new Ultra TAD bathroom tissue product in 2013.
Pulp and Paperboard

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2013	2012
Net sales	$194,910	$187,274
Operating income	16,289	34,449
Percent of net sales	8.4%	18.4%

Paperboard shipments (short tons)	199,408	195,097
Paperboard sales price (per short ton)	$973	$948
Net sales for the Pulp and Paperboard segment increased by $7.6 million, or 4.1%, in the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase in net sales was primarily due to a 2.6% increase in paperboard net selling prices as a result of price increases, and a 2.2% increase in paperboard shipments driven by strong market demand.
Operating income for the segment decreased $18.2 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to $17.5 million of costs related to the planned major maintenance at our Idaho facility, as well as higher employee and energy costs.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Nine Months Ended September 30,
(Dollars in thousands)	2013		2012
Net sales	$1,419,671	100.0%	$1,411,603	100.0%
Costs and expenses:
Cost of sales	(1,269,967)	89.5	(1,211,444)	85.8
Selling, general and administrative expenses	(88,665)	6.2	(90,252)	6.4
Total operating costs and expenses	(1,358,632)	95.7	(1,301,696)	92.2
Income from operations	61,039	4.3	109,907	7.8
Interest expense, net	(32,784)	2.3	(26,775)	1.9
Debt retirement costs	(17,058)	1.2	—	—
Earnings before income taxes	11,197	0.8	83,132	5.9
Income tax benefit (provision)	12,896	0.9	(38,853)	2.8
Net earnings	$24,093	1.7	$44,279	3.1
Net sales—Net sales for the nine months ended September 30, 2013 increased $8.1 million compared to the same period of 2012. Increased paperboard and retail tissue shipments and higher retail tissue net selling prices in the first three quarters of 2013 were partially offset by a 2.8% decrease in non-retail tissue shipments and a slight decrease in paperboard net selling prices. These items are discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 89.5% of net sales for the nine months ended September 30, 2013 and 85.8% of net sales for the same period in 2012. The increase was primarily a result of $15.6 million in TAD transition costs incurred during the 2013 period, an increase in depreciation expense of $9.1 million primarily related to our North Carolina TAD machine, $2.9 million of incremental costs associated with an electrical disruption and operational issues with maintenance and repairs on the recovery boiler at our Arkansas pulp and paperboard facility, $2.9 million of costs related to the Thomaston, Georgia facility closure and an increase in major maintenance costs of $7.0 million, as well as higher energy, employee and packaging costs.
Selling, general and administrative expenses—Selling, general and administrative expenses decreased $1.6 million primarily due to a decrease in profit-dependent compensation accruals and lower legal expenses during the first three quarters of 2013, partially offset by a $2.7 million mark-to-market expense adjustment related to our directors' common stock units compared to $1.7 million of expense for the same period in 2012.
Interest expense—Interest expense increased $6.0 million during the nine months ended September 30, 2013, compared to the same period of 2012. The increase was largely attributable to the absence of capitalized interest during the current year period, compared to $9.0 million of capitalized interest associated with our TAD tissue expansion project in the first three quarters of 2012. The increase in interest expense was partially offset by the benefit of refinancing the 2009 Notes with proceeds from the issuance of the 2013 Notes, which carry a significantly lower interest rate.
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

Income tax provision—During the nine months ended September 30, 2013 and 2012, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rates would have been 39.6% and 38.7%, in the periods ended 2013 and 2012, respectively. The following table details these items:

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Income tax benefit (provision)	$12,896	$(38,853)
Special items, tax impact:
Loss on sale of foam assets	—	(356)
Expense associated with Metso litigation	—	(679)
Debt retirement costs	(6,277)	—
Directors' equity-based compensation expense	(983)	(752)
Costs associated with announced Thomaston facility closure	(1,118)	—
Discrete tax items related to settlement of uncertain tax positions	(4,659)	—
Discrete tax items related to tax credit conversions	(9,766)	6,704
Discrete tax items related to additional CBPC	(3,495)	—
Adjusted income tax provision	$(13,402)	$(33,936)
We recorded a GAAP income tax benefit of $12.9 million in the nine months ended September 30, 2013, compared to a provision of $38.9 million in the nine months ended September 30, 2012. The GAAP tax rate for the nine months ended September 30, 2013 was a benefit of 115.2%, compared to a provision of 46.7% for the same period of 2012. The net decrease to our tax provision and tax rate in the nine months ended September 30, 2013, was primarily the result of the release of uncertain tax positions related to certain state tax credits and $9.8 million in tax benefit related to our decision to reverse our 2012 conversion of certain gallons of fuel claimed as CBPC back to gallons claimed under the AFMTC. The gallons had been converted by us in 2010 to the CBPC and in 2012 converted back to the AFMTC. The net increase to our tax rate in the nine months ended September 30, 2012, was primarily the result of net discrete expense of $5.5 million resulting from our decision to convert certain gallons of alternative fuel originally claimed in 2009 under the AFMTC, which had been converted by us in 2010 to the CBPC, back to gallons under the AFMTC.

Discussion of Business Segments
Consumer Products

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2013	2012
Net sales	$867,545	$853,911
Operating income	38,384	70,420
Percent of net sales	4.4%	8.2%

Shipments (short tons)
Non-retail	173,469	178,555
Retail	224,833	222,039
Total tissue tons	398,302	400,594
Converted products cases (in thousands)	41,792	40,374

Sales price (per short ton)
Non-retail	$1,472	$1,468
Retail	2,723	2,666
Total tissue	$2,178	$2,132
Our Consumer Products segment reported an increase in net sales of $13.6 million, or 1.6%, for the nine months ended September 30, 2013, compared to the same period in 2012. The higher net sales were due primarily to a 2.1% increase in retail tissue net selling prices, largely attributable to a higher proportion of higher-priced TAD product sales, and a 1.3% increase in retail tissue shipments, partially offset by a 2.8% decrease in non-retail tissue shipments.
Segment operating income for the nine months ended September 30, 2013 decreased by $32.0 million compared to the same period in 2012, primarily driven by TAD transition costs of $15.6 million, an increase in depreciation expense of $9.9 million primarily related to our North Carolina TAD machine, and higher energy and employee costs. In addition, operating income was also unfavorably affected by increased packaging costs, due to increased pricing for poly wrapping and corrugated cardboard, as well as $2.9 million of costs associated with the announced closure of our Thomaston, Georgia facility. The TAD transition costs consisted primarily of increased transportation, manufacturing and outside purchased paper costs associated with the increased conventional tissue sales we took on to help offset the displacement of conventional tissue sales expected by the ramp up of our new Ultra TAD bathroom tissue product in 2013.
Pulp and Paperboard

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2013	2012
Net sales	$552,126	$557,692
Operating income	58,614	78,108
Percent of net sales	10.6%	14.0%

Paperboard shipments (short tons)	576,276	570,580
Paperboard sales price (per short ton)	$952	$964
Net sales for the Pulp and Paperboard segment decreased by $5.6 million, or 1.0%, for the nine months ended September 30, 2013, compared to the same period ended September 30, 2012. The decrease was primarily due to a 1.2% decline in paperboard pricing caused by competitive pressures across most product segments during the first three quarters of 2013, although year-to-date paperboard pricing increased near the end of the third quarter due to a recent price increase. The overall lower pricing was partially offset by a 1.0% increase in paperboard shipments.
Operating income for the segment decreased $19.5 million during the nine months ended September 30, 2013, compared to the same period in 2012. The lower operating income was primarily due to the lower net sales, $2.9 million of incremental costs associated with an electrical disruption and operational issues with maintenance and repairs on the recovery boiler at our Arkansas pulp and paperboard facility, a $7.0 million increase in major maintenance expense for the first three quarters of 2013 compared to the first three quarters of 2012, and higher employee and energy costs.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Net earnings	$13,317	$19,064	$24,093	$44,279
Interest expense, net[1]	10,708	7,900	49,842	26,775
Income tax (benefit) provision	(5,183)	12,798	(12,896)	38,853
Depreciation and amortization expense	22,180	19,199	67,584	58,477
EBITDA	$41,022	$58,961	$128,623	$168,384
Directors' equity-based compensation expense	361	1,801	2,692	1,706
Costs associated with announced Thomaston facility closure	1,717	—	2,913	—
Expense associated with Metso litigation	—	—	—	1,948
Loss on sale of foam assets	—	—	—	1,014
Adjusted EBITDA	$43,100	$60,762	$134,228	$173,052

[1]	Interest expense, net for the nine months ended September 30, 2013 includes debt retirement costs of $17.1 million.
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the nine months ended September 30, 2013 and 2012:

(In thousands)	2013	2012
Net cash provided by operating activities	$91,540	$160,583
Net cash used for investing activities	(123,400)	(136,329)
Net cash provided by (used for) financing activities	40,210	(13,129)
Cash Flows Summary
Net cash provided by operating activities for the nine months ended September 30, 2013 decreased by $69.0 million compared to the same period in 2012. The decrease in cash provided by operating activities for the first nine months of 2013 was due primarily to a decrease of $51.4 million in cash provided from working capital and a decrease in non-current accrued taxes compared to the same period of 2012. The decrease in cash provided from working capital was primarily attributable to a build-up in inventory to support our TAD tissue program and increased accounts receivable due primarily to the timing of sales, partially offset by higher accounts payable and accrued liabilities primarily associated with the planned major maintenance at our Idaho pulp and paperboard facility in the third quarter of 2013 and increased accrued interest due to the timing of our interest payments on our debt.

The decrease in cash used for investing activities was largely due to a $69.0 million conversion of excess cash proceeds, primarily from the issuance of the 2013 Notes, into short-term investments, as compared to a $18.0 million conversion of short-term investments into cash during the first three quarters of 2012. This increase was partially offset by a $101.0 million decrease in capital spending for plant and equipment during the first nine months of 2013 compared to the first nine months of 2012. The lower capital spending was due to the substantial completion of our North Carolina TAD tissue facility in the fourth quarter of 2012.
Net cash provided by financing activities was $40.2 million for the nine months ended September 30, 2013, compared with $13.1 million of cash used for financing activities for the same period in 2012. Cash provided by financing activities during the first nine months of 2013 was primarily driven by the issuance of the 2013 Notes, partially offset by the retirement of the 2009 Notes and $75.8 million associated with repurchases of our outstanding common stock pursuant to our $100.0 million stock repurchase program, which was completed in October, 2013.
Capital Resources
Due to the competitive and cyclical nature of the markets in which we operate, as well as an uncertain economic environment, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, our cash on hand and short-term investments, as well as available borrowing capacity under our revolving credit facility will be adequate to fund our debt service requirements and provide cash required to support our ongoing operations, capital expenditures and working capital needs for the next twelve months.
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of September 30, 2013, our short-term investments were not restricted and were largely invested in demand deposits.
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
Credit Arrangements
As of September 30, 2013, there were no borrowings outstanding under our credit facility, but approximately $6.6 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greatest of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for our most recent four quarters. As of September 30, 2013, we would have been permitted to draw approximately $118.4 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
CONTRACTUAL OBLIGATIONS
Due to the issuance of the 2013 Notes and the redemption of the 2009 Notes in the first quarter of 2013, the following table reflects our revised contractual obligations associated with our long-term debt as of September 30, 2013:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$650,000	$—	$—	$—	$650,000
Interest on long-term debt	264,512	39,093	78,186	78,186	69,047
As of September 30, 2013, there have been no additional significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
As of September 30, 2013, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of September 30, 2013, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we have from time-to-time partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of September 30, 2013, these contracts covered approximately 33% of our expected average monthly natural gas requirements for the remainder of 2013, plus lesser amounts for 2014.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks
Due to the issuance of the 2013 Notes and the redemption of the 2009 Notes in the first quarter of 2013, the following table reflects our revised quantitative information about market risks as of September 30, 2013:

	Expected Maturity Date
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$650,000	$650,000
Average interest rate	—%	—%	—%	—%	—%	6.01%	6.01%
Fair value at September 30, 2013							$651,550
As of September 30, 2013, there have been no other significant changes to our quantitative information about market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2013. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
Changes in Internal Controls
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.
Legal Proceedings
On August 13, 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations. On March 19, 2013, the parties entered into a new agreement to toll the statute of limitations. The tolling period commenced as of September 14, 2012 and expires on February 28, 2014, unless further extended by the parties. On July 19, 2013, the EPA issued to us an additional information request. Discussions with the DOJ and EPA are ongoing.
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
On January 17, 2013, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The share repurchases were authorized to be carried out by the utilization of a number of different methods, including but not limited to, open market purchases, accelerated share buybacks and negotiated block purchases, and were completed in 2013.
On March 1, 2013, we entered into an accelerated stock buyback, or ASB, agreement with a major financial institution to repurchase an aggregate of $50.0 million of our outstanding common stock. The total aggregate number of shares repurchased pursuant to this agreement was determined by reference to our average stock prices, less a fixed discount, over the term of the agreement. During the first quarter of 2013, we received 826,617 shares of common stock, which was 80% of the total shares expected to be repurchased under the ASB agreement, and represented a total of approximately $40.8 million of the $50.0 million paid to the financial institution. During the third quarter of 2013, the ASB agreement was completed and we received an additional 212,896 shares of our outstanding common stock, which represented the remaining proceeds paid to the financial institution. In total, 1,039,513 shares of our outstanding common stock were delivered under the ASB agreement at an average repurchase price of $48.10 per share.
During the third quarter of 2013, we made total repurchases of 540,211 shares of our outstanding common stock at an average price of $46.21 per share, which consisted of 327,315 of open market share repurchases and the 212,896 shares received in association with the completion of the ASB agreement. In October, 2013, we repurchased an additional 494,760 shares of our outstanding common stock on the open market at an average price of $48.95 per share, which completed the remaining balance of our authorized stock repurchase program.
The following table provides information about share repurchases that we made during the three months ended September 30, 2013 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2013 to July 31, 2013	70,861	$49.27	70,861	$45,690
August 1, 2013 to August 31, 2013	54,696	$48.39	54,696	$43,043
September 1, 2013 to September 30, 2013	414,654	$45.40	414,654	$24,218
Total	540,211	$46.21	540,211

ITEM 6.
Exhibits
The exhibit index is located on page 39 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: October 31, 2013	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: October 31, 2013	By	/s/ JOHNATHAN D. HUNTER
Johnathan D. Hunter
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)

CLEARWATER PAPER CORPORATION
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

10.16(i)[1]	Amendment to the Clearwater Paper Corporation Benefits Protection Trust Agreement.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

1	Management contract or compensatory plan, contract or arrangement.