Form 10-K
period 2013-12-31
Clearwater Paper Corp
filed 2014-02-20
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 30, 2013 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $1.02 billion. Shares of common stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 14, 2014, 20,912,248 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed on or about March 24, 2014, with the Securities and Exchange Commission in connection with the registrant’s 2014 annual meeting of stockholders are incorporated by reference in Part III hereof.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the costs and benefits associated with the closure of our Thomaston, Georgia facility, cash flows, capital expenditures, tax rates, operating costs, including energy costs, selling, general and administrative expenses, timing of major maintenance and repairs, liquidity, benefit plan funding levels, capitalized interest, interest expenses, and the tax treatment of the alternative fuels and cellulosic biofuels tax credits. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:

▪	customer acceptance and timing of purchases of our new through-air-dried, or TAD, products and quantity;

▪	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

▪	difficulties with the optimization and realization of the benefits expected from our new TAD paper machine and converting lines in Shelby, North Carolina;

▪	the loss of business from a significant customer;

▪	manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

▪	changes in the cost and availability of wood fiber and wood pulp;

▪	changes in transportation costs and disruptions in transportation services;

▪	labor disruptions;

▪	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

▪	changes in customer product preferences and competitors' product offerings;

▪	changes in expenses and required contributions associated with our pension plans;

▪	environmental liabilities or expenditures;

▪	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

▪	increased supply and pricing pressures resulting from increasing Asian paper production capabilities;

▪	cyclical industry conditions;

▪	reliance on a limited number of third-party suppliers for raw materials;

▪	inability to successfully implement our expansion strategies;

▪	inability to fund our debt obligations;

▪	restrictions on our business from debt covenants and terms;

▪	changes in laws, regulations or industry standards affecting our business; and

▪	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits.
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

ITEM 1.
Business
GENERAL
Clearwater Paper Corporation is a leading North American producer of private label tissue and paperboard products. We manufacture quality consumer tissue, away-from-home tissue, or AFH, parent rolls (non-converted tissue product), machine-glazed tissue, bleached paperboard and pulp at 14 manufacturing locations in the U.S. and Canada. Our private label consumer tissue products - facial and bath tissue, paper towels and napkins - are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass-merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry, which demands high-quality construction and print surfaces for graphics. Our products are made primarily from wood fiber pulp.
On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue, a tissue manufacturing and converting company whose customers included consumer retailers and AFH distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed tissue sectors. Cellu Tissue sold product as finished cases and parent rolls.
In the fourth quarter of 2012, we completed construction of our through-air-dried, or TAD, paper machine and converting facility in Shelby, North Carolina.
Company Strengths
Leading private label tissue manufacturer with a broad footprint in North America. Our consumer products business is a premier private label tissue manufacturer. We have production facilities strategically located throughout North America as a result of the expansion of our manufacturing footprint through significant capital investments and the acquisition of Cellu Tissue. We have TAD tissue manufacturing facilities in North Carolina, Las Vegas, Nevada and Ontario, Canada and converting operations across the United States. We believe we were the sixth largest manufacturer in the North American tissue market as of December 31, 2013, based on tissue parent roll capacity. Our broad manufacturing footprint allows us to better and more cost effectively service a diverse customer base, including major grocery store chains and value retailers across the entire U.S.
High quality brand-equivalent tissue and other products to meet retailers' private label strategies.    Our consumer products business produces high-quality products that match the quality of the leading national brands. We focus on high value tissue products across a wide variety of categories and retail channels. We also manufacture a broad range of cost-competitive consumer products, including recycled tissue, tissue parent rolls and machine-glazed paper. In addition to our conventional paper-making capabilities, we produce TAD tissue that we convert into national brand-equivalent, ultra-quality paper towels and bath tissue. Our expanded TAD tissue offerings are expected to create new opportunities to increase our private label consumer tissue business around our broad manufacturing footprint by allowing us to supply these key products to customers across the U.S.
High quality premium bleached paperboard products. Our pulp and paperboard business produces premium paperboard products with ultra-smooth print surfaces, superior cleanliness, and excellent forming and sealing ability. Products are available in several thicknesses to provide the rigidity and strength needed for a wide range of applications. The high quality of our paperboard allows buyers to use our products for packaging where branding and quality are critical, such as health and beauty packaging, pharmaceutical packaging, and point of purchase displays.
Complementary, long-standing customer relationships. Our consumer products business supplies private label tissue products to several of the largest national grocery chains. Our top 10 consumer products customers in 2013 accounted for approximately 58% of our total consumer products net sales. Our largest customer in 2013 was the Kroger Company, which accounted for 10.8% of our total company net sales. The average tenure of these customers was approximately 12 years. In addition to these long-standing customer relationships, we have a diverse base of over 110 customers across a broad geographic area. We also have long-standing customer relationships with our paperboard customers. Our top 10 paperboard customers in 2013 accounted for approximately 42% of our total paperboard net sales. The average tenure of these customers was approximately 31 years.
Strategically positioned pulp and paperboard facilities. Our pulp and paperboard mill in Lewiston, Idaho is one of only two solid bleach sulfate, or SBS, paperboard mills, and the only coated SBS paperboard mill, in the Western U.S. to offer a full range of specialized products to meet the needs of customers for traditional folding carton, plates, cup and liquid packaging. This facility's geographic location reduces transportation costs to customers for the western U.S. as well as Asia, which allows us to compete on a cost-advantaged basis relative to East Coast competitors. Our Cypress Bend, Arkansas mill is centrally located, which reduces transportation costs to the Midwestern and Eastern U.S. and complements the Lewiston mill in shipping to customers nationwide.

Strategy
Our long-term strategy is to grow the size and scope of our consumer products business and optimize the profitability of that business as well as that of our paperboard business. In the near-term, our focus remains on maximizing the strategic and financial benefits from the integration of our existing facilities and our TAD paper machine and converting lines in North Carolina. We also continue to work on optimizing the operating efficiencies and cost effectiveness of our premium bleached paperboard production.

▪
Grow Our Consumer Products Business. Our long-term strategy has been to grow within the private label tissue market. As part of this strategy, we expanded our tissue manufacturing footprint through the acquisition of Cellu Tissue in 2010 and the construction of additional converting and TAD paper making capacity. Most notably, our North Carolina facility has been the cornerstone of our strategy to expand our TAD tissue operations in the Eastern U.S. With our broad manufacturing footprint now in place, we plan to continue to capitalize on our position as one of the largest premium private label tissue producers in North America by taking advantage of the attractive tissue market and the increasing adoption of store brand products by retailers and their customers.

▪
Optimize Our Consumer Products Business. We intend to continue optimizing the strategic and financial benefits of our broad-based manufacturing operations by improving our operational integration and enhancing our manufacturing facilities. Improving our operational integration allows us to better serve existing private label grocery customers by providing them the full spectrum of consumer tissue products across the U.S., and provides us with the capability to continue to expand further into grocery stores as well as other private label distribution channels, including drug stores, mass merchants and discount stores. Optimizing our manufacturing facilities includes the implementation of cost savings programs as well as consolidating converting such as our recent closure of the Thomaston, Georgia facility and strategic redeployment of its converting lines to other of our facilities.

▪
Optimize Our Pulp and Paperboard Business. We intend to continue improving our operational efficiency, and product quality and mix of customers to which we sell our paperboard products, as well as controlling our raw material and energy costs. We have implemented cost saving programs that are based primarily on lean manufacturing and cost optimization initiatives. Our cost saving programs include the implementation of 18 to 24 month (versus the previous 12 to 18 month) major maintenance cycles at our Lewiston and Cypress Bend facilities, as well as the strengthening of our wood fiber supply chain through the acquisition of a wood chipping facility near our Lewiston facility.

ORGANIZATION
Our businesses are organized into two operating segments: Consumer Products and Pulp and Paperboard. Additional information relating to the amounts of net sales, operating income, depreciation and amortization, identifiable assets and capital expenditures attributable to each of our operating segments for 2011-2013, as well as geographic information regarding our net sales, is set forth in Note 17 to our consolidated financial statements included under Part II, Item 8 of this report.
Consumer Products Segment
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products as well as AFH products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our consumer products customers. In 2013, our Consumer Products segment had net sales of $1.1 billion. A listing of our Consumer Products segment facilities is included under Part I, Item 2 of this report.
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
In the U.S., at-home tissue is primarily sold through grocery stores, mass merchants, warehouse clubs, drug stores and discount dollar stores. Tissue has historically been one of the strongest segments of the paper industry due to its steady demand growth and the absence of severe supply imbalances that occur in a number of other paper segments. In addition to economic and demographic drivers, tissue demand is affected by product innovations and shifts in distribution channels.

Machine-Glazed Tissue. Machine-glazed tissue has a glazed coating and, in some cases, other moisture and grease-resistant coatings. Machine-glazed tissue is converted into products such as fast food and commercial food wrappers, gum wrappers, coffee filters, cigarette pack liner paper, wax paper and butter wraps.
Our Consumer Products Business
In bathroom tissue, the majority of our sales are high quality two-ply ultra and premium products, including TAD tissue products. In paper towels, we produce and sell ultra quality TAD towels as well as premium and value towels. In the facial category, we sell ultra-lotion three-ply and a complete line of two-ply premium products as well as value facial tissue. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. Recycled fiber value grade products are also available to customers who wish to further diversify their product portfolio. We compete primarily in the at-home portion of the U.S. tissue market, which made up approximately 89% of our Consumer Products segment sales in 2013.
We manufacture and sell a line of AFH products to customers with commercial and industrial tissue needs. Products include conventional one- and two-ply bath tissue, two-ply paper towels, hard wound towels and dispenser napkins.
Tissue parent rolls that we manufacture to requested specifications but do not convert are sold to third-party converters or brokers for conversion into various end products, including at-home tissue products and absorbent products used to produce liners for diapers, feminine care products, surgical waddings and other medical and sanitary disposable products.
We also manufacture and sell machine-glazed tissue products, including wax paper products for retail food wrappers and machine-glazed tissue parent rolls for third-party converters.
Our consumer products are manufactured on 21 paper machines in our facilities located throughout the U.S. and in Ontario, Canada. Parent rolls from these paper machines are then converted and packaged at our converting facilities located across the U.S. Three of our paper machines, located in Nevada, North Carolina and Ontario produce TAD tissue that we convert into national brand comparable, ultra quality towels and/or bath tissue.
In 2013 and 2012, through multi-outlet channels, which include grocery, drug, dollar, super and club stores, as well as military purchasing, we sold approximately 34% of the total private label tissue products in the U.S. When only considering private label tissue products sold in grocery stores, we sold approximately 65% of the total private label tissue products sold in the U.S. for 2013 and 2012.
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
Pulp and Paperboard Segment
Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of SBS paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products, and slush pulp, which it supplies to our Consumer Products segment. In 2013, our Pulp and Paperboard segment had net sales of $740.1 million. A listing of our pulp and paperboard facilities is included under Part I, Item 2 of this report.
Pulp and Paperboard Industry Overview
SBS paperboard is a premium paperboard grade that is most frequently used to produce folding cartons, liquid packaging, cups and plates as well as commercial printing items. SBS paperboard is used to make these products because it is manufactured using virgin fiber combined with the kraft bleaching process, which results in superior cleanliness, brightness and consistency. SBS paperboard is often manufactured with a clay coating to provide superior surface printing qualities. SBS paperboard can also be extrusion coated with a plastic film to provide a moisture barrier for some uses.

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
Folding Carton Segment. Folding carton is the largest portion of the SBS category of the U.S. paperboard industry comprising approximately 41% of the category in 2013. Within the folding carton segment there are varying qualities of SBS paperboard. The high end of the folding carton category in general requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. SBS paperboard is also used in the packaging of frozen foods, beverages and baked goods.
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
Our Pulp and Paperboard Business
Our Pulp and Paperboard segment operates facilities in Idaho, which has two paperboard machines, and Arkansas, which has one paperboard machine. As of December 31, 2013, we were one of the five largest producers of bleached paperboard in North America with approximately 11% of the available production capacity.
Our overall pulp and paperboard production consists primarily of folding carton, liquid packaging, cup, plate, commercial printing grades and hardwood and softwood pulp.
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
At our Idaho facility we produce bleached softwood pulp primarily for internal use. As a result of the acquisition of Cellu Tissue, which relied entirely on purchased pulp, we have significantly decreased external sales of pulp produced by our Pulp and Paperboard segment and instead utilize that pulp in our Consumer Products segment. Depending on market factors, we may sell some pulp externally going forward.

Our pulp mills are currently capable of producing approximately 856,000 tons of pulp on an annual basis. In 2013, we utilized 80% of our pulp production, or approximately 650,000 tons, to produce approximately 766,000 tons of paperboard. The increase in tonnage from pulp to paperboard production is due to the addition of coatings and other manufacturing processes. We also used 19% of our pulp production, or approximately 158,000 tons, in our Consumer Products segment to produce tissue products. The remaining 1% of our pulp production, or approximately 9,000 tons, was sold externally.
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
RAW MATERIALS AND INPUT COSTS
For our manufacturing operations, the principal raw material used is wood fiber, which consists of purchased pulp and chips, sawdust and logs. During 2013, our purchased pulp costs were 17.6% of our cost of sales, while chips, sawdust and logs accounted for 8.3%. In 2013, our Consumer Products segment sourced approximately 30% of its total pulp supply from our Pulp and Paperboard segment, with the remainder purchased from external suppliers. We operate a wood chipping facility located in Clarkston, Washington, near our Lewiston, Idaho, facility in an effort to bolster our wood fiber position and obtain short-term and long-term cost savings.
We utilize a significant amount of chemicals in the production of pulp and paper, including caustic, polyethylene, starch, sodium chlorate, latex and specialty process paper chemicals. Many of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are impacted by petroleum prices. During 2013, chemical costs accounted for 11.5% of our cost of sales.
Transportation is a significant cost input for our business. Fuel prices impact our transportation costs for delivery of raw materials to our manufacturing facilities and delivery of our finished products to customers. Our total transportation costs were 10.8% of our cost of sales in 2013.
We consume substantial amounts of energy, such as electricity, hog fuel, steam and natural gas. During 2013, energy costs accounted for 7.6% of our cost of sales. We purchase a significant portion of our natural gas and electricity under supply contracts, most of which are between a specific facility and a specific local provider. Under most of these contracts, the providers have agreed to provide us with our requirements for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we use firm-price contracts to mitigate price risk for certain of our energy requirements.
As a significant producer of private label consumer tissue products, we also incur expenses related to packaging supplies used for retail chains, wholesalers and cooperative buying organizations. Our total packaging costs for 2013 were 6.2% of our cost of sales.
Our maintenance and repairs, including major maintenance and repairs, represented 5.8% of our cost of sales for 2013 and are expensed as incurred. We perform routine maintenance on our machines and equipment and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
We also record depreciation expense associated with our plant and equipment. Depreciation expense was 4.8% of our cost of sales for 2013.
SEASONALITY
Our Consumer Products segment experiences some drop in shipments during the fourth quarter generally as a result of decreased consumer demand, retail brand holiday promotions, and end of year inventory management by non-retail customers.  In addition, customer buying patterns for our paperboard generally result in lower sales for our Pulp and Paperboard segment during the first and fourth quarters, when compared to second and third quarters of a given year.
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

EMPLOYEES
As of December 31, 2013, we had approximately 3,860 employees, of which approximately 2,610 were employed by our Consumer Products segment, approximately 1,110 were employed by our Pulp and Paperboard segment and approximately 140 were corporate administration employees. This workforce consisted of approximately 760 salaried employees and approximately 3,100 hourly and fixed rate employees. As of December 31, 2013, approximately 53% of our workforce was covered under collective bargaining agreements.
Unions represent hourly employees at eight of our manufacturing sites. There was one hourly union labor contract that expired in 2013, which was renegotiated during the year. Four collective bargaining agreements expire in 2014 and will need to be renegotiated:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
August 31, 2014	Consumer Products Division and Pulp & Paperboard Division-Lewiston, Idaho	United Steel Workers (USW)	1,000
August 31, 2014	Consumer Products Division and Pulp & Paperboard Division-Lewiston, Idaho	International Brotherhood of Electrical Workers (IBEW)	55
October 31, 2014	Consumer Products Division- Natural Dam, New York	United Steel Workers (USW)	75
December 13, 2014	Consumer Products Division- Menominee, Michigan	United Steel Workers (USW)	95

EXECUTIVE OFFICERS OF THE REGISTRANT
The following individuals are deemed our “executive officers” under the Securities Exchange Act of 1934 as of December 31, 2013. Executive officers of the company are generally appointed as such at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which they were selected as officers. No family relationships exist among any of our executive officers.
Linda K. Massman (age 47), has served as Chief Executive Officer and as a director since January 2013. Ms. Massman served as President and Chief Operating Officer from November 2011 until December 31, 2012, and as Chief Financial Officer from December 2008 to April 2012. From May 2011 to November 2011, Ms. Massman served as Senior Vice President, Finance, and as Vice President, Finance from December 2008 to May 2011. From September 2008 to December 2008, Ms. Massman served as a Vice President of Potlatch Corporation, pending completion of the spin-off of Clearwater Paper Corporation. From May 2002 to August 2008, Ms. Massman served as the Group Vice President, Finance and Corporate Planning for SUPERVALU Inc., a grocery retail company.
John D. Hertz (age 47) joined the company in June 2012 as Senior Vice President, and has served as Senior Vice President, Finance and Chief Financial Officer since August 2012. Before joining our company, Mr. Hertz was the Vice President and Chief Financial Officer, of Novellus Systems, Inc., a position he held from June 2010 to June 2012. From October 2007 to June 2010, he served as Novellus' Vice President of Corporate Finance and Principal Accounting Officer and as Vice President and Corporate Controller from June 2007 to October 2007. From 2000 to 2007, Mr. Hertz worked for Intel Corporation where he held a number of positions, including Central Finance Controller of the Digital Enterprise Group, Finance Controller of the Enterprise Platform Services Division and Accounting Policy Controller. Prior to that Mr. Hertz was a Senior Manager with KPMG.
Michael S. Gadd (age 49) has served as Senior Vice President since May 2011 and General Counsel and Corporate Secretary since December 2008. In addition, he served as Vice President from December 2008 to May 2011. From March 2006 to December 2008, Mr. Gadd served as Associate General Counsel of Potlatch Corporation, and served as Corporate Secretary of Potlatch from July 2007 to December 2008. From 2000 to January 2006, Mr. Gadd was an attorney with Perkins Coie, LLP in Portland, Oregon.
Thomas A. Colgrove (age 62), has served as Senior Vice President and President of Consumer Products since January 2013, and served as Senior Vice President and President of Pulp and Paperboard from May 2011 until December 31, 2012. Mr. Colgrove served as Vice President of Pulp and Paperboard from May 2009 to May 2011. He was employed by Kimberly-Clark Corporation from 1984 to 2009, in various manufacturing management positions, including as Senior Director-North America Product Supply with responsibility for seven North American tissue facilities from September 2006 to April 2009.
Danny G. Johansen (age 63) has served as Senior Vice President and President of Pulp and Paperboard since January 2013. From December 2008 through December 2012, he served as Vice President, Sales and Marketing, for Pulp and Paperboard. Prior to December 2008, Mr. Johansen was employed by Potlatch Corporation for nearly 36 years. From 2002 to December 2008, he served as the Director of Sales, Idaho Pulp and Paperboard division, for Potlatch.
Jackson O. Lynch (age 45) has served as Senior Vice President of Human Resources since April 2013. Before joining our company, Mr. Lynch served as Vice President of Human Resources for Nestlé USA’s Direct Store Delivery division from March 2010 to February 2013. From June 2007 to March 2010, he served as National Director of Human Resources for Nestlé USA's Dreyer's Ice Cream division. Prior to June 2007, Mr. Lynch held various senior human resources roles with PepsiCo, Inc.

ITEM 1A.
Risk Factors
Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.
The expansion of our TAD tissue offerings may not proceed as anticipated.
In connection with our long-term growth strategy, we built a new TAD paper machine and installed five converting lines at our facility in Shelby, North Carolina and upgraded our TAD manufacturing capabilities at our Las Vegas, Nevada facility. As these are recently completed projects, we are still in the process of optimizing the mix and the quality of the TAD products being produced at these facilities, the converting and distribution of our TAD and existing tissue products and the sales mix of our new TAD product offerings with existing product lines. We also continue to work with existing customers as well as new customers to develop marketing and sales programs in connection with the new TAD products. These ongoing efforts entail numerous risks, including difficulties in integrating the new TAD products with existing products, difficulties in integrating the new operations and personnel with our other tissue operations and market acceptance of and demand for the new TAD products. Any of these risks, if realized, could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, such events could also divert management's attention from other business concerns.
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
In 2013, our Consumer Products segment derived approximately 33% of its net sales and we derived approximately 20% of our total net sales from three customers. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our business, results of operations and financial condition. We have experienced increased price and promotion competition for our consumer products customers, particularly in regards to TAD products, which can decrease our gross margins and adversely affect our financial condition. Some of our customers have the capability to produce the parent rolls or products themselves that they purchase from us. Our Pulp and Paperboard segment sells its products to a large number of customers, although certain customers have historically purchased a significant amount of our pulp or paperboard products.
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
We depend on external sources of wood pulp, which subjects our business and results of operations to potentially significant fluctuations in the price of market pulp.
Our Consumer Products segment sources a significant portion of its wood pulp requirements from external suppliers. In 2013, it sourced approximately 70% of its pulp requirements externally. Approximately 17.6% of our cost of sales in 2013 consisted of purchased pulp costs. Our dependence on external sources of wood pulp increases our exposure to fluctuations in prices for wood pulp, which in turn could have a material adverse effect on our financial results, operations and cash flows.
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
Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products and consumer products. In 2013, our wood fiber costs were 8.3% of our cost of sales. Much of the wood fiber we use in our pulp manufacturing process in Lewiston, Idaho, is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in the lumber industry. The significant reduction in home building over the past five years resulted in the closure or curtailment of operations at many sawmills. The price of wood fiber is expected to remain volatile until the housing market recovers and sawmill operations increase. Additionally, the supply and price of wood fiber can be negatively affected by weather and other events.
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
We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our pulp and paperboard facilities require periodic shutdowns to perform major maintenance. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which a shutdown occurs and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during the shutdown period.
Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. For example, we have had to curtail operations at certain of our facilities as the result of an electrical malfunction and a fire in previous years. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism, changes in or non-compliance with environmental or safety laws and the lack of availability of services from any of our facilities' key suppliers. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Increases in our transportation costs or disruptions in our transportation services could have a material adverse effect on our business.
Our business, particularly our Consumer Products business, is dependent on transportation services to deliver our products to our customers and to deliver raw materials to us. In 2013, our transportation costs were 10.8% of our cost of sales. The costs of these transportation services are primarily determined by fuel prices, which have steadily increased since 2008 and are affected by geopolitical and economic events. We have not been in the past, and may not be in the future, able to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.
If any transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture products on a timely basis. Shipments of products and raw materials may be delayed or disrupted due to weather conditions, labor strikes, regulatory actions or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business and financial performance may be harmed by future labor disruptions.
As of December 31, 2013, 53% of our full-time employees are represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. Four collective bargaining agreements have a 2014 expiration date and will need to be renegotiated. Any failure to reach an agreement with one of the unions may result in strikes, lockouts or other labor actions. Any such labor actions, including work slowdowns in the future or stoppages, could have a material adverse effect on our operations and financial results.

The cost of chemicals and energy needed for our manufacturing processes significantly affects our business.
We use a variety of chemicals in our manufacturing processes, including latex and polyethylene, many of which are petroleum-based chemicals. In 2013, our chemical costs were 11.5% of our cost of sales. Prices for these chemicals have been and are expected to remain volatile. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages and cost increases, ration the amount of chemicals available to us, and therefore we may not be able to obtain at favorable prices the chemicals we need to operate our business, if we are able to obtain them at all.
Our manufacturing operations utilize large amounts of electricity and natural gas and our energy requirements, particularly natural gas, have increased significantly as a result of operations at our North Carolina facility. In 2013, our energy costs were 7.6% of our cost of sales. Energy prices have fluctuated widely over the past decade, which in turn affects our cost of sales. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, geopolitical events, government regulation, and natural disasters. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.
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
Our ability to successfully compete in the pulp and paperboard industry is influenced by a number of factors, including manufacturing capacity, general economic conditions and the availability and demand for paperboard substitutes. Our Pulp and Paperboard business competes with International Paper, MeadWestvaco, Georgia-Pacific, RockTenn and international producers, most of whom are much larger than us. Any increase in manufacturing capacity by any of these or other producers could result in overcapacity in the pulp and paperboard industry, which could cause downward pressure on pricing. For example, several new, large paperboard manufacturing facilities in China have recently been, or soon will be, completed, the output of which is expected to increase paperboard supplies on the international market. In addition, customers could choose to use types of paperboard that we do not produce or could rely on alternative materials, such as plastic, for their products. An increased supply of any of these products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Competitors' branded products and private label products could have an adverse effect on our financial results.
Our consumer products compete with well-known, branded products, as well as other private label products. Inherent risks in our competitive strategy include whether our products will receive direct and retail customer acceptance, new product offerings by competitors, the effects of consolidation within retailer and distribution channels, and price competition from companies that may have greater financial resources than we do. If we are unable to offer our existing customers, or new customers, tissue products comparable to branded products or private label TAD products in terms of quality and/or price, we may lose business or we may not be able to grow our existing business and be forced to sell lower-margin products, all of which could negatively affect our financial condition and results of operations.
Increased competition and supply from foreign manufacturers could have adverse effects on the demand for our products and financial results.
Foreign manufacturers, particularly in Asia, are currently increasing, and are expected to continue to increase, their paper production capabilities, particularly of paperboard. This, in turn, may result in increased competition in the North American paper markets from direct sales by foreign competitors into these markets and/or increased competition in the U.S. as domestic manufacturers seek increased U.S. sales to offset displaced overseas sales caused by increased sales by Asian suppliers into those markets. An increased supply of Asian paper products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our company-sponsored pension plans are currently underfunded, and we are required to make cash payments to the plans, reducing cash available for our business.
We have company-sponsored pension plans covering certain of our salaried and hourly employees. The significant decline in the securities markets beginning in 2008 and resulting substantial decline in the value of equity and fixed income investments held by these plans, coupled with a low interest rate environment resulting in higher liability valuations, caused these plans to be underfunded so that the projected benefit obligation exceeded the aggregate fair value of plan assets. At December 31, 2013, and 2012, our company sponsored pension plans were underfunded in the aggregate by approximately $6.8 million and $78.7 million, respectively. As a result of underfunding, we are required to make contributions to our qualified pension plans. In 2013, we contributed $15.1 million to these pension plans. We may be required to make increased annual contributions to our pension plans in future years, which would reduce the cash available for business and other needs.
We may be required to pay material amounts under multiemployer pension plans.
We contribute to two multiemployer pension plans. The amount of our annual contributions to each of these plans is negotiated with the plan and the bargaining unit representing our employees covered by the plan. In 2013, we contributed approximately $6 million to these plans, and in future years we may be required to make increased annual contributions, which would reduce the cash available for business and other needs. In addition, in the event of a partial or complete withdrawal by us from any multiemployer plan that is underfunded, we would be liable for a proportionate share of such multiemployer plan's unfunded vested benefits, referred to as a withdrawal liability. A withdrawal liability is considered a contingent liability. In the event that any other contributing employer withdraws from any multiemployer plan that is underfunded, and such employer cannot satisfy its obligations under the multiemployer plan at the time of withdrawal, then the proportionate share of the plan’s unfunded vested benefits that would be allocable to us and to the other remaining contributing employers, would increase and there could be an increase to our required annual contributions. In renegotiations of collective bargaining agreements with labor unions that participate in these multiemployer plans, we may decide to discontinue participation in these plans.
One of the multiemployer pension plans to which we contribute, the PACE Industry Union-Management Pension Fund, or PIUMPF, was certified to be in “critical status” for the plan year beginning January 1, 2010, and continued to be in critical status for the plan year beginning January 1, 2013. In 2013, two large employers withdrew from PIUMPF. Further withdrawals by other contributing employers could cause a “mass withdrawal” from, or effectively a termination of, PIUMPF or alternatively we could elect to withdraw. Although we have no current intention to withdraw from PIUMPF, if we were to withdraw, either completely or partially, we would incur a withdrawal liability based on our share of PIUMPF’s unfunded vested benefits. Based on information as of December 31, 2012 provided by PIUMPF and reviewed by our actuarial consultant, we estimate that, as of December 31, 2013, the payments that we would be required to make to PIUMPF in the event of our complete withdrawal would be approximately $5.7 million per year on a pre-tax basis. These payments would continue for 20 years, unless we were deemed to be included in a “mass withdrawal” from PIUMPF, in which case these payments would continue in perpetuity. However, we are not able to determine the exact amount of our withdrawal liability because the amount could be higher or lower depending on the nature and timing of any triggering event, the funded status of the plan and our level of contributions to the plan prior to the triggering event. These withdrawal liability payments would be in addition to pension contributions to any new pension plan adopted or contributed to by us to replace PIUMPF, all of which would reduce the cash available for business and other needs. Adverse changes to pension laws and regulations could increase the likelihood and amount of our liabilities arising under PIUMPF.

Our pension and health care costs are subject to numerous factors which could cause these costs to change.
In addition to our pension plans, we provide health care benefits to certain of our current and former U.S. salaried and hourly employees. There is a risk of higher enrollment and claims in our health care plans and likely increased costs due to the Affordable Care Act’s individual mandate and required coverage. Our health care costs vary with changes in health care costs generally, which have significantly exceeded general economic inflation rates for many years. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions about future investment returns. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase pension costs. Significant changes in any of these factors may adversely impact our cash flows, financial condition and results of operations.
We are subject to significant environmental regulation and environmental compliance expenditures, which could increase our costs and subject us to liabilities.
We are subject to various federal, state and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. Increased regulatory activity at the state, federal and international level is possible regarding climate change as well as other emerging environmental issues associated with our manufacturing sites, such as water quality standards based on elevated fish consumption rates. Compliance with regulations that implement new public policy in these areas might require significant expenditures on our part or even the curtailment of certain of our manufacturing operations.
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
In 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation at our Lewiston, Idaho pulp facility. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations, and the parties entered into an agreement to toll the statute of limitations. The tolling agreement expires on July 31, 2014, unless further extended by the parties. Discussions with the DOJ and EPA are ongoing. However, this matter could result in civil penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to take corrective measures, install pollution control equipment, or take other remedial actions.
We own properties, conduct or have conducted operations at properties, and have assumed indemnity obligations in connection with our spin-off in 2008 from Potlatch Corporation, for properties or operations where hazardous materials have been or were used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to risks under environmental laws that impose liability for historical releases of hazardous substances. There can be no assurance that future environmental permits will be granted or that we will be able to maintain and renew existing permits, and the failure to do so could have a material adverse effect on our results of operations, financial condition and cash flows.
We rely on information technology in critical areas of our operations, and a disruption relating to such technology could harm our financial condition.
We use information technology, or IT, systems in various aspects of our operations, including enterprise resource planning, or ERP, management of inventories and customer sales. Some of these systems have been in place for long periods of time. Additionally, with the acquisition of Cellu Tissue, we have different legacy IT systems which we are continuing to integrate, including the implementation of a single company-wide ERP system. If one of these systems or the ERP implementation was to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our results of operations and financial condition. In addition, we may underestimate the costs and expenses of developing and implementing new systems.

We face cyber-security risks.
Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could result in lost sales, business delays, negative publicity and could have a material adverse effect on our business, results of operations and financial condition.
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

ITEM 1B.
Unresolved Staff Comments
None.

ITEM 2.
Properties
FACILITIES
We own and operate facilities located throughout the United States and one in Canada. The following table lists each of our facilities and its location, use, and 2013 capacity and production:

	USE	LEASED OR OWNED	CAPACITY		PRODUCTION[1]
CONSUMER PRODUCTS
Tissue manufacturing facilities:
East Hartford, Connecticut	Tissue	Owned	36,000	tons	32,000	tons
Gouverneur, New York	Tissue	Owned	39,000	tons	39,000	tons
Ladysmith, Wisconsin	Tissue	Owned	56,000	tons	52,000	tons
Las Vegas, Nevada	TAD tissue	Owned	38,000	tons	35,000	tons
Lewiston, Idaho	Tissue	Owned	190,000	tons	185,000	tons
Menominee, Michigan	Machine-glazed tissue	Owned	36,000	tons	34,000	tons
Neenah, Wisconsin	Tissue	Owned	84,000	tons	80,000	tons
Shelby, North Carolina[3]	TAD tissue	Owned/Leased	70,000	tons	54,000	tons
St. Catharines, Ontario	TAD tissue	Owned	20,000	tons	22,000	tons
	Machine-glazed tissue		23,000	tons	23,000	tons
Wiggins, Mississippi	Tissue	Owned	29,000	tons	29,000	tons
	Machine-glazed tissue		33,000	tons	33,000	tons
			654,000	tons	618,000	tons
Tissue converting facilities:
Central Islip, New York[2]	Tissue converting	Leased	38,000	tons	29,000	tons
Elwood, Illinois[2]	Tissue converting	Leased	68,000	tons	58,000	tons
Las Vegas, Nevada	Tissue converting	Owned	61,000	tons	52,000	tons
Lewiston, Idaho	Tissue converting	Owned	95,000	tons	72,000	tons
Menominee, Michigan	Machine-glazed tissue converting	Owned	27,000	tons	6,000	tons
Neenah, Wisconsin	Tissue converting	Owned	99,000	tons	63,000	tons
Oklahoma City, Oklahoma[2]	Tissue converting	Leased	29,000	tons	15,000	tons
Shelby, North Carolina[3]	Tissue converting	Owned/Leased	62,000	tons	37,000	tons
Thomaston, Georgia[2,4]	Tissue converting	Leased	—	tons	12,000	tons
			479,000	tons	344,000	tons
PULP AND PAPERBOARD
Pulp Mills:
Cypress Bend, Arkansas	Pulp	Owned	316,000	tons	291,000	tons
Lewiston, Idaho	Pulp	Owned	540,000	tons	526,000	tons
			856,000	tons	817,000	tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	Paperboard	Owned	343,000	tons	325,000	tons
Lewiston, Idaho	Paperboard	Owned	445,000	tons	441,000	tons
			788,000	tons	766,000	tons
CORPORATE
Alpharetta, Georgia	Operations and administration	Owned/Leased		N/A		N/A
Spokane, Washington	Corporate headquarters	Leased		N/A		N/A

[1]	Production amounts are approximations for full year 2013.

[2]	The buildings located at these facilities are leased by Clearwater Paper or a subsidiary, and the operating equipment located within the building is owned by Clearwater Paper or a subsidiary.

[3]
In December 2012, our new TAD tissue machine in North Carolina began producing tissue. In addition to two converting lines installed in 2011, and two more converting lines installed in 2012, at our North Carolina location, two more tissue converting lines at that site became operational during 2013.

[4]
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. As of December 31, 2013, all converting lines have been relocated and installed at our other facilities. As a result, the capacity from our Thomaston facility has been reallocated accordingly.

In addition to the manufacturing facilities listed in this table, we own a chip shipment facility in Columbia City, Oregon and a chipping producing facility in Clarkston, Washington.

ITEM 3.
Legal Proceedings
On August 13, 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. On July 19, 2013, the EPA issued to us an additional information request. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations. On October 21, 2013, the parties entered into a new agreement to toll the statute of limitations. The tolling period commenced as of September 14, 2012 and expires on July 31, 2014, unless further extended by the parties. Discussions with the DOJ and EPA are ongoing.
In addition to the matters discussed above, we may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 4.
Mine Safety Disclosures
Not applicable.

Part II

ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET FOR OUR COMMON STOCK
Our common stock is traded on the New York Stock Exchange. The following table sets forth, for each period indicated, the high and low sales prices of our common stock during our two most recent years.

	Common Stock Price
	High	Low
Year Ended December 31, 2013:
Fourth Quarter	$53.91	$47.15
Third Quarter	50.40	45.13
Second Quarter	52.47	44.64
First Quarter	53.01	38.94
Year Ended December 31, 2012:
Fourth Quarter	$42.79	$37.33
Third Quarter	41.98	33.37
Second Quarter	34.79	29.84
First Quarter	40.19	32.51
HOLDERS
On February 14, 2014, the last reported sale price for our common stock on the New York Stock Exchange was $65.88 per share. As of February 14, 2014, there were approximately 1,000 registered holders of our common stock.
DIVIDENDS
We have not paid any cash dividends and do not anticipate paying a cash dividend in 2014. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and our stockholders. The declaration and amount of any dividends, however, will be determined by our Board of Directors and will depend on our earnings, our compliance with the terms of our notes and revolving credit facility that contain certain restrictions on our ability to pay dividends, and any other factors that our Board of Directors believes are relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Please see Part III, Item 12 of this report for information relating to our equity compensation plans.
ISSUER PURCHASES OF EQUITY SECURITIES
On February 5, 2014, in an event subsequent to the close of our 2013 fiscal year, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
On January 17, 2013, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock, which was completed in 2013. The repurchases were authorized to be carried out by the utilization of a number of different methods, including but not limited to, open market purchases, accelerated buybacks and negotiated block purchases. On March 1, 2013, we entered into an accelerated stock buyback, or ASB, agreement with a major financial institution to repurchase an aggregate of $50.0 million of our outstanding common stock. In total, 1,039,513 shares of our outstanding common stock were delivered under the ASB agreement at an average repurchase price of $48.10 per share. In addition to the ASB agreement, we also made repurchases of 1,030,657 shares of our outstanding common stock on the open market at a total cost of $50.0 million, representing an average price of $48.51 per share.

On July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $30.0 million of our common stock. Under the stock repurchase program, we were authorized to repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. We completed this repurchase program in the fourth quarter of 2012. The total number of shares repurchased under this program was 853,470 at an aggregate cost of $30.0 million and an average price of $35.15 per share.
The following table provides information about share repurchases that we made during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2013 to October 31, 2013	494,760	$48.95	494,760	$—
November 1, 2013 to November 30, 2013	—	$—	—	$—
December 1, 2013 to December 31, 2013	—	$—	—	$—
Total	494,760	$48.95	494,760

ITEM 6.
Selected Financial Data
All of the data listed below has been derived from our audited financial statements. Our historical financial and other data is not necessarily indicative of our future performance. In addition, all amounts below for 2010 reflect the acquisition of Cellu Tissue on December 27, 2010, including four days of Cellu Tissue’s operating results and incurrence of acquisition related expenses. Amounts for 2011 forward, are reflective of the sale of our Lewiston, Idaho sawmill in November 2011.
Earnings per share and common shares outstanding data have been retroactively adjusted to reflect our two-for-one stock split that was effected in the form of a stock dividend distributed on August 26, 2011 to shareholders of record on August 12, 2011.

(In thousands, except earnings per share amounts)	2013	2012	2011	2010	2009
Net sales	$1,889,830	$1,874,304	$1,927,973	$1,372,965	$1,250,069
Income from operations[1]	99,328	145,387	115,445	98,767	297,440
Net earnings	106,955	64,131	39,674	73,800	182,464
Working capital[2]	375,975	293,733	390,839	394,346	452,583
Long-term debt, net of current portion	650,000	523,933	523,694	538,314	148,285
Stockholders’ equity	605,094	540,894	484,904	468,349	363,736
Capital expenditures[3]	86,508	207,115	137,743	47,033	19,328
Property, plant and equipment, net	884,698	877,377	735,566	654,456	364,024
Total assets	1,744,825	1,633,456	1,571,318	1,545,336	947,463
Basic net earnings per common share	$4.84	$2.75	$1.73	$3.22	$8.03
Basic average common shares outstanding	22,081	23,299	22,914	22,947	22,721
Diluted net earnings per common share	$4.80	$2.72	$1.66	$3.12	$7.75
Diluted average common shares outstanding	22,264	23,614	23,952	23,670	23,540

[1]	Income from operations for the year ended December 31, 2009, included $170.6 million associated with the Alternative Fuel Mixture Tax Credit.

[2]	Working capital is defined as our current assets less our current liabilities as presented on our Consolidated Balance Sheets.

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
OVERVIEW
2013 Highlights
Consumer Products Expansion
In December 2012, we announced the start-up of our new through-air-dried, or TAD, paper machine and the completion of two additional converting lines that became operational in Shelby, North Carolina during the fourth quarter of 2012. With the completion of two additional converting lines at that facility in 2013, bringing the total to six, and upgrades to our TAD tissue manufacturing facility in Las Vegas, Nevada, we expect to increase our ultra and premium offerings to existing and new customers.
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
Capital Allocation
On February 5, 2014, in an event subsequent to the close of our 2013 fiscal year, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
On January 23, 2013, we issued $275 million aggregate principal amount of 4.5% senior notes, which we refer to as the 2013 Notes. Approximately $166 million of the net proceeds from the issuance was used to redeem all of our $150 million aggregate principal amount of 10.625% senior notes due 2016, which we refer to as the 2009 Notes.
On January 17, 2013, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock, which was completed in fourth quarter. The repurchases were authorized to be carried out by the utilization of a number of different methods, including but not limited to, open market purchases, accelerated buybacks and negotiated block purchases. On March 1, 2013, we entered into an accelerated stock buyback, or ASB, agreement with a major financial institution to repurchase an aggregate of $50.0 million of our outstanding common stock. In total, 1,039,513 shares of our outstanding common stock were delivered under the ASB agreement at an average repurchase price of $48.10 per share. In addition to the ASB agreement, we also made repurchases of 1,030,657 shares of our outstanding common stock on the open market at a total cost of $50.0 million, representing an an average price of $48.51 per share.
Facility Closures
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston having ceased at the end of 2013. We incurred $6.0 million of costs associated with the closure in 2013.
On February 17, 2014, in an event subsequent to the close of our 2013 fiscal year, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. We expect the total impact of non-recurring exit related costs to be approximately $12 million to $15 million, of which approximately $10 million is expected to be incurred in 2014 and the remainder in 2015.

Business
We are a leading producer of private label tissue and premium bleached paperboard products. Our products are primarily wood pulp-based and predominately manufactured in the U.S.
Our business is organized into two reporting segments:

•
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products in each tissue category, including bathroom tissue, paper towels, napkins and facial tissue. We also manufacture away-from-home tissue, or AFH, machine-glazed tissue and parent rolls for external sales. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our consumer products customers. In 2013, our Consumer Products segment had net sales of $1.1 billion, representing approximately 61% of our total net sales.

•
Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of solid bleach sulfate paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products, and slush pulp, which it supplies to our Consumer Products segment. In 2013, our Pulp and Paperboard segment had net sales of $740.1 million, representing approximately 39% of our total net sales.

Developments and Trends in our Business
Net Sales
Prices for our consumer tissue products are affected by competitive conditions and the prices of branded tissue products. Tissue has historically been one of the strongest segments of the paper and forest products industry due to its steady demand growth and the absence of severe supply imbalances that occur in a number of other paper segments. In recent years the industry has seen an increase in TAD tissue products as industry participants have added or improved TAD production facilities. Our Consumer Products segment competes based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.
Our pulp and paperboard business experiences cyclical market conditions and is affected by macro-economic conditions around the world. As a result, historical prices for our products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. In addition, currency exchange rates affect U.S. supplies of paperboard, as non-U.S. manufacturers are attracted to the U.S. market when the dollar is relatively strong. Our paperboard business, through exports denominated in U.S. dollars, has benefited significantly from general weakness in the U.S. dollar over the past few years. Paperboard pricing was relatively flat when comparing 2013 to 2012.
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

	Years Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$294,911	17.6%	$242,921	15.1%	$291,595	17.1%
Chemicals	191,473	11.5	183,606	11.5	174,660	10.3
Transportation[1]	180,188	10.8	171,114	10.6	185,329	10.9
Chips, sawdust and logs	139,456	8.3	162,904	10.1	196,017	11.5
Energy	126,687	7.6	109,592	6.8	130,179	7.6
Packaging supplies	103,286	6.2	86,282	5.4	94,926	5.6
Maintenance and repairs[2]	97,006	5.8	98,217	6.1	99,775	5.9
Depreciation	80,758	4.8	69,880	4.3	70,564	4.1
	$1,213,765	72.6%	$1,124,516	69.9%	$1,243,045	73.0%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For 2013, total purchased pulp costs were 17.6% of our cost of sales, representing a 2.5 percentage point increase compared to 2012. The higher purchased pulp costs were due primarily to increased usage associated with the ramp up of our North Carolina TAD paper machine. In addition, higher purchased pulp costs were driven by increased pricing, as well as the need to purchase additional pulp from external suppliers to offset the reduction from internal sources resulting from the planned major maintenance at our Idaho pulp and paperboard facility during the third quarter of 2013 and the machine downtime taken at our Arkansas pulp and paperboard facility in the first quarter of 2013.
Chemicals. We consume a substantial amount of chemicals in the production of pulp and paperboard, as well as in the production of our tissue products. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. A large portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are impacted by petroleum prices.
Our chemical costs increased $7.9 million compared to 2012, due to increased pricing for polyethylene and other processing chemicals, as well as higher chemical consumption resulting from the first year of production on our North Carolina TAD paper machine. In addition, chemical consumption increased in 2013 at our Arkansas pulp and paperboard facility due to recovery boiler operational issues in the second quarter.
Transportation. Fuel prices impact transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for 2013, compared to 2012, were $9.1 million higher as a result of increased shipping costs related to an increase in average miles shipped and increased shipments of converted TAD products, as well as lower first quarter inventory levels for our Consumer Products segment related to our TAD transition. The reduced inventory levels required multiple shifts in regional distributions for our tissue product lines, and as a result we incurred an overall increase of internal tons shipped.
Chips, sawdust and logs. We purchase chips, sawdust and logs used to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs decreased by $23.4 million for chips, sawdust and logs for 2013, compared to 2012. The overall decline in the 2013 period was primarily attributable to lower overall pricing at our Idaho pulp and paperboard facility and decreased usage due to our planned major maintenance during the third quarter of 2013 at the same facility. In addition, we experienced decreased usage at our Arkansas pulp and paperboard facility due to recovery boiler operational issues, which were partially offset by higher overall pricing at our Arkansas facility due primarily to supply limitations caused by wet weather conditions in the region for part of 2013.

Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices have fluctuated widely over the past decade. We have taken steps, and intend to continue to take steps, to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. TAD tissue production, however, involves increased natural gas usage as compared to conventional tissue manufacturing and, as a result, our natural gas requirements have increased with the ramp up our North Carolina TAD paper machine. Energy costs for 2013 were 15.6% higher than 2012 due to the first full year of production on our North Carolina TAD paper machine, as well as an increase in average market pricing for natural gas. To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of December 31, 2013, these contracts covered approximately 55% of the expected average monthly requirements for the first quarter of 2014. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to consumers. For 2013, packaging costs were $17.0 million higher than 2012 primarily due to higher retail case shipments of facial and bathroom tissue and an increase in prices for poly wrapping and corrugated cardboard.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. Our next planned major maintenance outage is scheduled for the spring of 2015. During the first quarter of 2013, we had four days of machine downtime costing $5.0 million, excluding labor, at our Arkansas facility. During the third quarter of 2013, we incurred 11 days of paper machine downtime, costing $17.5 million, for the planned major maintenance at our Idaho facility. There was no major maintenance in the second and fourth quarters of 2013.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, to improve safety at our facilities and to comply with environmental laws. Excluding $11.9 million of expenditures for our TAD project, we spent $74.5 million on capital expenditures during 2013.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for 2013 was $10.9 million higher than 2012 due primarily to $10.7 million of additional depreciation expense associated with our North Carolina TAD paper machine, which started up in December 2012.
Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced an increase in wage and benefit expenses in 2013, compared to 2012, due largely to the incremental costs associated with the startup of our North Carolina TAD facility, as well as higher overall employee costs.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. Our total selling, general and administrative costs were $119.1 million in 2013 compared to $121.0 million in 2012. The lower expense for 2013 was due primarily to a decrease in profit-dependent compensation accruals and lower legal expenses during 2013, partially offset by a $2.7 million increase in mark-to-market expense related to our directors' common stock units in 2013 compared to 2012.
Interest expense
Interest expense is mostly comprised of interest on the 2013 Notes and our $375 million aggregate principal amount of 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes. Interest expense also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. As a result of the issuance of the 2013 Notes at an interest rate significantly lower than that of our former 2009 Notes, which were redeemed in the first quarter of 2013 using a portion of the proceeds from the 2013 Notes, our interest expense decreased by approximately $3.6 million on an annual basis. However, this favorable change in interest expense associated with our notes was more than offset by a decrease in capitalized interest, as no interest was capitalized in 2013 compared to total capitalized interest of $12.6 million in 2012.

Income taxes
Income taxes are based on reported earnings and tax rates in jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences in reported earnings and taxable income using current law and enacted tax rates. The annual rate, including discrete items, for the year ended December 31, 2013, was a benefit of 179.7%, compared to expense of 42.5% and 44.1% for 2012 and 2011, respectively. The reasons for the change in the tax rate from 2013 compared to 2012 and 2011 were primarily due to three items. The first was a decrease in the rate attributable to the release of uncertain tax positions, resulting in a benefit to the rate of 180.9%. The second was a decrease due to the additional Cellulosic Biofuel Producer Credits, or CBPC, identified as part of an Internal Revenue Service audit that were previously unclaimed, as well as a conversion from the Alternative Fuel Mixture Tax Credit, or AFMTC, to CBPC, which resulted in benefits to the rate of 26.7%. Finally, a decrease in the rate due to state tax credits resulted in a benefit to the rate of 5.9%.
The estimated annual effective tax rate for 2014 is expected to be approximately 38%.

RESULTS OF OPERATIONS
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
YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2013		2012
Net sales	$1,889,830	100.0%	$1,874,304	100.0%
Costs and expenses:
Cost of sales	(1,671,371)	88.4	(1,607,872)	85.8
Selling, general and administrative expenses	(119,131)	6.3	(121,045)	6.5
Total operating costs and expenses	(1,790,502)	94.7	(1,728,917)	92.2
Income from operations	99,328	5.3	145,387	7.8
Interest expense, net	(44,036)	2.3	(33,796)	1.8
Debt retirement costs	(17,058)	0.9	—	—
Earnings before income taxes	38,234	2.0	111,591	6.0
Income tax benefit (provision)	68,721	3.6	(47,460)	2.5
Net earnings	$106,955	5.7%	$64,131	3.4%
Net sales—Net sales for 2013 increased by $15.5 million, or 0.8%, compared to 2012, due to increased shipments of paperboard and higher net selling prices for retail tissue, which were favorably affected by a larger proportion of higher-priced TAD product sales. These favorable comparisons were partially offset by lower non-retail shipments, as well as lower external pulp shipments as we continue to increase our consumption of our internally produced pulp within our Consumer Products segment. These items are discussed further below under “Discussion of Business Segments.”
Cost of sales—Cost of sales increased 2.6 percentage points in 2013 to 88.4% of net sales, compared to 85.8% of net sales in 2012. The increase was primarily a result of $15.7 million in TAD transition costs incurred during the 2013 period, an increase in depreciation expense of $10.7 million related to our North Carolina TAD machine, $6.0 million of costs related to the Thomaston, Georgia facility closure, $2.9 million of incremental costs associated with an electrical disruption and operational issues with maintenance and repairs on the recovery boiler at our Arkansas pulp and paperboard facility, and higher energy, employee and packaging costs.
Selling, general and administrative expenses—Selling, general and administrative expenses decreased $1.9 million, or 1.6%, during 2013 when compared to 2012, due to a decrease in profit-dependent compensation accruals and lower legal expense, which was higher in 2012 due to the First Quality/Metso Paper litigation. These decreases were partially offset by a $4.1 million mark-to-market expense adjustment related to our directors' common stock units compared to $1.4 million of such expense in 2012.
Interest expense—Interest expense increased $10.2 million during 2013, compared to the same period of 2012. The increase was attributable to the absence of capitalized interest during the current year, compared to $12.6 million of capitalized interest associated with our TAD tissue expansion project in 2012. The increase in interest expense was partially offset by the benefit of refinancing the 2009 Notes with proceeds from the issuance of the 2013 Notes, which carry a significantly lower interest rate.
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

Income tax provision—During 2013 and 2012, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for 2013 would have been 33.3%, compared to an adjusted 36.8% in 2012. The following table details these items:

	Years Ended December 31,
(In thousands)	2013	2012
Income tax benefit (provision)	$68,721	$(47,460)
Special items, tax impact:
Discrete tax items related to settlement of uncertain tax positions	(67,457)	—
Discrete tax items related to tax credit conversions	(9,832)	6,398
Debt retirement costs	(6,277)	—
Discrete tax items related to additional CBPC	(3,495)	—
Costs associated with Thomaston facility closure	(2,033)	—
Directors' equity-based compensation expense	(1,399)	(609)
Loss on sale of foam assets	—	(356)
Expense associated with Metso litigation	—	(709)
Adjusted income tax provision	$(21,772)	$(42,736)
We recorded an income tax benefit of $68.7 million in 2013, compared to a provision of $47.5 million in 2012. The generally accepted accounting principles, or GAAP, rate for 2013 was a benefit of 179.7%, compared to a provision of 42.5% for 2012. The lower rate was the result of the net impact of reporting discrete items, primarily relating to an additional benefit realized from a release of uncertain tax positions.

DISCUSSION OF BUSINESS SEGMENTS
Consumer Products

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2013	2012
Net sales	$1,149,692	$1,134,556
Operating income	52,799	93,347
Percent of net sales	4.6%	8.2%

Shipments (short tons)
Non-retail	231,243	237,655
Retail	295,529	293,672
Total tissue tons	526,772	531,327
Converted products cases (in thousands)	55,135	53,675

Sales price (per short ton)
Non-retail	$1,470	$1,466
Retail	2,740	2,674
Total tissue	$2,183	$2,134
Our Consumer Products segment reported an increase in net sales of $15.1 million, or 1.3%, for 2013, compared to 2012. The higher net sales were due primarily to a 2.5% increase in retail tissue net selling prices, largely attributable to a higher proportion of higher-priced TAD product sales, and a 2.7% increase in converted retail tissue case shipments, softened by a 2.7% decrease in non-retail shipments.
Segment operating income for 2013 decreased by $40.5 million compared to the same period in 2012, primarily driven by TAD transition costs of $15.7 million, an increase in depreciation expense of $10.7 million related to our North Carolina TAD machine, and higher energy and employee costs also largely related to the ramp up of the North Carolina facility. In addition, operating income was unfavorably affected by $6.0 million of costs associated with the closure of our Thomaston, Georgia facility, as well as increased packaging costs due to increased pricing for poly wrapping and corrugated cardboard. The TAD transition costs were incurred in the first three quarters of 2013 and consisted primarily of increased transportation, manufacturing and outside purchased paper costs associated with the increased conventional tissue sales we took on to help offset the displacement of conventional tissue sales expected by the ramp up of our new Ultra TAD bathroom tissue product in 2013.
Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2013	2012
Net sales	$740,138	$739,748
Operating income	95,781	103,910
Percent of net sales	12.9%	14.0%

Paperboard shipments (short tons)	765,052	760,919
Paperboard sales price (per short ton)	$958	$956
Net sales for our Pulp and Paperboard segment in 2013 were relatively flat when compared to 2012. While both shipments and net selling pricing for our paperboard increased slightly, these gains were partially offset by a continued decrease in net sales of external pulp, which is a direct result of our continued utilization of internally produced pulp in our Consumer Products segment.
Operating income for the segment decreased $8.1 million during 2013, compared to 2012. The lower operating income was primarily due to incremental costs of $2.9 million associated with an electrical disruption and operational issues with maintenance and repairs on the recovery boiler at our Arkansas pulp and paperboard facility, an increase of approximately 25% in average market pricing for natural gas, and higher employee, transportation and chemical costs.

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
Selling, general and administrative expenses—Selling, general and administrative expenses increased $11.0 million, or 10.0%, during 2012 compared to 2011. The increase was primarily a result of higher wage and benefits expense, increased incentive compensation expense, expense related to the First Quality/Metso Paper litigation and additional expenses associated with the integration of Cellu Tissue Holdings, or Cellu Tissue, and incremental expenses associated with achieving net cost saving synergies from the integration.
Interest expense—Interest expense in 2012 was mostly comprised of interest on the 2010 Notes and the 2009 Notes, as well as the amortization of deferred finance costs associated with these notes and our revolving credit facility. Interest expense in 2012 was partially offset by our capitalization of interest for our TAD project. Interest expense before reductions for capitalized interest in 2012 decreased slightly compared to 2011 primarily as a result of the third quarter 2011 redemption of our industrial revenue bonds.

Income tax provision—During 2012 and 2011, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for 2012 would have been 36.8%, compared to an adjusted 40.5% in 2011. The following table details these items:

	Years Ended December 31,
(In thousands)	2012	2011
Income tax provision	$(47,460)	$(31,246)
Special items, tax impact:
Discrete tax items related to tax credit conversions	6,398	96
Expense associated with Metso litigation	(709)	—
Directors' equity-based compensation expense	(609)	(651)
Loss on sale of foam assets	(356)	—
Discrete tax items related to settlement of uncertain tax positions	—	2,610
Lewiston, Idaho sawmill sale related adjustments	—	(1,271)
Adjusted income tax provision	$(42,736)	$(30,462)
We recorded an income tax provision of $47.5 million in 2012, compared to a provision of $31.2 million in 2011. The GAAP rate for 2012 was a provision of 42.5%, compared to a provision of 44.1% for 2011. The reasons for the change in the tax rate from 2012 compared to 2011 was primarily due to four items. The first was a decrease in the rate attributable to state tax credits. The second was a decrease due to a remeasurement of state deferred tax assets and liabilities using anticipated future tax rates that will be in effect when the underlying assets and liabilities reverse. The third was a reduction of the valuation allowance relating to foreign tax credits. Lastly, the decision in the first quarter of 2012 to convert certain gallons of alternative fuel originally claimed in 2009 under the AFMTC which had been converted by us in 2010 to the CBPC, back to gallons under the AFMTC and associated uncertain tax position.

DISCUSSION OF BUSINESS SEGMENTS
Consumer Products

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2012	2011
Net sales	$1,134,556	$1,092,133
Operating income	93,347	42,806
Percent of net sales	8.2%	3.9%

Shipments (short tons)
Non-retail	237,655	216,109
Retail	293,672	299,410
Total tissue tons	531,327	515,519
Converted products cases (in thousands)	53,675	49,865

Sales price (per short ton)
Non-retail	$1,466	$1,484
Retail	2,674	2,577
Total tissue	$2,134	$2,119
Net sales for our Consumer Products segment in 2012 increased $42.4 million, or 3.9%, compared to 2011 due to increased shipments and higher average net selling prices. Overall shipments increased 3.1% due to increased case sales of retail tissue products, which were largely attributable to increased shipments of lighter weight TAD tissue from our North Carolina converting facility, and higher non-retail shipments in 2012. The increase in net selling prices was primarily due to a price increase for our retail tissue products implemented in the fourth quarter of 2011 and the first quarter of 2012, partially offset by lower non-retail pricing.
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
Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2012	2011
Net sales	$739,748	$835,840
Operating income	103,910	92,827
Percent of net sales	14.0%	11.1%

Paperboard shipments (short tons)	760,919	743,845
Paperboard sales price (per short ton)	$956	$976
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
We present EBITDA, Adjusted EBITDA and Adjusted income tax provisions because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA and Adjusted EBITDA: (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because our credit agreement and the indentures governing the 2010 Notes and 2013 Notes use measures similar to EBITDA to measure our compliance with certain covenants.
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Net earnings	$106,955	$64,131	$39,674
Interest expense, net [1]	61,094	33,796	44,809
Income tax (benefit) provision	(68,721)	47,460	31,246
Depreciation and amortization expense	90,272	79,333	76,933
EBITDA	$189,600	$224,720	$192,662
Directors' equity-based compensation expense	4,084	1,369	1,476
Costs associated with Thomaston facility closure	5,977	—	—
Expense associated with Metso litigation	—	2,019	—
Loss on sale of foam assets	—	1,014	—
Lewiston, Idaho sawmill sale related adjustments[2]	—	—	2,883
Adjusted EBITDA	$199,661	$229,122	$197,021

[1]	Interest expense, net for the year ended December 31, 2013 includes debt retirement costs of $17.1 million.

2
The total impact of the sawmill sale and related adjustments on the Pulp and Paperboard segment was $15.4 million of expense. The net impact to the company was $2.9 million of net expense in 2011 primarily due to offsetting LIFO inventory liquidation and other adjustments recorded at the corporate level.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the years ended December 31, 2013, 2012 and 2011.
Cash Flows Summary

	Years Ended December 31,
(In thousands)	2013	2012	2011
Net cash flows from operating activities	$136,357	$198,693	$68,395
Net cash flows from investing activities	(140,593)	(177,004)	(50,149)
Net cash flows from financing activities	15,332	(17,549)	(29,096)
Operating Activities—Net cash flows from operating activities for 2013 decreased $62.3 million compared to 2012 due primarily to $15.0 million of cash used in working capital during the year, compared to $61.3 million of cash flows generated from working capital in 2012. The decrease in working capital was primarily attributable to a build-up in inventory to support our TAD tissue program, partially offset by higher accounts payable and accrued liabilities and increased accrued interest due to the timing of interest payments on our 2013 Notes. In addition, operating cash flows decreased due to lower net earnings, after adjusting for noncash related items. Included in our noncash adjustments to net earnings was a $75.3 million reduction of tax reserves largely related to our decision to release certain tax reserves based on the Internal Revenue Service's ruling on the taxability of the AFMTC. These decreases were partially offset by a $21.2 million favorable change in cash flows from taxes receivable, an absence of excess tax benefits used in 2013 compared to $15.8 million for 2012, which was a result of performance shares for the 2011-2013 performance period not being paid or issued because the requisite market condition performance measure was not met, and a $5.6 million decrease in contributions to our qualified pension plans in 2013 compared to 2012.
For 2012, net cash flows from operating activities significantly increased compared to 2011 due primarily to cash generated from working capital, compared to cash used for working capital in 2011, as well as higher earnings, after adjusting for noncash items. These increases were partially offset by a $15.8 million excess tax benefit from equity-based compensation arrangements in 2012, a $10.8 million increase in taxes receivable in 2012 compared to a slight decrease in 2011, and an $8.1 million increase in contributions to our qualified pension plans in 2012 compared to 2011.
Investing Activities—Net cash flows from investing activities decreased $36.4 million in 2013, compared to 2012. The decrease in cash used for investing activities was largely due to a $113.2 million decrease in capital spending for plant and equipment in 2013 compared to 2012. The lower capital spending was due to the substantial completion in 2012 of our North Carolina TAD tissue facility associated with our TAD project. The decrease in cash used for investing activities was partially offset by $50.0 million of cash converted into short-term investments in 2013, compared to $35.0 million provided by the conversion of short-term investments into cash during 2012.
Net cash flows from investing activities increased $126.9 million in 2012, compared to 2011. The increase was largely due to increased capital spending for plant and equipment in 2012, primarily associated with our TAD project, as well as a $36.1 million reduction in the amount of cash provided from the conversion of short-term investments into cash in 2012 compared to 2011.
Financing Activities—Net cash flows from financing activities were $15.3 million in 2013, compared to $17.5 million of cash flows used in financing activities in 2012. Cash flows from financing activities during 2013 were the result of the issuance of the 2013 Notes, partially offset by the retirement of the 2009 Notes and $100.0 million associated with repurchases of our outstanding common stock pursuant to our $100.0 million stock repurchase program, which was completed in October 2013.
Net cash flows from financing activities was $17.5 million in 2012, compared with $29.1 million in 2011. Cash used for financing activities in 2012 consisted of payments totaling $13.2 million for minimum tax withholdings associated with settlement and distribution of equity-based awards and $18.7 million for treasury stock purchases, partially offset by an excess tax benefit of $15.8 million associated with the equity-based awards settled and distributed in 2012.
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
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of December 31, 2013, our short-term investments were not restricted and were largely invested in demand deposits.

At December 31, 2013, our financial position included debt of $650.0 million, compared to the balance of $523.9 million at December 31, 2012. Stockholders’ equity at December 31, 2013 was $605.1 million, compared to the December 31, 2012 balance of $540.9 million. Our total debt to total capitalization, excluding accumulated other comprehensive loss, was 49.5% at December 31, 2013, compared to 44.4% at December 31, 2012.
In 2013, we issued the 2013 Notes, of which we received net proceeds of approximately $271 million, after deducting discounts and estimated offering expenses. We used approximately $166 million of the net proceeds to redeem all of our outstanding 2009 Notes, and used approximately $100 million of the remaining net proceeds to purchase shares of the company's common stock pursuant to our $100.0 million stock repurchase program authorized in January 2013.
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
Our 2014 expected debt service obligation related to the 2010 Notes, consisting of cash payments for interest, is $26.7 million.
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
Our 2014 expected debt service obligation related to the 2013 Notes, consisting of cash payments for interest, is $12.4 million.

Revolving Credit Facility
In November 2008, we entered into a $125 million senior secured revolving credit facility with certain financial institutions. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million. The revolving credit facility has been subsequently amended and expires on September 30, 2016.
As of December 31, 2013, there were no borrowings outstanding under the credit facility, but approximately $6.6 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of December 31, 2013, we would have been permitted to draw approximately $118.4 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of December 31, 2013, the fixed charge coverage ratio for the most recent four quarters was 2.5-to-1.0.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2013. Portions of the amounts shown are reflected in our financial statements and accompanying notes, as required by GAAP. See the footnotes following the table for information regarding the amounts presented and for references to relevant financial statement notes that include a detailed discussion of the item.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt[1]	$650,000	$—	$—	$375,000	$275,000
Interest on long-term debt[1]	251,158	39,094	78,188	78,188	55,688
Capital leases[2]	47,136	2,375	4,886	5,073	34,802
Operating leases[2]	65,258	17,335	22,749	14,696	10,478
Purchase obligations[3]	433,962	369,309	61,667	2,986	—
Other obligations[4,5]	251,904	116,386	39,448	23,969	72,101
Total	$1,699,418	$544,499	$206,938	$499,912	$448,069

[1]
Included above are the principal and interest payments that were due on our 2010 and 2013 Notes, which were outstanding as of December 31, 2013. For more information regarding specific terms of our long-term debt, see the discussion under the heading “Debt Arrangements,” and Note 9, “Debt,” in the notes to the consolidated financial statements.

[2]
These amounts represent our minimum capital lease payments, including amounts representing interest, and our minimum operating lease payments. See Note 16, “Commitments and Contingencies,” in the notes to the consolidated financial statements.

[3]
Purchase obligations consist primarily of contracts for the purchase of raw materials (primarily pulp) from third parties, trade accounts payable as of December 31, 2013, and contracts with natural gas and electricity providers.

[4]
Included in other obligations are accrued liabilities and accounts payable (other than trade accounts payable) as of December 31, 2013, liabilities associated with supplemental pension and deferred compensation arrangements, and estimated payments on qualified pension and postretirement employee benefit plans. Since pension contributions are determined by factors that are subject to change each year, estimated payments on qualified pension plans included above are only for years 1-5 and are based on current estimates of minimum required contributions.

[5]	Total excludes $2.7 million of unrecognized tax benefits due to the uncertainty of timing of payment. See Note 7, “Income Taxes,” in the notes to the consolidated financial statements.

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
The new federal standard for hazardous air pollutants from boiler and process heaters were finalized by the U.S. Environmental Protection Agency, or EPA, and became effective in early 2013. We anticipate that our sites at Lewiston, Idaho, Menominee, Michigan, and Cypress Bend, Arkansas, will be affected by this new rule. We expect any capital projects instituted by us in response to this rule will be executed between 2014 and 2017. Preliminary total cost estimates for all required projects are expected to be between $5 and $7 million, with $2 million of that expected amount to be incurred in 2015 and the remainder split between 2016 and 2017. We expect no technical issues with meeting the new rule.
Concern over climate change, including the impact of global warming, may lead to future regulations. We believe there are no U.S. or Canadian currently proposed rules that would have a material impact on our operations.
In 2012 we received notification of alleged Clean Air Act violations at our Lewiston facility. We have entered into a tolling agreement and are negotiating with the U.S. Department of Justice and EPA to resolve these alleged violations. We expect these negotiations to continue through 2014.
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
Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. As a result of our Cellu Tissue acquisition, we recorded $229.5 million of goodwill on our Consolidated Balance Sheet as of December 31, 2010, which has not been subsequently adjusted through December 31, 2013. Goodwill is not amortized but tested for impairment annually and at any time when events suggest impairment may have occurred. When required, our goodwill impairment test will be performed by comparing the fair value of the Consumer Products reporting unit to its carrying value. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value exceeds the fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.

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
Note 12, "Savings, Pension and Other Postretirement Employee Benefit Plans," to our consolidated financial statements includes information for the three years ended December 31, 2013, 2012 and 2011, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2013 and 2012.
The discount rate used in the determination of pension benefit obligations and pension expense is determined based on a review of long-term high-grade bonds and management’s expectations. At December 31, 2013, we calculated obligations using a 5.20% discount rate. The discount rates used at December 31, 2012 and 2011 were 4.15% and 4.90%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The long-term rates of return used for the years ended December 31, 2013, 2012 and 2011 were 7.50%, 8.00% and 8.00%, respectively.
Total periodic pension plan expense in 2013 was $12.7 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.5 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan expense by approximately $0.7 million. The actual rates of return on plan assets may vary significantly from the assumptions used because of unanticipated changes in financial markets.
Our company-sponsored pension plans were underfunded by a net $6.8 million at December 31, 2013 and $78.7 million at December 31, 2012. As a result of being underfunded, we are required to make contributions to our qualified pension plans. In 2013, we contributed $15.1 million to these pension plans. We also contributed $0.3 million to our non-qualified pension plan in 2013. Our cash contributions in 2014 are estimated to be approximately $15 million.
For our OPEB plans, expense for 2013 was $4.8 million. We do not anticipate funding our OPEB plans in 2013 except to pay benefit costs as incurred during the year by plan participants. The discount rate used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, was 5.05%, 4.05% and 4.95% at December 31, 2013, 2012 and 2011, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense was 7.7% in 2013, grading to a range of 4.30% to 4.64% over approximately 70 years.
As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.1 million. A 1% change in the assumption for health care cost trend rates would have affected 2013 plan expense by approximately $0.4 million to $0.5 million and the total postretirement employee obligation by approximately $8.0 million to $9.3 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2013 and 2012, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.
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

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of December 31, 2013, there were no borrowings outstanding under our revolving credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we have, from time-to-time, partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of December 31, 2013, we had firm-price contracts for natural gas covering approximately 55% of the expected average monthly requirements for the first quarter of 2014.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks

	Expected Maturity Date
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$—	$375,000	$275,000	$650,000
Average interest rate	—%	—%	—%	—%	7.125%	4.500%	6.014%
Fair value at December 31, 2013							$651,313

ITEM 8.
Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

PAGE NUMBER
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	41
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	42
Consolidated Balance Sheets at December 31, 2013 and 2012	43
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	44
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011	45
Notes to Consolidated Financial Statements	46-78
Reports of Independent Registered Public Accounting Firm	79-80

Financial Statement Schedules:
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Dollars in thousands – except per-share amounts)

	For The Years Ended December 31,
	2013	2012	2011
Net sales	$1,889,830	$1,874,304	$1,927,973
Costs and expenses:
Cost of sales	(1,671,371)	(1,607,872)	(1,702,530)
Selling, general and administrative expenses	(119,131)	(121,045)	(109,998)
Total operating costs and expenses	(1,790,502)	(1,728,917)	(1,812,528)
Income from operations	99,328	145,387	115,445
Interest expense, net	(44,036)	(33,796)	(44,809)
Debt retirement costs	(17,058)	—	—
Other, net	—	—	284
Earnings before income taxes	38,234	111,591	70,920
Income tax benefit (provision)	68,721	(47,460)	(31,246)
Net earnings	$106,955	$64,131	$39,674
Net earnings per common share:
Basic	$4.84	$2.75	$1.73
Diluted	4.80	2.72	1.66
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	For The Years Ended December 31,
	2013	2012	2011
Net earnings	$106,955	$64,131	$39,674
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax of $32,346, $(6,359), and $(15,830)	51,262	(9,780)	(21,942)
Curtailments, net of tax of $298, $188 and $1,163	471	289	1,613
Prior service (cost) credit arising during the period, net of tax of $(1,976), $2,079 and $ -	(3,130)	3,199	—
Amortization of actuarial loss included in net periodic cost, net of tax of $5,742, $4,761, and $3,513	9,098	7,324	4,869
Amortization of prior service credit included in net periodic cost, net of tax of $(64), $(806), and $(252)	(101)	(1,240)	(350)
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	(220)	(229)
Foreign currency translation adjustment	—	—	(874)
Other comprehensive income (loss), net of tax	57,600	(428)	(16,913)
Comprehensive income	$164,555	$63,703	$22,761
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Dollars in thousands – except share data)

	At December 31,
	2013	2012
ASSETS
Current assets:
Cash	$23,675	$12,579
Restricted cash	1,500	—
Short-term investments	70,000	20,000
Receivables, net	158,874	154,143
Taxes receivable	10,503	20,828
Inventories	267,788	231,466
Deferred tax assets	37,538	17,136
Prepaid expenses	5,523	12,314
Total current assets	575,401	468,466
Property, plant and equipment, net	884,698	877,377
Goodwill	229,533	229,533
Intangible assets, net	40,778	47,753
Pension assets	4,488	—
Other assets, net	9,927	10,327
TOTAL ASSETS	$1,744,825	$1,633,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$190,648	$165,596
Current liability for pensions and other postretirement employee benefits	8,778	9,137
Total current liabilities	199,426	174,733
Long-term debt	650,000	523,933
Liability for pensions and other postretirement employee benefits	109,807	204,163
Other long-term obligations	52,942	50,910
Accrued taxes	2,658	78,699
Deferred tax liabilities	124,898	60,124
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,007,581 and 23,840,683 shares issued	2	2
Additional paid-in capital	326,546	326,901
Retained earnings	466,639	359,684
Treasury stock, at cost, common shares–2,923,640 and 853,470 shares repurchased	(130,000)	(30,000)
Accumulated other comprehensive loss, net of tax	(58,093)	(115,693)
Total stockholders’ equity	605,094	540,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,744,825	$1,633,456
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	For The Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$106,955	$64,131	$39,674
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	90,272	79,333	76,933
Non-cash adjustments to unrecognized taxes	(75,308)	3,275	—
Deferred tax provision	5,629	12,870	14,777
Equity-based compensation expense	10,960	9,703	8,134
Employee benefit plans	10,131	9,366	16,897
Deferred issuance costs and discounts on long-term debt	4,964	2,010	215
Disposal of plant and equipment, net	1,493	2,003	998
Changes in working capital, net	(15,022)	61,281	(86,012)
Change in taxes receivable, net	10,325	(10,828)	354
Excess tax benefits from equity-based payment arrangements	—	(15,837)	(885)
Change in non-current accrued taxes, net	569	960	2,453
Funding of qualified pension plans	(15,050)	(20,627)	(12,498)
Change in restricted cash	(32)	769	4,160
Other, net	471	284	3,195
Net cash flows from operating activities	136,357	198,693	68,395
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	(50,000)	35,001	71,094
Additions to plant and equipment	(90,593)	(203,776)	(134,069)
Cash paid for acquisitions, net of cash acquired	—	(9,264)	—
Proceeds from sale of assets	—	1,035	12,826
Net cash flows from investing activities	(140,593)	(177,004)	(50,149)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—	—
Repayment of long-term debt	(150,000)	—	(15,595)
Purchase of treasury stock	(100,000)	(18,650)	(11,350)
Payments for long-term debt issuance costs	(4,837)	(2)	(638)
Payment of tax withholdings on equity-based payment arrangements	(4,831)	(13,234)	(2,400)
Excess tax benefits from equity-based payment arrangements	—	15,837	885
Other, net	—	(1,500)	2
Net cash flows from financing activities	15,332	(17,549)	(29,096)
Effect of exchange rate changes	—	—	361
Increase (decrease) in cash	11,096	4,140	(10,489)
Cash at beginning of period	12,579	8,439	18,928
Cash at end of period	$23,675	$12,579	$8,439
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$36,147	$30,086	$43,595
Cash paid for income taxes	3,256	18,719	43,085
Cash received from income tax refunds	1,577	2,220	33,808
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Changes in accrued plant and equipment	$(4,085)	$3,339	$3,674
Property acquired under capital lease	—	—	12,687
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2010	22,958	$2	$310,820	$255,879	—	$—	$(98,352)	$468,349
Net earnings	—	—	—	39,674	—	—	—	39,674
Performance share and restricted stock unit awards	144	—	5,144	—	—	—	—	5,144
Pension and OPEB, net of tax of $(11,406)	—	—	—	—	—	—	(15,810)	(15,810)
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	—	—	—	—	(229)	(229)
Foreign currency translation adjustment	—	—	—	—	—	—	(874)	(874)
Purchase of treasury stock	—	—	—	—	(333)	(11,350)	—	(11,350)
Balance, December 31, 2011	23,102	$2	$315,964	$295,553	(333)	$(11,350)	$(115,265)	$484,904
Net earnings	—	—	—	64,131	—	—	—	64,131
Performance share and restricted stock unit awards	739	—	10,937	—	—	—	—	10,937
Pension and OPEB, net of tax of $(137)	—	—	—	—	—	—	(208)	(208)
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	—	—	—	—	(220)	(220)
Purchase of treasury stock	—	$—	$—	$—	(520)	$(18,650)	$—	$(18,650)
Balance, December 31, 2012	23,841	$2	$326,901	$359,684	(853)	$(30,000)	$(115,693)	$540,894
Net earnings	—	—	—	106,955	—	—	—	106,955
Performance share and restricted stock unit awards	167	—	(355)	—	—	—	—	(355)
Pension and OPEB, net of tax of $36,346	—	—	—	—	—	—	57,600	57,600
Purchase of treasury stock	—	—	—	—	(2,071)	(100,000)	—	(100,000)
Balance, December 31, 2013	24,008	2	326,546	466,639	(2,924)	(130,000)	(58,093)	605,094
All common stock share numbers have been adjusted for the two-for-one stock split effected in the form of a stock dividend distributed on August 26, 2011.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Notes to Consolidated Financial Statements
NOTE 1 Nature of Operations and Basis of Presentation
Clearwater Paper Corporation is a leading North American producer of private label tissue and paperboard products. We manufacture quality consumer tissue, away-from-home tissue, parent rolls (non-converted tissue product), machine-glazed tissue, bleached paperboard and pulp at 14 manufacturing locations in the U.S. and Canada. Our private label consumer tissue products - facial and bath tissue, paper towels and napkins - are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass-merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry, which demands high-quality construction and print surfaces for graphics. Our products are made primarily from wood fiber pulp.
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
On December 28, 2012, we acquired the assets of a wood chipping facility located in Clarkston, Washington, near our Lewiston, Idaho facility, in an effort to bolster our wood fiber position and obtain short-term and long-term cost savings. The total consideration associated with the acquisition was approximately $11 million, which includes contingent consideration over an 18 month period of up to $1.5 million in cash to be paid by the company, based on certain performance and indemnity guarantees. At December 31, 2013, this $1.5 million is considered restricted cash. We allocated the purchase price to the tangible and amortizable intangible assets acquired based on their estimated fair values at the date of acquisition, resulting in the recognition of approximately $6 million in equipment, $4 million in intangible assets for customer relationships and a $1 million intangible asset for a non-compete agreement with the former owners. No goodwill was recorded.
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston having ceased as of the end of 2013. We incurred $6.0 million of costs associated with the closure in 2013.
On February 17, 2004, in an event subsequent to the close of our 2013 fiscal year, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility.
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
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments, which are classified as available for sale, are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. Due to our investments' short-term maturity periods there is no significant difference between the investments' cost and fair value. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets” on our Consolidated Balance Sheet. As of December 31, 2013, substantially all restricted cash balances were classified as current and included in "Restricted cash" on our Consolidated Balance Sheet, compared to approximately $1.5 million of restricted cash classified as non-current and included in "Other assets, net" as of December 31, 2012.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of December 31, 2013 and 2012, we had allowances for doubtful accounts of $1.9 million and $1.6 million, respectively. Bad debt expense, net, charged to selling, general and administrative expenses during 2013, 2012 and 2011 was $1.5 million, $0.2 million and $1.0 million, respectively. All other activity impacting the allowance for doubtful accounts was immaterial for all periods.
INVENTORIES
At December 31, 2013, our inventories are stated at the lower of market or current average cost using the average cost method. Prior to the November 2011 sale of our Lewiston, Idaho, sawmill, we used the last-in, first-out, or LIFO, method to determine cost for our logs, wood fiber and the majority of our lumber.
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
GOODWILL AND INTANGIBLE ASSETS
Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. Goodwill and intangible assets resulted from our acquisition of Cellu Tissue Holdings, or Cellu Tissue, on December 27, 2010. Intangible assets also resulted from our December 2012 acquisition of a wood chipping facility. We used estimates in determining and assigning the fair value of goodwill and intangible assets, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows and fair values of the related operations. Our intangible assets have definite lives and are amortized over their estimated useful lives. We assess our intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.
As a result of our acquisition of Cellu Tissue in December 2010, we recorded $229.5 million of goodwill as included on our Consolidated Balance Sheets as of December 31, 2013 and 2012. All of the recorded goodwill was assigned to our Consumer Products segment and reporting unit. Goodwill is not amortized but is tested for impairment annually as of November 1, as well as any time when events suggest impairment may have occurred. In the event the carrying value of our consumer products reporting unit, including goodwill, exceeds the estimated fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.
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
Periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2013 and 2012, long-term assets are recorded for overfunded single-employer plans and liabilities are recorded for underfunded single-employer plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded single-employer plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.
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
REVENUE RECOGNITION
We recognize revenue when there is persuasive evidence of a sales agreement, the price to the customer is fixed and determinable, collection is reasonably assured, and title and the risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed. Revenue is recognized at shipment for sales when shipping terms are free on board, or FOB, shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. Revenue from both domestic and foreign sales of our products can involve shipping terms of either FOB shipping point or FOB destination or other shipping terms, depending upon the sales agreement with the customer.
In 2013 we had one customer in the Consumer Products segment, the Kroger Company, that accounted for approximately $204 million, or 10.8%, of our total company net sales. In 2012 and 2011, we did not have any single customer that accounted for 10% or more of our total net sales.
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
STOCKHOLDERS’ EQUITY
On February 5, 2014, in an event subsequent to the close of our 2013 fiscal year, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
On January 17, 2013, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock, which was completed in 2013. The repurchases were authorized to be carried out by the utilization of a number of different methods, including but not limited to, open market purchases, accelerated buybacks and negotiated block purchases. On March 1, 2013, we entered into an accelerated stock buyback, or ASB, agreement with a major financial institution to repurchase an aggregate of $50.0 million of our outstanding common stock. In total, 1,039,513 shares of our outstanding common stock were delivered under the ASB agreement at an average repurchase price of $48.10 per share. In addition to the ASB agreement, we also made repurchases of 1,030,657 shares of our outstanding common stock on the open market at a total cost of $50.0 million, representing an an average price of $48.51 per share.
On July 28, 2011, we announced that our Board of Directors had authorized the repurchase of up to $30.0 million of our common stock. Under the stock repurchase program, we were authorized to repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. We completed this repurchase program in the fourth quarter of 2012. The total number of shares repurchased under this program was 853,470 at an aggregate cost of $30.0 million and an average price of $35.15 per share.
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
DERIVATIVES
We had no activity during the years ended December 31, 2013, 2012 and 2011 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of December 31, 2013, these contracts covered approximately 55% of the expected average monthly requirements for the first quarter of 2014. For the years ended December 31, 2013, 2012 and 2011, approximately 16%, 29% and 2%, respectively, of our natural gas volumes were supplied through firm price contracts. These contracts qualify for treatment as “normal purchases or normal sales” under authoritative guidance and thus require no mark-to-market adjustment.

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
NOTE 4 Inventories

(In thousands)	2013	2012
Pulp, paperboard and tissue products	$182,715	$147,627
Materials and supplies	69,836	67,889
Logs, pulpwood, chips and sawdust	15,237	15,950
	$267,788	$231,466
During the three months ended March 31, 2012, the remaining lumber inventory from the sawmill was sold. The sale of this inventory, which was valued at costs prevailing in prior years under the LIFO method, had the effect of increasing earnings before income taxes in the period ended March 31, 2012 by an immaterial amount. The fluctuations of LIFO inventories increased earnings before income taxes by approximately $10.6 million in 2011.
NOTE 5 Property, Plant and Equipment

(In thousands)	2013	2012
Machinery and equipment	$1,937,914	$1,866,263
Buildings and improvements	304,971	299,642
Land improvements	54,277	52,929
Office and other equipment	11,951	10,946
Land	11,827	11,827
Construction in progress	40,204	37,160
	$2,361,144	$2,278,767
Less accumulated depreciation and amortization	(1,476,446)	(1,401,390)
	$884,698	$877,377
The December 31, 2013 and 2012 buildings and improvements and machinery and equipment combined balances each include $23.1 million associated with capital leases.
Depreciation expense, including amounts associated with capital leases, totaled $83.3 million, $74.6 million and $70.6 million in 2013, 2012 and 2011, respectively. We did not capitalize any interest during 2013. For 2012 and 2011, we capitalized $12.6 million and $3.7 million of interest expense, respectively, associated with our TAD tissue expansion project, which includes the construction of our new tissue manufacturing and converting facilities in Shelby, North Carolina, and upgrades to our tissue manufacturing facility in Las Vegas, Nevada.

NOTE 6 Goodwill and Intangible Assets
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
As of November 1, 2013 and 2012, we performed calculations of both a discounted cash flow and market-based valuation model for our Consumer Products reporting unit. The assumptions used in these models allowed us to evaluate the estimated fair value of our reporting unit. The determination of these assumptions required significant estimates on our part. Due to the inherent uncertainty involved in making such estimates, actual results could differ from those assumptions. However, we evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the estimated fair value of our reporting unit for reasonableness. Upon completion of this exercise, we concluded that the estimated fair value of the Consumer Products reporting unit exceeded its carrying amount. We determined that no further testing was necessary and did not record any impairment loss on our goodwill for the years ended December 31, 2013 and 2012.
Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which range from 2.5 to 10 years. Authoritative guidance requires that the carrying amount of a long-lived asset with a definite life that is held-for-use be evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount. During 2013, we permanently closed our Thomaston converting and distribution facility. This closure did not require an assessment of recoverability on our assets as all converting lines were relocated and installed at our other facilities. There were no other such events or changes in circumstances that required us to assess whether our definite-lived intangible assets were impaired for the years ended December 31, 2013 and 2012. We do not have any indefinite-lived intangible assets recorded from acquisitions.
Intangible assets at the balance sheet dates are comprised of the following:

	December 31, 2013
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(17,234)	$36,723
Trade names and trademarks	10.0	5,300	(1,590)	3,710
Non-compete agreements	2.5 - 5.0	1,674	(1,329)	345
Total intangible assets		$60,931	$(20,153)	$40,778

	December 31, 2012
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(11,237)	$42,720
Trade names and trademarks	10.0	5,300	(1,060)	4,240
Non-compete agreements	2.5 - 5.0	1,674	(881)	793
Total intangible assets		$60,931	$(13,178)	$47,753
As of December 31, 2013, estimated future amortization expense related to intangible assets is as follows (in thousands):

Years ending December 31,	Amount
2014	$6,663
2015	6,608
2016	6,587
2017	6,587
2018	6,524
Thereafter	7,809
Total	$40,778

NOTE 7 Income Taxes
Earnings (loss) before income taxes is comprised of the following amounts in each tax jurisdiction:

(In thousands)	2013	2012	2011
United States	$38,900	$111,278	$72,156
Canada	(666)	313	(1,236)
Earnings before income taxes	$38,234	$111,591	$70,920
The income tax (benefit) provision is comprised of the following:

(In thousands)	2013	2012	2011
Current
Federal	$(75,119)	$27,724	$9,619
State	506	6,637	6,880
Foreign	263	229	(30)
	(74,350)	34,590	16,469
Deferred
Federal	10,177	16,243	12,865
State	(4,423)	(3,180)	1,931
Foreign	(125)	(193)	(19)
	5,629	12,870	14,777
Income tax (benefit) provision	$(68,721)	$47,460	$31,246
The income tax benefit or provisions differ from the amounts computed by applying the statutory federal income tax rate of 35.0% to earnings before income taxes due to the following:

(In thousands)	2013	2012	2011
Computed expected tax provision	$13,381	$39,063	$24,822
State and local taxes, net of federal income tax impact	1,279	4,398	1,482
Adjustment for state deferred tax rate	(762)	(742)	2,916
State investment tax credits	(2,263)	(9,077)	—
Federal credits and net operating losses	(10,234)	4,121	(412)
Federal manufacturing deduction	—	(3,288)	(2,443)
Uncertain tax positions	(69,144)	4,801	2,610
Non-deductible acquisition costs	—	—	(1,215)
Change in valuation allowances	(1,334)	6,932	2,796
U.S. tax provision on foreign operations	67	(33)	365
Other	289	1,285	325
Income tax provision	$(68,721)	$47,460	$31,246
Effective tax rate	(179.7)%	42.5%	44.1%
We have tax benefits relating to equity-based compensation that are being utilized to reduce our U.S. taxable income. Our Consolidated Balance Sheets reflect net operating losses and tax credit carryforwards excluding amounts resulting from equity-based compensation. We have made an accounting policy election to follow the “with-and-without” or “incremental” method for ordering tax benefits derived from employee equity-based compensation awards. As a result of this method, net operating loss carryforwards not generated from equity-based compensation and which were in excess of equity-based compensation expense are utilized before the current period's equity-based tax deduction (excess tax benefits from equity-based compensation awards are recognized last). Excess tax benefits from equity-based compensation awards that are determined to reduce U.S. taxable income following this method are recognized when realized as increases to additional paid-in capital as a component of stockholders' equity. As of December 31, 2012, we had a total amount of excess tax benefits that were not recognized on our Consolidated Balance Sheet of approximately $1.4 million. During the year ended December 31, 2013, we generated excess tax benefits relating to the payout or issuance of performance shares for the 2010-2012 performance period and certain restricted stock units for the

2009-2011 and 2011-2013 periods. Based on the incremental method, our excess tax benefits associated with equity-based compensation plans were not allocated to additional paid-in capital as a component of stockholders’ equity, as there was no cash tax benefit to be realized in the current year. The tax effect of this transaction was $2.3 million and it has been recorded as a reduction to our federal net operating loss deferred tax asset. Additionally, we had a tax affected $2.4 million reduction to additional paid-in capital relating to performance shares for the 2011-2013 performance period that will not be paid or issued because the requisite market condition performance measure was not met.
Based on the incremental method, our excess tax benefits associated with equity-based compensation plans, which have been allocated directly to additional paid-in capital as a component of stockholders’ equity, reducing income taxes payable was in the amount of $15.8 million and $0.9 million, in the years ended December 31, 2012, and 2011, respectively, while no reduction was incurred in the current year. As of December 31, 2013, we have a total amount of excess tax benefits that are not allocated directly to additional paid-in capital on our Consolidated Balance Sheet until such time as they affect a cash tax benefit of approximately $2.3 million.

(In thousands)	2013	2012
Deferred tax assets:
Employee benefits	$8,612	$8,630
Postretirement employee benefits	41,515	52,751
Incentive compensation	8,937	9,130
Inventories	5,898	—
Pensions	152	31,140
Federal and state credit carryforwards	27,597	20,447
Net operating losses	13,930	7,649
Federal benefit from state taxes resulting from uncertain tax positions	—	5,595
Other	7,390	5,757
Total deferred tax assets	$114,031	$141,099
Valuation allowance	(13,622)	(14,957)
Deferred tax assets, net of valuation allowance	$100,409	$126,142
Deferred tax liabilities:
Plant and equipment	$(178,227)	$(157,973)
Intangible assets	(9,542)	(10,843)
Inventories	—	(314)
Total deferred tax liabilities	(187,769)	(169,130)
Net deferred tax liabilities	$(87,360)	$(42,988)

Net deferred tax assets (liabilities) consist of:

(In thousands)	2013	2012
Current deferred tax assets	$37,538	$20,473
Current deferred tax liabilities	—	(3,337)
Net current deferred tax assets	37,538	17,136
Non-current deferred tax assets	62,871	110,762
Non-current deferred tax liabilities	(187,769)	(170,886)
Net non-current deferred tax liabilities	(124,898)	(60,124)
Net deferred tax liabilities	$(87,360)	$(42,988)
In each of the years ended December 31, 2013 and 2012, we recorded a $0.7 million tax benefit reflecting a remeasurement of state deferred tax assets and liabilities using anticipated tax rates that will be in effect when the underlying assets and liabilities will reverse.

As of December 31, 2013, we had deferred tax assets arising from deductible temporary differences, tax losses and tax credits of approximately $114 million before the offset of certain deferred tax liabilities. With the exception of certain deferred tax assets related to federal foreign tax credits, state tax losses and state tax credits totaling $13.6 million, management believes it is more likely than not that forecasted income, together with the tax effect of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.
During 2013, the valuation allowance for deferred tax assets decreased by a net $1.3 million. We decreased the valuation allowances for state tax losses incurred by $1.2 million and decreased the valuation allowances for state tax credits by $0.4 million. Both of these items were recorded as current period deferred tax benefit. We also increased the valuation allowance relating to foreign tax credits by $0.3 million, which was recorded as a deferred tax expense to the income tax provision.
During 2012, the valuation allowance for deferred tax assets increased by a net $6.9 million. We decreased the valuation allowances for state tax losses incurred by $0.5 million and increased the valuation allowance for state tax credits by $8.2 million. Both of these items were recorded as current period deferred tax benefit and expense, respectively. We also reduced the valuation allowance relating to foreign tax credits by $0.8 million, which was recorded as a deferred tax benefit to the income tax provision. During 2011, the valuation allowance for deferred tax assets increased by a net $2.8 million. We increased the valuation allowances for state tax losses incurred by certain subsidiaries and state tax credits by $2.5 million and $2.2 million, respectively. Both of these items were recorded as current period deferred tax expense. We also reduced the valuation allowance relating to foreign tax credits by $1.9 million, which was recorded as a deferred tax benefit to the income tax provision. The reduction is based upon tax planning strategies that we believe will more likely than not allow us to utilize a portion of the foreign tax credits before they expire.
During the fourth quarter of 2012, the IRS commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2011. During 2013, the IRS commenced an audit of our wholly owned subsidiary Cellu Tissue Holdings, Inc, and its subsidiaries for the year ended December 27, 2010; the period immediately before our acquisition of Cellu Tissue Holdings, Inc. These audits are in advanced stages as of the filing of this document. During the year, the company settled audits with the Canada Revenue Agency (CRA) for tax years 2009-2011, as well as numerous state income tax audits, including the State of Idaho. As part of the IRS audit, we identified additional gallons that qualify for the Cellulosic Biofuel Producer Credit that were previously unclaimed. During the third quarter of 2013, we recognized $3.5 million of additional benefit related to these gallons, resulting in a favorable adjustment.
Tax years subject to examination by major taxing jurisdictions are as follows:

Jurisdiction	Years
United States	2008 - 2013
Canada	2011 - 2013
Arkansas	2010 - 2013
California	2009 - 2013
Georgia	2010 - 2013
Idaho	2011 - 2013
Illinois	2008 - 2013
Wisconsin	2009 - 2013

Tax credits and losses subject to expiration by major taxing jurisdictions are as follows (dollars in thousands):

Jurisdiction	Gross Values	Years
United States
Net operating losses	$27,428	2030 - 2033
Foreign tax credits	3,832	2016 - 2019
Cellulosic biofuel credits	3,495	2015
Other federal tax credits	4,264	2026 - 2033
Connecticut tax losses	20,385	2018 - 2033
Georgia tax losses	7,267	2027 - 2033
Idaho tax credits	4,851	2013 - 2027
North Carolina tax credits	15,966	2015 - 2017
Oklahoma tax losses	35,122	2030 - 2033

As of December 31, 2013, there were no undistributed earnings relating to our Canadian subsidiary, Interlake Acquisition Corporation, as all historical earnings were repatriated under Cellu Tissue ownership. Management’s intent is to reinvest future earnings indefinitely.
A review of our uncertain income tax positions at December 31, 2013 and 2012 indicates that liabilities are required to be recorded for gross unrecognized tax benefits following authoritative accounting guidance. The following presents a roll forward of our unrecognized tax benefits and associated interest and penalties, as included in the Accrued Taxes line item in non-current liabilities in our Consolidated Balance Sheets.

(In thousands)	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at January 1, 2012	$69,651	$4,813	$74,464
Increase in prior year tax positions	2,544	1,882	4,426
Increase in current year tax positions	154	—	154
Reductions as a result of a lapse of the applicable statute of limitations	(345)	—	(345)
Balance at December 31, 2012	$72,004	$6,695	$78,699
Decrease in prior year tax positions	(69,816)	(5,397)	(75,213)
Decrease due to settlements	(525)	(777)	(1,302)
Increase in current year tax positions	469	5	474
Balance at December 31, 2013	$2,132	$526	$2,658
The company has operations in many states within the U.S., as well as in Ontario, Canada, and is subject, at times, to tax audits in these jurisdictions. These tax audits by their nature are complex and can require multiple years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2009. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.
In November 2013, the Internal Revenue Service released a memorandum from the Office of Chief Counsel relating to the tax treatment of the Alternative Fuel Mixture Tax Credit, or AFMTC. The memorandum concluded that excise tax credits and the corresponding payments were not items of gross income under the Internal Revenue Code. Based upon this memorandum, there was sufficient evidence for the company to reassess the uncertain tax position relating to the taxability of the AFMTC as more likely than not that the income from the 2009 year is not taxable and therefore a reduction to the reserve for uncertain tax positions in the amount of $62.6 million was recorded during the fourth quarter, net of the associated deferred tax asset. A total reduction to the reserve for uncertain tax positions, net of deferred tax assets associated with such positions, during the year totaled $69.1 million and was recorded as a benefit to income tax expense.
Unrecognized tax benefits net of related deferred tax assets at December 31, 2013, if recognized, would favorably impact our effective tax rate by decreasing our tax provision by $2.7 million. We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2013, 2012 and 2011, we accrued interest and no penalties of $2.0 million, $1.9 million and $2.4 million, respectively, in our income tax provision.

NOTE 8 Accounts Payable and Accrued Liabilities

(In thousands)	2013	2012
Trade accounts payable	$108,192	$75,949
Accrued wages, salaries and employee benefits	38,563	42,491
Accrued interest	9,691	5,242
Accrued utilities	8,309	8,205
Accrued discounts and allowances	6,410	4,785
Accrued taxes other than income taxes payable	6,322	6,993
Other	13,161	21,931
	$190,648	$165,596
NOTE 9 Debt
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
As of December 31, 2013, there were no borrowings outstanding under the credit facility, but approximately $6.6 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of December 31, 2013, we would have been permitted to draw approximately $118.4 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of December 31, 2013, the fixed charge coverage ratio for the most recent four quarters was 2.5-to-1.0.
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
NOTE 10 Other Long-Term Obligations

(In thousands)	2013	2012
Long-term lease obligations, net of current portion	$24,815	$25,240
Deferred compensation	14,149	9,939
Deferred proceeds	11,205	11,668
Other	2,773	4,063
	$52,942	$50,910

NOTE 11 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2012	$(874)	$(114,819)	$(115,693)
Other comprehensive income before reclassifications	—	9,468	9,468
Amounts reclassified from accumulated other comprehensive loss	—	48,132	48,132
Other comprehensive income, net of tax[2]	—	57,600	57,600
Balance at December 31, 2013	$(874)	$(57,219)	$(58,093)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our Canadian subsidiary before its functional currency was changed from Canadian dollars to U.S. dollars in 2012.

[2]
Net periodic costs associated with our pension and other postretirement employee benefit plans included in other comprehensive income and reclassified from accumulated other comprehensive loss includes $83.6 million of net gain on plan assets, $14.8 million of actuarial loss amortization, $5.1 million of prior service costs arising during the period, $0.8 million of curtailments and $0.2 million related to prior service credit, net of tax of $36.3 million. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 12, “Pension and Other Postretirement Employee Benefit Plans.”

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
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. In 2013, 2012 and 2011, we made matching 401(k) contributions on behalf of employees of $16.8 million, $14.9 million and $8.1 million, respectively.
Company-Sponsored Defined Benefit Pension Plans
A majority of our salaried employees and a portion of our hourly employees are covered by company-sponsored noncontributory defined benefit pension plans.
During the second quarter of 2013, we recorded a curtailment loss of $0.8 million in net periodic cost, and a corresponding change in Other Comprehensive Income, net of tax, due to the freezing of pension benefits for certain employees at our Lewiston, Idaho pulp and paperboard facility, effective June 30, 2013. In the fourth quarter of 2012, we recorded a curtailment loss of $0.5 million in net periodic cost, and a corresponding change in Other Comprehensive Income, net of tax, as a result of certain hourly employees at our Cypress Bend, Arkansas pulp and paperboard facility electing to cease accruing further pension benefits effective December 31, 2012. In exchange, beginning January 1, 2013 and lasting for a certain number of years, these employees began receiving an enhanced employer contribution to one of our existing 401(k) savings plan in which they participate. In the fourth quarter of 2011, we recorded a curtailment loss of $2.8 million in net periodic cost, and a corresponding change in Other Comprehensive Income, net of tax, as a result of the sale of our sawmill. In addition, we recorded a $0.4 million decrease in our pension liability with a corresponding decrease in Accumulated Other Comprehensive Loss.
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
Funded Status of Company-Sponsored Plans
As required by current standards governing the accounting for defined benefit pension and other postretirement plans, we recognized the funded status of our company-sponsored plans on our Consolidated Balance Sheets at December 31, 2013 and 2012. The funded status is measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.

For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement employee benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement employee benefit obligation.
We use a December 31 measurement date for our benefit plans.
The changes in benefit obligation, plan assets and funded status for company-sponsored benefit plans as of December 31 are as follows:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2013	2012	2013	2012
Benefit obligation at beginning of year	$333,257	$307,658	$134,618	$136,710
Service cost	1,738	2,485	552	693
Interest cost	13,375	14,693	4,730	5,815
Plan changes	—	—	5,106	(5,278)
Actuarial (gains) losses	(36,859)	30,612	(30,322)	3,151
Medicare Part D subsidies received	—	—	308	569
Benefits paid	(18,123)	(22,191)	(7,665)	(7,042)
Benefit obligation at end of year	293,388	333,257	107,327	134,618
Fair value of plan assets at beginning of year	254,556	218,557	19	18
Actual return on plan assets	34,779	37,308	1	1
Employer contribution	15,386	20,882	—	—
Benefits paid	(18,123)	(22,191)	—	—
Fair value of plan assets at end of year	286,598	254,556	20	19
Funded status at end of year	$(6,790)	$(78,701)	$(107,307)	$(134,599)
Amounts recognized in the Consolidated Balance Sheets:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2013	2012	2013	2012
Noncurrent asset	4,488	—	—	—
Current liabilities	$(364)	$(281)	$(8,414)	$(8,856)
Noncurrent liabilities	(10,914)	(78,420)	(98,893)	(125,743)
Net amount recognized	$(6,790)	$(78,701)	$(107,307)	$(134,599)
Amounts recognized (pre-tax) in Accumulated Other Comprehensive Loss as of December 31 consist of:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2013	2012	2013	2012
Net loss (gain)	$109,218	$177,343	$(5,915)	$24,408
Prior service cost (credit)	308	1,414	(896)	(6,504)
Net amount recognized	$109,526	$178,757	$(6,811)	$17,904
Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In thousands)	2013	2012
Projected benefit obligation	$293,388	$333,257
Accumulated benefit obligation	293,388	333,257
Fair value of plan assets	286,598	254,556

Pre-tax components of Net Periodic Cost and other amounts recognized in Other Comprehensive Income (Loss) for the years ended December 31 were as follows:
Net Periodic Cost (Benefit):

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2013	2012	2011	2013	2012	2011
Service cost	$1,738	$2,485	$7,725	$552	$693	$702
Interest cost	13,375	14,693	15,092	4,730	5,815	6,857
Expected return on plan assets	(18,352)	(19,685)	(19,532)	—	—	—
Amortization of prior service cost (credit)	337	634	1,193	(502)	(2,680)	(1,795)
Amortization of actuarial loss	14,840	12,085	8,382	—	—	—
Curtailments	769	477	2,776	—	—	—
Net periodic cost	$12,707	$10,689	$15,636	$4,780	$3,828	$5,764
Other amounts recognized in Other Comprehensive Income (Loss):

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2013	2012	2011	2013	2012	2011
Net (gain) loss	$(53,285)	$12,989	$43,207	$(30,323)	$3,150	$(5,435)
Curtailments	(769)	(477)	(2,776)	—	—	—
Prior service cost (credit)	—	—	—	5,106	(5,278)	—
Amortization of prior service (cost) credit	(337)	(634)	(1,193)	502	2,680	1,795
Amortization of actuarial loss	(14,840)	(12,085)	(8,382)	—	—	—
Total recognized in other comprehensive (income) loss	$(69,231)	$(207)	$30,856	$(24,715)	$552	$(3,640)
Total recognized in net periodic cost and other comprehensive (income) loss	$(56,524)	$10,482	$46,492	$(19,935)	$4,380	$2,124
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year are $10.0 million and $0.2 million, respectively. The estimated prior service credit for the OPEB plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year is $0.5 million.
During 2013, $14.2 million of net periodic pension and OPEB costs were charged to cost of sales, and $3.3 million was charged to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
The Medicare Prescription Drug Improvement and Modernization Act of 2003 introduced a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Our actuaries determined that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. During 2013 and 2012, we received subsidy payments totaling $0.3 million and $0.6 million for each respective year.
Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2013	2012	2011	2013	2012	2011
Discount rate	5.20%	4.15%	4.90%	5.05%	4.05%	4.95%

Weighted average assumptions used to determine the net periodic cost (benefit) for the years ended December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.15%	4.90%	5.70%	4.05%	4.95%	5.60%
Expected return on plan assets	7.50	8.00	8.00	—	—	—
Rate of salaried compensation increase	—	—	4.00	—	—	—
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
The assumed health care cost trend rate used to calculate OPEB obligations and expense was 7.7% in 2013, grading to a range of 4.30% to 4.64% over approximately 70 years. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$521	$(438)
Effect on postretirement employee benefit obligation	9,304	(7,997)
The investments of our defined benefit pension plans are held in a Master Trust. The assets of our OPEB plans are held within an Internal Revenue Code section 401(h) account for the payment of retiree medical benefits within the Master Trust.
The Master Trust has a securities lending agreement. The agreement authorizes the lending agent to loan securities owned by the Master Trust to an approved list of borrowers. Under the agreement, the lending agent is responsible for negotiating each loan for an unspecified term while retaining the power to terminate the loan at any time. At the time each loan is made, the lending agent requires collateral equal to, but not less than, 102% of the market value of the loaned securities and accrued interest. The Master Trust directs the agent as to the type of investment pool in which to invest the borrower’s collateral based on established policy with specific limits; accordingly, the right to receive the collateral and obligation to return it are disclosed as a component of Master Trust investments. While the securities are loaned, the Master Trust retains all rights of ownership, except it waives its right to vote such securities. Securities loaned subject to this securities lending agreement totaled $0.3 million at December 31, 2013. These securities are principally corporate common stocks.
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
Securities in the Master Trust are stated at fair value. Fair value is based upon quotations obtained from national securities exchanges, if available. Where securities do not have a quoted market price, the recorded amount represents estimated fair value. Many factors are considered in arriving at that fair market value. Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used during 2013.

▪	Corporate common stock and mutual funds: Investments are valued at quoted market prices.

▪	Common and collective trusts: The investment in common and collective trusts is based on the fair value of the underlying assets and is expressed in units.

▪	Corporate debt securities: In general, corporate bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings.
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
The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,314	$—	$—	$4,314
Common and collective trusts:
International small cap	—	15,845	—	15,845
Global/International equity	—	21,198	—	21,198
International equity emerging markets	—	17,809	—	17,809
Common stocks:
Industrials	9,307	—	—	9,307
Energy	2,663	—	—	2,663
Consumer	8,002	—	—	8,002
Healthcare	6,013	—	—	6,013
Finance	11,566	—	—	11,566
Utilities	1,711	—	—	1,711
Information technology	8,785	—	—	8,785
Foreign	6,175	—	—	6,175
Mutual funds:
Foreign large blend	18,492	—	—	18,492
Long-term bond fund	137,031	—	—	137,031
Mid-cap growth fund	18,009	—	—	18,009
Subtotal	$232,068	$54,852	$—	$286,920
Payable held under securities lending agreement				(322)
Total investments at fair value				$286,598

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,786	$—	$—	$3,786
Common and collective trusts:
International small cap	—	12,725	—	12,725
Global/International equity	—	16,656	—	16,656
Domestic equity – small/mid cap	—	17,339	—	17,339
International equity emerging markets	—	17,672	—	17,672
Common stocks:
Industrials	9,475	—	—	9,475
Energy	1,966	—	—	1,966
Consumer	8,270	—	—	8,270
Healthcare	7,386	—	—	7,386
Finance	13,000	—	—	13,000
Utilities	2,305	—	—	2,305
Information technology	6,828	—	—	6,828
Foreign	6,078	—	—	6,078
Mutual funds:
Foreign large blend	18,907	—	—	18,907
Long-term bond fund	114,557	—	—	114,557
Corporate debt securities	—	1,073	—	1,073
Subtotal	$192,558	$65,465	$—	$258,023
Payable held under securities lending agreement				(3,467)
Total investments at fair value				$254,556
Our OPEB plan had approximately $20,000 held in cash and equivalents at December 31, 2013, which were categorized as level 1.
We have formal investment policy guidelines for our company-sponsored plans. These guidelines were set by our benefits committee, which is comprised of members of our management and has been assigned its fiduciary authority over management of the plan assets by our Board of Directors. The committee’s duties include periodically reviewing and modifying those investment policy guidelines as necessary and insuring that the policy is adhered to and the investment objectives are met.
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
The general policy states that plan assets would be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management is to maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revising long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection included:

▪	Assets are diversified among various asset classes, such as domestic equities, international equities, fixed income and cash. The long-term asset allocation ranges are as follows:

Domestic equities	19%-31%
International equities, including emerging markets	16%-34%
Corporate bonds	40%-60%
Liquid reserves	0%-1%

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
At December 31, 2013, ten active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the benefits committee.
We are required to make contributions to our qualified pension plans. In 2013 we contributed $15.1 million to these pension plans. We also contributed $0.3 million to our non-qualified pension plan in 2013. Our cash contributions in 2014 are estimated to be approximately $15 million. These contributions are comprised of $8 million in actuarially determined minimum contributions and $7 million of payments required to be made under a previous agreement with the Pension Benefit Guarantee Corporation stemming from the 2011 sale of the Lewiston, Idaho Sawmill. We do not anticipate funding our OPEB plans in 2013 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments, which reflect expected future service and expected Medicare prescription subsidy receipts, are as follows for the years indicated:

(In thousands)	Pension Benefit Plans	Other Postretirement Employee Benefit Plans	Expected Medicare Subsidy
2014	$17,837	$8,744	$310
2015	18,361	8,947	313
2016	18,942	9,268	315
2017	19,486	9,190	313
2018	19,932	9,229	309
2019-2023	103,091	39,664	1,436
Multiemployer Defined Benefit Pension Plans
Hourly employees at two of our manufacturing facilities participate in multiemployer defined benefit pension plans: the PACE Industry Union Management Pension Fund, or PIUMPF, which is managed by United Steelworkers, or USW, Benefits; and the International Association of Machinist & Aerospace Workers National Pension Fund, or IAM. We make contributions to these plans, as well as make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is also managed by USW Benefits. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:

▪	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

▪	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

▪
Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed a withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on information as of December 31, 2012 provided by PIUMPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF in 2013 would have been in excess of $72 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.

Our participation in these plans for the annual period ended December 31, 2013, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2013 and 2012 is for a plan’s year-end as of December 31, 2012, and December 31, 2011, respectively. The zone status is based on information we received from the plans and is certified by each plans’ actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan, or FIP, or a rehabilitation plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2013, the contribution rates for the IAM plan increased to $4.00 an hour, up from $3.25 an hour in 2012 and $3.00 an hour in 2011, affecting the comparability of the contributions year over year. Similarly, in November of 2011, the USW plan’s contribution rates increased from $2.4285 an hour to $2.6714 an hour. The USW plan's rate increase was implemented as part of the RP in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. As such, the USW contribution rate changes affect comparability of the contributions year over year. We were listed in the USW Plan’s Form 5500 report as providing more than five percent of the total contributions for the years 2012 and 2011. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2013 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2013	2012		2013	2012	2011
IAM	51-6031295	002	Green	Green	N/A	$343	$288	$269	No	5/31/2016
USW	11-6166763	001	Red	Red	Implemented	5,718	5,673	5,648	No	8/31/2014
					Total Contributions:	$6,061	$5,961	$5,917
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

	2013	2012	2011
Basic average common shares outstanding[1]	22,081,026	23,298,663	22,913,881
Incremental shares due to:
Restricted stock units	53,803	24,086	220,457
Performance shares	129,003	291,036	817,946
Diluted average common shares outstanding	22,263,832	23,613,785	23,952,284
Basic net earnings per common share	$4.84	$2.75	$1.73
Diluted net earnings per common share	4.80	2.72	1.66
Anti-dilutive shares excluded from calculation	41,337	9,992	88,674

[1]
Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 14, "Equity-Based Compensation Plans" for further discussion.

NOTE 14 Equity-Based Compensation Plans
The Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan, which has been approved by our stockholders, provides for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options, or stock appreciation rights to selected employees, outside directors, and consultants of the company. The Stock Plan became effective on December 16, 2008. Under the Stock Plan, as amended, we are authorized to issue up to approximately 4.1 million shares, which includes approximately 0.7 million additional shares authorized in connection with our acquisition of Cellu Tissue that are available for issuance as equity-based awards only to any employees, outside directors, or consultants who were not employed on December 26, 2010 by Clearwater Paper Corporation or any of its subsidiaries. At December 31, 2013, approximately 1.9 million shares were available for future issuance under the Stock Plan.

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
Employee equity-based compensation expense was recognized as follows:

(In thousands)	2013	2012	2011
Restricted stock units	$1,801	$970	$1,212
Performance shares	5,075	7,364	5,446
Total employee equity-based compensation	$6,876	$8,334	$6,658
Related tax benefit	$2,049	$2,886	$2,290
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
A summary of the status of outstanding unvested RSU awards as of December 31, 2013, 2012 and 2011, and changes during those years, is presented below:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at
January 1	63,727	$35.57	169,344	$11.33	437,272	$6.96
Granted	72,702	43.44	52,294	34.59	23,138	38.42
Vested	(30,190)	39.21	(155,177)	8.82	(286,486)	6.88
Forfeited	(3,581)	42.03	(2,734)	34.07	(4,580)	8.64
Unvested shares outstanding at December 31	102,658	39.85	63,727	35.57	169,344	11.33
Aggregate intrinsic value (in thousands)		$5,390		$2,496		$6,030
During 2013, 126,726 shares of RSUs were distributed. Of these shares, 22,370 were RSU shares that were settled and distributed in the fourth quarter of 2013. The remaining 104,356 shares were RSU shares that were settled in prior years but distribution had been deferred to preserve tax deductibility for the company in the respective years because distribution of these shares would have resulted in certain executive compensation being above the Internal Revenue Code section 162(m) threshold for those years. After adjusting for minimum tax withholdings a net 73,154 shares were issued during 2013. The minimum tax withholdings payment made in 2013 in connection with issued shares was $2.6 million.
During 2012, 288,336 shares of RSUs were settled, of which 112,682 shares were settled and distributed. The remaining 175,654 shares were deferred under Internal Revenue Code section 162(m). Included in the total shares settled during 2012 were RSUs of which a portion vested each year over a three year period ending in January 2012. After adjusting for minimum tax withholdings and deferred shares, a net 78,029 shares were issued during 2012. The minimum tax withholdings payment made in 2012 in connection with issued shares was $1.3 million.
As of December 31, 2013 a total of 84,602 shares remain deferred under Internal Revenue Code section 162(m).
The fair value of each RSU share award granted during 2013 was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during 2013 was $1.2 million.

As of December 31, 2013, there was $2.6 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 2.0 years.
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
The fair value of performance share awards is estimated using a Monte Carlo simulation model. For performance shares granted in 2013, the following assumptions were used in our Monte Carlo model:

Closing price of stock on date of grant	$47.30
Risk free rate	0.35%
Measurement period	3 years
Volatility	30%
In addition to the above assumptions, the dividend yields for all companies were assumed to be zero since dividends are included in the definition of total shareholder return.
A summary of the status of outstanding performance share awards as of December 31, 2013, 2012 and 2011, and changes during those years, is presented below:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding share awards at January 1	392,655	$44.67	749,538	$19.52	638,870	$13.00
Granted	124,513	63.46	150,865	40.24	110,668	57.18
Settled	(246,592)	47.19	(499,680)	5.65	—	—
Forfeited	(10,735)	54.87	(8,068)	42.15	—	—
Outstanding share awards at December 31	259,841	50.87	392,655	44.67	749,538	19.52
Aggregate intrinsic value (in thousands)		$13,642		$15,376		$26,691
On December 31, 2013, the three-year performance period for 108,366 performance shares granted in 2011 ended. The requisite market condition performance measure was not met, and as such no shares will be paid or issued under these awards.
The service and performance period for 138,226 outstanding performance shares granted in 2010 ended on December 31, 2012. Those performance shares were settled and distributed during the first quarter of 2013. The number of shares actually distributed, as a percentage of the performance shares granted, was 101.4%. After adjusting for the related minimum tax withholdings, a net 93,744 shares were issued in the first quarter of 2013. The related minimum tax withholdings payment made in the first quarter of 2013 in connection with issued shares was $2.2 million.
As of December 31, 2013, there was $5.6 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 1.5 years.

DIRECTOR AWARDS
In connection with joining our Board of Directors, in January 2009 our outside directors at that time were granted an award of phantom common stock units, which were credited to an account established on behalf of each director and vested ratably over a three-year period with the final vesting in January 2012. Subsequent equity awards have been granted annually in May, or on a pro-rata basis as applicable, to our outside directors in the form of phantom common stock units as part of their annual compensation, which are credited to their accounts. These awards vest ratably over a one-year period. These accounts will be credited with additional phantom common stock units equal in value to dividends paid, if any, on the same amount of common stock. Upon separation from service as a director, the vested portion of the phantom common stock units held by the director in a stock unit account are converted to cash based upon the then market price of the common stock and paid to the director. Due to its cash-settlement feature, we account for these awards as liabilities rather than equity and recognize the equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation expense totaling $4.1 million, $1.4 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on our Consolidated Balance Sheets were $13.2 million and $9.1 million, respectively.
NOTE 15 Fair Value Measurements
The estimated fair values of our financial instruments as of our balance sheet dates are presented below:

	2013		2012
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, short-term investments and restricted cash (Level 1)	$95,206	$95,206	$34,079	$34,079
Long-term debt (Level 1)	650,000	651,313	523,933	572,625
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

NOTE 16 Commitments and Contingencies
LEASE COMMITMENTS
Our operating leases cover manufacturing, office, warehouse and distribution space, equipment and vehicles, which expire at various dates through 2028. Additionally, we have capital leases related to our North Carolina converting and manufacturing facilities. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.
As of December 31, 2013, under current operating and capital lease contracts, we had future minimum lease payments as follows:

(In thousands)	Capital	Operating
2014	$2,375	$17,335
2015	2,420	12,926
2016	2,466	9,823
2017	2,513	8,555
2018	2,560	6,141
Thereafter	34,802	10,478
Total future minimum lease payments	$47,136	$65,258
Less interest portion	(23,141)
Present value of future minimum lease payments	$23,995

Rent expense for operating leases was $19.4 million, $16.6 million and $16.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(In thousands)	2013	2012	2011
Segment net sales:
Consumer Products	$1,149,692	$1,134,556	$1,092,133
Pulp and Paperboard	740,138	739,748	835,840
Total segment net sales	$1,889,830	$1,874,304	$1,927,973
Operating income:
Consumer Products	$52,799	$93,347	$42,806
Pulp and Paperboard[1]	95,781	103,910	92,827
	148,580	197,257	135,633
Corporate and eliminations[1]	(49,252)	(51,870)	(20,188)
Income from operations	$99,328	$145,387	$115,445
Depreciation and amortization:
Consumer Products	$65,197	$54,547	$50,391
Pulp and Paperboard	23,266	23,113	26,073
Corporate	1,809	1,673	469
Total depreciation and amortization	$90,272	$79,333	$76,933
Assets:
Consumer Products	$1,215,919	$1,178,438	$1,081,988
Pulp and Paperboard	359,735	344,614	355,886
	1,575,654	1,523,052	1,437,874
Corporate	169,171	110,404	133,444
Total assets	$1,744,825	$1,633,456	$1,571,318
Capital expenditures:
Consumer Products	$46,647	$183,330	$117,059
Pulp and Paperboard	30,846	19,954	15,355
	77,493	203,284	132,414
Corporate	9,015	3,831	5,329
Total capital expenditures	$86,508	$207,115	$137,743

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

Our manufacturing facilities and all other assets are located within the continental United States, except for one production facility in St. Catharines, Ontario, Canada. We sell and ship our products to customers in many foreign countries. Geographic information regarding our net sales is summarized as follows:

(In thousands)	2013	2012	2011
United States	$1,751,001	$1,726,561	$1,751,482
Japan	67,728	63,368	63,584
Canada	26,161	29,557	31,256
Korea	10,899	9,655	5,426
Australia	7,924	7,786	6,246
China	5,404	3,488	15,081
Mexico	2,964	6,102	13,619
Taiwan	1,755	11,061	16,205
Other foreign countries	15,994	16,726	25,074
Total net sales	$1,889,830	$1,874,304	$1,927,973
NOTE 18 Financial Results by Quarter (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
(In thousands— except per-share amounts)	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$460,824	$457,798	$471,002	$473,572	$487,845	$480,233	$470,159	$462,701
Costs and expenses:
Cost of sales	(414,209)	(403,076)	(414,521)	(398,546)	(441,237)	(409,822)	(401,404)	(396,428)
Selling, general and administrative expenses	(34,132)	(29,074)	(26,767)	(30,529)	(27,766)	(30,649)	(30,466)	(30,793)
Total operating costs and expenses	(448,341)	(432,150)	(441,288)	(429,075)	(469,003)	(440,471)	(431,870)	(427,221)
Income from operations	12,483	25,648	29,714	44,497	18,842	39,762	38,289	35,480
Net (loss) earnings	$(882)	$3,726	$11,658	$21,489	$13,317	$19,064	$82,862	$19,852
Net (loss) earnings per common share
Basic	$(0.04)	$0.16	$0.52	$0.92	$0.60	$0.82	$3.91	$0.86
Diluted	(0.04)	0.16	0.52	0.91	0.60	0.80	3.87	0.84

NOTE 19 Supplemental Guarantor Financial Information
All of our directly and indirectly owned, domestic subsidiaries guarantee the 2013 Notes and the 2010 Notes on a joint and several basis. As of December 31, 2013, the 2013 Notes and 2010 Notes were not guaranteed by Interlake Acquisition Corporation Limited, a foreign subsidiary. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2013 Notes and 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,408,941	$480,599	$29,494	$(29,204)	$1,889,830
Cost and expenses:
Cost of sales	(1,203,945)	(467,822)	(28,808)	29,204	(1,671,371)
Selling, general and administrative expenses	(94,861)	(22,918)	(1,352)	—	(119,131)
Total operating costs and expenses	(1,298,806)	(490,740)	(30,160)	29,204	(1,790,502)
Income (loss) from operations	110,135	(10,141)	(666)	—	99,328
Interest expense, net	(44,031)	(5)	—	—	(44,036)
Debt retirement costs	(17,058)	—	—	—	(17,058)
Earnings (loss) before income taxes	49,046	(10,146)	(666)	—	38,234
Income tax benefit (provision)	61,778	(4,420)	(138)	11,501	68,721
Equity in income of subsidiary	(15,370)	(804)	—	16,174	—
Net earnings (loss)	$95,454	$(15,370)	$(804)	$27,675	$106,955
Other comprehensive income, net of tax	57,600	—	—	—	57,600
Comprehensive income (loss)	$153,054	$(15,370)	$(804)	$27,675	$164,555
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,375,732	$492,074	$26,478	$(19,980)	$1,874,304
Cost and expenses:
Cost of sales	(1,149,413)	(454,383)	(24,056)	19,980	(1,607,872)
Selling, general and administrative expenses	(96,668)	(22,268)	(2,109)	—	(121,045)
Total operating costs and expenses	(1,246,081)	(476,651)	(26,165)	19,980	(1,728,917)
Income from operations	129,651	15,423	313	—	145,387
Interest expense, net	(33,796)	—	—	—	(33,796)
Earnings before income taxes	95,855	15,423	313	—	111,591
Income tax provision	(42,440)	(14,362)	(35)	9,377	(47,460)
Equity in income of subsidiary	1,339	278	—	(1,617)	—
Net earnings	$54,754	$1,339	$278	$7,760	$64,131
Other comprehensive loss, net of tax	(428)	—	—	—	(428)
Comprehensive income	$54,326	$1,339	$278	$7,760	$63,703

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2011

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,464,570	$508,341	$32,977	$(77,915)	$1,927,973
Cost and expenses:
Cost of sales	(1,256,507)	(493,338)	(30,600)	77,915	(1,702,530)
Selling, general and administrative expenses	(61,794)	(44,481)	(3,723)	—	(109,998)
Total operating costs and expenses	(1,318,301)	(537,819)	(34,323)	77,915	(1,812,528)
Income (loss) from operations	146,269	(29,478)	(1,346)	—	115,445
Interest expense, net	(44,187)	(622)	—	—	(44,809)
Other, net	(215)	388	111	—	284
Earnings (loss) before income taxes	101,867	(29,712)	(1,235)	—	70,920
Income tax (provision) benefit	(34,018)	1,857	(2,452)	3,367	(31,246)
Equity in income of subsidiary	(31,542)	(3,687)	—	35,229	—
Net earnings	$36,307	$(31,542)	$(3,687)	$38,596	$39,674
Other comprehensive loss, net of tax	(16,913)	—	—	—	(16,913)
Comprehensive income	$19,394	$(31,542)	$(3,687)	$38,596	$22,761

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$18,273	$—	$5,402	$—	$23,675
Restricted cash	1,500	—	—	—	1,500
Short-term investments	70,000	—	—	—	70,000
Receivables, net	119,278	38,063	2,700	(1,167)	158,874
Taxes receivable	3,709	(15,882)	324	22,352	10,503
Inventories	198,476	65,017	4,295	—	267,788
Deferred tax assets	42,289	6,094	5	(10,850)	37,538
Prepaid expenses	4,704	695	124	—	5,523
Total current assets	458,229	93,987	12,850	10,335	575,401
Property, plant and equipment, net	636,662	231,225	16,811	—	884,698
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	39,619	1,159	—	40,778
Intercompany receivable (payable)	91,865	(63,932)	(16,431)	(11,502)	—
Investment in subsidiary	196,763	5,575	—	(202,338)	—
Pension assets	4,488	—	—	—	4,488
Other assets, net	8,772	1,155	—	—	9,927
TOTAL ASSETS	$1,626,312	$307,629	$14,389	$(203,505)	$1,744,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$140,125	$45,736	$5,954	$(1,167)	$190,648
Current liability for pensions and other postretirement employee benefits	8,778	—	—		8,778
Total current liabilities	148,903	45,736	5,954	(1,167)	199,426
Long-term debt	650,000	—	—	—	650,000
Liability for pensions and other postretirement employee benefits	109,807	—	—	—	109,807
Other long-term obligations	51,740	1,202	—	—	52,942
Accrued taxes	1,430	911	317	—	2,658
Deferred tax liabilities	59,338	63,017	2,543	—	124,898
Accumulated other comprehensive loss, net of tax	(58,093)	—	—	—	(58,093)
Stockholders’ equity excluding accumulated other comprehensive loss	663,187	196,763	5,575	(202,338)	663,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,626,312	$307,629	$14,389	$(203,505)	$1,744,825

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$11,105	$5	$1,469	$—	$12,579
Short-term investments	20,000	—	—	—	20,000
Receivables, net	109,129	41,431	5,612	(2,029)	154,143
Taxes receivable	20,712	116	—	—	20,828
Inventories	163,422	63,476	4,568	—	231,466
Deferred tax assets	11,750	4,595	—	791	17,136
Prepaid expenses	11,441	708	165	—	12,314
Total current assets	347,559	110,331	11,814	(1,238)	468,466
Property, plant and equipment, net	618,076	242,818	16,483	—	877,377
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	46,379	1,374	—	47,753
Intercompany receivable (payable)	108,530	(91,881)	(15,858)	(791)	—
Investment in subsidiary	209,431	6,204	—	(215,635)	—
Other assets, net	9,948	379	—	—	10,327
TOTAL ASSETS	$1,523,077	$314,230	$13,813	$(217,664)	$1,633,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$132,360	$30,630	$4,635	$(2,029)	$165,596
Current liability for pensions and other postretirement employee benefits	9,137	—	—	—	9,137
Total current liabilities	141,497	30,630	4,635	(2,029)	174,733
Long-term debt	523,933	—	—	—	523,933
Liability for pensions and other postretirement employee benefits	204,163	—	—	—	204,163
Other long-term obligations	49,102	1,808	—	—	50,910
Accrued taxes	76,617	1,771	311	—	78,699
Deferred tax liabilities (assets)	(13,129)	70,590	2,663	—	60,124
Accumulated other comprehensive loss, net of tax	(115,693)	—	—	—	(115,693)
Stockholders’ equity excluding accumulated other comprehensive loss	656,587	209,431	6,204	(215,635)	656,587
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,523,077	$314,230	$13,813	$(217,664)	$1,633,456

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$95,454	$(15,370)	$(804)	$27,675	$106,955
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	54,291	33,712	2,269	—	90,272
Non-cash adjustments to unrecognized taxes	(75,308)	—	—	—	(75,308)
Deferred tax provision (benefit)	3,185	(9,072)	(125)	11,641	5,629
Equity-based compensation expense	10,960			—	10,960
Employee benefit plans	10,131	—	—	—	10,131
Deferred issuance costs and discounts on long-term debt	4,964	—	—	—	4,964
Disposal of plant and equipment, net	201	1,291	1	—	1,493
Changes in working capital, net	(31,256)	11,747	4,487	—	(15,022)
Change in taxes receivable, net	17,003	15,998	(324)	(22,352)	10,325
Change in non-current accrued taxes, net	1,423	(860)	6	—	569
Funding of qualified pension plans	(15,050)	—	—	—	(15,050)
Change in restricted cash	—	(32)	—	—	(32)
Other, net	(452)	923	—	—	471
Net cash flows from operating activities	75,546	38,337	5,510	16,964	136,357
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	(50,000)	—	—	—	(50,000)
Additions to plant and equipment	(65,708)	(22,562)	(2,323)	—	(90,593)
Net cash flows from investing activities	(115,708)	(22,562)	(2,323)	—	(140,593)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(150,000)	—	—	—	(150,000)
Purchase of treasury stock	(100,000)	—	—	—	(100,000)
Investment from (to) parent	31,998	(15,780)	746	(16,964)	—
Payment for long-term debt issuance costs	(4,837)	—	—	—	(4,837)
Payment of tax withholdings on equity- based payment arrangements	(4,831)	—	—	—	(4,831)
Net cash flows from financing activities	47,330	(15,780)	746	(16,964)	15,332
Increase (decrease) in cash	7,168	(5)	3,933	—	11,096
Cash at beginning of period	11,105	5	1,469	—	12,579
Cash at end of period	$18,273	$—	$5,402	$—	$23,675

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$54,754	$1,339	$278	$7,760	$64,131
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	48,191	29,030	2,112	—	79,333
Non-cash adjustments to unrecognized taxes	3,275	—	—	—	3,275
Deferred tax provision (benefit)	9,840	4,009	(188)	(791)	12,870
Equity-based compensation expense	9,703	—	—	—	9,703
Employee benefit plans	9,366	—	—	—	9,366
Deferred issuance costs and discounts on long-term debt	2,010	—	—	—	2,010
Disposal of plant and equipment, net	622	1,381	—	—	2,003
Changes in working capital, net	25,252	36,596	(567)	—	61,281
Change in taxes receivable, net	(11,755)	593	334	—	(10,828)
Excess tax benefits from equity-based payment arrangements	(15,837)	—	—	—	(15,837)
Change in non-current accrued taxes, net	(242)	22	1,180	—	960
Funding of qualified pension plans	(20,627)	—	—	—	(20,627)
Change in restricted cash	769	—	—	—	769
Other, net	548	(264)	—	—	284
Net cash flows from operating activities	115,869	72,706	3,149	6,969	198,693
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	35,001	—	—	—	35,001
Additions to plant and equipment	(190,296)	(11,632)	(1,848)	—	(203,776)
Cash paid for acquisitions, net of cash acquired	(9,264)	—	—	—	(9,264)
Proceeds from the sale of assets	—	1,035	—	—	1,035
Net cash flows from investing activities	(164,559)	(10,597)	(1,848)	—	(177,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(18,650)	—	—	—	(18,650)
Investment from (to) parent	75,198	(66,463)	(1,766)	(6,969)	—
Payment for long-term debt issuance costs	(2)	—	—	—	(2)
Payment of tax withholdings on equity-based payment arrangements	(13,234)	—	—	—	(13,234)
Excess tax benefits from equity-based payment arrangements	15,837	—	—	—	15,837
Other, net	(1,500)	—	—	—	(1,500)
Net cash flows from financing activities	57,649	(66,463)	(1,766)	(6,969)	(17,549)
Increase (decrease) in cash	8,959	(4,354)	(465)	—	4,140
Cash at beginning of period	2,146	4,359	1,934	—	8,439
Cash at end of period	$11,105	$5	$1,469	$—	$12,579

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2011

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$36,307	$(31,542)	$(3,687)	$38,596	$39,674
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	45,439	29,364	2,130	—	76,933
Deferred tax provision (benefit)	(2,394)	24,466	(2,815)	(4,480)	14,777
Equity-based compensation expense	8,134	—	—	—	8,134
Employee benefit plans	16,897	—	—	—	16,897
Deferred issuance costs and discounts on long-term debt	215	—	—	—	215
Disposal of plant and equipment, net	324	672	2	—	998
Changes in working capital, net	(133,142)	45,400	1,730	—	(86,012)
Change in taxes receivable, net	(4,685)	1,939	(217)	3,317	354
Excess tax benefits from equity-based payment arrangements	(885)	—	—	—	(885)
Change in non-current accrued taxes, net	2,453	—	—	—	2,453
Funding of qualified pension plans	(12,498)	—	—	—	(12,498)
Change in restricted cash	4,160	—	—	—	4,160
Other, net	3,195	—	—	—	3,195
Net cash flows from operating activities	(36,480)	70,299	(2,857)	37,433	68,395
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	71,094	—	—	—	71,094
Additions to plant and equipment	(117,525)	(16,088)	(456)	—	(134,069)
Proceeds from the sale of assets	12,826	—	—	—	12,826
Net cash flows from investing activities	(33,605)	(16,088)	(456)	—	(50,149)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(15,595)	—	—	(15,595)
Purchase of treasury stock	(11,350)	—	—	—	(11,350)
Investment from (to) parent	70,013	(36,432)	3,852	(37,433)	—
Payment for long-term debt issuance costs	(638)	—	—	—	(638)
Payment of tax withholdings on equity-based payment arrangements	(2,400)	—	—	—	(2,400)
Excess tax benefits from equity-based payment arrangements	885	—	—	—	885
Other, net	2	—	—	—	2
Net cash flows from financing activities	56,512	(52,027)	3,852	(37,433)	(29,096)
Effect of exchange rate changes	—	—	361	—	361
Increase (decrease) in cash	(13,573)	2,184	900	—	(10,489)
Cash at beginning of period	15,719	2,175	1,034	—	18,928
Cash at end of period	$2,146	$4,359	$1,934	$—	$8,439

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clearwater Paper Corporation:
We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clearwater Paper Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clearwater Paper Corporation:

We have audited Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Clearwater Paper Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Clearwater Paper Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clearwater Paper Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 19, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 19, 2014

ITEM 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.
Controls and Procedures
Evaluation of Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Under the supervision of and with the participation of our CEO and our CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2013 our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

ITEM 9B.
Other Information
None.

Part III

ITEM 10.
Directors, Executive Officers and Corporate Governance
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be filed on or about March 24, 2014, for the 2014 annual meeting of stockholders, referred to in this report as the 2014 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report in Item 1. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees and a Code of Ethics for Senior Financial Officers that applies to our CEO, CFO, the President, the Controller and other Senior Financial Officers identified by our Board of Directors. You can find each code on our website by going to the following address: www.clearwaterpaper.com, selecting “Investor Relations” and “Corporate Governance,” then selecting the link for “Code of Business Conduct and Ethics" or "Code of Ethics for Senior Financial Officers.” We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website. To date, no waivers of the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers have been considered or granted.
Our Board of Directors has adopted corporate governance guidelines and charters for the Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Governance Committee. You can find these documents on our website by going to the following address: www.clearwaterpaper.com, selecting “Investor Relations” and “Corporate Governance,” then selecting the appropriate link.
The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2013, the members of that committee were Boh A. Dickey (Chair), Beth E. Ford, William D. Larsson and William T. Weyerhaeuser. The Board of Directors has determined that Messrs. Dickey and Larsson are each an “audit committee financial expert” and that all of the members of the Audit Committee are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.
Executive Compensation
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2014 Proxy Statement, to be filed on or about March 24, 2014, relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2014 Proxy Statement, to be filed on or about March 24, 2014, relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
The following table provides certain information as of December 31, 2013, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	809,597	—	1,883,730
Equity compensation plans not approved by security holders	—	—	—
Total	809,597	—	1,883,730
1 Includes 736,414 performance shares and 73,183 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share and RSU programs, not including future dividend equivalents, if any are paid.
2 Performance shares and RSUs do not have exercise prices and therefore are not included in the weighted average exercise price calculation.

ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2014 Proxy Statement, to be filed on or about March 24, 2014, relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.
Principal Accounting Fees and Services
Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2014 Proxy Statement, to be filed on or about March 24, 2014, relating to our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.
Exhibits, Financial Statement Schedules
FINANCIAL STATEMENTS
Our consolidated financial statements are listed in the Index to Consolidated Financial Statements on page 40 of this report.
FINANCIAL STATEMENT SCHEDULES
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.
EXHIBITS
Exhibits are listed in the Exhibit Index on pages 86-90 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/S/ Linda K. Massman
Linda K. Massman President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 19, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/S/ Linda K. Massman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2014
Linda K. Massman

By	/S/ John D. Hertz	Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)	February 19, 2014
John D. Hertz

By	/S/ Johnathan D. Hunter	Vice President, Corporate Controller (Duly Authorized Officer; Principal Accounting Officer)	February 19, 2014
Johnathan D. Hunter

	* Boh A. Dickey	Director and Chair of the Board	February 19, 2014

	* Frederic W. Corrigan	Director	February 19, 2014

	* Beth E. Ford	Director	February 19, 2014

	* Kevin J. Hunt	Director	February 19, 2014

	* William D. Larsson	Director	February 19, 2014

	* Michael T. Riordan	Director	February 19, 2014

	* William T. Weyerhaeuser	Director	February 19, 2014

*By	/S/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
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

4.3*
Indenture, dated as of January 23, 2013, by and among Clearwater Paper Corporation (the “Registrant”), the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 2013).

4.4*	Form of 4.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 2013).

4.5*
Registration Rights Agreement, dated as of January 23, 2013, by and among the Registrant, the Guarantors (as defined therein), Goldman Sachs & Co. and Merrill Lynch, Pierce Fenner & Smith Incorporated, as the initial purchasers, (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 2013).

10.1*
Employee Matters Agreement, dated December 15, 2008, between the Company and Potlatch Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2010).

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

10.3(v)*
Fifth Amendment to Loan and Security Agreement, dated as of August 17, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2011).

10.3(vi)*
Sixth Amendment to Loan and Security Agreement, dated as of September 28, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2011).

10.3(vii)*
Seventh Amendment to Loan and Security Agreement, dated as of September 27, 2012, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3(vii) to the Company's Annual Report on Form 10-K filed with the Commission on February 25, 2013).

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

10.5(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Restricted Stock Unit Agreement, dated as of January 1, 2013, with Linda K. Massman (incorporated by reference to Exhibit 10.7(i) to the Company's Annual Report on Form 10-K filed with the Commission on February 25, 2013).

10.6*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.6(i)*[1]
Amendment No. 1 to Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2010).

10.6(ii)*[1]
Amendment No. 2 to Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2011).

10.7*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement, as amended and restated December 1, 2009, to be used for annual performance share awards approved subsequent to December 31, 2009 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2010).

10.7(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement, to be used for annual performance share awards approved subsequent to December 31, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission December 14, 2011).

10.8*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.8(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, as amended and restated May 12, 2009, to be used for restricted stock unit awards approved subsequent to May 12, 2009 (incorporated by reference to Exhibit 10.12(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2009).

10.8(ii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, as amended and restated December 1, 2009, to be used for annual restricted stock unit awards approved subsequent to December 31, 2009, (incorporated by reference to Exhibit 10.12(ii) to the Company's Current Report on Form 8-K filed with the Commission on December 4, 2009).

10.8(iii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of RSU Deferral Agreement for Annual LTIP and Founders Grant RSUs (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.8(iv)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of RSU Deferral Agreement for Founders Grant RSUs (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.8(v)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Award, to be used for annual restricted stock unit awards approved subsequent to December 31, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.8(vi)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of Restricted Stock Unit Award, to be used for special restricted stock unit awards (incorporated by reference to Exhibit 10.10(vii) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2012).

10.8(vii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of RSU Deferral Agreement for Annual LTIP RSUs (incorporated by reference to Exhibit 10.10(viii) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2012).

10.9*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2009).

10.10*[1]	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.14(i) to the Company’s Current Report on Form 8-K filed with the Commission on May 14, 2010).

10.11*[1]
Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.15(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended March 31, 2010).

10.11(i)[1]	Amendment to Clearwater Paper Corporation Management Deferred Compensation Plan, dated December 17, 2013.

10.12[1]	Clearwater Paper Executive Severance Plan.

10.13*[1]
Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2011).

10.13(i)[1]	Amendment to Clearwater Paper Corporation Salaried Supplemental Benefit Plan, dated December 17, 2013.

10.14*[1]
Clearwater Paper Corporation Benefits Protection Trust Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).

10.14(i)*[1]
Amendment to the Clearwater Paper Corporation Benefits Protection Agreement, dated August 8, 2013 (incorporated by reference to Exhibit 10.16(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2013).

10.15*[1]
Clearwater Paper Corporation Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.16[1]	Clearwater Paper Change of Control Plan.

10.17*[1]
Offer Letter, dated June 25, 2012, with John D. Hertz, (incorporated by reference to Exhibit 10.10(vi) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2012).

10.17(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Restricted Stock Unit Award, dated July 3, 2012, with John D. Hertz (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2012).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Clearwater Paper Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

*	Incorporated by reference.

1	Management contract or compensatory plan, contract or arrangement.