Form 10-Q
period 2014-03-31
Clearwater Paper Corp
filed 2014-04-30
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of April 23, 2014 was 20,421,204.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$484,920	$460,824
Costs and expenses:
Cost of sales	(426,629)	(414,209)
Selling, general and administrative expenses	(33,514)	(34,132)
Impairment of assets	(4,259)	—
Total operating costs and expenses	(464,402)	(448,341)
Income from operations	20,518	12,483
Interest expense, net	(10,734)	(10,982)
Debt retirement costs	—	(17,058)
Earnings (loss) before income taxes	9,784	(15,557)
Income tax (provision) benefit	(3,558)	14,675
Net earnings (loss)	$6,226	$(882)
Net earnings (loss) per common share:
Basic	$0.30	$(0.04)
Diluted	0.29	(0.04)
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net earnings (loss)	$6,226	$(882)
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $965 and $1,706	1,529	2,624
Amortization of prior service credit included in net periodic cost, net of tax of $(29) and $(107)	(45)	(163)
Other comprehensive income, net of tax	1,484	2,461
Comprehensive income	$7,710	$1,579
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$24,042	$23,675
Restricted cash	1,500	1,500
Short-term investments	59,000	70,000
Receivables, net	169,052	158,874
Taxes receivable	4,980	10,503
Inventories	269,249	267,788
Deferred tax assets	37,257	37,538
Prepaid expenses	10,501	5,523
Total current assets	575,581	575,401
Property, plant and equipment, net	875,955	884,698
Goodwill	229,533	229,533
Intangible assets, net	37,803	40,778
Pension assets	7,732	4,488
Other assets, net	9,585	9,927
TOTAL ASSETS	$1,736,189	$1,744,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$205,438	$190,648
Current liability for pensions and other postretirement employee benefits	8,778	8,778
Total current liabilities	214,216	199,426
Long-term debt	650,000	650,000
Liability for pensions and other postretirement employee benefits	107,402	109,807
Other long-term obligations	50,825	52,942
Accrued taxes	2,677	2,658
Deferred tax liabilities	126,726	124,898
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,030,815 and 24,007,581 shares issued	2	2
Additional paid-in capital	327,417	326,546
Retained earnings	472,865	466,639
Treasury stock, at cost, common shares-3,382,224 and 2,923,640 shares repurchased	(159,332)	(130,000)
Accumulated other comprehensive loss, net of tax	(56,609)	(58,093)
Total stockholders’ equity	584,343	605,094
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,736,189	$1,744,825
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$6,226	$(882)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	22,231	22,151
Equity-based compensation expense	4,479	4,785
Impairment of assets	4,259	—
Deferred tax provision (benefit)	1,173	(12,614)
Employee benefit plans	888	2,693
Deferred issuance costs and discounts on long-term debt	475	3,544
Disposal of plant and equipment, net	429	—
Changes in working capital, net	(5,656)	(9,868)
Changes in taxes receivable, net	5,523	9,547
Changes in non-current accrued taxes, net	19	(3,177)
Funding of qualified pension plans	(4,314)	(3,026)
Other, net	(462)	361
Net cash flows from operating activities	35,270	13,514
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	11,000	(65,000)
Additions to plant and equipment	(16,239)	(19,471)
Proceeds from sale of assets	460	—
Net cash flows from investing activities	(4,779)	(84,471)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	275,000
Repayment of long-term debt	—	(150,000)
Purchase of treasury stock	(29,332)	(50,166)
Payments for long-term debt issuance costs	—	(4,723)
Payment of tax withholdings on equity-based payment arrangements	(792)	(2,195)
Net cash flows from financing activities	(30,124)	67,916
Increase (decrease) in cash	367	(3,041)
Cash at beginning of period	23,675	12,579
Cash at end of period	$24,042	$9,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$6,188	$2,966
Cash paid for income taxes	1,009	967
Cash received from income tax refunds	4,133	631
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Changes in accrued plant and equipment	$(1,489)	$2,213
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Condensed Notes to Consolidated Financial Statements
Unaudited
NOTE 1 Nature of Operations and Basis of Presentation
GENERAL
Clearwater Paper Corporation is a leading North American producer of private label tissue and paperboard products. We manufacture quality consumer tissue, away-from-home tissue, parent rolls (non-converted tissue product), machine-glazed tissue, bleached paperboard and pulp at 13 manufacturing locations in the U.S. and Canada. Our private label consumer tissue products - facial and bath tissue, paper towels and napkins - are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass-merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry, which demands high-quality construction and print surfaces for graphics.
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of March 31, 2014, we have incurred $8.4 million of costs associated with the closure.
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston ceasing at the end of 2013. As of March 31, 2014, we have incurred $6.7 million of costs associated with the closure, of which $0.8 million was incurred during the first quarter of 2014.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, the related Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and 2013, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, or SEC, on February 20, 2014.
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
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of March 31, 2014 and December 31, 2013, substantially all restricted cash balances were classified as current and included in "Restricted cash" on our Consolidated Balance Sheet.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of March 31, 2014 and December 31, 2013, we had allowances for doubtful accounts of $2.0 million and $1.9 million, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,492.3 million and $1,476.4 million at March 31, 2014 and December 31, 2013, respectively.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets. During the first quarter of 2014, we permanently closed our Long Island converting and distribution facility. As a result of this closure, we considered an outside third party's appraisal in assessing the recoverability of the facility's long-lived plant and equipment based on available market data for comparable assets sold through private party transactions. Based on this assessment, we determined the carrying amounts of certain long-lived plant and equipment related to the Long Island facility exceeded their fair value. As a result, we recorded a $3.0 million non-cash impairment charge to our accompanying Consolidated Statement of Operations. There were no other such events or changes in circumstances that impacted our remaining long-lived assets.
STOCKHOLDERS’ EQUITY
On February 5, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the first quarter of 2014, we repurchased 458,584 shares of our outstanding common stock at an average price of $63.96 per share. As of March 31, 2014, we had up to $70.7 million of authorization remaining pursuant to our stock repurchase program.
On January 17, 2013, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock, which was completed in 2013. On March 1, 2013, we entered into an accelerated stock buyback, or ASB, agreement with a major financial institution to repurchase an aggregate of $50.0 million of our outstanding common stock. In total, 1,039,513 shares of our outstanding common stock were delivered under the ASB agreement at an average repurchase price of $48.10 per share. In addition to the ASB agreement, we also made repurchases of 1,030,657 shares of our outstanding common stock on the open market at a total cost of $50.0 million, representing an an average price of $48.51 per share.
DERIVATIVES
We had no activity during the three months ended March 31, 2014 and 2013 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, from time to time we have used firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of March 31, 2014, these contracts covered approximately 10% of our expected average monthly natural gas requirements for the remainder of 2014. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.
NOTE 2 Recently Adopted and New Accounting Standards
In July 2013, the Financial Accounting Standards Board issued Accounting Standard Update, or ASU, 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU only changes existing presentation requirements but does not require new recurring disclosures and is prospective for annual and interim reporting periods beginning after December 15, 2013. This guidance has not impacted our consolidated financial statements.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.

NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	March 31, 2014	December 31, 2013
Pulp, paperboard and tissue products	$184,330	$182,715
Materials and supplies	72,481	69,836
Logs, pulpwood, chips and sawdust	12,438	15,237
	$269,249	$267,788
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	March 31, 2014
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(18,731)	$35,226
Trade names and trademarks	10.0	3,393	(1,103)	2,290
Non-compete agreements	2.5 - 5.0	1,189	(902)	287
		$58,539	$(20,736)	$37,803

	December 31, 2013
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(17,234)	$36,723
Trade names and trademarks	10.0	5,300	(1,590)	3,710
Non-compete agreements	2.5 - 5.0	1,674	(1,329)	345
		$60,931	$(20,153)	$40,778
As a result of the closure of our Long Island converting and distribution facility, we performed an assessment of the recoverability of our intangible assets by utilizing the income approach, which discounts projected future cash flows based on management’s expectations of the current and future operating environment. It was determined that the carrying amounts of certain trade names and trademarks related to the Long Island facility were exceeding their fair value. As a result, we recorded a $1.3 million non-cash impairment charge in our accompanying Consolidated Statement of Operations. In addition, fully amortized non-compete agreements related to the Long Island facility were also disposed. There were no other such events or changes in circumstances that impacted our remaining definite-lived intangible assets.

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
For the three months ended March 31, 2014 and 2013, the effective tax rates attributable to continuing operations were as follows:

	Three Months Ended March 31,
	2014	2013
Statutory federal income tax rate	35.0%	35.0%
State taxes, net of credits	2.0	0.5
Change in valuation allowances	4.2	3.0
Federal manufacturing deduction	(2.0)	(1.1)
Increase in uncertain tax positions	—	(3.1)
Interest accrued on uncertain tax positions	0.2	(3.0)
Cellulosic Biofuel Producer Credit conversion	—	62.9
Federal credits	(4.4)	(1.5)
State rate adjustment	(0.2)	0.8
Return to provision adjustments	0.9	0.2
Other	0.7	0.6
Effective tax rate	36.4%	94.3%
Our estimated annual effective tax rate for the first quarter of 2014 is approximately 36%, compared with approximately 37% for the comparable interim period in 2013. The decline in the effective tax rate is due to an increase in the benefit from the federal manufacturing deduction and an increase in the benefit from state income tax rates.
During the fourth quarter of 2012, the IRS commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. This audit has moved into final review stages with the Joint Committee on Taxation. We expect to receive final approval with no additional changes from the Committee in 2014. As a result, we have recognized an additional deferred tax asset of $0.4 million and a tax benefit of the same amount.
During the second quarter of 2013, the IRS commenced an audit of our wholly-owned subsidiary, Cellu Tissue Holdings, Inc., and its subsidiaries for the year ended December 27, 2010, the period immediately before our acquisition of Cellu Tissue Holdings, Inc. During the first quarter of 2014, we successfully closed the audit of Cellu Tissue Holdings, Inc.
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	March 31, 2014	December 31, 2013
Trade accounts payable	$114,965	$108,192
Accrued wages, salaries and employee benefits	43,294	38,563
Accrued interest	13,252	9,691
Accrued taxes other than income taxes payable	8,387	6,322
Accrued utilities	7,938	8,309
Accrued discounts and allowances	5,427	6,410
Other	12,175	13,161
	$205,438	$190,648

NOTE 7 Debt
SENIOR NOTES
On October 22, 2010, we sold $375 million aggregate principal amount of senior notes, which we refer to as the 2010 Notes. The 2010 Notes mature on November 1, 2018, have an interest rate of 7.125% and were issued at their face value. On January 23, 2013, we sold $275 million aggregate principal amount of senior notes, which we refer to as the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were also issued at their face value.
The 2010 Notes and 2013 Notes are both guaranteed by all of our direct and indirect domestic subsidiaries, and will also be guaranteed by each of our future direct and indirect domestic subsidiaries that we do not designate as an unrestricted subsidiary under the indentures governing these notes. These notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. In addition, both notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.
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
As of March 31, 2014, there were no borrowings outstanding under the credit facility, but approximately $6.9 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of March 31, 2014, we would have been permitted to draw approximately $118.1 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of March 31, 2014, the fixed charge coverage ratio for the most recent four quarters was 3.3-to-1.0.
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
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	March 31, 2014	December 31, 2013
Long-term lease obligations, net of current portion	$24,734	$24,815
Deferred compensation	12,889	14,149
Deferred proceeds	10,681	11,205
Other	2,521	2,773
	$50,825	$52,942

NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2013	$(874)	$(57,219)	$(58,093)
Other comprehensive income, net of tax[2]	—	1,484	1,484
Balance at March 31, 2014	$(874)	$(55,735)	$(56,609)

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2012	$(874)	$(114,819)	$(115,693)
Other comprehensive income, net of tax[2]	—	2,461	2,461
Balance at March 31, 2013	$(874)	$(112,358)	$(113,232)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our Canadian subsidiary before its functional currency was changed from Canadian dollars to U.S. dollars in 2012.

[2]
For the three months ended March 31, 2014 and 2013, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss includes $2.5 million and $4.3 million, respectively, of actuarial loss amortization and $0.1 million and $0.3 million, respectively, related to prior service credit, net of tax of $0.9 million and $1.6 million, respectively. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended March 31,
(In thousands)	2014	2013	2014	2013
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$355	$485	$117	$206
Interest cost	3,688	3,359	1,302	1,318
Expected return on plan assets	(5,015)	(4,568)	—	—
Amortization of prior service cost (credit)	52	111	(126)	(381)
Amortization of actuarial loss	2,494	3,874	—	456
Net periodic cost	$1,574	$3,261	$1,293	$1,599

We are required to make contributions to our qualified pension plans. During the three months ended March 31, 2014, we contributed $4.3 million to these pension plans. In April 2014, we contributed an additional $4.6 million, and we expect to make additional contributions totaling approximately $10 million in the remainder of 2014.
During the three months ended March 31, 2014, we made contributions of approximately $0.2 million to our company-sponsored non-qualified pension plan, and we estimate contributions will total approximately $0.5 million in 2014. We do not anticipate funding our OPEB plans in 2014 except to pay benefit costs as incurred during the year by plan participants.
During the three months ended March 31, 2014, $2.3 million of net periodic pension and OPEB costs were charged to cost of sales, and $0.6 million was charged to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, as compared to $4.1 million and $0.8 million, respectively, for the period ended March 31, 2013.

NOTE 11 Earnings per Common Share
Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents be excluded from the calculation of diluted earnings per share for the periods in which net losses are reported because the effect is anti-dilutive. For the three months ended March 31, 2013, 514,318 of our incremental shares related to restricted stock units and performance shares were excluded from our earnings per share calculation due to their anti-dilutive effect as a result of our net loss from operations during the first quarter of 2013. We also evaluated the derivative contracts associated with the ASB agreement discussed in Note 1, "Nature of Operations and Basis of Presentation," which could have resulted in the issuance of shares to the engaged financial institution at the settlement date, and determined there was no impact on earnings per share or anti-dilutive shares for the period ended March 31, 2013.
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended March 31,
	2014	2013
Basic average common shares outstanding[1]	20,984,217	22,884,065
Incremental shares due to:
Restricted stock units	67,358	—
Performance shares	167,329	—
Stock options	—	—
Diluted average common shares outstanding	21,218,904	22,884,065

Basic net earnings (loss) per common share	$0.30	$(0.04)
Diluted net earnings (loss) per common share	0.29	(0.04)

Anti-dilutive shares excluded from calculation	242,244	514,318

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Restricted stock units	$445	$375
Performance shares	1,081	938
Stock options	136	—
Total employee equity-based compensation	$1,662	$1,313
During the first quarter of 2014, 38,319 previously deferred RSU shares were distributed. All of these shares were settled in prior years but distribution had been deferred to preserve tax deductibility for the company in the respective years because distribution of these shares would have resulted in certain executive compensation being above the Internal Revenue Code section 162(m) threshold for those years. After adjusting for minimum tax withholdings of the deferred shares, a net 23,234 shares were issued during the first quarter of 2014. The minimum tax withholdings payment made in 2014 in connection with the issued shares was $0.8 million.
In addition to RSUs and performance shares, in the first quarter of 2014 stock options were granted to certain employees. In total, stock options to purchase a total of 160,671 shares were granted with a weighted-average exercise price of $66.95 and a fair value, estimated under the Black-Scholes valuation model, of $22.99 per share underlying the option.

The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the three months ended March 31, 2014 and the grant-date fair value of the awards:

	Three Months Ended
	March 31, 2014
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	28,016	$66.98
Performance shares	53,557	105.08
Stock options	160,671	22.99
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation expense of approximately $2.8 million for the three months ended March 31, 2014, compared to equity-based compensation expense of approximately $3.5 million for the same period in 2013.
As of March 31, 2014, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheets were $11.9 million and $4.1 million, respectively. At December 31, 2013, all liability amounts associated with director equity-based compensation, totaling $13.2 million, were included in “Other long-term obligations.”
NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	March 31,		December 31,
	2014		2013
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, short-term investments and restricted cash (Level 1)	$84,573	$84,573	$95,206	$95,206
Long-term debt (Level 1)	650,000	661,563	650,000	651,313
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

NOTE 14 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended March 31,
(In thousands)	2014	2013
Segment net sales[1]:
Consumer Products	$286,508	$284,902
Pulp and Paperboard	198,412	175,922
Total segment net sales	$484,920	$460,824

Operating (loss) income:
Consumer Products	$(523)	$10,124
Pulp and Paperboard	36,776	17,553
	36,253	27,677
Corporate	(15,735)	(15,194)
Income from operations	$20,518	$12,483

Depreciation and amortization:
Consumer Products	$15,490	$16,092
Pulp and Paperboard	6,270	5,659
Corporate	471	400
Total depreciation and amortization	$22,231	$22,151

[1]
In 2013, pulp not utilized internally was sold by the Pulp and Paperboard segment to external customers resulting in $1.2 million in first quarter 2013 net sales. Commencing in 2014, all excess pulp is sold by the Consumer Products segment and totaled $0.4 million in the first quarter.

NOTE 15 Supplemental Guarantor Financial Information
All of our directly and indirectly owned, domestic subsidiaries guarantee the 2013 Notes and the 2010 Notes on a joint and several basis. As of March 31, 2014, the 2013 Notes and 2010 Notes were not guaranteed by Interlake Acquisition Corporation Limited, a foreign subsidiary. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2013 Notes and 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$368,331	$117,377	$6,513	$(7,301)	$484,920
Cost and expenses:
Cost of sales	(302,102)	(124,793)	(7,035)	7,301	(426,629)
Selling, general and administrative expenses	(27,659)	(5,517)	(338)	—	(33,514)
Impairment of assets	—	(4,259)	—	—	(4,259)
Total operating costs and expenses	(329,761)	(134,569)	(7,373)	7,301	(464,402)
Income (loss) from operations	38,570	(17,192)	(860)	—	20,518
Interest expense, net	(10,723)	(11)	—	—	(10,734)
Earnings (loss) before income taxes	27,847	(17,203)	(860)	—	9,784
Income tax (provision) benefit	(13,477)	9,372	206	341	(3,558)
Equity in loss of subsidiary	(8,485)	(654)	—	9,139	—
Net earnings (loss)	$5,885	$(8,485)	$(654)	$9,480	$6,226
Other comprehensive income, net of tax	1,484	—	—	—	1,484
Comprehensive income (loss)	$7,369	$(8,485)	$(654)	$9,480	$7,710

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$344,248	$114,716	$6,855	$(4,995)	$460,824
Cost and expenses:
Cost of sales	(302,351)	(110,657)	(6,196)	4,995	(414,209)
Selling, general and administrative expenses	(27,908)	(5,734)	(490)	—	(34,132)
Total operating costs and expenses	(330,259)	(116,391)	(6,686)	4,995	(448,341)
Income (loss) from operations	13,989	(1,675)	169	—	12,483
Interest expense, net	(10,982)	—	—	—	(10,982)
Debt retirement costs	(17,058)	—	—	—	(17,058)
(Loss) earnings before income taxes	(14,051)	(1,675)	169	—	(15,557)
Income tax benefit (provision)	14,342	1,213	(35)	(845)	14,675
Equity in (loss) income of subsidiary	(328)	134	—	194	—
Net (loss) earnings	$(37)	$(328)	$134	$(651)	$(882)
Other comprehensive income, net of tax	2,461	—	—	—	2,461
Comprehensive income (loss)	$2,424	$(328)	$134	$(651)	$1,579

Clearwater Paper Corporation
Consolidating Balance Sheet
At March 31, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$21,267	$—	$2,775	$—	$24,042
Restricted cash	1,500	—	—	—	1,500
Short-term investments	59,000	—	—	—	59,000
Receivables, net	125,334	41,009	3,106	(397)	169,052
Taxes receivable	5,674	(1,253)	403	156	4,980
Inventories	204,803	58,047	6,399	—	269,249
Deferred tax assets	28,623	8,441	7	186	37,257
Prepaid expenses	9,735	634	132	—	10,501
Total current assets	455,936	106,878	12,822	(55)	575,581
Property, plant and equipment, net	633,696	225,796	16,463	—	875,955
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	6,008	30,689	1,106	—	37,803
Intercompany receivable (payable)	102,891	(87,026)	(15,523)	(342)	—
Investment in subsidiary	187,624	4,921	—	(192,545)	—
Pension assets	7,732	—	—	—	7,732
Other assets, net	8,438	1,147	—	—	9,585
TOTAL ASSETS	$1,631,858	$282,405	$14,868	$(192,942)	$1,736,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$159,880	$38,893	$7,062	$(397)	$205,438
Current liability for pensions and other postretirement employee benefits	8,778	—	—	—	8,778
Total current liabilities	168,658	38,893	7,062	(397)	214,216
Long-term debt	650,000	—	—	—	650,000
Liability for pensions and other postretirement employee benefits	107,402	—	—	—	107,402
Other long-term obligations	49,728	1,097	—	—	50,825
Accrued taxes	1,440	919	318	—	2,677
Deferred tax liabilities	70,287	53,872	2,567	—	126,726
Accumulated other comprehensive loss, net of tax	(56,609)	—	—	—	(56,609)
Stockholders’ equity excluding accumulated other comprehensive loss	640,952	187,624	4,921	(192,545)	640,952
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,631,858	$282,405	$14,868	$(192,942)	$1,736,189

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$18,273	$—	$5,402	$—	$23,675
Restricted cash	1,500	—	—	—	1,500
Short-term investments	70,000	—	—	—	70,000
Receivables, net	119,278	38,063	2,700	(1,167)	158,874
Taxes receivable	3,709	(15,882)	324	22,352	10,503
Inventories	198,476	65,017	4,295	—	267,788
Deferred tax assets	42,289	6,094	5	(10,850)	37,538
Prepaid expenses	4,704	695	124	—	5,523
Total current assets	458,229	93,987	12,850	10,335	575,401
Property, plant and equipment, net	636,662	231,225	16,811	—	884,698
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	39,619	1,159	—	40,778
Intercompany receivable (payable)	91,865	(63,932)	(16,431)	(11,502)	—
Investment in subsidiary	196,763	5,575	—	(202,338)	—
Pension assets	4,488	—	—	—	4,488
Other assets, net	8,772	1,155	—	—	9,927
TOTAL ASSETS	$1,626,312	$307,629	$14,389	$(203,505)	$1,744,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$140,125	$45,736	$5,954	$(1,167)	$190,648
Current liability for pensions and other postretirement employee benefits	8,778	—	—		8,778
Total current liabilities	148,903	45,736	5,954	(1,167)	199,426
Long-term debt	650,000	—	—	—	650,000
Liability for pensions and other postretirement employee benefits	109,807	—	—	—	109,807
Other long-term obligations	51,740	1,202	—	—	52,942
Accrued taxes	1,430	911	317	—	2,658
Deferred tax liabilities	59,338	63,017	2,543	—	124,898
Accumulated other comprehensive loss, net of tax	(58,093)	—	—	—	(58,093)
Stockholders’ equity excluding accumulated other comprehensive loss	663,187	196,763	5,575	(202,338)	663,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,626,312	$307,629	$14,389	$(203,505)	$1,744,825

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$5,885	$(8,485)	$(654)	$9,480	$6,226
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	14,121	7,529	581	—	22,231
Equity-based compensation expense	4,479	—	—	—	4,479
Impairment of assets	—	4,259	—	—	4,259
Deferred tax provision (benefit)	23,679	(11,492)	22	(11,036)	1,173
Employee benefit plans	888	—	—	—	888
Deferred issuance costs and discounts on long-term debt	475	—	—	—	475
Disposal of plant and equipment, net	139	290	—	—	429
Changes in working capital, net	(1,059)	(3,062)	(1,535)	—	(5,656)
Changes in taxes receivable, net	(1,965)	(14,629)	(79)	22,196	5,523
Changes in non-current accrued taxes, net	10	8	1	—	19
Funding of qualified pension plans	(4,314)	—	—	—	(4,314)
Other, net	(361)	(101)	—	—	(462)
Net cash flows from operating activities	41,977	(25,683)	(1,664)	20,640	35,270
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	11,000	—	—	—	11,000
Additions to plant and equipment	(12,017)	(4,168)	(54)	—	(16,239)
Proceeds from the sale of assets	4	456	—	—	460
Net cash flows from investing activities	(1,013)	(3,712)	(54)	—	(4,779)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(29,332)	—	—	—	(29,332)
Investment (to) from parent	(7,846)	29,395	(909)	(20,640)	—
Payment of tax withholdings on equity- based payment arrangements	(792)	—	—	—	(792)
Net cash flows from financing activities	(37,970)	29,395	(909)	(20,640)	(30,124)
Increase (decrease) in cash	2,994	—	(2,627)	—	367
Cash at beginning of period	18,273	—	5,402	—	23,675
Cash at end of period	$21,267	$—	$2,775	$—	$24,042

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(37)	$(328)	$134	$(651)	$(882)
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	13,784	7,814	553	—	22,151
Equity-based compensation expense	4,785	—	—	—	4,785
Deferred tax benefit	(1,565)	(11,700)	(707)	1,358	(12,614)
Employee benefit plans	2,693	—	—	—	2,693
Deferred issuance costs and discounts on long-term debt	3,544	—	—	—	3,544
Changes in working capital, net	(6,301)	(2,629)	(938)	—	(9,868)
Changes in taxes receivable, net	7,181	2,291	(203)	278	9,547
Changes in non-current accrued taxes, net	(3,183)	5	1	—	(3,177)
Funding of qualified pension plans	(3,026)	—	—	—	(3,026)
Other, net	420	(59)	—	—	361
Net cash flows from operating activities	18,295	(4,606)	(1,160)	985	13,514
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	(65,000)	—	—	—	(65,000)
Additions to plant and equipment	(16,575)	(2,557)	(339)	—	(19,471)
Net cash flows from investing activities	(81,575)	(2,557)	(339)	—	(84,471)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(150,000)	—	—	—	(150,000)
Purchase of treasury stock	(50,166)	—	—	—	(50,166)
Investment (to) from parent	(8,500)	7,160	2,325	(985)	—
Payments for long-term debt issuance costs	(4,723)	—	—	—	(4,723)
Payment of tax withholdings on equity- based payment arrangements	(2,195)	—	—	—	(2,195)
Net cash flows from financing activities	59,416	7,160	2,325	(985)	67,916
(Decrease) increase in cash	(3,864)	(3)	826	—	(3,041)
Cash at beginning of period	11,105	5	1,469	—	12,579
Cash at end of period	$7,241	$2	$2,295	$—	$9,538

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the costs and benefits associated with the closure of our Long Island, New York, and Thomaston, Georgia facilities, cash flows, capital expenditures, tax rates, operating costs, including energy costs, selling, general and administrative expenses, timing of major maintenance and repairs, liquidity, benefit plan funding, interest expenses, and the completion and results of ongoing tax audits. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2013 Form 10-K, as well as the following:

•	customer acceptance, timing and quantity of purchases of our new through-air-dried, or TAD, products;

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

•	difficulties with the optimization and realization of the benefits expected from our new TAD paper machine and converting lines in Shelby, North Carolina;

•	the loss of or changes in prices in regards to a significant customer;

•	manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

•	changes in the cost and availability of wood fiber and wood pulp;

•	changes in transportation costs and disruptions in transportation services;

•	labor disruptions;

•	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

•	changes in customer product preferences and competitors' product offerings;

•	changes in expenses and required contributions associated with our pension plans;

•	environmental liabilities or expenditures;

•	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

•	increased supply and pricing pressures resulting from increasing Asian paper production capabilities;

•	cyclical industry conditions;

•	reliance on a limited number of third-party suppliers for raw materials;

•	inability to successfully implement our expansion strategies;

•	inability to fund our debt obligations;

•	restrictions on our business from debt covenants and terms;

•	changes in laws, regulations or industry standards affecting our business; and

•	our qualification to retain, or ability to utilize, tax credits associated with alternative fuels or cellulosic biofuels and the tax treatment associated with receipt of such credits.
Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

OVERVIEW
Background
Clearwater Paper Corporation is a leading North American producer of private label tissue and paperboard products. We manufacture quality consumer tissue, away-from-home tissue, parent rolls (non-converted tissue product), machine-glazed tissue, bleached paperboard and pulp at 13 manufacturing locations in the U.S. and Canada. Our private label consumer tissue products - facial and bath tissue, paper towels and napkins - are used primarily at-home and are principally sold to major retailers and wholesale distributors, which include grocery, drug, mass-merchant and discount stores. Our paperboard is sold primarily in the high-end segment of the packaging industry, which demands high-quality construction and print surfaces for graphics.
Recent Developments
Facility closures
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of March 31, 2014, we have incurred $8.4 million of costs associated with the closure. We expect the total impact of non-recurring exit related costs for this facility to be approximately $12 million to $15 million, of which approximately $12 million is expected to be incurred in 2014 and the remainder in 2015. The cost savings benefits resulting from the facility consolidation and optimization, which are incremental to the company's previously announced cost savings programs, are expected to be approximately $6 million in operating costs savings in 2014 and approximately $12 million on an annual basis thereafter beginning in 2015.
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston ceasing at the end of 2013. We have incurred $6.7 million of costs associated with this closure, of which $0.8 million was incurred during the three months ended March 31, 2014. The cost savings benefits resulting from the equipment relocation and converting facility optimization, which are part of our previously announced cost savings programs, are expected to be fully realized beginning in the fourth quarter of 2014.
Capital Allocation
On February 5, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the quarter ended March 31, 2014, we repurchased 458,584 shares of our outstanding common stock at an average price of $63.96 per share.

Components and Trends in our Business
Net sales
Net sales predominantly consist of sales of consumer tissue and paperboard products, net of discounts, returns and allowances and any sales taxes collected. Prices for our consumer tissue products tend to be primarily driven by the value of our products to our customers, and are generally priced relative to the prices of branded tissue products. Demand and pricing for our pulp and paperboard products are largely determined by general global market conditions and the demand for high quality paperboard.

Operating costs
	Three Months Ended March 31,
(Dollars in thousands)	2014		2013
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$73,072	17.1%	$71,635	17.3%
Chemicals	49,062	11.5	47,447	11.5
Transportation[1]	45,936	10.8	45,445	11.0
Energy	37,069	8.7	31,853	7.7
Chips, sawdust and logs	35,553	8.3	37,098	8.9
Packaging supplies	25,268	5.9	24,269	5.9
Depreciation	19,995	4.7	19,750	4.7
Maintenance and repairs[2]	19,109	4.5	22,962	5.5
	$305,064	71.5%	$300,459	72.5%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three months ended March 31, 2014, total purchased pulp costs increased by $1.4 million, but decreased 0.2 percentage points as a percentage of cost of sales compared to the same period in 2013 due to an overall increase in our cost of sales, which is discussed further under "Results of Operations." The higher purchased pulp costs were due primarily to increased market pricing for purchased softwood and hardwood pulp.
Chemicals. We consume a substantial amount of chemicals in the production of pulp and paperboard, as well as in the production of TAD tissue. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. A large portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are impacted by petroleum prices. Our chemical costs increased $1.6 million for the first quarter of 2014, compared to the first quarter of 2013, due primarily to higher polyethylene pricing, as well as higher production.
Transportation. Fuel prices largely impact transportation costs for delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for the three months ended March 31, 2014, compared to the same period in 2013, increased slightly due to higher carrier costs attributable to limited vendor shipping availability resulting from extreme weather conditions in the Midwest and Northeast during the first quarter of 2014. In addition, we experienced higher overall costs associated with increased paperboard shipments. These higher costs were partially offset by the absence of regional internal inventory distribution costs that occurred during the first quarter of 2013 as a result of reduced inventory levels during our TAD transition.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices have fluctuated widely over the past decade. We have taken steps, and intend to continue to take steps, to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut, Lewiston, Idaho and Menominee, Michigan manufacturing sites help to lower our energy costs. TAD tissue production, however, involves increased natural gas usage as compared to conventional tissue manufacturing and, as a result, our natural gas requirements have increased with the ramp up of our North Carolina TAD paper machine. Energy costs for the three months ended March 31, 2014 were 16.4% higher than the first quarter of 2013 due to higher natural gas consumption and pricing, which were both negatively impacted by the extremely cold weather conditions in the Midwest and Northeast during the first quarter of 2014. To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of March 31, 2014, these contracts covered approximately 10% of our expected average monthly natural gas requirements for the remainder of 2014. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.

Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs decreased by $1.5 million for chips, sawdust and logs for the three months ended March 31, 2014, compared to the same 2013 period. The decline in the first quarter of 2014 was primarily attributable to lower overall pricing at our Arkansas and Idaho pulp and paperboard facilities.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to consumers. For the three months ended March 31, 2014, packaging costs were $1.0 million higher than in the same period in 2013 primarily due to an increase in prices for poly wrapping and corrugated cardboard.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three months ended March 31, 2014 was relatively consistent with the first quarter of 2013.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 months to 24 months, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. Our next planned major maintenance outage is currently scheduled for the spring of 2015. We did not have any outages during the first quarter of 2014, compared to the first quarter of 2013 during which we incurred four days of machine downtime costing $5.0 million, excluding labor, at our Arkansas facility.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. We spent $14.8 million on capital expenditures during the first quarter of 2014, compared to $13.4 million of capital expenditures during the first quarter of 2013.
Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced lower wage and benefit expenses in the first quarter of 2014, compared to the first quarter of 2013, due largely to favorable medical costs resulting primarily from fewer medical claims, as well as decreased pension related expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 were $33.5 million and $34.1 million, respectively. The lower expense for the first quarter of 2014 was primarily a result of a $2.8 million mark-to-market expense in the first quarter of 2014, compared to a $3.5 million expense in the first quarter of 2013, related to our directors' common stock units, which will ultimately be settled in cash, partially offset by higher expense associated with profit-dependent compensation accruals and $0.2 million of expense related to the closure of our Long Island facility.
Interest expense
Interest expense is mostly comprised of interest on $275 million aggregate principal amount of 4.5% senior notes due 2023 issued in January 2013, which we refer to as the 2013 Notes, and $375 million aggregate principal amount of 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes. A portion of the proceeds from the 2013 Notes were used to redeem $150 million of 10.625% senior unsecured notes issued in June 2009, which we refer to as the 2009 Notes. Interest expense also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility.
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
During the fourth quarter of 2012, the IRS commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. This audit has moved into final review stages with the Joint Committee on Taxation. We expect to receive final approval with no additional changes from the Committee. As a result, we have recognized an additional deferred tax asset of $0.4 million and a tax benefit of the same amount.
During the second quarter of 2013, the IRS commenced an audit of our wholly-owned subsidiary Cellu Tissue Holdings, Inc. and its subsidiaries for the year ended December 27, 2010; the period immediately before our acquisition of Cellu Tissue Holdings, Inc. During the first quarter of 2014, we successfully closed the audit of Cellu Tissue Holdings, Inc.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended March 31,
(Dollars in thousands)	2014		2013
Net sales	$484,920	100.0%	$460,824	100.0%
Costs and expenses:
Cost of sales	(426,629)	88.0	(414,209)	89.9
Selling, general and administrative expenses	(33,514)	6.9	(34,132)	7.4
Impairment of assets	(4,259)	0.9	—	—
Total operating costs and expenses	(464,402)	95.8	(448,341)	97.3
Income from operations	20,518	4.2	12,483	2.7
Interest expense, net	(10,734)	2.2	(10,982)	2.4
Debt retirement costs	—	—	(17,058)	3.7
Earnings (loss) before income taxes	9,784	2.0	(15,557)	3.4
Income tax (provision) benefit	(3,558)	0.7	14,675	3.2
Net earnings (loss)	$6,226	1.3%	$(882)	0.2%
Net sales—First quarter 2014 net sales increased by $24.1 million, or 5.2%, compared to the first quarter of 2013, primarily due to near record paperboard volumes resulting from strong market backlogs and higher pricing during the first quarter of 2014 compared to the first quarter of 2013. In addition, overall net selling prices for retail tissue and non-retail tissue increased during the first quarter of 2014, but were partially offset by lower tissue and converted product case shipments. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 88.0% of net sales for the first quarter of 2014 and 89.9% of net sales for the same period in 2013. The decrease as a percentage of net sales was primarily a result of higher net sales during the first quarter of 2014. Dollars spent for cost of sales grew 3.0%, when compared to the first quarter of 2013, due primarily to incremental costs associated with extreme cold weather conditions in the Midwest and Northeast during the first quarter of 2014, as well as $4.7 million of costs related to the closure of our Thomaston and Long Island facilities.
Selling, general and administrative expenses—Selling, general and administrative expenses decreased $0.6 million primarily as a result of a $2.8 million mark-to-market expense adjustment in the first quarter of 2014, compared to a $3.5 million expense adjustment in the first quarter of 2013, related to our directors' common stock units, partially offset by higher expense associated with profit-dependent compensation accruals and $0.2 million of expense related to the closure of our Long Island facility in the current quarter.
Impairment of assets—During the quarter ended March 31, 2014, as a result of the permanent closure of our Long Island facility, we assessed both our intangible and long-lived assets for recoverability. As a result of this assessment, we recorded non-cash impairment losses for intangible and long-lived assets in the amounts of $1.3 million and $3.0 million, respectively.
Interest expense—Interest expense decreased $0.2 million during the first quarter of 2014, compared to the same period of 2013. The slight decrease was attributable to reduced interest rates on our debt as a result of the refinancing in the first quarter of 2013 of the 2009 Notes with proceeds from the issuance of the 2013 Notes, which carry a significantly lower interest rate.
Debt retirement costs—Debt retirement costs included a one-time charge in connection with the complete redemption of the 2009 Notes on February 22, 2013. Total costs of $17.1 million included cash charges of approximately $14 million related to a “make whole” premium plus accrued and unpaid interest and a non-cash charge of approximately $3 million related to the write off of deferred issuance costs and unamortized discounts.

Income tax provision—During the first quarters of 2014 and 2013, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the first quarter of 2014 would have been 36.2%, compared to 52.6% for the first quarter of 2013. The following table details these items:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Income tax (provision) benefit	$(3,558)	$14,675
Special items, tax impact:
Debt retirement costs	—	(6,277)
Directors' equity-based compensation expense	(1,015)	(1,278)
Costs associated with Thomaston facility closure	(270)	(67)
Costs associated with Long Island facility closure	(3,038)	—
Discrete tax items related to credit conversions	—	(9,766)
Adjusted income tax provision	$(7,881)	$(2,713)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$286,508	$284,902
Operating (loss) income	(523)	10,124
Percent of net sales	(0.2)%	3.6%

Shipments (short tons)
Non-retail	56,839	55,235
Retail	70,919	77,361
Total tissue tons	127,758	132,596
Converted products cases (in thousands)	13,437	13,781

Sales price (per short ton)
Non-retail	$1,489	$1,432
Retail	2,841	2,661
Total tissue	$2,239	$2,149
Our Consumer Products segment net sales for the first quarter of 2014 were slightly higher compared to the first quarter of 2013. The increase was primarily driven by increased sales of higher-priced TAD tissue, which largely offset the effect of decreased shipments of other retail tissue products, as well as increases in non-retail tissue shipments and net selling prices of 2.9% and 4.0% respectively.
Segment operating results for the first quarter of 2014 decreased by $10.6 million compared to the same period in 2013 due primarily to $9.2 million of costs related to the closures of our Long Island and Thomaston facilities and higher energy and transportation costs related to poor weather conditions in the Midwest and Northeast, as well as increased costs for packaging and pulp.
Pulp and Paperboard

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$198,412	$175,922
Operating income	36,776	17,553
Percent of net sales	18.5%	10.0%

Paperboard shipments (short tons)	200,665	186,350
Paperboard sales price (per short ton)	$988	$935
Net sales for the Pulp and Paperboard segment increased by $22.5 million, or 12.8%, in the first quarter of 2014, compared to the first quarter of 2013. This increase was primarily due to a 7.7% increase in paperboard shipments, which was a result of near record shipment volumes supported by strong market backlogs. In addition, paperboard net selling prices increased 5.7% as a result of increased average pricing resulting from higher market pricing and an improved sales mix.
Operating income for the segment increased $19.2 million during the first quarter of 2014, compared to the same period in 2013, primarily due to the improved paperboard volume and pricing coupled with lower maintenance and fiber costs. These improvements were partially offset by higher energy and transportation costs, which were both negatively impacted by poor weather conditions in the Midwest and Northeast during the first quarter of 2014.

EARNINGS BEFORE INTEREST, TAX, DEPRECIATION AND AMORTIZATION (EBITDA) AND ADJUSTED EBITDA
We use earnings before interest (including debt retirement costs), taxes, depreciation and amortization, or EBITDA, and EBITDA adjusted for certain items, or Adjusted EBITDA, as supplemental performance measures that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net earnings, operating income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. In addition, our calculation of EBITDA and Adjusted EBITDA may or may not be comparable to similarly titled measures used by other companies.
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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Net earnings	$6,226	$(882)
Interest expense, net[1]	10,734	28,040
Income tax provision (benefit)	3,558	(14,675)
Depreciation and amortization expense	22,231	22,151
EBITDA	$42,749	$34,634
Directors' equity-based compensation expense	2,817	3,472
Costs associated with Thomaston facility closure	750	183
Costs associated with Long Island facility closure	8,432	—
Adjusted EBITDA	$54,748	$38,289

[1]	Interest expense, net for the three months ended March 31, 2013 includes debt retirement costs of $17.1 million.
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the three months ended March 31, 2014 and 2013:

(In thousands)	2014	2013
Net cash flows from operating activities	$35,270	$13,514
Net cash flows from investing activities	(4,779)	(84,471)
Net cash flows from financing activities	(30,124)	67,916
Cash Flows Summary
Net cash flows from operating activities for the three months ended March 31, 2014 increased by $21.8 million compared to the same period in 2013. The improvement was largely due to higher earnings, after adjusting for noncash related items, which increased $20.5 million over the first quarter of 2013.
Net cash flows from investing activities decreased by $79.7 million, largely as a result of the conversion of $11.0 million of short-term investments into cash during the current quarter, compared to the conversion of $65.0 million of excess cash proceeds from the issuance of our 2013 Notes into short-term investments during the first quarter of 2013. In addition, capital spending for plant and equipment decreased by $3.2 million when compared to the prior year quarter.
Net cash flows used for financing activities were $30.1 million for the first quarter of 2014, and were largely driven by $29.3 million of repurchases of our outstanding common stock pursuant to our new $100.0 million stock repurchase program. Net cash flows from financing activities for the first quarter of 2013 of $67.9 million primarily consisted of proceeds from the issuance of the 2013 Notes, partially offset by the retirement of the 2009 Notes and $50.2 million in repurchases of our outstanding common stock pursuant to a previous stock repurchase program.

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
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of March 31, 2014, our short-term investments were not restricted and were largely invested in demand deposits.
Debt Arrangements
Our annual debt service obligation, consisting of cash payments for interest on the 2010 Notes and the 2013 Notes, is estimated to be $39.1 million for 2014.
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
Credit Arrangements
As of March 31, 2014, there were no borrowings outstanding under our credit facility, but approximately $6.9 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, at LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, at a per annum rate equal to the greatest of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for our most recent four quarters. As of March 31, 2014, we would have been permitted to draw approximately $118.1 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
CONTRACTUAL OBLIGATIONS
As of March 31, 2014, there were no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
OFF- BALANCE SHEET ARRANGEMENTS
We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires our management to select and apply accounting policies that best provide the framework to report our results of operations and financial position. The selection and application of those policies requires management to make difficult, subjective and complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, it is possible that materially different amounts would be reported under different conditions or using different assumptions.
As of March 31, 2014, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of March 31, 2014, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we have from time-to-time partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of March 31, 2014, these contracts covered approximately 10% of our expected average monthly natural gas requirements for the remainder of 2014.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2014. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
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

ITEM 1A.
Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, entitled “Risk Factors.”

ITEM 2.
Unregistered Sales of Equity Securities and Uses of Proceeds
Issuer Purchases of Equity Securities
On February 5, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the quarter ended March 31, 2014, we repurchased 458,584 shares of our outstanding common stock at an average price of $63.96 per share pursuant to our share repurchase program. As of March 31, 2014, we had $70.7 million of authorization remaining pursuant to our stock repurchase program.
The following table provides information about share repurchases that we made during the three months ended March 31, 2014 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2014 to January 31, 2014	—	$—	—	$100,000
February 1, 2014 to February 28, 2014	260,910	$65.29	260,910	$82,965
March 1, 2014 to March 31, 2014	197,674	$62.21	197,674	$70,668
Total	458,584	$63.96	458,584

ITEM 6.
Exhibits
The exhibit index is located on page 33 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: April 30, 2014	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: April 30, 2014	By	/s/ JOHNATHAN D. HUNTER
Johnathan D. Hunter
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)

CLEARWATER PAPER CORPORATION
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.11*
Form of Clearwater Paper Corporation Performance Share Agreement, 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on February 18, 2014).

10.21*
Form of Clearwater Paper Corporation Restricted Stock Unit Agreement, 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 18, 2014).

10.31*
Form of Clearwater Paper Corporation Stock Option Agreement, 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on February 18, 2014).

10.41*	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on February 18, 2014).

10.121*	Clearwater Paper Executive Severance Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.161*	Clearwater Paper Change of Control Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on February 20, 2014).

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

1	Management contract or compensatory plan, contract or arrangement.

*	Incorporated by reference.

**
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.