Form 10-Q
period 2014-06-30
Clearwater Paper Corp
filed 2014-07-31
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of July 22, 2014 was 19,805,239.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$498,759	$471,002	$983,679	$931,826
Costs and expenses:
Cost of sales	(434,111)	(414,521)	(860,740)	(828,730)
Selling, general and administrative expenses	(31,565)	(26,767)	(65,079)	(60,899)
Impairment of assets	—	—	(4,259)	—
Total operating costs and expenses	(465,676)	(441,288)	(930,078)	(889,629)
Income from operations	33,083	29,714	53,601	42,197
Interest expense, net	(10,688)	(11,094)	(21,422)	(22,076)
Debt retirement costs	—	—	—	(17,058)
Earnings before income taxes	22,395	18,620	32,179	3,063
Income tax (provision) benefit	(9,942)	(6,962)	(13,500)	7,713
Net earnings	$12,453	$11,658	$18,679	$10,776
Net earnings per common share:
Basic	$0.61	$0.52	$0.91	$0.48
Diluted	0.61	0.52	0.90	0.47
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$12,453	$11,658	$18,679	$10,776
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $934, $1,217, $1,899, and $2,923	1,479	1,872	3,008	4,496
Amortization of prior service (credit) cost included in net periodic cost, net of tax of $(353), $75, $(382), and $(32)	(559)	113	(604)	(50)
Curtailments, net of tax of $ -, $303, $ - and $303	—	466	—	466
Other comprehensive income, net of tax	920	2,451	2,404	4,912
Comprehensive income	$13,373	$14,109	$21,083	$15,688
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$22,481	$23,675
Restricted cash	1,501	1,500
Short-term investments	59,000	70,000
Receivables, net	168,555	158,874
Taxes receivable	6,840	10,503
Inventories	264,874	267,788
Deferred tax assets	29,536	37,538
Prepaid expenses	8,085	5,523
Total current assets	560,872	575,401
Property, plant and equipment, net	873,284	884,698
Goodwill	229,533	229,533
Intangible assets, net	36,208	40,778
Pension assets	11,284	4,488
Other assets, net	9,374	9,927
TOTAL ASSETS	$1,720,555	$1,744,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$220,393	$190,648
Current liability for pensions and other postretirement employee benefits	8,778	8,778
Total current liabilities	229,171	199,426
Long-term debt	650,000	650,000
Liability for pensions and other postretirement employee benefits	105,015	109,807
Other long-term obligations	50,212	52,942
Accrued taxes	2,694	2,658
Deferred tax liabilities	128,270	124,898
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,030,815 and 24,007,581 shares issued	2	2
Additional paid-in capital	329,884	326,546
Retained earnings	485,318	466,639
Treasury stock, at cost, common shares-4,115,900 and 2,923,640 shares repurchased	(204,322)	(130,000)
Accumulated other comprehensive loss, net of tax	(55,689)	(58,093)
Total stockholders’ equity	555,193	605,094
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,720,555	$1,744,825
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$18,679	$10,776
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	44,246	45,404
Equity-based compensation expense	6,910	5,581
Impairment of assets	4,259	—
Deferred tax provision (benefit)	9,857	(9,384)
Employee benefit plans	979	5,098
Deferred issuance costs and discounts on long-term debt	949	4,017
Disposal of plant and equipment, net	422	—
Changes in working capital, net	14,818	(43,805)
Changes in taxes receivable, net	3,663	11,918
Changes in non-current accrued taxes, net	36	(2,763)
Funding of qualified pension plans	(8,889)	(4,633)
Other, net	(1,016)	(237)
Net cash flows from operating activities	94,913	21,972
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	11,000	(60,000)
Additions to plant and equipment	(32,612)	(31,413)
Proceeds from sale of assets	619	—
Net cash flows from investing activities	(20,993)	(91,413)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	275,000
Repayment of long-term debt	—	(150,000)
Purchase of treasury stock	(74,322)	(59,984)
Payments for long-term debt issuance costs	—	(4,779)
Payment of tax withholdings on equity-based payment arrangements	(792)	(2,195)
Net cash flows from financing activities	(75,114)	58,042
Decrease in cash	(1,194)	(11,399)
Cash at beginning of period	23,675	12,579
Cash at end of period	$22,481	$1,180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$19,547	$16,326
Cash paid for income taxes	4,211	2,080
Cash received from income tax refunds	4,170	796
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Changes in accrued plant and equipment	$(912)	$7,269
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
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of June 30, 2014, we have incurred $10.3 million of costs associated with the closure, of which $1.8 million was incurred during the second quarter of 2014.
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston ceasing at the end of 2013. As of June 30, 2014, we have incurred $7.1 million of costs associated with the closure, of which $0.4 million was incurred during the second quarter of 2014.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, the related Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2014 and 2013, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of June 30, 2014 and December 31, 2013, substantially all restricted cash balances were classified as current and included in "Restricted cash" on our Consolidated Balance Sheets.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of June 30, 2014 and December 31, 2013, we had allowances for doubtful accounts of $2.0 million and $1.9 million, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,508.4 million and $1,476.4 million at June 30, 2014 and December 31, 2013, respectively.
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
STOCKHOLDERS’ EQUITY
On February 5, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,192,260 shares of our outstanding common stock as of June 30, 2014, of which 733,676 shares were repurchased during the second quarter of 2014 at an average price of $61.32 per share, pursuant to this repurchase program. As of June 30, 2014, we had $25.7 million of authorization remaining for this stock repurchase program.
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
DERIVATIVES
We had no activity during the six months ended June 30, 2014 and 2013 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, from time to time we have used firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of June 30, 2014, these contracts covered approximately 50% of our expected average monthly natural gas requirements for the remainder of 2014. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.
NOTE 2 Recently Adopted and New Accounting Standards
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2014-09, Revenue from Contracts with Customers. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. The standard may be applied under either a retrospective or cumulative effect adoption method. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends and raises the threshold of a disposal transaction that qualifies as a discontinued operation, as well as requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This standard is effective prospectively for all disposals of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact, if any, this guidance will have on our consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU only changes existing presentation requirements but does not require new recurring disclosures and is prospective for annual and interim reporting periods beginning after December 15, 2013. This guidance did not impact our consolidated financial statements.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	June 30, 2014	December 31, 2013
Pulp, paperboard and tissue products	$180,146	$182,715
Materials and supplies	73,702	69,836
Logs, pulpwood, chips and sawdust	11,026	15,237
	$264,874	$267,788
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	June 30, 2014
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(20,230)	$33,727
Trade names and trademarks	10.0	3,393	(1,188)	2,205
Non-compete agreements	2.5 - 5.0	1,189	(913)	276
		$58,539	$(22,331)	$36,208

	December 31, 2013
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(17,234)	$36,723
Trade names and trademarks	10.0	5,300	(1,590)	3,710
Non-compete agreements	2.5 - 5.0	1,674	(1,329)	345
		$60,931	$(20,153)	$40,778
As a result of the closure of our Long Island converting and distribution facility, we performed an assessment of the recoverability of our intangible assets by utilizing the income approach, which discounts projected future cash flows based on management’s expectations of the current and future operating environment. It was determined that the carrying amounts of certain trade names and trademarks related to the Long Island facility were exceeding their fair value. As a result, in the first quarter of 2014 we recorded a $1.3 million non-cash impairment charge in our accompanying Consolidated Statement of Operations. In addition, fully amortized non-compete agreements related to the Long Island facility were also disposed. There were no other such events or changes in circumstances that impacted our remaining definite-lived intangible assets.

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
For the three and six months ended June 30, 2014 and 2013, the effective tax rates attributable to continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	0.9	1.3	0.9	1.3
Change in valuation allowances	1.6	2.9	2.5	2.9
Federal manufacturing deduction	(1.7)	—	(1.7)	—
Increase in uncertain tax positions	—	—	—	15.9
Interest accrued on uncertain tax positions	0.1	2.2	0.1	28.7
Cellulosic Biofuel Producer Credit conversion	—	—	—	(318.7)
Federal credits and audit adjustments	(0.1)	(1.8)	(1.4)	(1.8)
State rate adjustments	4.6	0.3	3.2	(2.0)
Return to provision adjustments	4.1	(2.1)	3.1	(13.9)
Other	(0.1)	(0.4)	0.3	0.8
Effective tax rate	44.4%	37.4%	42.0%	(251.8)%
Our estimated annual effective tax rate for 2014 is approximately 35%, compared with approximately 38% for 2013. The decline in the effective tax rate is due to an increase in the benefit from the federal manufacturing deduction and an increase in the benefits from state income tax rates, offset by the reduction in federal credit benefits.
During the quarter ended June 30, 2014, we recognized the effects of enacted New York state law changes. As part of the analysis, we identified that, in prior years, we had not applied the proper apportionment factor when certain New York state net operating loss carryforwards were generated, which resulted in a $2.9 million overstatement that was corrected in the period and is included as a discrete item within state rate adjustments due to immateriality. Additionally, return to provision adjustments, including amended returns, generated expense of 7.4%, which was offset by other state return to provision adjustments benefit of 3.3%.
During the fourth quarter of 2012, the Internal Revenue Service, or IRS, commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. This audit has moved into final review stages with the Joint Committee on Taxation. We expect to receive final approval with no additional changes from the Committee in 2014. As a result, we have recognized an additional deferred tax asset of $1.5 million and a tax benefit of the same amount. We have also estimated the state impact for these changes and presented this within the results above.
During the second quarter of 2013, the IRS commenced an audit of our wholly-owned subsidiary, Cellu Tissue Holdings, Inc., or Cellu Tissue, and its subsidiaries for the year ended December 27, 2010, the period immediately before our acquisition of Cellu Tissue. During the first quarter of 2014, we successfully closed the audit of Cellu Tissue. The estimated state effect for federal audit changes has been reflected in the quarterly results.

NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	June 30, 2014	December 31, 2013
Trade accounts payable	$136,104	$108,192
Accrued wages, salaries and employee benefits	41,112	38,563
Accrued interest	9,664	9,691
Accrued discounts and allowances	8,268	6,410
Accrued utilities	7,796	8,309
Accrued taxes other than income taxes payable	6,761	6,322
Other	10,688	13,161
	$220,393	$190,648
NOTE 7 Debt
ISSUANCE OF $300 MILLION SENIOR NOTES DUE 2025 AND REDEMPTION OF $375 MILLION SENIOR NOTES DUE 2018
On July 29, 2014, in an event subsequent to the close of our quarter ended June 30, 2014, we sold $300 million aggregate principal amount of senior notes, which we refer to as the 2014 Notes. The 2014 Notes mature on February 1, 2025, have an interest rate of 5.375% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $298 million after deducting offering expenses. We elected to redeem all of our $375 million aggregate principal amount of senior notes sold on October 22, 2010, which we refer to as the 2010 Notes, using the net proceeds from the 2014 Notes along with company funds and $37 million from our senior secured revolving credit facility. We irrevocably deposited sufficient funds with the trustee under the indenture governing the 2010 Notes to redeem these notes.
The 2010 Notes had a maturity date of November 1, 2018, and an interest rate of 7.125%. We elected to redeem all of the 2010 Notes at a redemption price equal to 100% of the principal amount of $375 million and a “make whole” premium of approximately $18 million plus accrued and unpaid interest of approximately $9 million, for an aggregate amount of approximately $401 million. The make whole premium and a portion of the unpaid interest, as well as an approximate $5 million non-cash charge relating to the unamortized deferred issuance costs associated with the 2010 Notes, will be recorded as components of debt retirement costs and included in the Consolidated Statement of Operations in the third quarter of 2014.
The 2014 Notes are guaranteed by all of our direct and indirect domestic subsidiaries. The 2014 Notes will also be guaranteed by each of our future direct and indirect domestic subsidiaries that do not constitute an immaterial subsidiary under the indenture governing the 2014 Notes. The 2014 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2014 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to another person.
We may, on any one or more occasions, redeem all or a part of the 2014 Notes, upon not less than 30 days nor more than 60 days notice, at a redemption price equal to 100% of the principal amount of the 2014 Notes redeemed, plus the applicable premium as of, and accrued and unpaid interest, if any, to the date of redemption. Unless we default in the payment of the redemption price, interest will cease to accrue on the 2014 Notes or portions thereof called for redemption on the applicable redemption date. In addition, we may be required to make an offer to purchase the 2014 Notes upon the sale of certain assets and upon a change of control.
$275 MILLION SENIOR NOTES DUE 2023
On January 23, 2013, we sold $275 million aggregate principal amount of senior notes, which we refer to as the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were issued at their face value.

The 2013 Notes are guaranteed by all of our direct and indirect domestic subsidiaries, and will also be guaranteed by each of our future direct and indirect domestic subsidiaries that we do not designate as an unrestricted subsidiary under the indenture governing these notes. The 2013 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. In addition, they are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our or their assets.
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
As of June 30, 2014, there were no borrowings outstanding under the credit facility, but approximately $6.9 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of June 30, 2014, we would have been permitted to draw approximately $118.1 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of June 30, 2014, the fixed charge coverage ratio for the most recent four quarters was 3.4-to-1.0.
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
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	June 30, 2014	December 31, 2013
Long-term lease obligations, net of current portion	$24,632	$24,815
Deferred compensation	12,909	14,149
Deferred proceeds	10,217	11,205
Other	2,454	2,773
	$50,212	$52,942

NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2013	$(874)	$(57,219)	$(58,093)
Other comprehensive income, net of tax[2]	—	2,404	2,404
Balance at June 30, 2014	$(874)	$(54,815)	$(55,689)

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2012	$(874)	$(114,819)	$(115,693)
Other comprehensive income, net of tax[2]	—	4,912	4,912
Balance at June 30, 2013	$(874)	$(109,907)	$(110,781)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our Canadian subsidiary before its functional currency was changed from Canadian dollars to U.S. dollars in 2012.

[2]
For the six months ended June 30, 2014 and 2013, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss includes $4.9 million and $7.4 million, respectively, of actuarial loss amortization, $1.0 million and $0.1 million, respectively, of prior service credit amortization, net of tax of $1.5 million and $3.2 million, respectively, and none and $0.8 million, respectively, of curtailments. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost (benefit) of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended June 30,
(In thousands)	2014	2013	2014	2013
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$340	$384	$109	$70
Interest cost	3,724	3,329	980	1,047
Expected return on plan assets	(5,083)	(4,608)	—	—
Amortization of prior service cost (credit)	51	58	(963)	130
Amortization of actuarial loss (gain)	2,555	3,545	(142)	(456)
Curtailments	—	769	—	—
Net periodic cost (benefit)	$1,587	$3,477	$(16)	$791

	Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$695	$869	$226	$276
Interest cost	7,412	6,688	2,282	2,365
Expected return on plan assets	(10,098)	(9,176)	—	—
Amortization of prior service cost (credit)	103	169	(1,089)	(251)
Amortization of actuarial loss (gain)	5,049	7,419	(142)	—
Curtailments	—	769	—	—
Net periodic cost (benefit)	$3,161	$6,738	$1,277	$2,390
We are required to make contributions to our qualified pension plans. During the six months ended June 30, 2014, we contributed $8.9 million to these pension plans. In July 2014, we contributed an additional $4.5 million, and we expect to make additional contributions totaling approximately $4 million in the remainder of 2014.

During the six months ended June 30, 2014, we made contributions of approximately $0.3 million to our company-sponsored non-qualified pension plan, and we estimate contributions will total approximately $0.5 million in 2014. We do not anticipate funding our OPEB plans in 2014 except to pay benefit costs as incurred during the year by plan participants.
During the three and six months ended June 30, 2014, $1.0 million and $3.3 million, respectively, of net periodic pension and OPEB costs were charged to cost of sales, and $0.6 million and $1.1 million, respectively, were charged to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. During the three and six months ended June 30, 2013, $3.4 million and $7.5 million, respectively, of net periodic pension and OPEB costs were charged to cost of sales, and $0.8 million and $1.6 million, respectively, were charged to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic average common shares outstanding[1]	20,256,137	22,279,056	20,614,305	22,574,300
Incremental shares due to:
Restricted stock units	78,508	61,192	73,692	53,208
Performance shares	182,026	217,602	181,612	205,927
Diluted average common shares outstanding	20,516,671	22,557,850	20,869,609	22,833,435

Basic net earnings per common share	$0.61	$0.52	$0.91	$0.48
Diluted net earnings per common share	0.61	0.52	0.90	0.47

Anti-dilutive shares excluded from calculation	210,771	36,212	248,429	150,492

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.
We evaluated the derivative contracts associated with the ASB agreement discussed in Note 1, "Nature of Operations and Basis of Presentation," which could have resulted in the issuance of shares to the engaged financial institution at the settlement date, and determined there was no impact on earnings per share or anti-dilutive shares for the three and six months ended June 30, 2013.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Restricted stock units	$587	$489	$1,032	$864
Performance shares	1,474	1,449	2,555	2,387
Stock options	407	—	543	—
Total employee equity-based compensation	$2,468	$1,938	$4,130	$3,251
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

In addition to RSUs and performance shares, in 2014 stock options were granted to certain employees. As of June 30, 2014 total stock options of 163,137 shares were granted with a weighted-average exercise price of $66.86 and a fair value, estimated under the Black-Scholes valuation model, of $22.99 per share underlying the option.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the six months ended June 30, 2014 and the grant-date fair value of the awards:

	Six Months Ended
	June 30, 2014
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	31,567	$66.33
Performance shares	54,379	105.08
Stock options	163,137	22.99
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded benefits from director equity-based compensation of less than $0.1 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, we recorded director equity-based compensation expense of $2.8 million and $2.3 million, respectively.
As of June 30, 2014, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheets were $11.9 million and $1.2 million, respectively. At December 31, 2013, all liability amounts associated with director equity-based compensation, totaling $13.2 million, were included in “Other long-term obligations.”
NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	June 30,		December 31,
	2014		2013
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, short-term investments and restricted cash (Level 1)	$83,013	$83,013	$95,206	$95,206
Long-term debt (Level 1)	650,000	660,988	650,000	651,313
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

NOTE 14 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Segment net sales[1]:
Consumer Products	$299,130	$289,708	$585,638	$574,610
Pulp and Paperboard	199,629	181,294	398,041	357,216
Total segment net sales	$498,759	$471,002	$983,679	$931,826

Operating (loss) income:
Consumer Products	$12,705	$14,815	$12,182	$24,939
Pulp and Paperboard	33,635	24,772	70,411	42,325
	46,340	39,587	82,593	67,264
Corporate	(13,257)	(9,873)	(28,992)	(25,067)
Income from operations	$33,083	$29,714	$53,601	$42,197

Depreciation and amortization:
Consumer Products	$15,071	$17,030	$30,561	$33,122
Pulp and Paperboard	6,019	5,778	12,289	11,437
Corporate	925	445	1,396	845
Total depreciation and amortization	$22,015	$23,253	$44,246	$45,404

[1]
In 2013, pulp not utilized internally was sold by the Pulp and Paperboard segment to external customers resulting in net sales of $0.9 million and $2.1 million, respectively, during the three and six months ended June 30, 2013. Commencing in 2014, the majority of excess pulp is sold by the Consumer Products segment and totaled $0.7 million, of which $0.3 million was sold during the second quarter.

NOTE 15 Supplemental Guarantor Financial Information
All of our directly and indirectly owned, domestic subsidiaries guarantee the 2013 Notes and the 2010 Notes on a joint and several basis. As of June 30, 2014, the 2013 Notes and 2010 Notes were not guaranteed by Interlake Acquisition Corporation Limited, a foreign subsidiary. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2013 Notes and 2010 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$383,697	$112,676	$7,809	$(5,423)	$498,759
Cost and expenses:
Cost of sales	(323,733)	(109,818)	(5,983)	5,423	(434,111)
Selling, general and administrative expenses	(25,907)	(5,320)	(338)	—	(31,565)
Total operating costs and expenses	(349,640)	(115,138)	(6,321)	5,423	(465,676)
Income (loss) from operations	34,057	(2,462)	1,488	—	33,083
Interest expense, net	(10,681)	(7)	—	—	(10,688)
Earnings (loss) before income taxes	23,376	(2,469)	1,488	—	22,395
Income tax provision	(7,272)	(5,675)	(390)	3,395	(9,942)
Equity in (loss) income of subsidiary	(7,046)	1,098	—	5,948	—
Net earnings (loss)	$9,058	$(7,046)	$1,098	$9,343	$12,453
Other comprehensive income, net of tax	920	—	—	—	920
Comprehensive income (loss)	$9,978	$(7,046)	$1,098	$9,343	$13,373
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$752,028	$230,053	$14,322	$(12,724)	$983,679
Cost and expenses:
Cost of sales	(625,835)	(234,611)	(13,018)	12,724	(860,740)
Selling, general and administrative expenses	(53,566)	(10,837)	(676)	—	(65,079)
Impairment of assets	—	(4,259)	—	—	(4,259)
Total operating costs and expenses	(679,401)	(249,707)	(13,694)	12,724	(930,078)
Income (loss) from operations	72,627	(19,654)	628	—	53,601
Interest expense, net	(21,404)	(18)	—	—	(21,422)
Earnings (loss) before income taxes	51,223	(19,672)	628	—	32,179
Income tax (provision) benefit	(20,749)	3,697	(184)	3,736	(13,500)
Equity in loss of subsidiary	(15,531)	444	—	15,087	—
Net earnings (loss)	$14,943	$(15,531)	$444	$18,823	$18,679
Other comprehensive income, net of tax	2,404	—	—	—	2,404
Comprehensive income (loss)	$17,347	$(15,531)	$444	$18,823	$21,083

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$348,075	$120,636	$7,286	$(4,995)	$471,002
Cost and expenses:
Cost of sales	(295,589)	(117,418)	(6,509)	4,995	(414,521)
Selling, general and administrative expenses	(20,542)	(5,734)	(491)	—	(26,767)
Total operating costs and expenses	(316,131)	(123,152)	(7,000)	4,995	(441,288)
Income (loss) from operations	31,944	(2,516)	286	—	29,714
Interest expense, net	(11,094)	—	—	—	(11,094)
Earnings (loss) before income taxes	20,850	(2,516)	286	—	18,620
Income tax (provision) benefit	(9,187)	5,279	1	(3,055)	(6,962)
Equity in income of subsidiary	3,050	287	—	(3,337)	—
Net earnings	$14,713	$3,050	$287	$(6,392)	$11,658
Other comprehensive income, net of tax	2,451	—	—	—	2,451
Comprehensive income	$17,164	$3,050	$287	$(6,392)	$14,109
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$692,323	$235,352	$14,141	$(9,990)	$931,826
Cost and expenses:
Cost of sales	(597,940)	(228,075)	(12,705)	9,990	(828,730)
Selling, general and administrative expenses	(48,450)	(11,468)	(981)	—	(60,899)
Total operating costs and expenses	(646,390)	(239,543)	(13,686)	9,990	(889,629)
Income (loss) from operations	45,933	(4,191)	455	—	42,197
Interest expense, net	(22,076)	—	—	—	(22,076)
Debt retirement costs	(17,058)	—	—	—	(17,058)
Earnings (loss) before income taxes	6,799	(4,191)	455	—	3,063
Income tax benefit (provision)	5,155	6,492	(34)	(3,900)	7,713
Equity in income of subsidiary	2,722	421	—	(3,143)	—
Net earnings	$14,676	$2,722	$421	$(7,043)	$10,776
Other comprehensive income, net of tax	4,912	—	—	—	4,912
Comprehensive income	$19,588	$2,722	$421	$(7,043)	$15,688

Clearwater Paper Corporation
Consolidating Balance Sheet
At June 30, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$18,843	$—	$3,638	$—	$22,481
Restricted cash	1,501	—	—	—	1,501
Short-term investments	59,000	—	—	—	59,000
Receivables, net	126,894	39,288	3,112	(739)	168,555
Taxes receivable	6,655	(3,254)	269	3,170	6,840
Inventories	207,113	52,717	5,044	—	264,874
Deferred tax assets	20,903	8,070	(3)	566	29,536
Prepaid expenses	7,498	489	98	—	8,085
Total current assets	448,407	97,310	12,158	2,997	560,872
Property, plant and equipment, net	632,272	224,649	16,363	—	873,284
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	5,746	29,409	1,053	—	36,208
Intercompany receivable (payable)	95,532	(76,042)	(15,754)	(3,736)	—
Investment in subsidiary	181,676	6,019	—	(187,695)	—
Pension assets	11,284	—	—	—	11,284
Other assets, net	8,189	1,185	—	—	9,374
TOTAL ASSETS	$1,612,639	$282,530	$13,820	$(188,434)	$1,720,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$173,928	$42,272	$4,932	$(739)	$220,393
Current liability for pensions and other postretirement employee benefits	8,778	—	—	—	8,778
Total current liabilities	182,706	42,272	4,932	(739)	229,171
Long-term debt	650,000	—	—	—	650,000
Liability for pensions and other postretirement employee benefits	105,015	—	—	—	105,015
Other long-term obligations	49,159	1,053	—	—	50,212
Accrued taxes	1,449	926	319	—	2,694
Deferred tax liabilities	69,117	56,603	2,550	—	128,270
Accumulated other comprehensive loss, net of tax	(55,689)	—	—	—	(55,689)
Stockholders’ equity excluding accumulated other comprehensive loss	610,882	181,676	6,019	(187,695)	610,882
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,612,639	$282,530	$13,820	$(188,434)	$1,720,555

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$18,273	$—	$5,402	$—	$23,675
Restricted cash	1,500	—	—	—	1,500
Short-term investments	70,000	—	—	—	70,000
Receivables, net	119,278	38,063	2,700	(1,167)	158,874
Taxes receivable	3,709	(15,882)	324	22,352	10,503
Inventories	198,476	65,017	4,295	—	267,788
Deferred tax assets	42,289	6,094	5	(10,850)	37,538
Prepaid expenses	4,704	695	124	—	5,523
Total current assets	458,229	93,987	12,850	10,335	575,401
Property, plant and equipment, net	636,662	231,225	16,811	—	884,698
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	39,619	1,159	—	40,778
Intercompany receivable (payable)	91,865	(63,932)	(16,431)	(11,502)	—
Investment in subsidiary	196,763	5,575	—	(202,338)	—
Pension assets	4,488	—	—	—	4,488
Other assets, net	8,772	1,155	—	—	9,927
TOTAL ASSETS	$1,626,312	$307,629	$14,389	$(203,505)	$1,744,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$140,125	$45,736	$5,954	$(1,167)	$190,648
Current liability for pensions and other postretirement employee benefits	8,778	—	—		8,778
Total current liabilities	148,903	45,736	5,954	(1,167)	199,426
Long-term debt	650,000	—	—	—	650,000
Liability for pensions and other postretirement employee benefits	109,807	—	—	—	109,807
Other long-term obligations	51,740	1,202	—	—	52,942
Accrued taxes	1,430	911	317	—	2,658
Deferred tax liabilities	59,338	63,017	2,543	—	124,898
Accumulated other comprehensive loss, net of tax	(58,093)	—	—	—	(58,093)
Stockholders’ equity excluding accumulated other comprehensive loss	663,187	196,763	5,575	(202,338)	663,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,626,312	$307,629	$14,389	$(203,505)	$1,744,825

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$14,943	$(15,531)	$444	$18,823	$18,679
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	28,559	14,515	1,172	—	44,246
Equity-based compensation expense	6,910	—	—	—	6,910
Impairment of assets	—	4,259	—	—	4,259
Deferred tax provision (benefit)	29,648	(8,390)	15	(11,416)	9,857
Employee benefit plans	979	—	—	—	979
Deferred issuance costs and discounts on long-term debt	949	—	—	—	949
Disposal of plant and equipment, net	204	218	—	—	422
Changes in working capital, net	10,145	7,089	(2,416)	—	14,818
Changes in taxes receivable, net	(2,946)	(12,628)	55	19,182	3,663
Changes in non-current accrued taxes, net	19	15	2	—	36
Funding of qualified pension plans	(8,889)	—	—	—	(8,889)
Other, net	(850)	(166)	—	—	(1,016)
Net cash flows from operating activities	79,671	(10,619)	(728)	26,589	94,913
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	11,000	—	—	—	11,000
Additions to plant and equipment	(24,994)	(7,500)	(118)	—	(32,612)
Proceeds from the sale of assets	38	581	—	—	619
Net cash flows from investing activities	(13,956)	(6,919)	(118)	—	(20,993)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(74,322)	—	—	—	(74,322)
Investment from (to) parent	9,969	17,538	(918)	(26,589)	—
Payment of tax withholdings on equity- based payment arrangements	(792)	—	—	—	(792)
Net cash flows from financing activities	(65,145)	17,538	(918)	(26,589)	(75,114)
Increase (decrease) in cash	570	—	(1,764)	—	(1,194)
Cash at beginning of period	18,273	—	5,402	—	23,675
Cash at end of period	$18,843	$—	$3,638	$—	$22,481

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$14,676	$2,722	$421	$(7,043)	$10,776
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	27,153	17,144	1,107	—	45,404
Equity-based compensation expense	5,581	—	—	—	5,581
Deferred tax provision (benefit)	4,362	(14,202)	(587)	1,043	(9,384)
Employee benefit plans	5,098	—	—	—	5,098
Deferred issuance costs and discounts on long-term debt	4,017	—	—	—	4,017
Changes in working capital, net	(43,863)	392	(334)	—	(43,805)
Changes in taxes receivable, net	9,270	(879)	(121)	3,648	11,918
Changes in non-current accrued taxes, net	(2,775)	10	2	—	(2,763)
Funding of qualified pension plans	(4,633)	—	—	—	(4,633)
Other, net	(113)	(124)	—	—	(237)
Net cash flows from operating activities	18,773	5,063	488	(2,352)	21,972
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	(60,000)	—	—	—	(60,000)
Additions to plant and equipment	(23,934)	(6,267)	(1,212)	—	(31,413)
Net cash flows from investing activities	(83,934)	(6,267)	(1,212)	—	(91,413)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(150,000)	—	—	—	(150,000)
Purchase of treasury stock	(59,984)	—	—	—	(59,984)
Investment (to) from parent	(4,670)	1,200	1,118	2,352	—
Payments for long-term debt issuance costs	(4,779)	—	—	—	(4,779)
Payment of tax withholdings on equity- based payment arrangements	(2,195)	—	—	—	(2,195)
Net cash flows from financing activities	53,372	1,200	1,118	2,352	58,042
(Decrease) increase in cash	(11,789)	(4)	394	—	(11,399)
Cash at beginning of period	11,105	5	1,469	—	12,579
Cash at end of period	$(684)	$1	$1,863	$—	$1,180

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the costs and benefits associated with the closure of our Long Island, New York, and Thomaston, Georgia facilities, cash flows, capital expenditures, tax rates, operating costs, including energy costs, timing of major maintenance and repairs, liquidity, benefit plan funding, interest expenses, and the completion and results of ongoing tax audits. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2013 Form 10-K, as well as the following:

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

•
manufacturing or operating disruptions, including increased energy and chemical consumption, equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

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
Recent Developments
Facility Closures
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of June 30, 2014, we have incurred $10.3 million of costs associated with the closure, of which $1.8 million was incurred during the quarter ended June 30, 2014. We expect the total impact of exit related costs for this facility to be approximately $15 million. The cost savings benefits resulting from the Long Island facility consolidation and optimization, which are incremental to our previously announced cost savings programs, are expected to be approximately $6 million in operating costs savings in 2014 and approximately $12 million on an annual basis thereafter beginning in 2015.
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston ceasing at the end of 2013. We have incurred $7.1 million of costs associated with this closure, of which $0.4 million was incurred during the quarter ended June 30, 2014. The cost savings benefits resulting from the equipment relocation and converting facility optimization, which are part of our previously announced cost savings programs, are expected to be fully realized beginning in the fourth quarter of 2014.
Capital Allocation
On July 29, 2014, in an event subsequent to the close of our quarter ended June 30, 2014, we sold $300 million of aggregate principal amount senior notes, which we refer to as the 2014 Notes. The 2014 Notes mature on February 1, 2025, have an interest rate of 5.375% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $298 million after deducting offering expenses. We elected to redeem all of our $375 million aggregate principal amount of senior notes sold on October 22, 2010, which we refer to as the 2010 Notes, using the net proceeds from the 2014 Notes along with company funds and $37 million from our senior secured revolving credit facility. We irrevocably deposited sufficient funds with the trustee under the indenture governing the 2010 Notes to redeem these notes. The redemption costs include the principal amount of the 2010 Notes and a “make whole” premium plus accrued and unpaid interest for an aggregate amount of approximately $401 million.
On February 5, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,192,260 shares of our outstanding common stock as of June 30, 2014, of which 733,676 shares were repurchased during the second quarter of 2014 at an average price of $61.32 per share, pursuant to this repurchase program. As of June 30, 2014, we had $25.7 million of authorization remaining for this stock repurchase program.

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

Operating costs
	Three Months Ended June 30,
(Dollars in thousands)	2014		2013
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$76,138	17.5%	$73,049	17.6%
Chemicals	50,377	11.6	48,644	11.7
Transportation[1]	46,500	10.7	45,814	11.1
Chips, sawdust and logs	35,300	8.1	35,656	8.6
Energy	34,066	7.8	31,453	7.6
Packaging supplies	24,707	5.7	26,206	6.3
Maintenance and repairs[2]	22,017	5.1	20,773	5.0
Depreciation	19,388	4.6	20,792	5.0
	$308,493	71.1%	$302,387	72.9%

	Six Months Ended June 30,
(Dollars in thousands)	2014		2013
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$149,210	17.3%	$144,684	17.4%
Chemicals	99,439	11.6	96,091	11.6
Transportation[1]	92,436	10.7	91,259	11.0
Energy	71,134	8.3	63,306	7.6
Chips, sawdust and logs	70,853	8.2	72,754	8.8
Packaging supplies	49,975	5.8	50,475	6.1
Maintenance and repairs[2]	41,126	4.8	43,735	5.3
Depreciation	39,383	4.6	40,542	4.9
	$613,556	71.3%	$602,846	72.7%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three and six months ended June 30, 2014, total purchased pulp costs increased by $3.1 million and $4.5 million, respectively, but decreased 0.1 percentage points in both periods as a percentage of cost of sales due to an overall increase in our cost of sales, which is discussed further under "Results of Operations." The higher purchased pulp costs were due primarily to increased TAD tissue production and higher year-to-date market pricing for purchased softwood pulp.
Chemicals. We consume a substantial amount of chemicals in the production of pulp and paperboard, as well as in the production of TAD tissue. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and specialty paper process chemicals. A large portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum based and are impacted by petroleum prices.
Our chemical costs increased $1.7 million and $3.3 million, respectively, for the the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase in chemical costs is due primarily to increased production and higher pricing for polyethylene, as well as other tissue and paperboard processing chemicals. In addition, during the second quarter of 2014 our Arkansas pulp and paperboard facility experienced operational issues that caused both the pulp mill and paper machine to consume elevated levels of chemicals. The Arkansas facility operational issues are discussed further under "Discussion of Business Segments."

Transportation. Fuel prices largely impact transportation costs for delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for the second quarter of 2014 were higher when compared to the second quarter of 2013 due to increased paperboard, non-retail tissue and converted products shipments. Transportation costs for the six months ended June 30, 2014 increased compared to the same period in 2013 due primarily to higher carrier costs attributable to limited shipping availability as a result of extreme weather conditions in the Midwest and Northeast during the first quarter of 2014. In addition, we have also experienced higher overall costs associated with increased paperboard shipments. These higher costs were partially offset by the absence of regional internal inventory distribution costs that occurred during the first quarter of 2013 as a result of reduced inventory levels during our TAD transition.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices have fluctuated widely over the past decade. We have taken steps, and intend to continue to take steps, to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut and Lewiston, Idaho manufacturing sites help to lower our energy costs. TAD tissue production, however, involves increased natural gas usage as compared to conventional tissue manufacturing and, as a result, our natural gas requirements have increased with the ramp up of our North Carolina TAD paper machine. Energy costs for the three and six months ended June 30, 2014 were 8.3% and 12.4% higher, respectively, than the same periods ended 2013 due to higher natural gas consumption and pricing, which were both negatively impacted by the extremely cold weather conditions in the Midwest and Northeast during the first quarter of 2014, as well as higher electricity costs during the second quarter of 2014 due to increased production at certain of our facilities. In addition, during the second quarter of 2014 our Arkansas pulp and paperboard facility experienced operational issues that caused the pulp mill to consume elevated levels of energy.
To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of June 30, 2014, these contracts covered approximately 50% of our expected average monthly natural gas requirements for the remainder of 2014. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs decreased by $0.4 million and $1.9 million for chips, sawdust and logs for the three and six months ended June 30, 2014, when compared to the same 2013 periods. The decline was primarily due to lower overall pricing at our Idaho pulp and paperboard facility, as well as operational issues experienced at our Arkansas facility during the second quarter of 2014 involving both the pulp mill and paper machine, which negatively impacted production at that facility. These were partially offset by higher usage at our Idaho facility and higher pricing at our Arkansas facility caused by supply limitations as a result of regional wet weather conditions during the second quarter of 2014.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to consumers. For the three and six months ended June 30, 2014, packaging costs decreased $1.5 million and $0.5 million, respectively, when compared to the prior year periods due primarily to lower overall packaging costs as a result of our recently closed Long Island and Thomaston facilities, partially offset by increased pricing for poly wrapping and corrugated cardboard.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 months to 24 months, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. Our next planned major maintenance outage is scheduled for the spring of 2015. We did not have any major outages during the first half of 2014, compared to the first half of 2013 during which we incurred four days of machine downtime in the first quarter at a cost of $5.0 million, excluding labor, at our Arkansas facility.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. We spent $16.9 million and $31.7 million, respectively, on capital expenditures during the three and six months ended June 30, 2014, compared to $16.9 million and $30.3 million, respectively, of capital expenditures during the same periods ended 2013.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and six months ended June 30, 2014 was slightly down when compared with the prior year primarily as a result of the facility closures.

Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced lower wage and benefit expenses in the first half of 2014, compared to the first half of 2013, primarily as a result of lower pension and medical related costs and the facility closures.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 were $31.6 million and $26.8 million, respectively. The higher expense for the second quarter of 2014 was primarily a result of increases in profit-dependent compensation accruals and information systems related expenses, as well as a smaller mark-to-market benefit of less than $0.1 million in the second quarter of 2014 related to our directors' common stock units that will ultimately be settled in cash, compared to a $1.1 million benefit in the second quarter of 2013.
Interest expense
Interest expense for the first half of 2014 is mostly comprised of interest on $275 million aggregate principal amount of 4.5% senior notes due 2023 issued in January 2013, which we refer to as the 2013 Notes, and $375 million aggregate principal amount of 7.125% senior notes due 2018 issued in October 2010, which we refer to as the 2010 Notes. A portion of the proceeds from the 2013 Notes were used to redeem $150 million of 10.625% senior unsecured notes issued in June 2009, which we refer to as the 2009 Notes. Interest expense also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility.
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
During the quarter ended June 30, 2014, we recognized the effects of enacted New York state law changes. As part of the analysis, we identified that, in prior years, we had not applied the proper apportionment factor when certain New York state net operating loss carryforwards were generated, which resulted in a $2.9 million overstatement that was corrected in the period and is included as a discrete item within state rate adjustments due to immateriality. Additionally, return to provision adjustments, including amended returns, generated expense of 7.4%, which was offset by other state return to provision adjustments benefit of 3.3%.
During the fourth quarter of 2012, the IRS commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. This audit has moved into final review stages with the Joint Committee on Taxation. We expect to receive final approval with no additional changes from the Committee in 2014. As a result, we have recognized an additional deferred tax asset of $1.5 million and a tax benefit of the same amount. We have also estimated the state effect for these changes and presented this within the quarterly results.
During the second quarter of 2013, the IRS commenced an audit of our wholly-owned subsidiary, Cellu Tissue Holdings, Inc., and its subsidiaries for the year ended December 27, 2010, the period immediately before our acquisition of Cellu Tissue Holdings, Inc. During the first quarter of 2014, we successfully closed the audit of Cellu Tissue Holdings, Inc. The estimated state effect for the federal audit changes had been reflected in the quarterly results.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended June 30,
(Dollars in thousands)	2014		2013
Net sales	$498,759	100.0%	$471,002	100.0%
Costs and expenses:
Cost of sales	(434,111)	87.0	(414,521)	88.0
Selling, general and administrative expenses	(31,565)	6.3	(26,767)	5.7
Total operating costs and expenses	(465,676)	93.4	(441,288)	93.7
Income from operations	33,083	6.6	29,714	6.3
Interest expense, net	(10,688)	2.1	(11,094)	2.4
Earnings before income taxes	22,395	4.5	18,620	4.0
Income tax provision	(9,942)	2.0	(6,962)	1.5
Net earnings	$12,453	2.5%	$11,658	2.5%
Net sales—Second quarter 2014 net sales increased by $27.8 million, or 5.9%, compared to the second quarter of 2013, primarily due to increased paperboard volumes and pricing during the second quarter of 2014 compared to the second quarter of 2013. In addition, higher overall retail tissue net selling prices and increased non-retail tissue shipments contributed to the favorable comparison. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 87.0% of net sales for the second quarter of 2014 and 88.0% of net sales for the same period in 2013. The decrease as a percentage of net sales was primarily a result of higher margins due to higher net sales during the second quarter of 2014. Our overall cost of sales for the second quarter of 2014 increased 4.7%, when compared to the second quarter of 2013, due primarily to incremental costs associated with operational issues at our Arkansas pulp and paperboard facility involving both the pulp mill and paper machine, which is further discussed below under "Discussion of Business Segments," as well as $2.2 million of costs related to the closure of our Thomaston and Long Island facilities during the second quarter of 2014, compared to $1.0 million of costs related to the closure of our Thomaston facility during the second quarter of 2013.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $4.8 million primarily as a result of increases in profit-dependent compensation accruals and information systems related expenses, as well as a smaller mark-to-market benefit of less than $0.1 million in the second quarter of 2014 related to our directors' common stock units, compared to a $1.1 million benefit in the second quarter of 2013.
Interest expense—Interest expense of $10.7 million for the second quarter of 2014 was relatively comparable to the same period of 2013.

Income tax provision—We recorded income tax expense of $9.9 million in the three months ended June 30, 2014, compared to $7.0 million in same three month period of 2013. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended June 30, 2014 was 44.4% compared to 37.4% for the same period of 2013. The higher rate was the result of the net impact of reporting discrete items, primarily relating to state deferred items.
During the second quarters of 2014 and 2013, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the second quarter of 2014 was 38.0%, compared to 37.1% for the second quarter of 2013. The following table details these items:

	Three Months Ended
	June 30,
(In thousands)	2014	2013
Income tax provision	$(9,942)	$(6,962)
Special items, tax impact:
Directors' equity-based compensation benefit	13	435
Costs associated with Thomaston facility closure	(132)	(386)
Costs associated with Long Island facility closure	(650)	—
Discrete tax items related to state tax rate change	1,388	—
Adjusted income tax provision	$(9,323)	$(6,913)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$299,130	$289,708
Operating income	12,705	14,815
Percent of net sales	4.2%	5.1%

Shipments (short tons)
Non-retail	59,832	57,012
Retail	75,009	75,045
Total tissue tons	134,841	132,057
Converted products cases (in thousands)	14,101	14,021

Sales price (per short ton)
Non-retail	$1,492	$1,475
Retail	2,795	2,740
Total tissue	$2,217	$2,194
Our Consumer Products segment net sales for the second quarter of 2014 increased $9.4 million compared to the second quarter of 2013. The increase was primarily due to higher retail tissue net selling prices, which were driven by increased sales of higher-priced TAD tissue, and higher non-retail sales. These benefits were partially offset by lower pricing for conventional retail tissue.
Segment operating income for the second quarter of 2014 decreased by $2.1 million, or 14.2%, compared to the same period in 2013. The decrease was due primarily to $2.2 million of costs related to the closure of our Thomaston and Long Island facilities during the second quarter of 2014, as compared to $1.0 million of costs related to the closure of our Thomaston facility during the second quarter of 2013, as well as higher energy costs, partially offset by lower depreciation costs due to the closures of two facilities.
Pulp and Paperboard

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$199,629	$181,294
Operating income	33,635	24,772
Percent of net sales	16.8%	13.7%

Paperboard shipments (short tons)	195,924	190,518
Paperboard sales price (per short ton)	$1,017	$946
Net sales for the Pulp and Paperboard segment increased by $18.3 million, or 10.1%, in the second quarter of 2014, compared to the second quarter of 2013. The higher segment net sales were primarily due to a 7.5% increase in paperboard net selling prices as a result of higher market pricing implemented during the end of the first quarter of 2014 and an improved sales mix. In addition, paperboard shipments increased 2.8% as a result of continued strong market conditions and seasonal backlogs.
Operating income for the segment increased $8.9 million during the second quarter of 2014, compared to the same period in 2013, primarily due to the improved pricing and volume coupled with lower packaging, wages and benefits and depreciation costs. These improvements were partially offset by incremental costs associated with operational issues at our Arkansas pulp and paperboard facility involving both the pulp mill and paper machine, which caused the facility to consume elevated levels of energy and chemicals while producing at lower throughputs. This disruption in our production efficiency negatively impacted production costs during the second quarter of 2014. In addition, segment operating income was negatively impacted by costs associated with boiler maintenance performed at both our Idaho and Arkansas pulp and paperboard facilities during the second quarter of 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Six Months Ended June 30,
(Dollars in thousands)	2014		2013
Net sales	$983,679	100.0%	$931,826	100.0%
Costs and expenses:
Cost of sales	(860,740)	87.5	(828,730)	88.9
Selling, general and administrative expenses	(65,079)	6.6	(60,899)	6.5
Impairment of assets	(4,259)	0.4	—	—
Total operating costs and expenses	(930,078)	94.6	(889,629)	95.5
Income from operations	53,601	5.4	42,197	4.5
Interest expense, net	(21,422)	2.2	(22,076)	2.4
Debt retirement costs	—	—	(17,058)	1.8
Earnings before income taxes	32,179	3.3	3,063	0.3
Income tax (provision) benefit	(13,500)	1.4	7,713	0.8
Net earnings	$18,679	1.9	$10,776	1.2
Net sales—Net sales for the six months ended June 30, 2014 increased $51.9 million, or 5.6%, when compared to the six months ended June 30, 2013. The increase in net sales was primarily due to increased shipments and net selling prices for paperboard, as well as higher overall tissue net selling prices during the first half of 2014. These gains were partially offset by a less than 1.0% decrease in overall tissue shipments. These items are discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 87.5% of net sales for the six months ended June 30, 2014 and 88.9% of net sales for the same period in 2013. Our overall cost of sales during the first half of 2014 increased $32.0 million, or 3.9%, when compared to the first half of 2013, due primarily to incremental costs associated with the extreme cold weather conditions in the Midwest and Northeast during the first quarter of 2014 and operational issues during the second quarter of 2014 at our Arkansas pulp and paperboard facility, both of which caused negative impacts across different cost categories. These items are further discussed below under “Discussion of Business Segments.” In addition, we incurred $11.4 million of costs related to the closure of our Thomaston and Long Island facilities in the first half of 2014, compared to $1.2 million of costs related to the closure of our Thomaston facility in the first half of 2013.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $4.2 million primarily due to higher profit-dependent compensation accruals and higher information systems related expenses. In addition, during the first half of 2014 we recorded a $2.8 million mark-to-market expense adjustment related to our directors' common stock units, compared to a $2.3 million expense adjustment in the first half of 2013.
Impairment of assets—During the six months ended June 30, 2014, as a result of the permanent closure of our Long Island facility, we assessed both our intangible and long-lived assets for recoverability. As a result of this assessment, we recorded non-cash impairment losses during the first quarter of 2014 for intangible and long-lived assets in the amounts of $1.3 million and $3.0 million, respectively.
Interest expense—Interest expense decreased $0.7 million during the six months ended June 30, 2014, compared to the same period of 2013. The decrease was primarily attributable to reduced interest rates on our debt as a result of the refinancing in the first quarter of 2013 of the 2009 Notes with proceeds from the issuance of the 2013 Notes, which carry a significantly lower interest rate.
Debt retirement costs—Debt retirement costs include a one-time charge in connection with the complete redemption of the 2009 Notes on February 22, 2013. Total costs of $17.1 million include cash charges of approximately $14 million related to a “make whole” premium plus accrued and unpaid interest and a non-cash charge of approximately $3 million related to the write-off of deferred issuance costs and unamortized discounts.

Income tax provision—We recorded income tax expense of $13.5 million in the six months ended June 30, 2014, compared to a benefit of $7.7 million in the same six month period of 2013. The rate determined under GAAP for the six months ended June 30, 2014 was approximately 42.0% compared to a benefit of approximately 252.0% for the same period of 2013. The net decrease to our effective tax rate in the six months ended June 30, 2013, was primarily the result of $9.8 million in tax benefit related to our decision to reverse our 2012 conversion of certain gallons of fuel claimed as Cellulosic Biofuel Producer Credit back to gallons claimed under the Alternative Fuel Mixture Tax Credit.

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Income tax (provision) benefit	$(13,500)	$7,713
Special items, tax impact:
Debt retirement costs	—	(6,277)
Directors' equity-based compensation expense	(1,002)	(843)
Costs associated with Thomaston facility closure	(402)	(453)
Costs associated with Long Island facility closure	(3,688)	—
Discrete tax items related to state tax rate change	1,388	—
Discrete tax items related to tax credit conversions	—	(9,766)
Adjusted income tax provision	$(17,204)	$(9,626)

Discussion of Business Segments
Consumer Products

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$585,638	$574,610
Operating income	12,182	24,939
Percent of net sales	2.1%	4.3%

Shipments (short tons)
Non-retail	116,671	112,247
Retail	145,928	152,406
Total tissue tons	262,599	264,653
Converted products cases (in thousands)	27,538	27,802

Sales price (per short ton)
Non-retail	$1,491	$1,454
Retail	2,817	2,699
Total tissue	$2,228	$2,171
Our Consumer Products segment reported an increase in net sales of $11.0 million, or 1.9%, for the first half of 2014, compared to the first half of 2013. The higher net sales were due to increases of 4.4% and 2.5%, respectively, in retail and non-retail net selling prices, as well as an increase in non-retail tissue shipments. The higher net selling prices for retail tissue were driven primarily by increased sales of higher-priced TAD tissue products. These increases were partially offset by a decrease in retail tissue shipments and lower pricing for conventional retail tissue.
Segment operating income for the six months ended June 30, 2014 decreased by $12.8 million compared to the same period in 2013, primarily driven by $11.4 million of costs related to the closure of our Thomaston and Long Island facilities, compared to $1.2 million of costs related to the closure of our Thomaston facility in the first half of 2013, as well as other incremental costs associated with the extreme cold weather conditions in the Midwest and Northeast during the first quarter of 2014, which negatively impacted our energy and transportation costs. This was partially offset by decreased depreciation and wage and benefit expenses due to the facility closures.
Pulp and Paperboard

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$398,041	$357,216
Operating income	70,411	42,325
Percent of net sales	17.7%	11.8%

Paperboard shipments (short tons)	396,589	376,868
Paperboard sales price (per short ton)	$1,002	$940
Net sales for our Pulp and Paperboard segment increased by $40.8 million, or 11.4%, for the six months ended June 30, 2014, compared to the same period ended June 30, 2013. This increase was primarily due to a 5.2% increase in paperboard shipments, which was a result of significantly higher market demand and backlogs during the first half of 2014. In addition, paperboard net selling prices increased 6.6% as a result of increased demand resulting from positive market conditions and an improved sales mix.
Operating income for the segment increased $28.1 million during the first half of 2014, compared to the first half of 2013, primarily due to the improved paperboard volume and pricing coupled with lower maintenance and fiber costs. These improvements were partially offset by increased energy and transportation costs associated with extreme cold weather conditions in the Midwest and Northeast during the first quarter of 2014, as well as operational issues at our Arkansas pulp and paperboard facility that caused the facility to consume elevated levels of energy and chemicals while producing at lower throughputs. This disruption in our production efficiency negatively impacted production costs during the first half of 2014.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net earnings	$12,453	$11,658	$18,679	$10,776
Interest expense, net[1]	10,688	11,094	21,422	39,134
Income tax provision (benefit)	9,942	6,962	13,500	(7,713)
Depreciation and amortization expense	22,015	23,253	44,246	45,404
EBITDA	$55,098	$52,967	$97,847	$87,601
Directors' equity-based compensation (benefit) expense	(36)	(1,141)	2,781	2,331
Costs associated with Thomaston facility closure	374	1,013	1,124	1,196
Costs associated with Long Island facility closure	1,843	—	10,275	—
Adjusted EBITDA	$57,279	$52,839	$112,027	$91,128

[1]	Interest expense, net for the six months ended June 30, 2013 includes debt retirement costs of $17.1 million.
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the six months ended June 30, 2014 and 2013:

(In thousands)	2014	2013
Net cash flows from operating activities	$94,913	$21,972
Net cash flows from investing activities	(20,993)	(91,413)
Net cash flows from financing activities	(75,114)	58,042
Cash Flows Summary
Net cash flows from operating activities for the six months ended June 30, 2014 increased by $72.9 million compared to the same period in 2013. The improvement was largely due to $14.8 million of cash flows generated from working capital, compared to $43.8 million of cash flows used in working capital in the same period of 2013, as well as higher earnings, after adjusting for noncash related items, which increased $24.8 million over the first half of 2013. The cash flows generated from working capital were driven primarily by process improvements to our capital management that resulted in higher accounts payable and accrued liabilities, as well as higher accrued interest due to the timing of interest payments on our debt. These increases were partially offset by $8.9 million in contributions to our qualified pension plans in the first half of 2014, as compared to $4.6 million of contributions in the same period of 2013.
Net cash flows from investing activities increased by $70.4 million, largely as a result of the conversion of $11.0 million of short-term investments into cash during the first half of 2014, compared to the conversion of $60.0 million of excess cash proceeds from the issuance of our 2013 Notes into short-term investments during the first half of 2013. Capital spending for plant and equipment increased by $1.2 million when compared to the prior year comparable period.

Net cash flows used for financing activities were $75.1 million for the first half of 2014, and were largely driven by $74.3 million of repurchases of our outstanding common stock pursuant to our 2014 $100.0 million stock repurchase program. Net cash flows from financing activities for the first half of 2013 of $58.0 million primarily consisted of proceeds from the issuance of the 2013 Notes, partially offset by the retirement of the 2009 Notes and $60.0 million in repurchases of our outstanding common stock pursuant to a previous stock repurchase program.
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
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of June 30, 2014, our short-term investments were not restricted and were largely invested in demand deposits.
Debt Arrangements
As of June 30, 2014, our annual debt service obligation, consisting of cash payments for interest on the 2010 Notes and the 2013 Notes, was estimated to be $39.1 million for 2014. On July 29, 2014, subsequent to the close of our second quarter ended June 30, 2014, we issued the 2014 Notes, receiving net proceeds of approximately $298 million after deducting offering expenses. We will use the net proceeds from the 2014 Notes along with company funds and $37 million from our senior secured revolving credit facility to redeem the 2010 Notes in the third quarter of 2014. We irrevocably deposited sufficient funds with a trustee under the indenture governing the 2010 Notes to redeem the notes.
Semi-annual interest payments of $8.1 million under the 2014 Notes are payable on February 1 and August 1 each year, with the initial interest payment due February 1, 2015. Our debt service obligation for 2014, consisting of cash payments for interest on the 2010, 2013 and 2014 Notes, is estimated to be $34.4 million. Our debt service obligation for 2015, consisting of cash payments for interest on the 2013 and 2014 Notes, is estimated to be $28.5 million.
The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to another person.
Credit Arrangements
As of June 30, 2014, there were no borrowings outstanding under our credit facility, but approximately $6.9 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, at LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, at a per annum rate equal to the greatest of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for our most recent four quarters. As of June 30, 2014, we would have been permitted to draw approximately $118.1 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.

CONTRACTUAL OBLIGATIONS
Due to the issuance of the 2014 Notes and the redemption of the 2010 Notes during the third quarter of 2014, the following pro forma table reflects what our contractual obligations would have been had both debt transactions occurred on June 30, 2014:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$575,000	$—	$—	$—	$575,000
Interest on long-term debt	280,823	6,188	57,134	57,000	160,501
Borrowings under revolving credit facility	37,400	37,400	—	—	—
Total	$893,223	$43,588	$57,134	$57,000	$735,501
As of June 30, 2014, there have been no other significant changes to our contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
As of June 30, 2014, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of June 30, 2014, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we have from time-to-time partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of June 30, 2014, these contracts covered approximately 50% of our expected average monthly natural gas requirements for the remainder of 2014.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks
On July 29, 2014, in an event subsequent to the close of our quarter ended June 30, 2014, we issued $300 million of aggregate principal amount senior notes, which we refer to as the 2014 Notes. We will use the net proceeds from the issuance of the 2014 Notes along with company funds and $37 million from our senior secured revolving credit facility to redeem all of our $375 million aggregate principal amount senior notes sold on October 22, 2010, which we refer to as the 2010 Notes. Due to the issuance of the 2014 Notes and the redemption of the 2010 Notes during the third quarter of 2014, the following pro forma table reflects our revised quantitative information about market risks had both of these debt transactions occurred on June 30, 2014:

	Expected Maturity Date
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$575,000	$575,000
Average interest rate	—%	—%	—%	—%	—%	4.957%	4.957%
Pro forma fair value at June 30, 2014							$566,750

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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2014. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
Changes in Internal Controls
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.
Legal Proceedings
On August 13, 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. On July 19, 2013, the EPA issued to us an additional information request. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations. On October 21, 2013, the parties entered into a new agreement to toll the statute of limitations. The tolling period commenced as of September 14, 2012 and expires on October 31, 2014, unless further extended by the parties. Discussions with the DOJ and EPA are ongoing.
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
On February 5, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the quarter ended June 30, 2014, we repurchased 733,676 shares of our outstanding common stock at an average price of $61.32 per share pursuant to our share repurchase program. As of June 30, 2014, we had $25.7 million of authorization remaining pursuant to our stock repurchase program.
The following table provides information about share repurchases that we made during the three months ended June 30, 2014 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2014 to April 30, 2014	470,948	$61.10	470,948	$41,893
May 1, 2014 to May 31, 2014	58,459	$61.41	58,459	$38,303
June 1, 2014 to June 30, 2014	204,269	$61.81	204,269	$25,678
Total	733,676	$61.32	733,676

ITEM 6.
Exhibits
The exhibit index is located on page 40 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: July 31, 2014	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: July 31, 2014	By	/s/ JOHNATHAN D. HUNTER
Johnathan D. Hunter
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)

CLEARWATER PAPER CORPORATION
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.11*	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2014).

10.2[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of Restricted Stock Unit Award, to be used for special restricted stock unit awards.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

1	Management contract or compensatory plan, contract or arrangement.

*	Incorporated by reference.

**
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.