Form 10-Q
period 2014-09-30
Clearwater Paper Corp
filed 2014-10-30
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of October 22, 2014 was 19,532,427.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$511,142	$487,845	$1,494,821	$1,419,671
Costs and expenses:
Cost of sales	(434,457)	(441,237)	(1,295,197)	(1,269,967)
Selling, general and administrative expenses	(31,817)	(27,766)	(96,896)	(88,665)
Impairment of assets	(890)	—	(5,149)	—
Total operating costs and expenses	(467,164)	(469,003)	(1,397,242)	(1,358,632)
Income from operations	43,978	18,842	97,579	61,039
Interest expense, net	(9,570)	(10,708)	(30,992)	(32,784)
Debt retirement costs	(24,420)	—	(24,420)	(17,058)
Earnings before income taxes	9,988	8,134	42,167	11,197
Income tax (provision) benefit	(3,735)	5,183	(17,235)	12,896
Net earnings	$6,253	$13,317	$24,932	$24,093
Net earnings per common share:
Basic	$0.32	$0.60	$1.23	$1.08
Diluted	0.31	0.60	1.21	1.07
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$6,253	$13,317	$24,932	$24,093
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $948, $1,462, $2,847, and $4,385	1,504	2,249	4,512	6,745
Amortization of prior service credit included in net periodic cost, net of tax of $(191), $(17), $(573), and $(49)	(303)	(25)	(907)	(75)
Curtailments, net of tax of $ -, $ -, $ - and $303	—	—	—	466
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	53	—	53
Other comprehensive income, net of tax	1,201	2,277	3,605	7,189
Comprehensive income	$7,454	$15,594	$28,537	$31,282
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$13,578	$23,675
Restricted cash	—	1,500
Short-term investments	—	70,000
Receivables, net	178,175	158,874
Taxes receivable	2,609	10,503
Inventories	282,457	267,788
Deferred tax assets	24,864	37,538
Prepaid expenses	6,461	5,523
Total current assets	508,144	575,401
Property, plant and equipment, net	878,423	884,698
Goodwill	229,533	229,533
Intangible assets, net	34,589	40,778
Pension assets	18,656	4,488
Other assets, net	9,224	9,927
TOTAL ASSETS	$1,678,569	$1,744,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$223,236	$190,648
Short-term borrowings	47,047	—
Current liability for pensions and other postretirement employee benefits	8,778	8,778
Total current liabilities	279,061	199,426
Long-term debt	575,000	650,000
Liability for pensions and other postretirement employee benefits	103,909	109,807
Other long-term obligations	49,443	52,942
Accrued taxes	2,807	2,658
Deferred tax liabilities	127,393	124,898
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,030,815 and 24,007,581 shares issued	2	2
Additional paid-in capital	333,871	326,546
Retained earnings	491,571	466,639
Treasury stock, at cost, common shares-4,498,388 and 2,923,640 shares repurchased	(230,000)	(130,000)
Accumulated other comprehensive loss, net of tax	(54,488)	(58,093)
Total stockholders’ equity	540,956	605,094
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,678,569	$1,744,825
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$24,932	$24,093
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	66,539	67,584
Equity-based compensation expense	9,201	7,758
Impairment of assets	5,149	—
Deferred tax provision (benefit)	12,895	(9,678)
Employee benefit plans	1,603	7,801
Deferred issuance costs and discounts on long-term debt	5,864	4,490
Disposal of plant and equipment, net	747	35
Changes in working capital, net	(13,190)	47
Changes in taxes receivable, net	7,894	12,448
Excess tax benefits from equity-based payment arrangements	(1,508)	—
Changes in non-current accrued taxes, net	149	(10,535)
Funding of qualified pension plans	(15,957)	(12,611)
Other, net	(2,387)	108
Net cash flows from operating activities	101,931	91,540
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	70,000	(69,000)
Additions to plant and equipment	(54,029)	(54,400)
Proceeds from sale of assets	733	—
Net cash flows from investing activities	16,704	(123,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	300,000	275,000
Repayment of long-term debt	(375,000)	(150,000)
Purchase of treasury stock	(100,000)	(75,783)
Changes in short-term borrowings, net	47,047	—
Payments for long-term debt issuance costs	(2,995)	(4,834)
Payment of tax withholdings on equity-based payment arrangements	(792)	(4,173)
Excess tax benefits from equity-based payment arrangements	1,508	—
Other, net	1,500	—
Net cash flows from financing activities	(128,732)	40,210
(Decrease) increase in cash	(10,097)	8,350
Cash at beginning of period	23,675	12,579
Cash at end of period	$13,578	$20,929

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$34,418	$22,788
Cash paid for income taxes	6,196	2,400
Cash received from income tax refunds	10,496	820
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Changes in accrued plant and equipment	$3,831	$8,239
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
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of September 30, 2014, we have incurred $15.0 million of costs associated with the closure, of which $4.7 million was incurred during the third quarter of 2014.
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston ceasing at the end of 2013. As of September 30, 2014, we have incurred $7.1 million of costs associated with the closure, of which less than $0.1 million was incurred during the third quarter of 2014.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, the related Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of September 30, 2014, all restricted cash balances were de minimis and classified as non-current and included in "Other assets, net" on our Consolidated Balance Sheet. As of December 31, 2013, substantially all restricted cash balances were classified as current and included in "Restricted cash" on our Consolidated Balance Sheet.

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of September 30, 2014 and December 31, 2013, we had allowances for doubtful accounts of $2.1 million and $1.9 million, respectively.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,465.3 million and $1,476.4 million at September 30, 2014 and December 31, 2013, respectively.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets. During the first quarter of 2014, we permanently closed our Long Island converting and distribution facility. As a result of this closure, we considered an outside third party's appraisal in assessing the recoverability of the facility's long-lived plant and equipment based on available market data for comparable assets sold through private party transactions. Based on this assessment, we determined the carrying amounts of certain long-lived plant and equipment related to the Long Island facility exceeded their fair value. As a result, we have recorded $3.8 million of non-cash impairment charges to our accompanying Consolidated Statement of Operations in the nine months ended September 30, 2014, of which $0.9 million was recorded during the third quarter of 2014. There were no other such events or changes in circumstances that impacted our remaining long-lived assets.
STOCKHOLDERS’ EQUITY
On February 5, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorized purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We completed this program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share, of which 382,488 shares were repurchased during the third quarter of 2014 at an average price of $67.13 per share.
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
DERIVATIVES
We had no activity during the nine months ended September 30, 2014 and 2013 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, from time to time we have used firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of September 30, 2014, these contracts covered approximately 69% of our expected average monthly natural gas requirements for the remainder of 2014, plus approximately 50% of our expected average monthly natural gas requirements for 2015. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.
NOTE 2 Recently Adopted and New Accounting Standards
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2014-09, Revenue from Contracts with Customers. The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. The standard may be applied under either a retrospective or cumulative effect adoption method. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends and raises the threshold of a disposal transaction that qualifies as a discontinued operation, as well as requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This standard is effective prospectively for all disposals of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. This guidance has had no impact our consolidated financial statements.
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
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	September 30, 2014	December 31, 2013
Pulp, paperboard and tissue products	$184,903	$182,715
Materials and supplies	78,783	69,836
Logs, pulpwood, chips and sawdust	18,771	15,237
	$282,457	$267,788
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	September 30, 2014
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(21,729)	$32,228
Trade names and trademarks	10.0	3,393	(1,272)	2,121
Non-compete agreements	2.5 - 5.0	1,189	(949)	240
		$58,539	$(23,950)	$34,589

	December 31, 2013
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(17,234)	$36,723
Trade names and trademarks	10.0	5,300	(1,590)	3,710
Non-compete agreements	2.5 - 5.0	1,674	(1,329)	345
		$60,931	$(20,153)	$40,778
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

NOTE 5 Income Taxes
Consistent with authoritative guidance, our estimated annual effective tax rate is used to allocate our expected annual income tax provision to interim periods. The rate is the ratio of our estimated annual income tax provision to estimated pre-tax ordinary income, and excludes "discrete items" which are significant, unusual or infrequent items reported separately net of their related tax effect. The estimated annual effective tax rate is applied to the current interim period’s ordinary income to determine the income tax provision allocated to the interim period. The income tax effects of discrete items are then determined separately and recognized in the interim period in which the income or expense items arise.
For the three and nine months ended September 30, 2014 and 2013, the effective tax rates attributable to continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	(0.3)	1.5	(0.3)	1.5
Change in valuation allowances	2.6	3.5	2.6	3.5
Federal manufacturing deduction	(1.4)	—	(1.4)	—
Settlement of uncertain tax positions	(0.8)	(57.3)	(0.2)	(41.6)
Increase in uncertain tax positions	1.9	—	0.5	—
Interest accrued on uncertain tax positions	0.2	8.4	0.1	13.9
Cellulosic Biofuel Producer Credit conversion	—	0.2	—	(36.8)
Additional Cellulosic Biofuel Producer Credits	—	(43.0)	—	(81.5)
Federal credits and audit adjustments	0.5	—	(0.8)	—
State rate adjustments	(0.5)	(10.5)	2.3	(8.1)
Return to provision adjustments	(0.1)	(0.5)	3.2	(3.9)
Other	0.3	(1.0)	(0.1)	2.8
Effective tax rate	37.4%	(63.7)%	40.9%	(115.2)%
Our estimated annual effective tax rate for 2014 is approximately 35%, compared with approximately 39% for 2013. The decline in the effective tax rate is due to an increase in the benefit from the federal manufacturing deduction and an increase in the benefit from state income tax rates.
We have tax benefits relating to excess equity-based compensation that are being utilized to reduce our U.S. taxable income. Our Consolidated Balance Sheets reflect deferred tax assets comprised of net operating losses and tax credit carryforwards excluding amounts impacted by excess equity-based compensation. We have historically elected to follow the “with-and-without” or “incremental” method for ordering tax benefits derived from employee equity-based compensation awards. As a result of this method, net operating loss and tax credit carryforwards not generated from equity-based compensation are utilized before the current period’s equity-based tax deduction (excess tax benefits from equity-based compensation awards are recognized last). Excess tax benefits from equity-based compensation awards that are determined to reduce U.S. taxable income following this method are recognized when realized as increases to additional paid-in capital as a component of stockholders’ equity. During the nine months ended September 30, 2014, we did not generate additional excess tax benefits relating to the release of vested performance share and restricted stock unit awards to employees. For the nine months ended September 30, 2014, $1.5 million of excess tax benefits have been allocated to additional paid-in capital and reduced income taxes payable based on the incremental method. As of September 30, 2014, we had a total amount of excess tax benefits that are not recognized on our Consolidated Balance Sheet of $0.8 million.
During the nine month period ended September 30, 2014, we recorded discrete expense for a reduction in our blended state tax rate as well as adjustments to New York state specific deferred items. These changes were due to amendments we made to our New York state return filings as a result of changes in New York state tax laws. In reviewing the changes in the tax laws, we identified that, in prior years, we had not applied the proper apportionment factor when certain New York state net operating loss carryforwards were generated, which resulted in a $2.9 million overstatement. We corrected this in the second quarter of 2014 by including the overstatement as a discrete item within state rate adjustments due to immateriality.
During the fourth quarter of 2012, the Internal Revenue Service, or IRS, commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. The audit was finalized during the third quarter of 2014. As a result, we recognized an additional deferred tax asset of $1.5 million for the nine months ended September 30, 2014. The impact of these de minimis federal audit changes are included in the nine months ended September 30, 2014.

During the second quarter of 2013, the IRS commenced an audit of our wholly-owned subsidiary, Cellu Tissue Holdings, Inc., or Cellu Tissue, and its subsidiaries for the year ended December 27, 2010, the period immediately before our acquisition of Cellu Tissue. During the first quarter of 2014, we successfully closed the audit of Cellu Tissue. The impact of these de minimis federal audit changes are included in the nine months ended September 30, 2014.
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	September 30, 2014	December 31, 2013
Trade accounts payable	$135,326	$108,192
Accrued wages, salaries and employee benefits	43,527	38,563
Accrued discounts and allowances	9,340	6,410
Accrued taxes other than income taxes payable	8,693	6,322
Accrued utilities	7,515	8,309
Accrued interest	5,017	9,691
Other	13,818	13,161
	$223,236	$190,648
NOTE 7 Debt
ISSUANCE OF $300 MILLION SENIOR NOTES DUE 2025 AND REDEMPTION OF $375 MILLION SENIOR NOTES DUE 2018
On July 29, 2014 we issued $300 million aggregate principal amount of senior notes, which we refer to as the 2014 Notes. The 2014 Notes mature on February 1, 2025, have an interest rate of 5.375% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $298 million after deducting offering expenses. We redeemed all of our $375 million aggregate principal amount of senior notes issued on October 22, 2010, which we refer to as the 2010 Notes, using the net proceeds from the 2014 Notes along with company funds and $37 million drawn from our senior secured revolving credit facility during the third quarter of 2014.
The 2010 Notes had a maturity date of November 1, 2018, and an interest rate of 7.125%. On August 28, 2014, we redeemed all of the 2010 Notes at a redemption price equal to 100% of the principal amount of $375 million and a “make whole” premium of $17.6 million plus accrued and unpaid interest of $8.7 million, for an aggregate amount of $401.3 million. The make whole premium and a portion of the unpaid interest, as well as a $4.6 million non-cash charge relating to the unamortized deferred issuance costs associated with the 2010 Notes, were recorded as components of debt retirement costs and included in the Consolidated Statement of Operations in the third quarter of 2014.
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

$275 MILLION SENIOR NOTES DUE 2023
On January 23, 2013, we issued $275 million aggregate principal amount of senior notes, which we refer to as the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were issued at their face value.
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
SENIOR SECURED REVOLVING CREDIT FACILITY
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
As of September 30, 2014, we had $47.0 million of borrowings outstanding under the credit facility, and $7.9 million of the credit facility was also being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of September 30, 2014, we would have been permitted to draw an additional $70.1 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of September 30, 2014, the fixed charge coverage ratio for the most recent four quarters was 1.5-to-1.0.
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
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	September 30, 2014	December 31, 2013
Long-term lease obligations, net of current portion	$24,549	$24,815
Deferred compensation	12,764	14,149
Deferred proceeds	9,721	11,205
Other	2,409	2,773
	$49,443	$52,942

NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2013	$(874)	$(57,219)	$(58,093)
Other comprehensive income, net of tax[2]	—	3,605	3,605
Balance at September 30, 2014	$(874)	$(53,614)	$(54,488)

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2012	$(874)	$(114,819)	$(115,693)
Other comprehensive income, net of tax[2]	—	7,189	7,189
Balance at September 30, 2013	$(874)	$(107,630)	$(108,504)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our Canadian subsidiary before its functional currency was changed from Canadian dollars to U.S. dollars in 2012.

[2]
For the nine months ended September 30, 2014 and 2013, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss includes $7.4 million and $11.1 million, respectively, of actuarial loss amortization, $1.5 million and $0.1 million, respectively, of prior service credit amortization, and none and $0.8 million, respectively, of curtailments, all net of tax totaling $2.3 million and $4.6 million, respectively. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended September 30,
(In thousands)	2014	2013	2014	2013
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$347	$435	$114	$138
Interest cost	3,707	3,343	1,142	1,182
Expected return on plan assets	(5,049)	(4,588)	—	—
Amortization of prior service cost (credit)	51	83	(545)	(125)
Amortization of actuarial loss (gain)	2,524	3,711	(72)	—
Net periodic cost	$1,580	$2,984	$639	$1,195

	Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$1,042	$1,304	$340	$414
Interest cost	11,119	10,031	3,424	3,547
Expected return on plan assets	(15,147)	(13,764)	—	—
Amortization of prior service cost (credit)	154	252	(1,634)	(376)
Amortization of actuarial loss (gain)	7,573	11,130	(214)	—
Curtailments	—	769	—	—
Net periodic cost	$4,741	$9,722	$1,916	$3,585
We are required to make contributions to our qualified pension plans. During the nine months ended September 30, 2014, we contributed $16.0 million to these pension plans. In October 2014, we contributed an additional $1.0 million, and we do not expect to make any additional contributions in the remainder of 2014.

During the nine months ended September 30, 2014, we made contributions of $0.4 million to our company-sponsored non-qualified pension plan, and we estimate contributions will total $0.5 million in 2014. We do not anticipate funding our OPEB plans in 2014 except to pay benefit costs as incurred during the year by plan participants.
During the three and nine months ended September 30, 2014, $1.6 million and $4.9 million, respectively, of net periodic pension and OPEB costs were charged to cost of sales, and $0.6 million and $1.7 million, respectively, were charged to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, $3.4 million and $10.9 million, respectively, of net periodic pension and OPEB costs were charged to cost of sales, and $0.8 million and $2.4 million, respectively, were charged to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic average common shares outstanding[1]	19,755,095	22,026,879	20,321,808	22,388,930
Incremental shares due to:
Restricted stock units	88,262	69,902	81,304	61,956
Performance shares	256,303	131,092	255,509	114,369
Diluted average common shares outstanding	20,099,660	22,227,873	20,658,621	22,565,255

Basic net earnings per common share	$0.32	$0.60	$1.23	$1.08
Diluted net earnings per common share	0.31	0.60	1.21	1.07

Anti-dilutive shares excluded from calculation	181,851	1,434	231,469	106,265

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Restricted stock units	$593	$462	$1,625	$1,326
Performance shares	1,473	1,354	4,028	3,741
Stock options	410	—	953	—
Total employee equity-based compensation	$2,476	$1,816	$6,606	$5,067
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

In addition to RSUs and performance shares, in 2014 stock options were granted to certain employees. As of September 30, 2014, total stock options of 163,137 shares were granted with a weighted-average exercise price of $66.86 and a fair value, estimated under the Black-Scholes valuation model, of $22.99 per share underlying the option.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the nine months ended September 30, 2014 and the grant-date fair value of the awards:

	Nine Months Ended
	September 30, 2014
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	31,567	$66.33
Performance shares	54,379	105.08
Stock options	163,137	22.99
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded a benefit from director equity-based compensation of $0.2 million and compensation expense of $0.4 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, we recorded director equity-based compensation expense of $2.6 million and $2.7 million, respectively.
As of September 30, 2014, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheets were $11.7 million and $1.2 million, respectively. At December 31, 2013, all liability amounts associated with director equity-based compensation, totaling $13.2 million, were included in “Other long-term obligations.”
NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	September 30,		December 31,
	2014		2013
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, restricted cash and short-term investments (Level 1)	$13,609	$13,609	$95,206	$95,206
Short-term borrowings (Level 1)	47,047	47,047	—	—
Long-term debt (Level 1)	575,000	555,125	650,000	651,313
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

NOTE 14 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Segment net sales[1]:
Consumer Products	$306,104	$292,935	$891,742	$867,545
Pulp and Paperboard	205,038	194,910	603,079	552,126
Total segment net sales	$511,142	$487,845	$1,494,821	$1,419,671

Operating income (loss):
Consumer Products	$12,535	$13,445	$24,717	$38,384
Pulp and Paperboard	45,602	16,289	116,013	58,614
	58,137	29,734	140,730	96,998
Corporate	(14,159)	(10,892)	(43,151)	(35,959)
Income from operations	$43,978	$18,842	$97,579	$61,039

Depreciation and amortization:
Consumer Products	$15,484	$16,002	$46,045	$49,124
Pulp and Paperboard	5,939	5,758	18,228	17,195
Corporate	870	420	2,266	1,265
Total depreciation and amortization	$22,293	$22,180	$66,539	$67,584

[1]
In 2013, pulp not utilized internally was sold by the Pulp and Paperboard segment to external customers resulting in net sales of $0.4 million and $2.5 million, respectively, during the three and nine months ended September 30, 2013. Commencing in 2014, the majority of excess pulp is sold by the Consumer Products segment and totaled $1.6 million, of which $0.9 million was sold during the third quarter.

NOTE 15 Supplemental Guarantor Financial Information
All of our directly and indirectly owned, domestic subsidiaries guarantee the 2014 Notes and the 2013 Notes on a joint and several basis. As of September 30, 2014, the 2014 Notes and 2013 Notes were not guaranteed by Interlake Acquisition Corporation Limited, a foreign subsidiary. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2014 Notes and 2013 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$415,175	$132,797	$14,429	$(51,259)	$511,142
Cost and expenses:
Cost of sales	(345,825)	(126,547)	(13,344)	51,259	(434,457)
Selling, general and administrative expenses	(26,136)	(5,343)	(338)	—	(31,817)
Impairment of assets	—	(890)	—	—	(890)
Total operating costs and expenses	(371,961)	(132,780)	(13,682)	51,259	(467,164)
Income from operations	43,214	17	747	—	43,978
Interest expense, net	(9,565)	(5)	—	—	(9,570)
Debt retirement costs	(24,420)	—	—	—	(24,420)
Earnings before income taxes	9,229	12	747	—	9,988
Income tax (provision) benefit	(5,489)	90	(189)	1,853	(3,735)
Equity in income of subsidiary	660	558	—	(1,218)	—
Net earnings	$4,400	$660	$558	$635	$6,253
Other comprehensive income, net of tax	1,201	—	—	—	1,201
Comprehensive income	$5,601	$660	$558	$635	$7,454
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,201,662	$405,442	$41,493	$(153,776)	$1,494,821
Cost and expenses:
Cost of sales	(1,006,119)	(403,750)	(39,104)	153,776	(1,295,197)
Selling, general and administrative expenses	(79,702)	(16,180)	(1,014)	—	(96,896)
Impairment of assets	—	(5,149)	—	—	(5,149)
Total operating costs and expenses	(1,085,821)	(425,079)	(40,118)	153,776	(1,397,242)
Income (loss) from operations	115,841	(19,637)	1,375	—	97,579
Interest expense, net	(30,969)	(23)	—	—	(30,992)
Debt retirement costs	(24,420)	—	—	—	(24,420)
Earnings (loss) before income taxes	60,452	(19,660)	1,375	—	42,167
Income tax (provision) benefit	(26,238)	3,787	(373)	5,589	(17,235)
Equity in (loss) income of subsidiary	(14,871)	1,002	—	13,869	—
Net earnings (loss)	$19,343	$(14,871)	$1,002	$19,458	$24,932
Other comprehensive income, net of tax	3,605	—	—	—	3,605
Comprehensive income (loss)	$22,948	$(14,871)	$1,002	$19,458	$28,537

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$363,735	$139,988	$16,417	$(32,295)	$487,845
Cost and expenses:
Cost of sales	(321,695)	(135,291)	(16,546)	32,295	(441,237)
Selling, general and administrative expenses	(24,983)	(2,468)	(315)	—	(27,766)
Total operating costs and expenses	(346,678)	(137,759)	(16,861)	32,295	(469,003)
Income (loss) from operations	17,057	2,229	(444)	—	18,842
Interest expense, net	(10,708)	—	—	—	(10,708)
Earnings (loss) before income taxes	6,349	2,229	(444)	—	8,134
Income tax benefit (provision)	5,233	(2,513)	109	2,354	5,183
Equity in loss of subsidiary	(619)	(335)	—	954	—
Net earnings (loss)	$10,963	$(619)	$(335)	$3,308	$13,317
Other comprehensive income, net of tax	2,277	—	—	—	2,277
Comprehensive income (loss)	$13,240	$(619)	$(335)	$3,308	$15,594
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,070,426	$399,086	$47,040	$(96,881)	$1,419,671
Cost and expenses:
Cost of sales	(934,003)	(387,112)	(45,733)	96,881	(1,269,967)
Selling, general and administrative expenses	(70,102)	(17,092)	(1,471)	—	(88,665)
Total operating costs and expenses	(1,004,105)	(404,204)	(47,204)	96,881	(1,358,632)
Income (loss) from operations	66,321	(5,118)	(164)	—	61,039
Interest expense, net	(32,784)	—	—	—	(32,784)
Debt retirement costs	(17,058)	—	—	—	(17,058)
Earnings (loss) before income taxes	16,479	(5,118)	(164)	—	11,197
Income tax benefit (provision)	10,388	(3,821)	75	6,254	12,896
Equity in loss of subsidiary	(9,028)	(89)	—	9,117	—
Net earnings (loss)	$17,839	$(9,028)	$(89)	$15,371	$24,093
Other comprehensive income, net of tax	7,189	—	—	—	7,189
Comprehensive income (loss)	$25,028	$(9,028)	$(89)	$15,371	$31,282

Clearwater Paper Corporation
Consolidating Balance Sheet
At September 30, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$11,229	$—	$2,349	$—	$13,578
Receivables, net	133,536	39,933	5,879	(1,173)	178,175
Taxes receivable	1,216	(3,152)	225	4,320	2,609
Inventories	222,155	53,623	6,679	—	282,457
Deferred tax assets	17,382	6,214	(2)	1,270	24,864
Prepaid expenses	5,703	703	55	—	6,461
Total current assets	391,221	97,321	15,185	4,417	508,144
Property, plant and equipment, net	640,139	222,283	16,001	—	878,423
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	5,485	28,105	999	—	34,589
Intercompany receivable (payable)	91,695	(72,483)	(13,622)	(5,590)	—
Investment in subsidiary	182,894	6,577	—	(189,471)	—
Pension assets	18,656	—	—	—	18,656
Other assets, net	7,846	1,378	—	—	9,224
TOTAL ASSETS	$1,567,469	$283,181	$18,563	$(190,644)	$1,678,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$173,395	$41,838	$9,176	$(1,173)	$223,236
Short-term borrowings	47,047	—	—	—	47,047
Current liability for pensions and other postretirement employee benefits	8,778	—	—	—	8,778
Total current liabilities	229,220	41,838	9,176	(1,173)	279,061
Long-term debt	575,000	—	—	—	575,000
Liability for pensions and other postretirement employee benefits	103,909	—	—	—	103,909
Other long-term obligations	48,466	977	—	—	49,443
Accrued taxes	1,650	851	306	—	2,807
Deferred tax liabilities	68,268	56,621	2,504	—	127,393
Accumulated other comprehensive loss, net of tax	(54,488)	—	—	—	(54,488)
Stockholders’ equity excluding accumulated other comprehensive loss	595,444	182,894	6,577	(189,471)	595,444
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,567,469	$283,181	$18,563	$(190,644)	$1,678,569

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$18,273	$—	$5,402	$—	$23,675
Restricted cash	1,500	—	—	—	1,500
Short-term investments	70,000	—	—	—	70,000
Receivables, net	119,278	38,063	2,700	(1,167)	158,874
Taxes receivable	3,709	(15,882)	324	22,352	10,503
Inventories	198,476	65,017	4,295	—	267,788
Deferred tax assets	42,289	6,094	5	(10,850)	37,538
Prepaid expenses	4,704	695	124	—	5,523
Total current assets	458,229	93,987	12,850	10,335	575,401
Property, plant and equipment, net	636,662	231,225	16,811	—	884,698
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	39,619	1,159	—	40,778
Intercompany receivable (payable)	91,865	(63,932)	(16,431)	(11,502)	—
Investment in subsidiary	196,763	5,575	—	(202,338)	—
Pension assets	4,488	—	—	—	4,488
Other assets, net	8,772	1,155	—	—	9,927
TOTAL ASSETS	$1,626,312	$307,629	$14,389	$(203,505)	$1,744,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$140,125	$45,736	$5,954	$(1,167)	$190,648
Current liability for pensions and other postretirement employee benefits	8,778	—	—		8,778
Total current liabilities	148,903	45,736	5,954	(1,167)	199,426
Long-term debt	650,000	—	—	—	650,000
Liability for pensions and other postretirement employee benefits	109,807	—	—	—	109,807
Other long-term obligations	51,740	1,202	—	—	52,942
Accrued taxes	1,430	911	317	—	2,658
Deferred tax liabilities	59,338	63,017	2,543	—	124,898
Accumulated other comprehensive loss, net of tax	(58,093)	—	—	—	(58,093)
Stockholders’ equity excluding accumulated other comprehensive loss	663,187	196,763	5,575	(202,338)	663,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,626,312	$307,629	$14,389	$(203,505)	$1,744,825

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$19,343	$(14,871)	$1,002	$19,458	$24,932
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	43,388	21,416	1,735	—	66,539
Equity-based compensation expense	9,201	—	—	—	9,201
Impairment of assets	—	5,149	—	—	5,149
Deferred tax provision (benefit)	31,563	(6,516)	(32)	(12,120)	12,895
Employee benefit plans	1,603	—	—	—	1,603
Deferred issuance costs and discounts on long-term debt	5,864	—	—	—	5,864
Disposal of plant and equipment, net	462	285	—	—	747
Changes in working capital, net	(15,079)	4,464	(2,575)	—	(13,190)
Changes in taxes receivable, net	2,493	(12,730)	99	18,032	7,894
Excess tax benefits from equity-based payment arrangements	(1,508)	—	—	—	(1,508)
Changes in non-current accrued taxes, net	220	(60)	(11)	—	149
Funding of qualified pension plans	(15,957)	—	—	—	(15,957)
Other, net	(1,947)	(440)	—	—	(2,387)
Net cash flows from operating activities	79,646	(3,303)	218	25,370	101,931
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	70,000	—	—	—	70,000
Additions to plant and equipment	(42,478)	(11,330)	(221)	—	(54,029)
Proceeds from the sale of assets	38	695	—	—	733
Net cash flows from investing activities	27,560	(10,635)	(221)	—	16,704
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	300,000	—	—	—	300,000
Repayment of long-term debt	(375,000)	—	—	—	(375,000)
Purchase of treasury stock	(100,000)	—	—	—	(100,000)
Investment from (to) parent	14,482	13,938	(3,050)	(25,370)	—
Changes in short-term borrowings, net	47,047	—	—	—	47,047
Payment for long-term debt issuance costs	(2,995)	—	—	—	(2,995)
Payment of tax withholdings on equity- based payment arrangements	(792)	—	—	—	(792)
Excess tax benefits from equity-based payment arrangements	1,508	—	—	—	1,508
Other, net	1,500	—	—	—	1,500
Net cash flows from financing activities	(114,250)	13,938	(3,050)	(25,370)	(128,732)
Decrease in cash	(7,044)	—	(3,053)	—	(10,097)
Cash at beginning of period	18,273	—	5,402	—	23,675
Cash at end of period	$11,229	$—	$2,349	$—	$13,578

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$17,839	$(9,028)	$(89)	$15,371	$24,093
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	40,337	25,590	1,657	—	67,584
Equity-based compensation expense	7,758	—	—	—	7,758
Deferred tax benefit	(776)	(11,231)	(472)	2,801	(9,678)
Employee benefit plans	7,801	—	—	—	7,801
Deferred issuance costs and discounts on long-term debt	4,490	—	—	—	4,490
Disposal of plant and equipment, net	—	34	1	—	35
Changes in working capital, net	(7,488)	5,748	1,787	—	47
Changes in taxes receivable, net	11,643	9,153	(83)	(8,265)	12,448
Changes in non-current accrued taxes, net	(10,558)	19	4	—	(10,535)
Funding of qualified pension plans	(12,611)	—	—	—	(12,611)
Other, net	209	(101)	—	—	108
Net cash flows from operating activities	58,644	20,184	2,805	9,907	91,540
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	(69,000)	—	—	—	(69,000)
Additions to plant and equipment	(40,598)	(11,854)	(1,948)	—	(54,400)
Net cash flows from investing activities	(109,598)	(11,854)	(1,948)	—	(123,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(150,000)	—	—	—	(150,000)
Purchase of treasury stock	(75,783)	—	—	—	(75,783)
Investment from (to) parent	19,039	(8,334)	(798)	(9,907)	—
Payments for long-term debt issuance costs	(4,834)	—	—	—	(4,834)
Payment of tax withholdings on equity- based payment arrangements	(4,173)	—	—	—	(4,173)
Net cash flows from financing activities	59,249	(8,334)	(798)	(9,907)	40,210
Increase (decrease) in cash	8,295	(4)	59	—	8,350
Cash at beginning of period	11,105	5	1,469	—	12,579
Cash at end of period	$19,400	$1	$1,528	$—	$20,929

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the costs and benefits associated with the closure of our Long Island, New York, and Thomaston, Georgia facilities, cash flows, capital expenditures, tax rates, operating costs, including energy costs, timing of major maintenance and repairs, liquidity, benefit plan funding and interest expenses. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2013 Form 10-K, as well as the following:

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
Recent Developments
Facility Closures
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of September 30, 2014, we have incurred $15.0 million of costs associated with the closure, of which $4.7 million was incurred during the quarter ended September 30, 2014. We expect costs associated with this closure to be between $17 million and $18 million in 2014. The cost savings benefits resulting from the Long Island facility consolidation and optimization, which are incremental to our previously announced cost savings programs, are expected to be approximately $6 million in operating costs savings in 2014 and approximately $12 million on an annual basis thereafter.
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston ceasing at the end of 2013. We have incurred $7.1 million of costs associated with this closure, of which less than $0.1 million was incurred during the quarter ended September 30, 2014. The cost savings benefits resulting from the equipment relocation and converting facility optimization, which are part of our previously announced cost savings programs, are expected to be fully realized beginning in the fourth quarter of 2014.
Capital Allocation
On July 29, 2014, we issued $300 million of aggregate principal amount senior notes, which we refer to as the 2014 Notes. The 2014 Notes mature on February 1, 2025, have an interest rate of 5.375% and were issued at their face value. All of the net proceeds from the issuance, as well as company funds and short-term borrowings from our senior secured revolving credit facility, were used to redeem all of our $375 million aggregate principal amount of 7.125% senior notes due 2018, which we refer to as the 2010 Notes.
On February 5, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorized purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We completed this program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share, of which 382,488 shares were repurchased during the third quarter of 2014 at an average price of $67.13 per share.

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

Operating costs
	Three Months Ended September 30,
(Dollars in thousands)	2014		2013
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$73,902	17.0%	$77,952	17.7%
Chemicals	54,014	12.4	47,900	10.9
Transportation[1]	50,266	11.6	46,049	10.4
Chips, sawdust and logs	40,441	9.3	32,614	7.4
Energy	33,819	7.8	31,431	7.1
Packaging supplies	26,449	6.1	26,885	6.1
Maintenance and repairs[2]	18,633	4.3	33,840	7.7
Depreciation	19,724	4.5	19,915	4.5
	$317,248	73.0%	$316,586	71.8%

	Nine Months Ended September 30,
(Dollars in thousands)	2014		2013
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$223,112	17.2%	$222,636	17.5%
Chemicals	153,453	11.9	143,991	11.3
Transportation[1]	142,702	11.0	137,308	10.8
Chips, sawdust and logs	111,294	8.6	105,368	8.3
Energy	104,953	8.1	94,737	7.5
Packaging supplies	76,424	5.9	77,360	6.1
Maintenance and repairs[2]	59,759	4.6	77,575	6.1
Depreciation	59,107	4.6	60,457	4.8
	$930,804	71.9%	$919,432	72.4%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three months ended September 30, 2014, total purchased pulp costs decreased by $4.1 million compared to the same quarter in 2013 due to greater utilization of increased internal production and favorable pricing for externally purchased pulp, partially offset by purchased pulp needed for increased production.
Chemicals. We consume a substantial amount of chemicals in the production of pulp and paperboard, as well as in the production of TAD tissue. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and paper processing chemicals. A large portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum based and are impacted by petroleum prices.
Our chemical costs increased $6.1 million and $9.5 million, respectively, for the the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase in chemical costs is due primarily to increased production and higher pricing for polyethylene, as well as other tissue and paperboard processing chemicals. In addition, costs for the nine months ended September 30, 2014, increased due to second quarter operational issues at our Arkansas facility involving both the pulp mill and paper machine that caused elevated levels of chemical consumption. The paper machine issues were resolved and did not impact the third quarter of 2014. The pulp mill issues continue to negatively affect cost of production at that facility. The Arkansas facility operational issues are discussed further under "Discussion of Business Segments."

Transportation. Fuel prices largely impact transportation costs for delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for the third quarter of 2014 were higher when compared to the third quarter of 2013 due to increased paperboard, retail tissue and converted products shipments, as well as higher carrier costs due to limited carrier availability. Transportation costs for the nine months ended September 30, 2014 increased compared to the same period in 2013 due primarily to higher overall costs associated with increased paperboard and non-retail tissue shipments, as well as higher carrier costs attributable to limited shipping availability as a result of extreme weather conditions in the Midwest and Northeast during the first quarter of 2014. These higher costs were partially offset by the absence of regional internal inventory distribution costs that occurred during the first quarter of 2013 as a result of reduced inventory levels during our TAD transition.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs increased by $7.8 million and $5.9 million for chips, sawdust and logs for the three and nine months ended September 30, 2014, respectively, when compared to the same 2013 periods. The increases were primarily due to higher overall paperboard production associated with increased paperboard shipment volumes, as well as higher chip pricing at our Arkansas pulp and paperboard facility due to supply constraints resulting from wet weather conditions. Costs for the nine months ended September 30, 2014 were also impacted by operational issues at our Arkansas facility involving both the pulp mill and paper machine. These overall costs were partially offset by decreased pricing at our Idaho facility during the first three quarters of 2014.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices have fluctuated widely over the past decade. We have taken steps, and intend to continue to take steps, to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our East Hartford, Connecticut and Lewiston, Idaho manufacturing sites help to lower our energy costs. TAD tissue production involves increased natural gas usage compared to conventional tissue manufacturing and, as a result, our natural gas requirements have increased with the ramp up of our North Carolina TAD paper machine. Energy costs for the three and nine months ended September 30, 2014, were $2.4 million and $10.2 million higher, respectively, than the same periods in 2013 due to higher natural gas consumption and pricing. Energy costs for the nine months ended September 30, 2014 were also negatively impacted by higher electricity costs during 2014 as a result of increased production at certain of our facilities, as well as the extremely cold weather conditions in the Midwest and Northeast during the first quarter of 2014. In addition, costs for the nine months ended were also impacted by a second quarter operational issue at our Arkansas facility involving both the pulp mill and paper machine.
To help mitigate our exposure to changes in natural gas prices, from time to time we have used firm-price contracts to supply a portion of our natural gas requirements. As of September 30, 2014, these contracts covered approximately 69% of our expected average monthly natural gas requirements for the remainder of 2014, plus approximately 50% of our expected average monthly natural gas requirements for 2015. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to consumers. For the three and nine months ended September 30, 2014, packaging costs decreased $0.4 million and $0.9 million, respectively, when compared to the prior year periods due primarily to lower overall packaging costs as a result of our recently closed Long Island and Thomaston facilities. These favorable impacts were partially offset by increased pricing for poly wrapping and corrugated cardboard.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 months to 24 months, which increases costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. Our next planned major maintenance outage is scheduled for the spring of 2015. We did not have any major maintenance outages during the first three quarters of 2014, compared to the first three quarters of 2013 during which we incurred four days of machine downtime in the first quarter of 2013 at a cost of $5.0 million, excluding labor, at our Arkansas facility, and eleven days of machine downtime in the third quarter of 2013 at a cost of $17.5 million for planned major maintenance at our Idaho facility.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. We spent $26.2 million and $57.9 million, respectively, on capital expenditures during the three and nine months ended September 30, 2014, compared to $24.0 million and $54.3 million, respectively, of capital expenditures during the same periods ended 2013.

Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and nine months ended September 30, 2014 was slightly down when compared with the prior year primarily as a result of the facility closures.
Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced lower benefit expenses in the first three quarters of 2014, compared to the same period in 2013, primarily as a result of lower pension and medical related costs and the facility closures.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the three months ended September 30, 2014 and 2013, were $31.8 million and $27.8 million, respectively. The higher expense for the third quarter of 2014 was primarily a result of higher information technology systems and incentive-based compensation expenses, as well as $1.1 million of costs associated with the optimization of the Consumer Products segment's specialty paper group. The specialty paper group focuses on sales and manufacturing of parent rolls, machine-glazed tissue and other specialty papers.
Interest expense
Interest expense for the nine months ended September 30, 2014 includes interest on our $275 million aggregate principal amount of 4.5% senior notes due 2023 issued in January 2013, which we refer to as the 2013 Notes, interest on our former 2010 Notes through a portion of the third quarter, interest on our 2014 Notes for a portion of the third quarter, and interest on short-term borrowings from our revolving credit facility. Interest expense also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. As a result of the issuance of the 2014 Notes at an interest rate lower than that of our 2010 Notes, which were redeemed in the third quarter of 2014 using all of the proceeds from the 2014 Notes and short-term borrowings from our credit facility, we expect overall interest expense to decrease.
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
The rate determined under generally accepted accounting principles, or GAAP, for the nine months ended September 30, 2014 was approximately 41% compared to a benefit of approximately 115% for the same period of 2013. The net decrease to our effective tax rate in the nine months ended September 30, 2013, was primarily the result of $9.8 million in tax benefit related to our decision to reverse our 2012 conversion of certain gallons of fuel claimed as Cellulosic Biofuel Producer Credit, or CBPC, back to gallons claimed under the Alternative Fuel Mixture Tax Credit, or AFMTC.
During the nine month period ended September 30, 2014, we recorded discrete expense for a reduction in our blended state tax rate as well as adjustments to New York state specific deferred items. These changes were due to amendments we made to our New York state return filings as a result of changes in New York tax laws. In reviewing the changes in the tax laws, we identified that, in prior years, we had not applied the proper apportionment factor when certain New York state net operating loss carryforwards were generated, which resulted in a $2.9 million overstatement. We corrected this in the second quarter of 2014 by including the overstatement as a discrete item within state rate adjustments due to immateriality.
During the fourth quarter of 2012, the Internal Revenue Service, or IRS, commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. The audit was finalized during the third quarter of 2014. As a result, we recognized an additional deferred tax asset of $1.5 million for the nine months ended September 30, 2014. The impact of these de minimis federal audit changes are included in the nine months ended September 30, 2014.
During the second quarter of 2013, the IRS commenced an audit of our wholly-owned subsidiary, Cellu Tissue Holdings, Inc., or Cellu Tissue, and its subsidiaries for the year ended December 27, 2010, the period immediately before our acquisition of Cellu Tissue. During the first quarter of 2014, we successfully closed the audit of Cellu Tissue. The impact of these de minimis federal audit changes are included in the nine months ended September 30, 2014.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended September 30,
(Dollars in thousands)	2014		2013
Net sales	$511,142	100.0%	$487,845	100.0%
Costs and expenses:
Cost of sales	(434,457)	85.0	(441,237)	90.4
Selling, general and administrative expenses	(31,817)	6.2	(27,766)	5.7
Impairment of assets	(890)	0.2	—	—
Total operating costs and expenses	(467,164)	91.4	(469,003)	96.1
Income from operations	43,978	8.6	18,842	3.9
Interest expense, net	(9,570)	1.9	(10,708)	2.2
Debt retirement costs	(24,420)	4.8	—	—
Earnings before income taxes	9,988	2.0	8,134	1.7
Income tax (provision) benefit	(3,735)	0.7	5,183	1.1
Net earnings	$6,253	1.2%	$13,317	2.7%
Net sales—Third quarter 2014 net sales increased by $23.3 million, or 4.8%, compared to the third quarter of 2013, primarily due to higher overall tissue average net selling prices and volumes, driven by an increase of higher priced TAD tissue sales, and increased paperboard pricing and volumes. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 85.0% of net sales for the third quarter of 2014 and 90.4% of net sales for the same period in 2013. The decrease, both as a percentage of net sales and in overall costs, was primarily a result of increased net sales during the third quarter of 2014, including sales of higher margin products, and the absence of $17.5 million of planned major maintenance costs that were incurred at our Idaho pulp and paperboard facility during the third quarter of 2013. These benefits were partially offset by $3.9 million of facility closure costs during the third quarter of 2014, compared to $1.7 million of facility closure costs during the third quarter of 2013, as well as higher chemical, transportation and energy costs incurred during the third quarter of 2014.
Selling, general and administrative expenses—Selling, general and administrative expenses for the third quarter of 2014 increased $4.1 million compared to the same quarter in 2013 primarily as a result of higher information technology systems and incentive-based compensation expenses, as well as $1.1 million of costs associated with the optimization of the Consumer Products segment's specialty paper group.
Impairment of assets—During the first quarter of 2014, we permanently closed our Long Island converting and distribution facility. As a result of this closure, we assessed both our intangible and long-lived assets for recoverability. During the third quarter of 2014, we reassessed the remaining assets associated with the facility closure and, as a result, we recorded an additional $0.9 million non-cash impairment charge to our accompanying Consolidated Statement of Operations.
Interest expense—Interest expense for the third quarter of 2014 decreased by $1.1 million compared to the same period in 2013 due to the redemption of the 2010 Notes and issuance of the lower interest bearing 2014 Notes, partially offset by the short-term borrowings from our credit facility.
Debt retirement costs—Debt retirement costs include a one-time $24.4 million charge in connection with the redemption of the 2010 Notes on August 28, 2014. These costs were comprised of cash charges of $19.8 million, which consisted of a "make-whole" premium of $17.6 million plus unpaid interest of $2.2 million, and a non-cash charge of $4.6 million related to the write-off of deferred issuance costs.

Income tax provision—We recorded an income tax provision of $3.7 million in the three months ended September 30, 2014, compared to an income tax benefit of $5.2 million in same three month period of 2013. The rate determined under GAAP for the three months ended September 30, 2014 was approximately 37% compared to a beneficial rate of approximately 64% for the same period of 2013. The rate in the prior year was the result of the net impact of reporting discrete items, primarily due to the release of uncertain tax positions relating to certain state tax credits.
During the third quarters of 2014 and 2013, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the tax rates for the three months ended September 30, 2014, would have been approximately 36% compared to an adjusted rate of approximately 37% in the third quarter 2013. The following table details these items:

	Three Months Ended
	September 30,
(In thousands)	2014	2013
Income tax (provision) benefit	$(3,735)	$5,183
Special items, tax impact:
Debt retirement costs	(8,643)	—
Directors' equity-based compensation benefit (expense)	65	(140)
Costs associated with Thomaston facility closure	(15)	(665)
Costs associated with Long Island facility closure	(1,698)	—
Costs associated with optimization of the specialty paper group	(377)	—
Discrete tax items related to settlement of uncertain tax positions	—	(4,659)
Discrete tax items related to additional CBPC	—	(3,495)
Adjusted income tax provision	$(14,403)	$(3,776)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$306,104	$292,935
Operating income	12,535	13,445
Percent of net sales	4.1%	4.6%

Shipments (short tons)
Non-retail	59,703	61,207
Retail	75,363	72,442
Total tissue tons	135,066	133,649
Converted products cases (in thousands)	14,360	13,990

Sales price (per short ton)
Non-retail	$1,531	$1,506
Retail	2,836	2,771
Total tissue	$2,259	$2,192
Our Consumer Products segment net sales for the third quarter of 2014 increased $13.2 million compared to the third quarter of 2013. The increase in net sales was primarily due to higher converted products case shipments. Increased retail sales were driven by a greater proportion of sales of higher priced TAD tissue products. These benefits were partially offset by lower non-retail tissue shipments.
Segment operating income for the third quarter of 2014 decreased by $0.9 million, or 6.8%, compared to the same period in 2013. The decrease was due primarily to $4.8 million of costs incurred during the third quarter of 2014 related to the closure of our Thomaston and Long Island facilities, as compared to $1.7 million of costs related to the closure of the Thomaston facility incurred during the third quarter of 2013, as well as higher transportation, chemical and energy costs during the third quarter of 2014, partially offset by lower depreciation costs due to the closures of the two facilities.
Pulp and Paperboard

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$205,038	$194,910
Operating income	45,602	16,289
Percent of net sales	22.2%	8.4%

Paperboard shipments (short tons)	201,609	199,408
Paperboard sales price (per short ton)	$1,016	$973
Net sales for the Pulp and Paperboard segment increased by $10.1 million, or 5.2%, in the third quarter of 2014, compared to the third quarter of 2013. The increase was primarily due to higher pricing and shipments in the third quarter of 2014 compared to the third quarter of 2013. Paperboard average net selling prices increased 4.4% compared to the third quarter of 2013 as a result of price increases implemented during 2014 and improved sales mix.
Operating income for the segment increased $29.3 million during the third quarter of 2014, compared to the same period in 2013, primarily due to the improved pricing and volume coupled with the absence of $17.5 million of planned major maintenance costs incurred at our Idaho facility during the third quarter of 2013. These improvements were partially offset by increased chemical costs due primarily to increased production and higher pricing for polyethylene and other paperboard processing chemicals.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Nine Months Ended September 30,
(Dollars in thousands)	2014		2013
Net sales	$1,494,821	100.0%	$1,419,671	100.0%
Costs and expenses:
Cost of sales	(1,295,197)	86.6	(1,269,967)	89.5
Selling, general and administrative expenses	(96,896)	6.5	(88,665)	6.2
Impairment of assets	(5,149)	0.3	—	—
Total operating costs and expenses	(1,397,242)	93.5	(1,358,632)	95.7
Income from operations	97,579	6.5	61,039	4.3
Interest expense, net	(30,992)	2.1	(32,784)	2.3
Debt retirement costs	(24,420)	1.6	(17,058)	1.2
Earnings before income taxes	42,167	2.8	11,197	0.8
Income tax (provision) benefit	(17,235)	1.2	12,896	0.9
Net earnings	$24,932	1.7	$24,093	1.7
Net sales—Net sales for the nine months ended September 30, 2014 increased $75.2 million, or 5.3%, compared to the nine months ended September 30, 2013. The increase in net sales was primarily due to higher average net selling prices and shipments for paperboard and increased sales of higher priced TAD tissue products, as well as increased average net selling prices and shipments for non-retail tissue. These items are discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 86.6% of net sales for the nine months ended September 30, 2014 and 89.5% of net sales for the same period in 2013. The decrease as a percentage of net sales was primarily a result of higher net sales, including sales of higher margin products, during the nine months ended September 30, 2014. Our overall cost of sales during the nine months ended September 30, 2014 increased $25.2 million, or 2.0%, when compared to the nine months ended September 30, 2013, due primarily to $10.8 million of costs recorded in the 2014 period related to the closure of the Thomaston and Long Island facilities, compared to $2.9 million of costs related to the closure of our Thomaston facility in the nine months ended September 30, 2013, higher incremental costs in the nine months ended September 30, 2014 associated with the extreme cold weather conditions in the Midwest and Northeast during the first quarter, and higher costs related to operational issues during the second quarter of 2014 at our Arkansas pulp and paperboard facility. These unfavorable comparisons were partially offset by the absence of $22.5 million of total major maintenance costs that were incurred at our pulp and paperboard facilities in the nine months ended September 30, 2013.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $8.2 million primarily due to higher incentive-based compensation expense and higher information technology systems related expenses, as well as $1.1 million of costs associated with the optimization of the Consumer Products segment's specialty paper group.
Impairment of assets—During the nine months ended September 30, 2014, as a result of the permanent closure of our Long Island facility, we assessed both our intangible and long-lived assets for recoverability. As a result of this assessment, we recorded non-cash impairment losses during 2014 for intangible and long-lived assets in the amounts of $1.3 million and $3.8 million, respectively.
Interest expense—Interest expense decreased $1.8 million during the nine months ended September 30, 2014, compared to the same period of 2013. The decrease was primarily attributable to reduced interest rates on our debt as a result of the refinancing during the third quarter of 2014 of the 2010 Notes and the issuance of the lower interest bearing 2014 Notes, partially offset by the short-term borrowings from our credit facility.
Debt retirement costs—Debt retirement costs for the nine months ended September 30, 2014 include a one-time $24.4 million charge in connection with the redemption of the 2010 Notes on August 28, 2014. These costs were comprised of cash charges of $19.8 million, which consisted of a "make-whole" premium of $17.6 million plus unpaid interest of $2.2 million, and a non-cash charge of $4.6 million related to the write-off of deferred issuance costs. Debt retirement costs for the same period ended 2013 include a one-time charge in connection with the redemption of the 2009 Notes on February 22, 2013. Total costs of $17.1 million include cash charges of approximately $14 million related to a “make whole” premium plus accrued and unpaid interest and a non-cash charge of approximately $3 million related to the write off of deferred issuance costs and unamortized discounts.

Income tax provision—We recorded an income tax provision of $17.2 million in the nine months ended September 30, 2014, compared to a benefit of $12.9 million in the same period of 2013. The rate determined under GAAP for the nine months ended September 30, 2014 was approximately 41% compared to a benefit of approximately 115% for the same period of 2013. The net decrease to our effective tax rate in the nine months ended September 30, 2013, was primarily the result of $9.8 million in tax benefit related to our decision to reverse our 2012 conversion of certain gallons of fuel claimed as CBPC back to gallons claimed under the AFMTC.

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Income tax (provision) benefit	$(17,235)	$12,896
Special items, tax impact:
Debt retirement costs	(8,643)	(6,277)
Directors' equity-based compensation expense	(937)	(983)
Costs associated with Thomaston facility closure	(417)	(1,118)
Costs associated with Long Island facility closure	(5,386)	—
Costs associated with optimization of the specialty paper group	(377)	—
Discrete tax items related to state tax rate change	1,388	—
Discrete tax items related to settlement of uncertain tax positions	—	(4,659)
Discrete tax items related to tax credit conversions	—	(9,766)
Discrete tax items related to additional CBPC	—	(3,495)
Adjusted income tax provision	$(31,607)	$(13,402)

Discussion of Business Segments
Consumer Products

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$891,742	$867,545
Operating income	24,717	38,384
Percent of net sales	2.8%	4.4%

Shipments (short tons)
Non-retail	176,178	173,540
Retail	221,487	224,762
Total tissue tons	397,665	398,302
Converted products cases (in thousands)	41,898	41,792

Sales price (per short ton)
Non-retail	$1,503	$1,474
Retail	2,823	2,721
Total tissue	$2,238	$2,178
Our Consumer Products segment reported an increase in net sales of $24.2 million, or 2.8%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The higher net sales were due to increases of 3.7% and 2.0%, respectively, in retail and non-retail average net selling prices, as well as an increase in non-retail tissue shipments. The higher average net selling prices for retail tissue were driven primarily by increased sales of higher-priced TAD tissue products. These increases were partially offset by a decrease in conventional tissue shipments and lower pricing for conventional retail tissue.
Segment operating income for the nine months ended September 30, 2014, decreased by $13.7 million compared to the same period in 2013, primarily driven by $16.2 million of costs in the first nine months of 2014 related to the closure of our Thomaston and Long Island facilities, compared to $2.9 million of costs related to the closure of our Thomaston facility in the first nine months of 2013, as well as other incremental costs associated with the extreme cold weather conditions in the Midwest and Northeast during the first quarter of 2014, which negatively impacted our energy and transportation costs. This was partially offset by decreased fiber costs and lower depreciation and wage and benefit expenses due to the facility closures.
Pulp and Paperboard

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$603,079	$552,126
Operating income	116,013	58,614
Percent of net sales	19.2%	10.6%

Paperboard shipments (short tons)	598,198	576,276
Paperboard sales price (per short ton)	$1,007	$952
Net sales for our Pulp and Paperboard segment increased by $51.0 million, or 9.2%, for the nine months ended September 30, 2014, compared to the same period in 2013. This increase was primarily due to a 5.8% increase in average net selling prices for paperboard as a result of increased demand resulting from positive market conditions and an improved sales mix. In addition, paperboard shipments increased 3.8%, which was a result of significantly higher market demand and backlogs during the first nine months of 2014.
Operating income for the segment increased $57.4 million, or 97.9%, during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to improved paperboard volume and pricing, the absence of $22.5 million of major maintenance costs incurred in the 2013 period and lower overall benefit expenses. These improvements were partially offset by increased energy and transportation costs associated with extreme cold weather conditions in the Midwest and Northeast during the first quarter of 2014, as well as operational issues at our Arkansas facility that caused elevated levels of energy and chemicals and lower throughputs.

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
We present EBITDA, Adjusted EBITDA and Adjusted income tax provision because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA and Adjusted EBITDA: (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because our credit agreement and the indentures governing the 2013 Notes and 2014 Notes use measures similar to EBITDA to measure our compliance with certain covenants.
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Net earnings	$6,253	$13,317	$24,932	$24,093
Interest expense, net[1]	33,990	10,708	55,412	49,842
Income tax provision (benefit)	3,735	(5,183)	17,235	(12,896)
Depreciation and amortization expense	22,293	22,180	66,539	67,584
EBITDA	$66,271	$41,022	$164,118	$128,623
Directors' equity-based compensation (benefit) expense	(185)	361	2,596	2,692
Costs associated with Thomaston facility closure	42	1,717	1,166	2,913
Costs associated with Long Island facility closure	4,767	—	15,042	—
Costs associated with optimization of the specialty paper group	1,066	—	1,066	—
Adjusted EBITDA	$71,961	$43,100	$183,988	$134,228

[1]
Interest expense, net for the three and nine months ended September 30, 2014 includes debt retirement costs of $24.4 million. Interest expense, net for the nine months ended September 30, 2013 includes debt retirement costs of $17.1 million.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the nine months ended September 30, 2014 and 2013:

(In thousands)	2014	2013
Net cash flows from operating activities	$101,931	$91,540
Net cash flows from investing activities	16,704	(123,400)
Net cash flows from financing activities	(128,732)	40,210
Cash Flows Summary
Net cash flows from operating activities for the nine months ended September 30, 2014 increased by $10.4 million compared to the same period in 2013. The improvement was largely due to higher earnings, after adjusting for noncash related items, which increased $24.8 million compared to the nine months ended September 30, 2013, partially offset by $13.2 million of cash flows used for working capital, compared to less than $0.1 million of cash flows generated from working capital in the same period of 2013. The cash flows used for working capital were driven primarily by a seasonal increase in inventories, as well as an increase in accounts receivable due to the timing of sales, partially offset by process improvements to our capital management that resulted in higher accounts payable and accrued liabilities.

Net cash flows from investing activities increased by $140.1 million, largely as a result of the conversion of $70.0 million of short-term investments into cash during the nine months ended September 30, 2014, compared to the conversion of $69.0 million of excess cash proceeds from the issuance of our 2013 Notes into short-term investments during the nine months ended September 30, 2013. Capital spending for plant and equipment decreased by $0.4 million when compared to the prior year comparable period.
Net cash flows used for financing activities were $128.7 million for the nine months ended September 30, 2014, and were largely driven by the completion of our most recent $100.0 million stock repurchase program, as well as a $28.0 million net decrease in long-term debt and short-term borrowings associated largely with the issuance of the 2014 Notes and retirement of the 2010 Notes. Net cash flows from financing activities for the nine months ended September 30, 2013 of $40.2 million primarily consisted of proceeds from the issuance of the 2013 Notes, partially offset by the retirement of the 2009 Notes and $75.8 million in repurchases of our outstanding common stock pursuant to a previous stock repurchase program.
Capital Resources
Due to the competitive and cyclical nature of the markets in which we operate, as well as an uncertain economic environment, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, our cash on hand and available borrowing capacity under our senior secured revolving credit facility will be adequate to fund our debt service requirements and provide cash required to support our ongoing operations, capital expenditures and working capital needs for the next twelve months.
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Debt Arrangements
On July 29, 2014, we issued the 2014 Notes, receiving net proceeds of approximately $298 million after deducting offering expenses. We used the net proceeds from the 2014 Notes along with company funds and $37 million from our senior secured revolving credit facility to redeem the 2010 Notes during the third quarter of 2014.
Semi-annual interest payments of $8.1 million under the 2014 Notes are payable on February 1 and August 1 each year, with the initial interest payment due February 1, 2015. Our debt service obligation for 2014, consisting of cash payments for interest on the 2010, 2013 and 2014 Notes, is estimated to be $34.4 million. Our debt service obligation for 2015, consisting of cash payments for interest on the 2013 and 2014 Notes, is estimated to be $28.6 million.
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
Credit Arrangements
As of September 30, 2014, we had $47.0 million of outstanding borrowings under the credit facility, and $7.9 million of the credit facility was also being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of September 30, 2014, we would have been permitted to draw an additional $70.1 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.

CONTRACTUAL OBLIGATIONS
Due to the issuance of the 2014 Notes and the redemption of the 2010 Notes during the third quarter of 2014, the following table reflects our revised contractual obligations associated with our debt arrangements as of September 30, 2014:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$575,000	$—	$—	$—	$575,000
Interest on long-term debt	274,635	28,634	57,000	57,000	132,001
Borrowings under revolving credit facility	47,047	47,047	—	—	—
Total	$896,682	$75,681	$57,000	$57,000	$707,001
As of September 30, 2014, there have been no other significant changes to our contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
As of September 30, 2014, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of September 30, 2014, we had $47.0 million of borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on our current outstanding credit facility borrowings of $47.0 million, would have an approximate $0.5 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we have from time-to-time partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of September 30, 2014, these contracts covered approximately 69% of our expected average monthly natural gas requirements for the remainder of 2014, plus approximately 50% of our expected average monthly natural gas requirements for 2015.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks
Due to the issuance of the 2014 Notes and the redemption of the 2010 Notes in the third quarter of 2014, the following table reflects our revised quantitative information about market risks as of September 30, 2014:

	Expected Maturity Date
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$575,000	$575,000
Average interest rate	—%	—%	—%	—%	—%	4.957%	4.957%
Fair value at September 30, 2014							$555,125
As of September 30, 2014, there have been no other significant changes to our quantitative information about market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2014. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
Changes in Internal Controls
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.
Legal Proceedings
On August 13, 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. On July 19, 2013, the EPA issued to us an additional information request. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations. On October 21, 2013, the parties entered into a new agreement to toll the statute of limitations. The tolling period commenced as of September 14, 2012 and expires on February 26, 2015, unless further extended by the parties. Discussions with the DOJ and EPA are ongoing.
On October 13, 2014, we were sent a pre-enforcement notice from the Arkansas Department of Environmental Quality in connection with an inspection of our Cypress Bend, Arkansas facility. The notice seeks additional information in regards to certain air emission matters. At this time, no corrective actions or monetary penalties are being sought. We are currently performing our own investigation and analysis of the matters.
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
On February 5, 2014, we announced that our Board of Directors had approved our most recent stock repurchase program authorizing the repurchase of up to $100.0 million of our common stock. The repurchase program authorized purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We completed this program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share, of which 382,488 shares were repurchased during the third quarter of 2014 at an average price of $67.13 per share.
The following table provides information about share repurchases that we made during the three months ended September 30, 2014 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2014 to July 31, 2014	109,911	$60.87	109,911	$18,987
August 1, 2014 to August 31, 2014	161,197	$68.95	161,197	$7,873
September 1, 2014 to September 30, 2014	111,380	$70.69	111,380	$—
Total	382,488	$67.13	382,488

ITEM 6.
Exhibits
The exhibit index is located on page 40 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: October 29, 2014	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: October 29, 2014	By	/s/ JOHNATHAN D. HUNTER
Johnathan D. Hunter
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)

CLEARWATER PAPER CORPORATION
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
4.1*
Indenture, dated as of July 29, 2014, by and among Clearwater Paper Corporation (the “Registrant”), the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2014 with the Securities and Exchange Commission (the “SEC”).

4.2*	Form of 5.375% Senior Notes due 2025, included as Exhibit A to the Indenture filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2014 with the SEC.

10.1*
Ninth Amendment to Loan and Security Agreement, dated as of July 24, 2014, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2014 with the SEC.

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