Form 10-K
period 2014-12-31
Clearwater Paper Corp
filed 2015-02-26
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 30, 2014 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $1.21 billion. Shares of common stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2015, 19,119,472 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed on or about March 24, 2015, with the Securities and Exchange Commission in connection with the registrant’s 2015 annual meeting of stockholders are incorporated by reference in Part III hereof.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the cost savings associated with the closure of our Thomaston, Georgia and our Long Island, New York facilities, as well as our specialty business and mills, sourcing of our pulp supply following the sale of our specialty business and mills, energy conservation, cash flows, capital expenditures, return on investment from capital projects, tax rates, operating costs, including energy costs, selling, general and administrative expenses, timing of major maintenance and repairs, liquidity, benefit plan funding levels, capitalized interest, interest expenses, and the tax treatment of the alternative fuels and cellulosic biofuels tax credits. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:

▪	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

▪	the loss of or changes in prices in regards to a significant customer;

▪	changes in transportation costs and disruptions in transportation services;

▪	manufacturing or operating disruptions, including equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events and IT system failures;

▪	changes in the cost and availability of wood fiber and wood pulp;

▪	labor disruptions;

▪	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

▪	environmental liabilities or expenditures;

▪	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

▪	changes in customer product preferences and competitors' product offerings;

▪	changes in expenses and required contributions associated with our pension plans;

▪	reliance on a limited number of third-party suppliers for raw materials;

▪	cyclical industry conditions;

▪	inability to successfully implement our operational efficiencies and expansion strategies;

▪	inability to fund our debt obligations;

▪	restrictions on our business from debt covenants and terms; and

▪	changes in laws, regulations or industry standards affecting our business.
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

ITEM 1.
Business
GENERAL
Clearwater Paper manufactures quality consumer tissue, away-from-home, or AFH, tissue, parent roll tissue, bleached paperboard and pulp at manufacturing facilities across the nation.  The company is a premier supplier of private label tissue to major retailers and wholesale distributors, including grocery, drug, mass merchants and discount stores. In addition, the company produces bleached paperboard used by quality-conscious printers and packaging converters. Clearwater Paper's employees build shareholder value by developing strong customer partnerships through quality and service.
On December 27, 2010, we acquired Cellu Tissue Holdings, Inc., or Cellu Tissue, a tissue manufacturing and converting company whose customers included consumer retailers and AFH distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed tissue sectors. Cellu Tissue sold product as finished cases and parent rolls.
On December 30, 2014, we sold our specialty business and mills to a private buyer. The specialty mill’s production consisted predominantly of machine-glazed tissue and also included parent rolls and other specialty tissue products such as absorbent materials and dark-hued napkins. The sale included five Clearwater Paper subsidiaries with facilities located at East Hartford, Connecticut; Menominee, Michigan; Gouverneur, New York; St. Catharines, Ontario; and Wiggins, Mississippi.
Company Strengths
Leading private label tissue manufacturer with a broad footprint in North America. Our consumer products business is a premier private label tissue manufacturer. We have production facilities strategically located throughout North America, including through-air-dried, or TAD, tissue manufacturing facilities in Shelby, North Carolina and Las Vegas, Nevada and converting operations across the United States. We believe we were the sixth largest manufacturer in the North American tissue market as of December 31, 2014, based on tissue parent roll capacity. Our broad manufacturing footprint allows us to better and more cost effectively service a diverse customer base, including major grocery store chains and retailers across the entire U.S.
High quality brand-equivalent tissue and other products to meet retailers' private label strategies.    Our consumer products business produces high-quality products that match the quality of the leading national brands. We focus on high value tissue products across a wide variety of categories and retail channels. We also manufacture a broad range of cost-competitive consumer products, as well as recycled tissue and tissue parent rolls.
High quality premium bleached paperboard products. Our pulp and paperboard business produces premium paperboard products with ultra-smooth print surfaces, superior cleanliness, and excellent forming and sealing ability. Products are available in several thicknesses to provide the rigidity and strength needed for a wide range of applications. The high quality of our paperboard allows buyers to use our products for packaging where branding and quality are critical, such as ice cream containers, health and beauty packaging, pharmaceutical packaging, and point of purchase displays.
Complementary, long-standing customer relationships. Our consumer products business supplies private label tissue products to several of the largest national retail chains. Our top 10 consumer products customers in 2014 accounted for approximately 54% of our total consumer products net sales. We did not have any single customer that accounted for 10% or more of our total net sales in either 2014 or 2012. However, our largest customer in 2013 was the Kroger Company, which accounted for 10.8% of our total company net sales. The average tenure of these customers was approximately 13 years. In addition to these long-standing customer relationships, throughout the year we maintained a diverse base of 116 customers across a broad geographic area, excluding customers associated solely with our specialty business and mills. We also have long-standing customer relationships with our paperboard customers. Our top 10 paperboard customers in 2014 accounted for approximately 45% of our total paperboard net sales. The average tenure of these customers was approximately 31 years.
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

Largely integrated pulp and tissue operations. Our consumer products business sources a significant portion of its pulp supply internally from our pulp and paperboard operations in Idaho. This relationship provides our consumer products business with a secure pulp supply as well as significant transportation and drying cost savings, and provides our pulp and paperboard business with a steady demand source.
Strategy
Our long-term strategy is to grow the size and scope of our business and optimize the profitability of both our consumer products business and our paperboard business. In the near-term, our focus is on optimizing the operating efficiencies and cost effectiveness of both segments of our company.

ORGANIZATION
Our businesses are organized into two operating segments: Consumer Products and Pulp and Paperboard. Additional information relating to the amounts of net sales, operating income, depreciation and amortization, identifiable assets and capital expenditures attributable to each of our operating segments for 2012-2014, as well as geographic information regarding our net sales, is set forth in Note 18 to our consolidated financial statements included under Part II, Item 8 of this report.
Consumer Products Segment
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products as well as AFH products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers. In 2014, our Consumer Products segment had net sales of $1.2 billion. A listing of our Consumer Products segment facilities is included under Part I, Item 2 of this report.
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
In the U.S., at-home tissue is primarily sold through grocery stores, mass merchants, warehouse clubs, drug stores and discount dollar stores. Tissue has historically been one of the strongest segments of the paper industry due to its steady demand growth and the relative absence of severe supply imbalances that occur in a number of other paper industry segments. In addition to economic and demographic drivers, tissue demand is affected by product innovations and shifts in distribution channels.
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

In bathroom tissue, the majority of our sales are high quality two-ply ultra and premium products, including TAD tissue products. In paper towels, we produce and sell ultra quality TAD towels as well as premium and value towels. In the facial category, we sell ultra-lotion three-ply and a complete line of two-ply premium products as well as value facial tissue. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. Recycled fiber value grade products are also available to customers who wish to further diversify their product portfolio. We compete primarily in the at-home portion of the U.S. tissue market, which made up approximately 89% of our Consumer Products segment sales in 2014.
We manufacture and sell a line of AFH products to customers with commercial and industrial tissue needs. Products include conventional one- and two-ply bath tissue, two-ply paper towels, hard wound towels and dispenser napkins.
During 2014, our consumer products were manufactured on 21 paper machines in facilities located throughout the U.S. and in Ontario, Canada. However, 9 of these paper machines were included in the sale of our specialty business and mills on December 30, 2014. Parent rolls from our paper machines are then converted and packaged at our converting facilities located across the U.S. Two of our paper machines, located in Nevada and North Carolina, produce TAD tissue that we convert into national brand comparable, ultra quality towels and bath tissue.
In 2014 and 2013, through multi-outlet channels, which include grocery, drug, dollar, super and club stores, as well as military purchasing, we sold approximately 30% and 34%, respectively, of the total private label tissue products in the U.S.
We sell private label tissue products through our own sales force, and we compete, based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.
Pulp and Paperboard Segment
Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of SBS paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products, and slush pulp, which it supplies to our Consumer Products segment. In 2014, our Pulp and Paperboard segment had net sales of $783.8 million. A listing of our pulp and paperboard facilities is included under Part I, Item 2 of this report.
Pulp and Paperboard Industry Overview
SBS paperboard is a premium paperboard grade that is most frequently used to produce folding cartons, liquid packaging, cups and plates as well as commercial printing items. SBS paperboard is used for such products because it is manufactured using virgin fiber combined with the kraft bleaching process, which results in superior cleanliness, brightness and consistency. SBS paperboard is often manufactured with a clay coating to provide superior surface printing qualities. SBS paperboard can also be extrusion coated with a plastic film to provide a moisture barrier for some uses.
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
Folding Carton Segment. Folding carton is the largest portion of the SBS category of the U.S. paperboard industry, comprising approximately 39% of the category in 2014. Within the folding carton segment there are varying qualities of SBS paperboard. The high end of the folding carton category in general requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. SBS paperboard is also used in the packaging of frozen foods, beverages and baked goods.
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
Market Pulp. The majority of the pulp manufactured worldwide is integrated with paper and paperboard production, usually at the same mill. In those cases where a paper mill does not produce its own pulp, it must purchase pulp on the open market. Market pulp is defined as pulp produced for sale to these customers and it excludes tonnage consumed by the producing mill or shipped to any of its affiliated mills within the same company.
Our Pulp and Paperboard Business
Our Pulp and Paperboard segment operates facilities in Idaho, which has two paperboard machines, and Arkansas, which has one paperboard machine. As of December 31, 2014, we were one of the five largest producers of bleached paperboard in North America with approximately 11% of the available production capacity.
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
At our Idaho facility we produce bleached softwood pulp primarily for internal use, including in our Consumer Products segment.
Our pulp mills are currently capable of producing approximately 856,000 tons of pulp on an annual basis. In 2014, we utilized approximately 81% of our pulp production, or approximately 678,000 tons, to produce approximately 791,000 tons of paperboard. The increase in tonnage from pulp to paperboard production is due to the addition of coatings and other manufacturing processes. We also used approximately 18% of our pulp production, or approximately 153,000 tons, in our Consumer Products segment to produce tissue products. The remaining pulp production of less than 1%, or approximately 4,000 tons, was sold externally by our Consumer Products segment.
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
RAW MATERIALS AND INPUT COSTS
For our manufacturing operations, the principal raw material used is wood fiber, which consists of purchased pulp and chips, sawdust and logs. During 2014, our purchased pulp costs were 17.3% of our cost of sales, while chips, sawdust and logs accounted for 8.9%. In 2014, our Consumer Products segment sourced approximately 26% of its total pulp supply from our Pulp and Paperboard segment, with the remainder purchased from external suppliers. With the sale of our specialty business and mills at the end of 2014, in 2015 we expect that our Consumer Products segment will source approximately 30% of its total pulp supply from our Pulp and Paperboard segment. We own and operate a wood chipping facility located in Clarkston, Washington, near our Lewiston, Idaho, facility, in an effort to bolster our wood fiber position and obtain short-term and long-term cost savings.

We utilize a significant amount of chemicals in the production of pulp and paper, including caustic, polyethylene, starch, sodium chlorate, latex and specialty process paper chemicals. A portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are impacted by petroleum prices. During 2014, chemical costs accounted for 12.1% of our cost of sales.
Transportation is a significant cost input for our business. Fuel prices impact our transportation costs for delivery of raw materials to our manufacturing facilities and delivery of our finished products to customers. Our total transportation costs were 11.2% of our cost of sales in 2014.
We consume substantial amounts of energy, such as electricity, hog fuel, steam and natural gas. During 2014, energy costs accounted for 8.2% of our cost of sales. We purchase a significant portion of our natural gas and electricity under supply contracts, most of which are between a specific facility and a specific local provider. Under most of these contracts, the providers have agreed to provide us with our requirements for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we use firm-price contracts to mitigate price risk for certain of our energy requirements.
As a significant producer of private label consumer tissue products, we also incur expenses related to packaging supplies used for retail chains, wholesalers and cooperative buying organizations. Our total packaging costs for 2014 were 6.1% of our cost of sales.
Our maintenance and repairs represented 4.9% of our cost of sales for 2014 and are expensed as incurred. We perform routine maintenance on our machines and equipment and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
We also record depreciation expense associated with our plant and equipment. Depreciation expense was 4.6% of our cost of sales for 2014.
SEASONALITY
Our Consumer Products segment experiences a decrease in shipments during the fourth quarter generally as a result of decreased consumer demand, retail brand holiday promotions, and end of year inventory management by non-retail customers.  In addition, customer buying patterns for our paperboard generally result in lower sales for our Pulp and Paperboard segment during the first and fourth quarters, when compared to the second and third quarters of a given year.
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
EMPLOYEES
As of December 31, 2014, we had approximately 3,290 employees, of which approximately 2,030 were employed by our Consumer Products segment, approximately 1,110 were employed by our Pulp and Paperboard segment and approximately 150 were corporate administration employees. This workforce consisted of approximately 690 salaried employees and approximately 2,600 hourly and fixed rate employees. As of December 31, 2014, approximately 52% of our workforce was covered under collective bargaining agreements.
Unions represent hourly employees at six of our manufacturing sites. There were two hourly union labor contracts that expired in 2014 at facilities we owned as of December 31, 2014, which are currently being negotiated:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
August 31, 2014	Consumer Products Division and Pulp & Paperboard Division-Lewiston, Idaho	United Steel Workers (USW)	1,000
August 31, 2014	Consumer Products Division and Pulp & Paperboard Division-Lewiston, Idaho	International Brotherhood of Electrical Workers (IBEW)	55
There are no collective bargaining agreements due to expire in 2015.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following individuals are deemed our “executive officers” under the Securities Exchange Act of 1934 as of December 31, 2014. Executive officers of the company are generally appointed as such at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which they were selected as officers. No family relationships exist among any of our executive officers.
Linda K. Massman (age 48), has served as President and Chief Executive Officer, as well as a director, since January 2013. Ms. Massman served as President and COO from November 2011 to December 2012. Ms. Massman served as CFO and Senior Vice President, Finance from May 2011 to November 2011, and as CFO and Vice President, Finance from December 2008 to May 2011. From September 2008 to December 2008, Ms. Massman served as Vice President of Potlatch Corporation pending completion of the spin-off of Clearwater Paper Corporation. From May 2002 to August 2008, Ms. Massman was Group Vice President, Finance and Corporate Planning, for SUPERVALU Inc., a grocery retail company. Ms. Massman also serves as a director of Black Hills Corporation, an energy company, and as a member of Black Hills Corporation's Compensation Committee.
John D. Hertz (age 48) joined the company in June 2012 as Senior Vice President, and has served as Senior Vice President, Finance and Chief Financial Officer since August 2012. Before joining our company, Mr. Hertz was the Vice President and Chief Financial Officer of Novellus Systems, Inc., a position he held from June 2010 to June 2012. From October 2007 to June 2010, he served as Novellus' Vice President of Corporate Finance and Principal Accounting Officer and as Vice President and Corporate Controller from June 2007 to October 2007. From 2000 to 2007, Mr. Hertz worked for Intel Corporation where he held a number of positions, including Central Finance Controller of the Digital Enterprise Group, Finance Controller of the Enterprise Platform Services Division and Accounting Policy Controller. Prior to that, Mr. Hertz was a Senior Manager with KPMG.
Michael S. Gadd (age 50) has served as Senior Vice President since May 2011 and General Counsel and Corporate Secretary since December 2008. In addition, he served as Vice President from December 2008 to May 2011. From March 2006 to December 2008, Mr. Gadd served as Associate General Counsel of Potlatch Corporation, and served as Corporate Secretary of Potlatch from July 2007 to December 2008. From January 2001 to January 2006, Mr. Gadd was an attorney with Perkins Coie, LLP in Portland, Oregon.
Thomas A. Colgrove (age 63), has served as Senior Vice President and President of Consumer Products since January 2013, and served as Senior Vice President and President of Pulp and Paperboard from May 2011 to December 2012. Mr. Colgrove served as Vice President of Pulp and Paperboard from May 2009 to May 2011. He was employed by Kimberly-Clark Corporation from 1984 to 2009, in various manufacturing management positions, including as Senior Director-North America Product Supply with responsibility for seven North American tissue facilities from September 2006 to April 2009.
Danny G. Johansen (age 64) has served as Senior Vice President and President of Pulp and Paperboard since January 2013. From December 2008 through December 2012, he served as Vice President, Sales and Marketing, for Pulp and Paperboard. Prior to December 2008, Mr. Johansen was employed by Potlatch Corporation for nearly 36 years. From 2002 to December 2008, he served as the Director of Sales, Idaho Pulp and Paperboard division, for Potlatch.
Jackson O. Lynch (age 46) served as Senior Vice President of Human Resources from April 2013 to December 31, 2014. Before joining our company, Mr. Lynch served as Vice President of Human Resources for Nestlé USA’s Direct Store Delivery division from March 2010 to February 2013. From June 2007 to March 2010, he served as National Director of Human Resources for Nestlé USA's Dreyer's Ice Cream division. Prior to June 2007, Mr. Lynch held various senior human resources roles with PepsiCo, Inc.

ITEM 1A.
Risk Factors
Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.
Increases in tissue supply could adversely affect our operating results and financial condition.
Over the past few years, several new or refurbished TAD paper machines have been completed or announced by our competitors, including private label competitors, that will result in a substantial increase in the supply of TAD tissue in the North American market. Additionally, several new or refurbished conventional tissue machines have been installed or announced, including as a result of foreign competitors increasing their presence and operations in North America. The increase in supply of TAD products, as well as the effects of that increased supply in displacing existing conventional tissue product sales, and the increase in conventional tissue production could each have a material adverse effect on the price of TAD tissue products and on the market demand and price for conventional tissue products, which will continue to represent a majority of our total production for the foreseeable future.
The loss of, or a significant reduction in, orders from, or changes in prices in regards to, any of our large customers could adversely affect our operating results and financial condition.
We derive a substantial amount of revenues from a concentrated group of customers. For example, in 2014 our Consumer Products segment derived approximately 33% of its net sales and we derived approximately 20% of our total net sales from three customers. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our business, results of operations and financial condition. We have experienced increased price and promotion competition for our consumer products customers, particularly in regards to TAD products, and this competition has decreased our gross margins and adversely affected our financial condition. Some of our customers have the capability to produce the parent rolls or products themselves that they purchase from us. Our Pulp and Paperboard segment sells its products to a large number of customers, although certain customers have historically purchased a significant amount of our pulp or paperboard products.
We do not have long-term contracts with many of our customers, including some of our largest customers, that ensure a continuing level of business from them. In addition, our agreements with our customers are not exclusive and generally do not contain minimum volume purchase commitments. Our relationship with our large customers will depend on our ability to continue to meet their needs for quality products and services at competitive prices. If we lose one or more of these customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed. In addition, our focus on these large accounts could affect our ability to serve our smaller accounts, particularly when product supply is tight and we are not able to fully satisfy orders for these smaller accounts.
Disruptions in our transportation services or increases in our transportation costs could have a material adverse effect on our business.
Shipments of products and raw materials may be delayed or disrupted due to weather conditions, labor shortages or strikes, regulatory actions or other events. If any transportation providers are unavailable or fail to deliver our products in a timely manner, we may incur increased costs. If any transportation providers are unavailable or fail to deliver raw materials to us in a timely manner, we may be unable to manufacture products on a timely basis. In 2014, there was a general disruption in the availability of truck and rail transportation due to a number of factors, including the escalating shortage of qualified truck drivers, severe weather in many parts of the U.S. and large scale railroad maintenance projects. In addition, our sales in the fourth quarter of 2014 were negatively impacted by labor slowdowns at West Coast shipping ports. The combination of these factors contributed to a decrease in available transportation capacity, which had a direct negative impact on our costs and ability to service customers. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business, particularly our consumer products business, is dependent on transportation services to deliver our products to our customers and to deliver raw materials to us. In 2014, our transportation costs were 11.2% of our cost of sales. The costs of these transportation services are influenced by fuel prices, which are affected by geopolitical and economic events. We have not been in the past, and may not be in the future, able to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.
We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may harm our operating performance.
We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our pulp and paperboard facilities require periodic shutdowns to perform major maintenance. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which a shutdown occurs and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during the shutdown period. We have two major maintenance shutdowns scheduled in 2015 - one during the first quarter at our Lewiston, Idaho pulp and paperboard facility and one during the second quarter at our Cypress Bend, Arkansas facility.
Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. For example, we have had ongoing operational issues with the recovery furnace at our Cypress Bend, Arkansas facility associated with a 2013 upgrade project and certain of our facilities have had to curtail operations as the result of an electrical malfunction and a fire in previous years. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism, changes in or non-compliance with environmental or safety laws and the lack of availability of services from any of our facilities' key suppliers. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
We depend on external sources of wood pulp, which subjects our business and results of operations to potentially significant fluctuations in the price of market pulp.
Our Consumer Products segment sources a significant portion of its wood pulp requirements from external suppliers. In 2014, it sourced approximately 74% of its pulp requirements externally. Approximately 17.3% of our cost of sales in 2014 consisted of purchased pulp costs. Although the sale of our specialty business and mills will decrease our dependence on the purchase of external pulp by approximately 45%, we still remain dependent on external sources of wood pulp. This increases our exposure to fluctuations in prices for wood pulp, which in turn could have a material adverse effect on our financial results, operations and cash flows.
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
Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products and consumer products. In 2014, our wood fiber costs were 8.9% of our cost of sales. Much of the wood fiber we use in our pulp manufacturing process in Lewiston, Idaho, is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in the lumber industry. The significant reduction in home building over the past six years resulted in the closure or curtailment of operations at many sawmills. The price of wood fiber is expected to remain volatile until the housing market recovers and sawmill operations increase. Additionally, the supply and price of wood fiber can be negatively affected by weather and other events. For example, our Arkansas pulp and paperboard facility relies on whole log chips for a significant portion of its wood fiber, and in 2014 this facility experienced increases in the costs for that wood fiber due to extremely wet weather conditions in the Southeastern U.S. that limited accessibility and availability.

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
As of December 31, 2014, 52% of our full-time employees are represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. Two collective bargaining agreements that expired in 2014 are currently being renegotiated. Any failure to reach an agreement with one of the unions may result in strikes, lockouts or other labor actions. Any such labor actions, including work slowdowns in the future or stoppages, could have a material adverse effect on our operations and financial results.
The cost of chemicals and energy needed for our manufacturing processes significantly affects our results of operations and cash flows.
We use a variety of chemicals in our manufacturing processes, including petroleum-based polyethylene and certain petroleum-based latex chemicals. In 2014, our chemical costs were 12.1% of our cost of sales. Prices for these chemicals have been and are expected to remain volatile. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages and cost increases, ration the amount of chemicals available to us, and therefore we may not be able to obtain at favorable prices the chemicals we need to operate our business, if we are able to obtain them at all.
Our manufacturing operations utilize large amounts of electricity and natural gas and our energy requirements, particularly natural gas, have increased significantly as a result of operations at our North Carolina facility. In 2014, our energy costs were 8.2% of our cost of sales. Energy prices have fluctuated widely over the past decade, which in turn affects our cost of sales. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, geopolitical events, government regulation, and natural disasters. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.
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

In 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation at our Lewiston, Idaho pulp facility. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations, and the parties entered into an agreement to toll the statute of limitations. The tolling agreement expires on April 30, 2015, unless further extended by the parties. Discussions with the DOJ and EPA are ongoing. However, this matter could result in civil penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to take corrective measures, install pollution control equipment, or take other remedial actions.
The recovery boiler at our Cypress Bend, Arkansas facility has been experiencing ongoing operational and related environmental compliance issues associated with a 2013 upgrade project. A capital project to address these issues is scheduled for April 2015. We expect to enter into a consent administrative order with the State of Arkansas in 2015 to resolve compliance issues associated with the recovery boiler. Penalties, if any, associated with this settlement have not been proposed by the State. The total cost of the corrective action is expected to be approximately $5 million.
We own properties, conduct or have conducted operations at properties, and have assumed indemnity obligations for properties or operations where hazardous materials have been or were used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to risks under environmental laws that impose liability for historical releases of hazardous substances.
There can be no assurance that future environmental permits will be granted or that we will be able to maintain and renew existing permits, and the failure to do so could have a material adverse effect on our results of operations, financial condition and cash flows.
United States and global economic conditions could have adverse effects on the demand for our products and financial results.
U.S. and global economic conditions have negatively affected and may continue to negatively affect our business and financial results. Recessed global economic conditions and a strong U.S. dollar can affect our business in a number of ways, including causing declines in global demand for consumer tissue and paperboard, which increases the likelihood or the pace of foreign manufacturers entering into or increasing sales into the U.S. market.
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
Our consumer products business faces competition from companies that produce the same type of products that we produce or that produce alternative products that customers may use instead of our products. Our consumer products business competes with the branded tissue products producers, such as Procter & Gamble, and branded label producers who manufacture branded and private label products, such as Georgia-Pacific and Kimberly-Clark. These companies are far larger than us, have more sales, marketing and research and development resources than we do, and enjoy significant cost advantages due to economies of scale. For example, in 2014 the net sales of our Consumer Products' segment was negatively impacted in part as a result of increased promotional activity for branded tissue products. In addition, because of their size and resources, these companies may foresee market trends more accurately than we do and develop new technologies that render our products less attractive or obsolete.

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
Our consumer products compete with well-known, branded products, as well as other private label products. Inherent risks include whether our products will receive direct and retail customer acceptance, new product offerings by competitors, the effects of consolidation within retailer and distribution channels, and price competition from companies that may have greater financial resources than we do. If we are unable to offer our existing customers, or new customers, tissue products comparable to branded products or private label TAD products in terms of quality and/or price, we may lose business or we may not be able to grow our existing business and be forced to sell lower-margin products, all of which could negatively affect our financial condition and results of operations.
Our company-sponsored pension plans are currently underfunded, and we are required to make cash payments to the plans, reducing cash available for our business.
We have company-sponsored pension plans covering certain of our salaried and hourly employees. The volatility in the value of equity and fixed income investments held by these plans, coupled with a low interest rate environment resulting in higher liability valuations, has caused these plans to be underfunded as the projected benefit obligation has exceeded the aggregate fair value of plan assets by varying year-end amounts since 2008. At December 31, 2014, and 2013, our company sponsored pension plans were underfunded in the aggregate by $16.9 million and $6.8 million, respectively. As a result of underfunding, we may be required to make contributions to our qualified pension plans. In 2014, we contributed $17.0 million to these pension plans. We may be required to make increased annual contributions to our pension plans in future years, which would reduce the cash available for business and other needs.
We may be required to pay material amounts under multiemployer pension plans.
We contribute to two multiemployer pension plans. The amount of our annual contributions to each of these plans is negotiated with the plan and the bargaining unit representing our employees covered by the plan. In 2014, we contributed approximately $6 million to these plans, and in future years we may be required to make increased annual contributions, which would reduce the cash available for business and other needs. In addition, in the event of a partial or complete withdrawal by us from any multiemployer plan that is underfunded, we would be liable for a proportionate share of such multiemployer plan's unfunded vested benefits, referred to as a withdrawal liability. A withdrawal liability is considered a contingent liability. In the event that any other contributing employer withdraws from any multiemployer plan that is underfunded, and such employer cannot satisfy its obligations under the multiemployer plan at the time of withdrawal, then the proportionate share of the plan’s unfunded vested benefits that would be allocable to us and to the other remaining contributing employers, would increase and there could be an increase to our required annual contributions. In renegotiations of collective bargaining agreements with labor unions that participate in these multiemployer plans, we may decide to discontinue participation in these plans.

One of the multiemployer pension plans to which we contribute, the PACE Industry Union-Management Pension Fund, or PIUMPF, was certified to be in “critical status” for the plan year beginning January 1, 2010, and continued to be in critical status for the plan year beginning January 1, 2014. In 2013, two large employers withdrew from PIUMPF. Further withdrawals by other contributing employers could cause a “mass withdrawal” from, or effectively a termination of, PIUMPF or alternatively we could elect to withdraw. Although we have no current intention to withdraw from PIUMPF, if we were to withdraw, either completely or partially, we would incur a withdrawal liability based on our share of PIUMPF’s unfunded vested benefits. Based on information as of December 31, 2013 provided by PIUMPF and reviewed by our actuarial consultant, we estimate that, as of December 31, 2014, the payments that we would be required to make to PIUMPF in the event of our complete withdrawal would be approximately $5.7 million per year on a pre-tax basis. These payments would continue for 20 years, unless we were deemed to be included in a “mass withdrawal” from PIUMPF, in which case these payments would continue in perpetuity. However, we are not able to determine the exact amount of our withdrawal liability because the amount could be higher or lower depending on the nature and timing of any triggering event, the funded status of the plan and our level of contributions to the plan prior to the triggering event. These withdrawal liability payments would be in addition to pension contributions to any new pension plan adopted or contributed to by us to replace PIUMPF, all of which would reduce the cash available for business and other needs. Adverse changes to pension laws and regulations could increase the likelihood and amount of our liabilities arising under PIUMPF.
Our pension and health care costs are subject to numerous factors that could cause these costs to change.
In addition to our pension plans, we provide health care benefits to certain of our current and former U.S. salaried and hourly employees. There is a risk of increased costs due to the Affordable Care Act’s individual mandate and required coverage. Our health care costs vary with changes in health care costs generally, which have significantly exceeded general economic inflation rates for many years. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions about future investment returns. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates, expected rates of return on plan assets and mortality rates could also increase pension costs. Significant changes in any of these factors may adversely impact our cash flows, financial condition and results of operations.
We rely on information technology in critical areas of our operations, and a disruption relating to such technology could harm our financial condition.
We use information technology, or IT, systems in various aspects of our operations, including enterprise resource planning, or ERP, management of inventories and customer sales. Some of these systems have been in place for long periods of time. We have different legacy IT systems that we are continuing to integrate, including the implementation of a single company-wide ERP system. If one of these systems or the ERP implementation was to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our results of operations and financial condition. In addition, we may underestimate the costs and expenses of developing and implementing new systems.
We face cyber-security risks.
Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could result in lost sales, business delays, negative publicity and could have a material adverse effect on our business, results of operations and financial condition.
Cyclical industry conditions have in the past affected and may continue to adversely affect the operating results and cash flows of our pulp and paperboard business.
Our pulp and paperboard business has historically been affected by cyclical market conditions. We may be unable to sustain pricing in the face of weaker demand, and weaker demand may in turn cause us to take production downtime. In addition to lost revenue from lower shipment volumes, production downtime causes unabsorbed fixed manufacturing costs due to lower production levels. Our results of operations and cash flows may be materially adversely affected in a period of prolonged and significant market weakness. We are not able to predict market conditions or our ability to sustain pricing and production levels during periods of weak demand.

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
Our efforts to increase operational efficiencies may not be fully achieved.
Our near term strategy of increasing operational efficiencies and cost effectiveness may not be fully achieved. The capital projects we invest in may not achieve expected operational or financial results in the timeframes we anticipate, or at all. Such delays or failures could materially affect our business, cash flows and financial condition.
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
To service our substantial indebtedness, we must generate significant cash flows. Our ability to generate cash depends on many factors beyond our control.
As of December 31, 2014, we had $575 million of outstanding indebtedness, and we could incur substantial additional indebtedness in the future. Our ability to make payments on and to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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

The indentures for our outstanding notes that we issued in 2013 and the credit agreement governing our senior secured revolving credit facility, contain various covenants that limit our discretion in the operation of our business.
The indentures governing our outstanding notes that we issued in 2013 and the credit agreement governing our senior secured revolving credit facility, contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

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

ITEM 1B.
Unresolved Staff Comments
None.

ITEM 2.
Properties
FACILITIES
We own and operate facilities located throughout the United States and one in Canada. The following table lists each of our facilities and its location, use, and 2014 capacity and production:

	USE	LEASED OR OWNED	CAPACITY		PRODUCTION[1]
CONSUMER PRODUCTS
Tissue manufacturing facilities:
East Hartford, Connecticut[2]	Tissue	Owned	36,000	tons	30,000	tons
Gouverneur, New York[2]	Tissue	Owned	39,000	tons	37,000	tons
Ladysmith, Wisconsin	Tissue	Owned	56,000	tons	53,000	tons
Las Vegas, Nevada	TAD tissue	Owned	38,000	tons	37,000	tons
Lewiston, Idaho	Tissue	Owned	185,000	tons	177,000	tons
Menominee, Michigan[2]	Machine-glazed tissue	Owned	36,000	tons	34,000	tons
Neenah, Wisconsin	Tissue	Owned	84,000	tons	80,000	tons
Shelby, North Carolina[3]	TAD tissue	Owned/Leased	70,000	tons	65,000	tons
St. Catharines, Ontario[2]	TAD tissue	Owned	20,000	tons	18,000	tons
	Machine-glazed tissue		24,000	tons	22,000	tons
Wiggins, Mississippi[2]	Tissue	Owned	29,000	tons	28,000	tons
	Machine-glazed tissue		35,000	tons	34,000	tons
			652,000	tons	615,000	tons
Tissue converting facilities:
Central Islip, New York[3,4]	Tissue converting	Leased	—	tons	4,000	tons
Elwood, Illinois[3]	Tissue converting	Owned/Leased	76,000	tons	53,000	tons
Las Vegas, Nevada	Tissue converting	Owned	61,000	tons	55,000	tons
Lewiston, Idaho	Tissue converting	Owned	90,000	tons	73,000	tons
Menominee, Michigan[2]	Machine-glazed tissue converting	Owned	27,000	tons	8,000	tons
Neenah, Wisconsin	Tissue converting	Owned	106,000	tons	67,000	tons
Oklahoma City, Oklahoma[3]	Tissue converting	Owned/Leased	29,000	tons	23,000	tons
Shelby, North Carolina[3]	Tissue converting	Owned/Leased	73,000	tons	50,000	tons
			462,000	tons	333,000	tons
PULP AND PAPERBOARD
Pulp Mills:
Cypress Bend, Arkansas	Pulp	Owned	316,000	tons	302,000	tons
Lewiston, Idaho	Pulp	Owned	540,000	tons	533,000	tons
			856,000	tons	835,000	tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	Paperboard	Owned	347,000	tons	327,000	tons
Lewiston, Idaho	Paperboard	Owned	465,000	tons	464,000	tons
			812,000	tons	791,000	tons
CORPORATE
Alpharetta, Georgia	Operations and administration	Owned/Leased		N/A		N/A
Spokane, Washington	Corporate headquarters	Leased		N/A		N/A

[1]	Production amounts are approximations for full year 2014.

[2]	On December 30, 2014, we sold our specialty business and mills, which consisted predominantly of machine-glazed tissue and also included parent rolls and other specialty tissue products.

[3]	The buildings located at these facilities are leased by Clearwater Paper or a subsidiary, and the operating equipment located within the building is owned by Clearwater Paper or a subsidiary.

[4]
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of December 31, 2014, all converting lines have been relocated and installed at our other facilities. As a result, the capacity from our Long Island facility has been reallocated accordingly.

In addition to the manufacturing facilities listed in this table, we lease a chip shipment facility in Columbia City, Oregon and own a chipping producing facility in Clarkston, Washington.

ITEM 3.
Legal Proceedings
On August 13, 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. On July 19, 2013, the EPA issued to us an additional information request. Prior to the filing of any formal action, we and the DOJ agreed to discuss the resolution of the allegations. On October 21, 2013, the parties entered into a new agreement to toll the statute of limitations. The tolling period commenced as of September 14, 2012 and expires on April 30, 2015, unless further extended by the parties. Discussions with the DOJ and EPA are ongoing.
On October 13, 2014, we were sent a pre-enforcement notice from the Arkansas Department of Environmental Quality, or ADEQ, in connection with an inspection of our Cypress Bend, Arkansas facility. The notice sought additional information in regards to air emission limits applicable to the recovery boiler at the facility. In November 2014, we reviewed with ADEQ scheduled work to be done to address operational issues with the recovery boiler and identified previously unreported air emission exceedances to ADEQ. We expect to enter into a consent administrative order with the State of Arkansas in 2015 to resolve the compliance issues associated with the recovery boiler. Penalties, if any, associated with this settlement have not been proposed by the State.
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

	Common Stock Price
	High	Low
Year Ended December 31, 2014:
Fourth Quarter	$71.58	$60.20
Third Quarter	72.94	59.48
Second Quarter	67.20	59.07
First Quarter	68.30	49.88
Year Ended December 31, 2013:
Fourth Quarter	$53.91	$47.15
Third Quarter	50.40	45.13
Second Quarter	52.47	44.64
First Quarter	53.01	38.94
HOLDERS
On February 20, 2015, the last reported sale price for our common stock on the New York Stock Exchange was $63.97 per share. As of February 20, 2015, there were approximately 970 registered holders of our common stock.
DIVIDENDS
We have not paid any cash dividends and do not anticipate paying a cash dividend in 2015. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and our stockholders. The declaration and amount of any dividends, however, will be determined by our Board of Directors and will depend on our earnings, our compliance with the terms of our notes and revolving credit facility that contain certain restrictions on our ability to pay dividends, and any other factors that our Board of Directors believes are relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Please see Part III, Item 12 of this report for information relating to our equity compensation plans.
ISSUER PURCHASES OF EQUITY SECURITIES
On December 15, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
On February 5, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed this program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share under this program.
On January 17, 2013, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock, which was completed in the fourth quarter of 2013. Under this program, we repurchased 1,039,513 shares of our outstanding common stock under an accelerated stock buyback agreement with a major financial institution at an average repurchase price of $48.10 per share. We also made repurchases of 1,030,657 shares of our outstanding common stock on the open market at a total cost of $50 million, representing an an average price of $48.51 per share, under this program.

ITEM 6.
Selected Financial Data
All of the data listed below has been derived from our audited financial statements. Our historical financial and other data is not necessarily indicative of our future performance. In addition, all amounts below for 2010 reflect the acquisition of Cellu Tissue on December 27, 2010, including four days of Cellu Tissue’s operating results and incurrence of acquisition related expenses. Amounts for 2011 forward are reflective of the sale of our Lewiston, Idaho sawmill in November 2011. Amounts for 2014 reflect the sale of our specialty business and mills on December 30, 2014.
Earnings per share and common shares outstanding data have been retroactively adjusted to reflect our two-for-one stock split that was effected in the form of a stock dividend distributed on August 26, 2011 to shareholders of record on August 12, 2011.

(In thousands, except net (loss) earnings per share amounts)	2014	2013	2012	2011	2010
Net sales	$1,967,139	$1,889,830	$1,874,304	$1,927,973	$1,372,965
Income from operations	79,811	99,328	145,387	115,445	98,767
Net (loss) earnings[1]	(2,315)	106,955	64,131	39,674	73,800
Working capital[2]	302,836	375,975	293,733	390,839	394,346
Long-term debt, net of current portion	575,000	650,000	523,933	523,694	538,314
Stockholders’ equity	497,537	605,094	540,894	484,904	468,349
Capital expenditures[3]	99,600	86,508	207,115	137,743	47,033
Property, plant and equipment, net	810,987	884,698	877,377	735,566	654,456
Total assets	1,585,928	1,744,825	1,633,456	1,571,318	1,545,336
Net (loss) earnings per basic common share	$(0.11)	$4.84	$2.75	$1.73	$3.22
Average basic common shares outstanding	20,130	22,081	23,299	22,914	22,947
Net (loss) earnings per diluted common share	$(0.11)	$4.80	$2.72	$1.66	$3.12
Average diluted common shares outstanding	20,130	22,264	23,614	23,952	23,670

[1]
Income from operations for the year ended December 31, 2013, includes the reversal of uncertain tax positions. For additional discussion, see Note 8, "Income Taxes," in the notes to the consolidated financial statements.

[2]	Working capital is defined as our current assets less our current liabilities, as presented on our Consolidated Balance Sheets.

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
OVERVIEW
2014 Events
Mill Divestitures and Facility Closures
On December 30, 2014, we sold our specialty business and mills to a private buyer for $113.5 million, before related expenses and adjustments. The specialty business and mills sold consisted predominantly of machine-glazed tissue and also included parent rolls and other specialty tissue products such as absorbent materials and dark-hued napkins. The sale included five facilities located at East Hartford, Connecticut; Menominee, Michigan; Gouverneur, New York; St. Catharines, Ontario; and Wiggins, Mississippi.
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of December 31, 2014, we have incurred $18.8 million of costs associated with the closure and the relocation of related converting lines to other of our converting facilities. The cost savings benefits resulting from the Long Island facility consolidation and optimization, which are incremental to our previously announced cost savings programs, are expected to be approximately $12 million in 2015 and on an annual basis thereafter.
On March 6, 2013, we announced the permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston ceasing at the end of 2013 and the closure being finalized in 2014. We incurred $7.2 million of costs associated with this closure, of which $1.3 million was incurred during 2014.
Capital Allocation
On December 15, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
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
On February 5, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed this program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share under this program.

Business
We are a leading producer of private label tissue and premium bleached paperboard products. Our products are primarily wood pulp based and manufactured in the U.S.
Our business is organized into two reporting segments:

•
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products in each tissue category, including bathroom tissue, paper towels, napkins and facial tissue. We also manufacture away-from-home tissue, or AFH, and parent rolls for external sales. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our consumer products customers. In 2014, our Consumer Products segment had net sales of $1.2 billion, representing approximately 60% of our total net sales.

•
Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of solid bleach sulfate paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products, and slush pulp, which it supplies to our Consumer Products segment. In 2014, our Pulp and Paperboard segment had net sales of $783.8 million, representing approximately 40% of our total net sales.

Developments and Trends in our Business
Net Sales
Prices for our consumer tissue products are affected by competitive conditions and the prices of branded tissue products. Tissue has historically been one of the strongest segments of the paper and forest products industry due to its steady demand growth. In recent years, the industry has seen an increase in TAD tissue products as industry participants have added or improved TAD production capacity. Our Consumer Products segment competes based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.
Our pulp and paperboard business is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, historical prices for our products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. In addition, currency exchange rates affect U.S. supplies of paperboard, as non-U.S. manufacturers are attracted to the U.S. market when the dollar is relatively strong. Our paperboard business, through exports denominated in U.S. dollars, benefited significantly from general weakness in the U.S. dollar over the past few years. Paperboard pricing increased when comparing 2014 to 2013.
The markets for our products are highly competitive. Our business is capital intensive, which leads to high fixed costs, large capital outlays and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors have lower production costs and greater buying power and, as a result, may be less adversely affected than we are by price decreases.
Net sales consist of sales of consumer tissue and paperboard, net of discounts, returns and allowances and any sales taxes collected.

Operating Costs
Prices for our principal operating cost items are variable and directly affect our results of operations. For example, as economic conditions improve, we normally would expect at least some upward pressure on these operating costs. Competitive market conditions can limit our ability to pass cost increases through to our customers.

	Years Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$295,889	17.3%	$294,911	17.6%	$242,921	15.1%
Chemicals	206,054	12.1	191,473	11.5	183,606	11.5
Transportation[1]	191,774	11.2	180,188	10.8	171,114	10.6
Chips, sawdust and logs	151,331	8.9	139,456	8.3	162,904	10.1
Energy	139,756	8.2	126,687	7.6	109,592	6.8
Packaging supplies	103,769	6.1	103,286	6.2	86,282	5.4
Maintenance and repairs[2]	84,309	4.9	97,006	5.8	98,217	6.1
Depreciation	80,094	4.6	80,758	4.8	69,880	4.3
	$1,252,976	73.3%	$1,213,765	72.6%	$1,124,516	69.9%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For 2014, total purchased pulp costs were 17.3% of our cost of sales. Total purchased pulp costs increased slightly in 2014 due to increased paperboard and TAD tissue production, as well as inflated pulp pricing. These costs were largely offset by a reduction in the purchases of outside pulp in 2014 compared to 2013, during which we offset reductions in internal pulp production with purchases of outside pulp as a result of planned major maintenance performed, and the related machine downtime, at our Idaho and Arkansas pulp and paperboard facilities. We expect our purchased pulp costs to decrease in 2015 as a result of the sale of our specialty business and mills.
Chemicals. We consume a substantial amount of chemicals in the production of pulp and paperboard, as well as in the production of TAD tissue. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and paper processing chemicals. A portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based and are impacted by petroleum prices.
Our chemical costs increased $14.6 million compared to 2013, due primarily to increased production and higher pricing for polyethylene, as well as other tissue and paperboard processing chemicals. Chemical consumption and the related costs for 2014 also increased compared to 2013 due to operational issues at our Arkansas facility involving both the pulp mill and paper machine. The paper machine issues were resolved and did not impact the second half of 2014. These increases were partially offset by the absence of prior year chemical costs related to facilities closed during the year. The Arkansas facility operational issues are discussed further under "Discussion of Business Segments."
Transportation. Fuel prices largely impact transportation costs related to delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Transportation costs for 2014 increased $11.6 million compared to 2013 due primarily to higher overall costs associated with increased paperboard and non-retail tissue shipments. Transportation costs also increased as a result of higher carrier costs, primarily attributable to tighter carrier supply resulting from a shortage of qualified drivers throughout 2014, as well as a result of extreme weather conditions in the Midwest and Northeast during the first quarter of 2014. These higher costs were partially offset by the absence of regional internal inventory distribution costs that occurred during the first quarter of 2013 as a result of reduced inventory levels during our TAD transition. The reduced inventory levels required multiple shifts in regional distributions for our tissue product lines, and as a result we incurred an overall increase of internal tons shipped during that period.

Chips, sawdust and logs. We purchase chips, sawdust and logs that we use to manufacture pulp. We source residual wood fiber under both long-term and short-term supply agreements, as well as in the spot market. Overall costs increased by $11.9 million for chips, sawdust and logs for 2014 compared to 2013. The increases were primarily due to higher overall paperboard production associated with increased paperboard shipment volumes, as well as higher chip pricing at our Arkansas pulp and paperboard facility due to supply constraints resulting from wet weather conditions. Costs for 2014 were also impacted by operational issues at our Arkansas facility involving both the pulp mill and paper machine. These overall costs were partially offset by decreased pricing at our Idaho facility during 2014.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices have fluctuated widely over the past decade. We have taken steps, and intend to continue to take steps, to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our Lewiston, Idaho manufacturing site help to lower our energy costs. TAD tissue production involves increased natural gas usage compared to conventional tissue manufacturing and, as a result, our natural gas requirements have increased with the ramp up of our North Carolina TAD paper machine.
Energy costs for 2014, were $13.1 million higher than 2013 due to higher electrical and natural gas pricing, as well as increased natural gas consumption. Energy costs for 2014 were also negatively impacted by higher electricity costs during 2014 as a result of increased production at our pulp and paperboard facilities, as well as the extremely cold weather conditions in the Midwest and Northeast during the first quarter of 2014. In addition, our energy costs were also impacted by a second quarter operational issue at our Arkansas facility involving both the pulp mill and paper machine.
To help mitigate our exposure to changes in natural gas prices we have used firm-price contracts to supply a portion of our natural gas requirements. As of December 31, 2014, these contracts covered approximately 57% of our expected average monthly natural gas requirements for 2015, which includes approximately 67% of the expected average monthly requirements for the first quarter. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For 2014, packaging costs remained relatively flat, increasing by only $0.5 million compared to 2013, due primarily to increased pricing for poly wrapping and corrugated cardboard, which was partially offset by decreased packaging costs during the first half of 2014 as we relocated the converting lines from our recently closed Long Island facility.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 months to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. We did not have any major maintenance outages during 2014, compared to 2013 during which we incurred four days of planned machine downtime in the first quarter of 2013 at a cost of $5.0 million at our Arkansas facility, and eleven days of planned machine downtime in the third quarter of 2013 at a cost of $17.5 million for planned major maintenance at our Idaho facility. We expect our 2015 planned major maintenance costs to be between approximately $21 million and $23 million, which consists of approximately $17 million at our Idaho facility during the first half of 2015 and approximately $6 million at our Arkansas facility during the second quarter. In addition, the planned major maintenances is expected to result in eleven days of paper machine downtime at our Idaho facility during the first quarter and five days of paper machine downtime at our Arkansas facility during the second quarter.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. We spent $99.6 million and $86.4 million, respectively, on capital expenditures during 2014 and 2013. We expect our total estimated capital expenditures for 2015 to be approximately $155 million, which includes $85 million of strategic capital spending on projects that we expect to provide a positive return on investment, plus an additional $70 million of capital spending on essential and general replacement projects.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for 2014 decreased slightly compared to 2013 primarily as a result of the Thomaston and Long Island facilities closures.

Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced lower benefit expenses in 2014 compared to 2013, primarily as a result of lower pension and medical related costs and the Thomaston and Long Island facilities closures.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. Our total selling, general and administrative costs were $130.1 million in 2014 compared to $119.1 million in 2013. The higher expense for 2014 was primarily a result of higher information technology systems and incentive-based compensation expenses.
Interest expense
Interest expense is mostly comprised of interest on our 2013 Notes and 2014 Notes and short-term borrowings from our revolving credit facility. In 2014, we also incurred interest expense through a portion of the third quarter on our 2010 notes that were paid off in that quarter. Interest expense also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. As a result of the issuance of the 2014 Notes at an interest rate lower than that of our 2010 Notes, we expect overall interest expense to be lower in 2015.
Income taxes
Income taxes are based on reported earnings and tax rates in jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences in reported earnings and taxable income using current law and enacted tax rates.
The following table details our tax provision and effective tax rates for the years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands)	2014	2013	2012
Income tax provision (benefit)	$18,556	$(68,721)	$47,460
Effective tax rate	114.3%	(179.7)%	42.5%
Our provision for income taxes for 2014 was unfavorably impacted primarily by a non-recurring tax provision of 65.0% related to losses on divested assets recorded in our Consolidated Statement of Operations that did not have a corresponding tax benefit. Additionally, the rate was unfavorably impacted by changes in valuation allowances of 14.4%. In 2013, our provision for income taxes was favorably impacted primarily by non-recurring tax benefits of 180.9% related to the release of an uncertain tax position and 32.7% related to federal credits and net operating losses.
The estimated annual effective tax rate for 2015 is expected to be approximately 37%.

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
YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2014		2013
Net sales	$1,967,139	100.0%	$1,889,830	100.0%
Costs and expenses:
Cost of sales	(1,708,840)	86.9	(1,671,371)	88.4
Selling, general and administrative expenses	(130,102)	6.6	(119,131)	6.3
Loss on divested assets	(40,159)	2.0	—	—
Impairment of assets	(8,227)	0.4	—	—
Total operating costs and expenses	(1,887,328)	95.9	(1,790,502)	94.7
Income from operations	79,811	4.1	99,328	5.3
Interest expense, net	(39,150)	2.0	(44,036)	2.3
Debt retirement costs	(24,420)	1.2	(17,058)	0.9
Earnings before income taxes	16,241	0.8	38,234	2.0
Income tax (provision) benefit	(18,556)	0.9	68,721	3.6
Net (loss) earnings	$(2,315)	0.1%	$106,955	5.7%
Net sales—Net sales for 2014 increased by $77.3 million, or 4.1%, compared to 2013, due primarily to higher average net selling prices and shipments for paperboard, increased sales of higher priced TAD tissue products and increased average net selling prices and shipments for non-retail tissue. These items are discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 86.9% of net sales for 2014 and 88.4% of net sales for 2013. The decrease as a percentage of net sales was primarily a result of higher net sales, including sales of higher margin products, during 2014. Our overall cost of sales during 2014 increased $37.5 million, or 2.2%, when compared to 2013, due primarily to $20.1 million of costs recorded in 2014 related to the closure of our Thomaston and Long Island facilities, compared to $6.0 million of costs related to the closure of our Thomaston facility in 2013, higher incremental costs in 2014 associated with the extreme cold weather conditions in the Midwest and Northeast during the first quarter, and higher costs related to operational issues during 2014 at our Arkansas pulp and paperboard facility. These unfavorable comparisons were partially offset by the absence of $22.5 million of total major maintenance costs that were incurred at our pulp and paperboard facilities in 2013.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $11.0 million during 2014 compared to 2013, primarily due to higher information technology systems and incentive-based compensation expenses in 2014.
Loss on divested assets—On December 30, 2014, we sold our specialty business and mills for net proceeds of approximately $108 million. In total, $40.2 million was recorded as a loss on divested assets, which include losses on $105.7 million of net assets sold, write-offs of $20.4 million and $4.9 million, respectively, of goodwill and intangible assets associated with the specialty business and mills, and other expenses related to the sale, net of proceeds received.
Impairment of assets—During 2014, as a result of the permanent closure of our Long Island facility, we assessed both our intangible and long-lived assets for recoverability. As a result of this assessment, we recorded non-cash impairment losses during 2014 for intangible and long-lived assets in the amounts of $5.1 million. In addition, we determined during the fourth quarter of 2014 that a customer relationship intangible asset associated with the Pulp and Paperboard segment's wood chipping facility was fully impaired, and as a result we recorded an additional $3.1 million non-cash impairment loss.

Interest expense—Interest expense decreased $4.9 million during 2014, compared to 2013. The decrease was primarily attributable to reduced interest rates on our debt as a result of the third quarter 2014 refinancing of the 2010 Notes and the issuance of the lower interest bearing 2014 Notes, partially offset by short-term borrowings from our credit facility.
Debt retirement costs—Debt retirement costs for 2014 consist of a one-time $24.4 million charge in connection with the redemption of the 2010 Notes on August 28, 2014. These costs were comprised of cash charges of $19.8 million, which consisted of a "make-whole" premium of $17.6 million plus unpaid interest of $2.2 million, and a non-cash charge of $4.6 million related to the write-off of deferred issuance costs. Debt retirement costs of $17.1 million for 2013 include a one-time charge in connection with the redemption of the 2009 Notes on February 22, 2013, consisting of an approximate $14 million “make whole” premium plus accrued and unpaid interest and a non-cash charge of approximately $3 million related to the write-off of deferred issuance costs and unamortized discounts.
Income tax provision—We recorded an income tax provision of $18.6 million in 2014, compared to a benefit of $68.7 million in 2013. The tax rate determined in conformity with accounting principles generally accepted in the U.S., which we refer to as GAAP, for 2014 was a provision of 114.3%, compared to a benefit of 179.7% for 2013. The increase in the rate in 2014 was primarily the result of adjustments for losses on divested assets. The lower rate in 2013 was the result of the net impact of reporting discrete items, primarily relating to an additional benefit realized from a release of uncertain tax positions. During 2014 and 2013, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for 2014 would have been 36.1%, compared to an adjusted 33.3% in 2013. The following table details these items:

Non-GAAP Adjusted Income Tax Provision	Years Ended December 31,
(In thousands)	2014	2013
Income tax (provision) benefit	$(18,556)	$68,721
Special items, tax impact:
Debt retirement costs	(8,643)	(6,277)
Costs associated with Long Island facility closure	(6,677)	—
Costs/loss associated with optimization and sale of specialty business and mills	(3,774)	—
Directors' equity-based compensation expense	(1,625)	(1,399)
Loss on impairment of Clearwater Fiber intangible asset	(1,054)	—
Discrete tax item related to state tax rate changes	1,388	—
Costs associated with Thomaston facility closure	(448)	(2,033)
Discrete tax items related to settlement of uncertain tax positions	—	(67,457)
Discrete tax items related to tax credit conversions	—	(9,832)
Discrete tax items related to additional Cellulosic Biofuel Producer Credits	—	(3,495)
Adjusted income tax provision	$(39,389)	$(21,772)

DISCUSSION OF BUSINESS SEGMENTS
Consumer Products

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$1,183,385	$1,149,692
Operating (loss) income	(6,028)	52,799
Percent of net sales	(0.5)%	4.6%

Shipments (short tons)
Non-retail	233,943	231,243
Retail	293,907	295,529
Total tissue tons	527,850	526,772
Converted products cases (in thousands)	55,501	55,135

Sales price (per short ton)
Non-retail	$1,504	$1,470
Retail	2,822	2,740
Total tissue	$2,238	$2,183
Net sales for our Consumer Products segment increased by $33.7 million, or 2.9%, for 2014, compared to 2013. The higher net sales were due to increases of 3.0% and 2.3%, respectively, in retail and non-retail average net selling prices, as well as an increase in non-retail tissue shipments. The higher average net selling prices for retail tissue were driven primarily by increased sales of higher-priced TAD tissue products. These increases were partially offset by a decrease in conventional tissue shipments and lower pricing for conventional retail tissue.
The segment reported reported a $6.0 million operating loss for 2014, compared to operating income of $52.8 million in 2013. The decline was primarily driven by a $40.2 million loss on the sale of our specialty business and mills. In addition, the segment's operating income was impacted by $20.1 million of costs related to the closure of our Thomaston and Long Island facilities, compared to $6.0 million of costs related to the closure of our Thomaston facility in 2013, as well as other incremental costs associated with extreme cold weather conditions in the Midwest and Northeast during the first quarter of 2014, which negatively impacted our energy and transportation costs. These impacts were partially offset by lower depreciation and wage and benefit expenses due to the facility closures.
Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$783,754	$740,138
Operating income	144,171	95,781
Percent of net sales	18.4%	12.9%

Paperboard shipments (short tons)	774,665	765,052
Paperboard sales price (per short ton)	$1,009	$958
Net sales for our Pulp and Paperboard segment increased by $43.6 million, or 5.9%, for 2014, compared to 2013. This increase was primarily attributable to a 5.3% increase in average net selling prices for paperboard due to increased demand resulting from positive market conditions and an improved sales mix. In addition, paperboard shipments increased 1.3%, as a result of higher market demand and backlogs during 2014.
Operating income for the segment increased $48.4 million, or 50.5%, during 2014 compared to 2013, primarily due to the improved paperboard pricing and volume, the absence of $22.5 million of major maintenance costs incurred in the 2013 period and lower overall benefit expenses. These improvements were partially offset by increased energy and transportation costs associated with extreme cold weather conditions in the Midwest and Northeast during the first quarter of 2014, as well as operational issues at our Arkansas facility that caused elevated levels of energy and chemicals and lower throughputs.

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
Net sales—Net sales for 2013 increased by $15.5 million, or 0.8%, compared to 2012, due to increased shipments of paperboard and higher net selling prices for retail tissue, which were favorably affected by a larger proportion of higher-priced TAD product sales. These favorable comparisons were partially offset by lower non-retail shipments, as well as lower external pulp shipments as we continued to increase our consumption of our internally produced pulp within our Consumer Products segment. These items are discussed further below under “Discussion of Business Segments.”
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

Income tax provision—We recorded an income tax benefit of $68.7 million in 2013, compared to a provision of $47.5 million in 2012. The GAAP rate for 2013 was a benefit of 179.7%, compared to a provision of 42.5% for 2012. The lower rate was the result of the net impact of reporting discrete items, primarily relating to an additional benefit realized from a release of uncertain tax positions. During 2013 and 2012, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for 2013 would have been 33.3%, compared to an adjusted 36.8% in 2012. The following table details these items:

Non-GAAP Adjusted Income Tax Provision	Years Ended December 31,
(In thousands)	2013	2012
Income tax benefit (provision)	$68,721	$(47,460)
Special items, tax impact:
Discrete tax items related to settlement of uncertain tax positions	(67,457)	—
Discrete tax items related to tax credit conversions	(9,832)	6,398
Debt retirement costs	(6,277)	—
Discrete tax items related to additional Cellulosic Biofuel Producer Credits	(3,495)	—
Costs associated with Thomaston facility closure	(2,033)	—
Directors' equity-based compensation expense	(1,399)	(609)
Loss on sale of foam assets	—	(356)
Expense associated with Metso litigation	—	(709)
Adjusted income tax provision	$(21,772)	$(42,736)

DISCUSSION OF BUSINESS SEGMENTS
Consumer Products

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2013	2012
Net sales	$1,149,692	$1,134,556
Operating income	52,799	93,347
Percent of net sales	4.6%	8.2%

Shipments (short tons)
Non-retail	231,243	237,655
Retail	295,529	293,672
Total tissue tons	526,772	531,327
Converted products cases (in thousands)	55,135	53,675

Sales price (per short ton)
Non-retail	$1,470	$1,466
Retail	2,740	2,674
Total tissue	$2,183	$2,134
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
Net sales for our Pulp and Paperboard segment in 2013 were relatively flat when compared to 2012. While both shipments and net selling pricing for our paperboard increased slightly, these gains were partially offset by a continued decrease in net sales of external pulp, which was a direct result of our increased utilization of internally produced pulp in our Consumer Products segment.
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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net (loss) earnings	$(2,315)	$106,955	$64,131
Interest expense, net [1]	63,570	61,094	33,796
Income tax provision (benefit)	18,556	(68,721)	47,460
Depreciation and amortization expense	90,145	90,272	79,333
EBITDA	$169,956	$189,600	$224,720
Directors' equity-based compensation expense	4,606	4,084	1,369
Costs associated with Thomaston facility closure	1,257	5,977	—
Costs associated with Long Island facility closure	18,813	—	—
Costs/loss associated with optimization and sale of the specialty mills	40,801	—	—
Loss on impairment of Clearwater Fiber intangible asset	3,078	—	—
Expenses associated with Metso Litigation	—	—	2,019
Loss on sale of foam assets	—	—	1,014
Adjusted EBITDA	$238,511	$199,661	$229,122

[1]	Interest expense, net for the years ended December 31, 2014 and 2013 includes debt retirement costs of $24.4 million and $17.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the years ended December 31, 2014, 2013 and 2012.
Cash Flows Summary

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net cash flows from operating activities	$139,100	$136,357	$198,693
Net cash flows from investing activities	35,687	(140,593)	(177,004)
Net cash flows from financing activities	(171,131)	15,332	(17,549)
Operating Activities—Net cash flows from operating activities for 2014 increased by $2.7 million compared to 2013. The slight improvement was largely due to higher earnings, after adjusting for noncash related items, which increased $5.9 million compared to 2013, as well as a $2.8 million decrease in cash flows used for working capital. The decrease in cash flows used for working capital were driven primarily by a year-end increase in inventories beyond our normal cyclical amounts, which resulted from labor slowdowns at West Coast shipping ports, partially offset by a decrease in accounts receivable due primarily to the timing of sales collections, and slightly higher accounts payable and accrued liabilities driven by process improvements to our capital management. These improvements were partially offset by a $1.9 million increase in contributions to our qualified pension plans in 2014 compared to 2013.
Net cash flows from operating activities for 2013 decreased $62.3 million compared to 2012 due primarily to $15.0 million of cash used in working capital during the year, compared to $61.3 million of cash flows generated from working capital in 2012. The decrease in working capital was primarily attributable to a build-up in inventory to support our TAD tissue program, partially offset by higher accounts payable and accrued liabilities and increased accrued interest due to the timing of interest payments on our 2013 Notes. In addition, operating cash flows decreased due to lower net earnings, after adjusting for noncash related items. Included in our noncash adjustments to net earnings was a $75.3 million reduction of tax reserves largely related to our decision to release certain tax reserves based on the Internal Revenue Service's ruling on the taxability of the Alternative Fuel Mixture Tax Credit. These decreases were partially offset by a $21.2 million favorable change in cash flows from taxes receivable, an absence of excess tax benefits used in 2013 compared to $15.8 million for 2012, which was a result of performance shares for the 2011-2013 performance period not being paid or issued because the requisite market condition performance measure was not met, and a $5.6 million decrease in contributions to our qualified pension plans in 2013 compared to 2012.
Investing Activities—Net cash flows from investing activities increased $176.3 million in 2014, compared to 2013. The primary increase in cash flows from investing activities was largely due to $107.7 million of net cash proceeds from divested assets, which relates to the sale of our specialty business and mills. Investing cash flows also increased due to $20.0 million of cash provided by the conversion of short-term investments into cash during 2014, as compared to $50.0 million of cash converted into short-term investments in 2013. Cash spent for plant and equipment was $93.0 million in 2014, compared to $90.6 million in 2013.
Net cash flows used for investing activities decreased $36.4 million in 2013 compared to 2012. The decrease in cash used for investing activities was largely due to a $113.2 million decrease in capital spending for plant and equipment in 2013 compared to 2012. The lower capital spending was due to the substantial completion in 2012 of our North Carolina TAD tissue facility. The decrease in cash used for investing activities was partially offset by $50.0 million of cash converted into short-term investments in 2013, compared to $35.0 million provided by the conversion of short-term investments into cash during 2012.
Financing Activities—Net cash flows used for financing activities were $171.1 million for 2014, and were largely driven by the completion of our 2014 $100 million stock repurchase program, as well as a $75.0 million decrease in long-term debt associated with the issuance of the 2014 Notes and retirement of the 2010 Notes.
Net cash flows from financing activities were $15.3 million in 2013, compared to $17.5 million of cash flows used in financing activities in 2012. Cash flows from financing activities during 2013 were the result of the issuance of the 2013 Notes, partially offset by the retirement of the 2009 Notes and $100.0 million associated with repurchases of our outstanding common stock pursuant to our 2013 $100 million stock repurchase program, which was completed in October 2013.

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
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of December 31, 2014, our short-term investments were not restricted and were largely invested in demand deposits.
At December 31, 2014, our financial position included debt of $575.0 million, compared to $650.0 million at December 31, 2013. Stockholders’ equity at December 31, 2014 was $497.5 million, compared to the December 31, 2013 balance of $605.1 million. Our total debt to total capitalization, excluding accumulated other comprehensive loss, was 50.3% at December 31, 2014, compared to 49.5% at December 31, 2013.
On July 29, 2014 we issued the 2014 Notes, of which we received net proceeds of approximately $298 million after deducting offering expenses. We used proceeds from the issuance along with company funds and a draw from our senior secured revolving credit facility during the third quarter of 2014 to redeem all of the 2010 Notes. During the fourth quarter of 2014, we utilized proceeds from the sale of our specialty business and mills to pay off the remaining credit facility balance.
In 2013, we issued the 2013 Notes, of which we received net proceeds of approximately $271 million after deducting offering expenses. We used approximately $166 million of the net proceeds to redeem all of our outstanding 2009 Notes, and used approximately $100 million of the remaining net proceeds to purchase shares of the company's common stock pursuant to our $100 million stock repurchase program authorized in January 2013.
Debt Arrangements
Issuance of $300 Million Senior Notes Due 2025 and Redemption of $375 Million Senior Notes Due 2018
On July 29, 2014, we issued the 2014 Notes, which mature on February 1, 2025, have an interest rate of 5.375% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $298 million after deducting offering expenses. We redeemed all of our 2010 Notes using the net proceeds from the 2014 Notes along with company funds and a draw from our senior secured revolving credit facility during the third quarter of 2014.
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
Our 2015 expected debt service obligation related to the 2014 Notes, consisting of cash payments for interest, is $16.2 million.

$275 Million Senior Notes Due 2023
In June 2009, we issued the 2009 Notes, in the aggregate principal amount of $150 million. The 2009 Notes, which were due on June 15, 2016 and had an interest rate of 10.625%, were issued at a price equal to 98.792% of their face value.
On February 22, 2013, we exercised our option to redeem all of the 2009 Notes at a redemption price equal to approximately $166 million, which consisted of 100% of the principal amount, plus an approximate $13 million “make whole” premium and accrued and unpaid interest of approximately $3 million. Proceeds to fund the redemption of our 2009 Notes were made available through the sale of the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were issued at their face value.
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
Our 2015 expected debt service obligation related to the 2013 Notes, consisting of cash payments for interest, is $12.4 million.
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
As of December 31, 2014, there were no borrowings outstanding under the credit facility, but $7.8 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of December 31, 2014, we would have been permitted to draw $117.2 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of December 31, 2014, the fixed charge coverage ratio for the most recent four quarters was 1.1-to-1.0.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2014. Portions of the amounts shown are reflected in our financial statements and accompanying notes, as required by GAAP. See the footnotes following the table for information regarding the amounts presented and for references to relevant financial statement notes that include a detailed discussion of the item.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt[1]	$575,000	$—	$—	$—	$575,000
Interest on long-term debt[1]	274,591	28,590	57,000	57,000	132,001
Capital leases[2]	45,289	2,530	5,199	5,367	32,193
Operating leases[2]	53,303	14,588	21,568	9,644	7,503
Purchase obligations[3]	358,469	270,787	82,354	5,328	—
Other obligations[4,5]	244,705	122,333	27,473	16,261	78,638
Total	$1,551,357	$438,828	$193,594	$93,600	$825,335

[1]
Included above are the principal and interest payments that were due on our 2013 and 2014 Notes, which were outstanding as of December 31, 2014. For more information regarding specific terms of our long-term debt, see the discussion under the heading “Debt Arrangements,” and Note 10, “Debt,” in the notes to the consolidated financial statements.

[2]
These amounts represent our minimum capital lease payments, including amounts representing interest, and our minimum operating lease payments. See Note 17, “Commitments and Contingencies,” in the notes to the consolidated financial statements.

[3]
Purchase obligations consist primarily of contracts for the purchase of raw materials (primarily pulp) from third parties, trade accounts payable as of December 31, 2014, and contracts with natural gas and electricity providers.

[4]
Included in other obligations are accrued liabilities and accounts payable (other than trade accounts payable) as of December 31, 2014, liabilities associated with supplemental pension and deferred compensation arrangements, and estimated payments on qualified pension and postretirement employee benefit plans. Since pension contributions are determined by factors that are subject to change each year, estimated payments on qualified pension plans included above are only for years 1-5 and are based on current estimates of minimum required contributions.

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
The new federal standard for hazardous air pollutants from boiler and process heaters was finalized by the U.S. Environmental Protection Agency, or EPA, and became effective in 2013. Our Lewiston, Idaho facility will require a significant capital expenditure to comply with this rule. Total cost estimates for the required compliance expenditure is expected to be between approximately $5 million and $7 million, with approximately $2 million of that amount to be incurred in 2015 and the remainder split between 2016 and 2017. We expect no technical issues with meeting the new rule.
Concern over climate change, including the impact of global warming, may lead to future regulations. We believe there are no U.S. rules currently proposed that would have a material impact on our operations.
In 2012, we received notification of alleged Clean Air Act violations at our Lewiston facility. We have entered into a tolling agreement and are negotiating with the U.S. Department of Justice and EPA to resolve these alleged violations. These negotiations have continued into 2015.

The recovery boiler at our Cypress Bend, Arkansas facility has been experiencing ongoing operational and related environmental compliance issues associated with a 2013 upgrade project. A capital project to correct these issues is slated for April 2015 and is expected to cost approximately $5 million. We expect to enter into a consent administrative order with the State of Arkansas in 2015 to resolve the compliance issues associated with the recovery boiler. Penalties, if any, associated with this settlement have not been proposed by the State.
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
Goodwill. Our acquisitions are accounted for using the purchase method of accounting as prescribed by applicable accounting guidance. In accordance with the accounting guidance, we revalued the assets and liabilities acquired at their respective fair values on the acquisition date. Changes in assumptions and estimates during the allocation period affecting the acquisition date fair value of acquired assets and liabilities would result in changes to the recorded values, resulting in an offsetting change to the goodwill balance associated with the business acquired. Significant changes in assumptions and estimates subsequent to completing the allocation of purchase price to the assets and liabilities acquired, as well as differences in actual results versus estimates, could have a material impact on our earnings.
Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. As a result of our Cellu Tissue acquisition, we recorded $229.5 million of goodwill on our Consolidated Balance Sheet as of December 31, 2010, which was all assigned to our Consumer Products reporting unit. As a result of our December 30, 2014 sale of our specialty business and mills, a portion of goodwill was allocated to the divested mills and included in our loss on divested assets on our Consolidated Statement of Operations. As of December 31, 2014, we had $209.1 million of goodwill included on our Consolidated Balance Sheet. Goodwill is not amortized but tested for impairment annually each November 1st and at any time when events suggest impairment may have occurred. When required, our goodwill impairment test is performed by comparing the fair value of the Consumer Products reporting unit to its carrying value. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value exceeds the fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.
Long-lived assets. A significant portion of our total assets are invested in our manufacturing facilities. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position, with the potential for material change in valuation if assets are determined to be impaired. Accounting guidance requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, as measured by its undiscounted estimated future cash flows.
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

Pension and postretirement employee benefits. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Three critical assumptions are the discount rate applied to pension plan obligations, the rate of return on plan assets and mortality rates. For other postretirement employee benefit, or OPEB, plans, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations, the assumed health care cost trend rates used in the calculation of benefit obligations and mortality rates.
Note 13, "Savings, Pension and Other Postretirement Employee Benefit Plans," to our consolidated financial statements includes information for the three years ended December 31, 2014, 2013 and 2012, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2014 and 2013.
The discount rate used in the determination of pension benefit obligations and pension expense is determined based on a review of long-term high-grade bonds and management’s expectations. At December 31, 2014, we calculated obligations using a 4.25% discount rate. The discount rates used at December 31, 2013 and 2012 were 5.20% and 4.15%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The long-term rates of return used for the years ended December 31, 2014, 2013 and 2012 were 7.50%, 7.50% and 8.00%, respectively.
Total periodic pension plan expense in 2014 was $6.3 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.5 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan expense by approximately $0.7 million. The actual rates of return on plan assets may vary significantly from the assumptions used because of unanticipated changes in financial markets.
Our company-sponsored pension plans were underfunded by a net $16.9 million at December 31, 2014 and $6.8 million at December 31, 2013. As a result of being underfunded, we may be required to make contributions to our qualified pension plans. In 2014, we contributed $17.0 million to these pension plans. We also contributed $0.5 million to our non-qualified pension plan in 2014. Our cash contributions in 2015 are estimated to be approximately $12 million.
For our OPEB plans, expense for 2014 was $2.6 million. We do not anticipate funding our OPEB plans in 2015 except to pay benefit costs as incurred during the year by plan participants. The discount rates used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, were 4.15%, 5.05% and 4.05% at December 31, 2014, 2013 and 2012, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense was 6.30% in 2014, grading to a range of 4.30% to 4.50% over approximately 70 years.
As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.1 million. A 1% change in the assumption for health care cost trend rates would have affected 2014 plan expense by approximately $0.4 million to $0.5 million and the total postretirement employee obligation by approximately $8.7 million to $10.3 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.
Periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2014 and 2013, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.
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
We have tax jurisdictions located in many areas of the United States and are subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of our consolidated financial statements, management exercises judgment in estimating the potential exposure to unresolved tax matters and applies the guidance pursuant to uncertain tax positions which employs a more likely than not criteria approach for recording tax benefits related to uncertain tax positions. While actual results could vary, in management's judgment, we have adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of December 31, 2014, there were no borrowings outstanding under our revolving credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we have, from time-to-time, partially mitigated through the use of firm price contracts for a portion of the natural gas requirements of our manufacturing facilities. As of December 31, 2014, these contracts covered approximately 57% of the expected average monthly requirements for 2015, including approximately 67% of the expected average monthly requirements for the first quarter.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks

	Expected Maturity Date
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$575,000	$575,000
Average interest rate	—%	—%	—%	—%	—%	4.957%	4.957%
Fair value at December 31, 2014							$558,000

ITEM 8.
Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

PAGE NUMBER
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	41
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012	42
Consolidated Balance Sheets at December 31, 2014 and 2013	43
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	44
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012	45
Notes to Consolidated Financial Statements	46-81
Reports of Independent Registered Public Accounting Firm	82-83

Financial Statement Schedules:
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Dollars in thousands – except per-share amounts)

	For The Years Ended December 31,
	2014	2013	2012
Net sales	$1,967,139	$1,889,830	$1,874,304
Costs and expenses:
Cost of sales	(1,708,840)	(1,671,371)	(1,607,872)
Selling, general and administrative expenses	(130,102)	(119,131)	(121,045)
Loss on divested assets	(40,159)	—	—
Impairment of assets	(8,227)	—	—
Total operating costs and expenses	(1,887,328)	(1,790,502)	(1,728,917)
Income from operations	79,811	99,328	145,387
Interest expense, net	(39,150)	(44,036)	(33,796)
Debt retirement costs	(24,420)	(17,058)	—
Earnings before income taxes	16,241	38,234	111,591
Income tax (provision) benefit	(18,556)	68,721	(47,460)
Net (loss) earnings	$(2,315)	$106,955	$64,131
Net (loss) earnings per common share:
Basic	$(0.11)	$4.84	$2.75
Diluted	(0.11)	4.80	2.72
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	For The Years Ended December 31,
	2014	2013	2012
Net (loss) earnings	$(2,315)	$106,955	$64,131
Other comprehensive (loss) income, net of tax:
Defined benefit pension and other postretirement employee benefits:
Net (loss) gain arising during the period, net of tax of $(15,103), $32,346, and $(6,359)	(23,523)	51,262	(9,780)
Curtailments, net of tax of $ - , $298, and $188	—	471	289
Prior service credit (cost) arising during the period, net of tax of $3,278, $(1,976), and $2,079	5,106	(3,130)	3,199
Amortization of actuarial loss included in net periodic cost, net of tax of $3,836, $5,742, and $4,761	5,975	9,098	7,324
Amortization of prior service credit included in net periodic cost, net of tax of $(772), $(64), and $(806)	(1,202)	(101)	(1,240)
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	(220)
Foreign currency translation amounts reclassified from accumulated other comprehensive loss	874	—	—
Other comprehensive (loss) income, net of tax	(12,770)	57,600	(428)
Comprehensive (loss) income	$(15,085)	$164,555	$63,703
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Dollars in thousands – except share data)

	At December 31,
	2014	2013
ASSETS
Current assets:
Cash	$27,331	$23,675
Restricted cash	1,500	1,500
Short-term investments	50,000	70,000
Receivables, net	133,914	158,874
Taxes receivable	1,255	10,503
Inventories	286,626	267,788
Deferred tax assets	21,760	37,538
Prepaid expenses	4,191	5,523
Total current assets	526,577	575,401
Property, plant and equipment, net	810,987	884,698
Goodwill	209,087	229,533
Intangible assets, net	24,956	40,778
Pension assets	4,738	4,488
Other assets, net	9,583	9,927
TOTAL ASSETS	$1,585,928	$1,744,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$215,826	$190,648
Current liability for pensions and other postretirement employee benefits	7,915	8,778
Total current liabilities	223,741	199,426
Long-term debt	575,000	650,000
Liability for pensions and other postretirement employee benefits	118,464	109,807
Other long-term obligations	56,856	52,942
Accrued taxes	2,696	2,658
Deferred tax liabilities	111,634	124,898
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,056,057 and 24,007,581 shares issued	2	2
Additional paid-in capital	334,074	326,546
Retained earnings	464,324	466,639
Treasury stock, at cost, common shares–4,498,388 and 2,923,640 shares repurchased	(230,000)	(130,000)
Accumulated other comprehensive loss, net of tax	(70,863)	(58,093)
Total stockholders’ equity	497,537	605,094
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,585,928	$1,744,825
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	For The Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(2,315)	$106,955	$64,131
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	90,145	90,272	79,333
Equity-based compensation expense	12,790	10,960	9,703
Impairment of assets	8,227	—	—
Deferred tax provision	13,813	5,629	12,870
Employee benefit plans	2,115	10,131	9,366
Deferred issuance costs and discounts on long-term debt	6,141	4,964	2,010
Loss on divestiture of assets	29,059	—	—
Disposal of plant and equipment, net	959	1,493	2,003
Non-cash adjustments to unrecognized taxes	38	(75,308)	3,275
Changes in working capital, net	(12,248)	(15,022)	61,281
Change in taxes receivable, net	9,248	10,325	(10,828)
Excess tax benefits from equity-based payment arrangements	(864)	—	(15,837)
Change in non-current accrued taxes, net	290	569	960
Funding of qualified pension plans	(16,955)	(15,050)	(20,627)
Other, net	(1,343)	439	1,053
Net cash flows from operating activities	139,100	136,357	198,693
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	20,000	(50,000)	35,001
Additions to plant and equipment	(93,028)	(90,593)	(203,776)
Net proceeds from divested assets	107,740	—	—
Proceeds from sale of assets	975	—	1,035
Cash paid for acquisitions, net of cash acquired	—	—	(9,264)
Net cash flows from investing activities	35,687	(140,593)	(177,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	300,000	275,000	—
Repayment of long-term debt	(375,000)	(150,000)	—
Purchase of treasury stock	(100,000)	(100,000)	(18,650)
Payments for long-term debt issuance costs	(3,002)	(4,837)	(2)
Payment of tax withholdings on equity-based payment arrangements	(1,523)	(4,831)	(13,234)
Excess tax benefits from equity-based payment arrangements	864	—	15,837
Other, net	7,530	—	(1,500)
Net cash flows from financing activities	(171,131)	15,332	(17,549)
Increase in cash	3,656	11,096	4,140
Cash at beginning of period	23,675	12,579	8,439
Cash at end of period	$27,331	$23,675	$12,579
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$34,418	$36,147	$30,086
Cash paid for income taxes	6,851	3,256	18,719
Cash received from income tax refunds	11,867	1,577	2,220
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Changes in accrued plant and equipment	$6,187	$(4,085)	$3,339
Property acquired under capital lease	385	—	—
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2011	23,102	$2	$315,964	$295,553	(333)	$(11,350)	$(115,265)	$484,904
Net earnings	—	—	—	64,131	—	—	—	64,131
Performance share and restricted stock unit awards	739	—	10,937	—	—	—	—	10,937
Pension and OPEB, net of tax of $(137)	—	—	—	—	—	—	(208)	(208)
Amortization of deferred taxes related to actuarial gain on other postretirement employee benefit obligations	—	—	—	—	—	—	(220)	(220)
Purchase of treasury stock	—	—	—	—	(520)	(18,650)	—	(18,650)
Balance, December 31, 2012	23,841	$2	$326,901	$359,684	(853)	$(30,000)	$(115,693)	$540,894
Net earnings	—	—	—	106,955	—	—	—	106,955
Performance share and restricted stock unit awards	167	—	(355)	—	—	—	—	(355)
Pension and OPEB, net of tax of $36,346	—	—	—	—	—	—	57,600	57,600
Purchase of treasury stock	—	—	—	—	(2,071)	(100,000)	—	(100,000)
Balance, December 31, 2013	24,008	$2	$326,546	$466,639	(2,924)	$(130,000)	$(58,093)	$605,094
Net (loss) earnings	—	—	—	(2,315)	—	—	—	(2,315)
Performance share and restricted stock unit awards	48	—	7,528	—	—	—	—	7,528
Pension and OPEB, net of tax of $8,761	—	—	—	—	—	—	(13,644)	(13,644)
Purchase of treasury stock	—	—	—	—	(1,574)	(100,000)	—	(100,000)
Foreign currency translation amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—	—	874	874
Balance, December 31, 2014	24,056	$2	$334,074	$464,324	(4,498)	$(230,000)	$(70,863)	$497,537
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Notes to Consolidated Financial Statements
NOTE 1 Nature of Operations and Basis of Presentation
Clearwater Paper manufactures quality consumer tissue, away-from-home tissue, parent roll tissue, bleached paperboard and pulp at manufacturing facilities across the nation. The company is a premier supplier of private label tissue to major retailers and wholesale distributors, including grocery, drug, mass merchants and discount stores. In addition, the company produces bleached paperboard used by quality-conscious printers and packaging converters. Clearwater Paper's employees build shareholder value by developing strong customer partnerships through quality and service.
Unless the context otherwise requires or unless otherwise indicated, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the company” and “us” refer to Clearwater Paper Corporation and its subsidiaries.
On December 28, 2012, we acquired the assets of a wood chipping facility located in Clarkston, Washington, near our Lewiston, Idaho facility, in an effort to bolster our wood fiber position and obtain cost savings. The total consideration associated with the acquisition was approximately $11 million, which included $1.5 million of contingent consideration paid in cash by the company based on certain performance and indemnity guarantees. We allocated the purchase price to the tangible and amortizable intangible assets acquired based on their estimated fair values at the date of acquisition, resulting in the recognition of approximately $6 million in equipment, $4 million in intangible assets for customer relationships and a $1 million intangible asset for a non-compete agreement with the former owners. No goodwill was recorded.
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston having ceased as of the end of 2013. We incurred $7.2 million of costs associated with the closure, of which $1.3 million was incurred in 2014.
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. In 2014, we incurred $18.8 million of costs associated with the closure.
On December 30, 2014, we sold our specialty business and mills to a private buyer for $108 million in cash, net of sale related expenses and adjustments. The specialty business and mills' production consisted predominantly of machine-glazed tissue and also included parent rolls and other specialty tissue products such as absorbent materials and dark-hued napkins. The sale included five of our former subsidiaries with facilities located at East Hartford, Connecticut; Menominee, Michigan; Gouverneur, New York; St. Catharines, Ontario; and Wiggins, Mississippi.
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

SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of December 31, 2014, we had $1.5 million of restricted cash classified as current and $2.3 million of restricted cash classified as non-current on our Consolidated Balance Sheet. As of December 31, 2013, substantially all restricted cash balances were classified as current and included in "Restricted cash" on our Consolidated Balance Sheet.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of December 31, 2014 and 2013, we had allowances for doubtful accounts of $1.4 million and $1.9 million, respectively, which decreased primarily as a result of the sale of our specialty business and mills. Bad debt expense, net, charged to selling, general and administrative expenses during 2014, 2013 and 2012 was $0.1 million, $1.5 million and $0.2 million, respectively. All other activity impacting the allowance for doubtful accounts was immaterial for all periods.
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
We review the carrying value of our property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. An impairment of property, plant and equipment exists when the carrying value is not considered to be recoverable through future undiscounted cash flows from operations and the carrying value of the assets exceeds the estimated fair value. During the first quarter of 2014, we permanently closed our Consumer Products segment's Long Island converting and distribution facility. As a result of this closure, we impaired certain plant and equipment. In addition, as a result of the December 30, 2014 sale of our specialty business and mills, certain property, plant and equipment associated with the divested mills were written off and included in our loss on divested assets. See Note 4, "Asset Divestiture" and Note 6, "Property, Plant and Equipment" for further discussion.
INTANGIBLE ASSETS
We use estimates in determining and assigning the fair value of the useful lives of intangible assets, the amount and timing of related future cash flows and fair values of the related operations. Our intangible assets have definite lives and are amortized over their estimated useful lives. We assess our intangible assets for impairment annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.
We recorded intangible assets as a result of our acquisition of Cellu Tissue Holdings, Inc., or Cellu Tissue, on December 27, 2010. We also recorded intangible assets as a result of our December 2012 acquisition of a wood chipping facility. During the first quarter of 2014, we permanently closed our Consumer Products segment's Long Island converting and distribution facility. As a result of this closure, we impaired certain intangible assets. In addition, during the fourth quarter of 2014 we determined that a customer relationship intangible asset related to our Pulp and Paperboard segment's wood chipping facility was fully impaired. Also, as a result of the December 30, 2014, sale of our specialty business and mills, certain intangible assets associated with the divested mills were written off and included in our loss on divested assets. See Note 4, "Asset Divestiture" and Note 7, "Goodwill and Intangible Assets" for further discussion.

GOODWILL
Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. We use estimates in determining and assigning the fair value of goodwill, including the amount and timing of related future cash flows and fair values of the related operations. Goodwill is not amortized but is tested for impairment annually as of November 1, as well as any time when events suggest impairment may have occurred. In the event the carrying value of the reporting unit in which our goodwill is assigned exceeds the estimated fair value of that reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit exceeds its implied fair value.
As a result of our acquisition of Cellu Tissue in December 2010, we recorded $229.5 million of goodwill as included on our Consolidated Balance Sheet as of December 31, 2013. All of the recorded goodwill was assigned to our Consumer Products segment and reporting unit. As a result of the December 30, 2014, sale of our specialty business and mills, a certain portion of goodwill was allocated to the divested mills and included in our loss on divested assets, see Note 4, "Asset Divestiture" and Note 7, "Goodwill and Intangible Assets" for further discussion. As of December 31, 2014, we had $209.1 million of goodwill included on our Consolidated Balance Sheet.
PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Three critical assumptions are the discount rate applied to pension plan obligations, the rate of return on plan assets and mortality rates. For other postretirement employee benefit, or OPEB, plans, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations, the assumed health care cost trend rates used in the calculation of benefit obligations and mortality rates. We also participate in multiemployer defined benefit pension plans. We make contributions to these multiemployer plans, as well as make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees.
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
Periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2014 and 2013, long-term assets are recorded for overfunded single-employer plans and liabilities are recorded for underfunded single-employer plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded single-employer plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.
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
REVENUE RECOGNITION
We recognize net sales when there is persuasive evidence of a sales agreement, the price to the customer is fixed and determinable, collection is reasonably assured, and title and the risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed. Revenue is recognized at shipment for sales when shipping terms are free on board, or FOB, shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. Revenue from both domestic and foreign sales of our products can involve shipping terms of either FOB shipping point or FOB destination or other shipping terms, depending upon the sales agreement with the customer.
We did not have any single customer that accounted for 10% or more of our total net sales in either 2014 or 2012. In 2013, we had one customer in the Consumer Products segment, the Kroger Company, that accounted for approximately $204 million, or 10.8%, of our total company net sales.
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
ENVIRONMENTAL
As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities that are not within the scope of specific authoritative guidance related to accounting for asset retirement obligations or conditional asset retirement obligations are established in accordance with guidance related to accounting for contingencies. We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities. Currently, we are not aware of any material environmental liabilities and have accrued only for specific costs related to environmental matters that we have determined are probable and for which an amount can be reasonably estimated. Fees for professional services associated with environmental and legal issues are expensed as incurred.
STOCKHOLDERS’ EQUITY
On December 15, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
On February 5, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed this program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share under this program.
On January 17, 2013, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock, which was completed in 2013. Under this program, we repurchased 1,039,513 shares of our outstanding common stock under an accelerated stock buyback agreement with a major financial institution at an average repurchase price of $48.10 per share. We also made repurchases of 1,030,657 shares of our outstanding common stock on the open market at a total cost of $50 million, representing an an average price of $48.51 per share, under this program.

DERIVATIVES
We had no activity during the years ended December 31, 2014, 2013 and 2012 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of December 31, 2014, these contracts covered approximately 57% of the expected average monthly requirements for 2015, including approximately 67% of the expected average monthly requirements for the first quarter. For the years ended December 31, 2014, 2013 and 2012, approximately 58%, 16% and 29%, respectively, of our natural gas volumes were supplied through firm price contracts. These contracts qualify for treatment as “normal purchases or normal sales” under authoritative guidance and thus require no mark-to-market adjustment.
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
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends and raises the threshold of a disposal transaction that qualifies as a discontinued operation, as well as requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This standard is effective prospectively for all disposals of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. We adopted this guidance in 2014; see Note 4, "Asset Divestiture."
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
NOTE 4 Asset Divestiture
Specialty Business and Mills Divestiture
On December 30, 2014, we simultaneously announced and completed the sale of our specialty business and mills, which includes our former Menominee, Michigan; St. Catharines, Ontario; East Hartford, Connecticut; Gouverneur, New York; and Wiggins, Mississippi manufacturing, converting and distribution sites from our Consumer Products reporting segment for net proceeds of approximately $108 million. We assessed the sale of our specialty business and mills under the relevant authoritative accounting guidance related to discontinued operations reporting and concluded that this divestiture of assets does not qualify for discontinued operations reporting as the divestiture does not constitute a disposal of a component of our Consumer Products reporting segment. Furthermore, we concluded during our assessment that the sale of our specialty business and mills does not represent either a strategic shift in the Consumer Products segment, nor does it represent a major impact on our operations and financial results. Rather, consistent with our long-term corporate strategy, the sale of the specialty business and mills is intended to sharpen our Consumer Products segment's focus on its core retail businesses by investing net proceeds from the sale into capital projects within our Consumer Products segment.

In total, $40.2 million was recorded as "Loss on divested assets" and included as a component of operating income within our Consolidated Statement of Operations, as well as a component of our Consumer Products segment's operating income as disclosed in Note 18, “Segment Information.” Among other charges, the loss on divested assets included a $20.4 million write-off of goodwill, which was originally recorded in connection with the Cellu Tissue acquisition and was allocated to the sale of the specialty business and mills. Consistent with authoritative guidance, the goodwill was allocated to our divested assets by estimating the fair value of the specialty business compared to the estimated fair value of the Consumer Products reporting unit, which was then used to estimate the percentage of goodwill to allocate to the sale of this business. In addition, "Loss on divested assets" within our Consolidated Statement of Operations included a $4.9 million intangible asset write-off related to certain identifiable customer relationship and trade name and trademark intangibles associated with the divested mills. Both the goodwill and intangible asset charges are discussed further in Note 7, “Goodwill and Intangible Assets."
In total, $105.7 million of assets were sold, consisting primarily of $86.7 million of property, plant and equipment and $18.0 million of inventory. As part of the sales transaction, we also agreed to certain brokerage and service arrangements totaling approximately $6.0 million to be recognized over the next five years. Furthermore, as a result of this sale we have recorded restricted cash balances totaling $3.8 million on our December 31, 2014 Consolidated Balance Sheet, which include contingencies related to certain indemnity and working capital guarantees.
NOTE 5 Inventories

(In thousands)	December 31, 2014	December 31, 2013
Pulp, paperboard and tissue products	$188,760	$182,715
Materials and supplies	74,916	69,836
Logs, pulpwood, chips and sawdust	22,950	15,237
	$286,626	$267,788
At December 31, 2014, our inventories are stated at the lower of market or current average cost using the average cost method.
NOTE 6 Property, Plant and Equipment

(In thousands)	December 31, 2014	December 31, 2013
Machinery and equipment	$1,830,245	$1,937,914
Buildings and improvements	311,468	304,971
Land improvements	46,652	54,277
Office and other equipment	21,832	11,951
Land	7,221	11,827
Construction in progress	43,668	40,204
	$2,261,086	$2,361,144
Less accumulated depreciation and amortization	(1,450,099)	(1,476,446)
	$810,987	$884,698
The December 31, 2014 and 2013 buildings and improvements and machinery and equipment combined balances include $24.6 million and $24.1 million, respectively, associated with capital leases.
Depreciation expense, including amounts associated with capital leases, totaled $83.6 million, $83.3 million and $74.6 million in 2014, 2013 and 2012, respectively. We did not capitalize any interest during 2014 and 2013. For 2012 we capitalized $12.6 million of interest expense associated with our TAD tissue expansion project, which included the construction of our new tissue manufacturing and converting facilities in Shelby, North Carolina, and upgrades to our tissue manufacturing facility in Las Vegas, Nevada.

Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets. During the first quarter of 2014, we permanently closed our Long Island converting and distribution facility. As a result of this closure, we considered an outside third party's appraisal in assessing the recoverability of the facility's long-lived plant and equipment based on available market data for comparable assets sold through private party transactions. Based on this assessment, we determined the carrying amounts of certain long-lived plant and equipment related to the Long Island facility exceeded their fair value. As a result, we recorded $3.8 million of non-cash impairment charges to our accompanying Consolidated Statement of Operations in the year ended December 31, 2014. In addition, on December 30, 2014 we completed the sale of our specialty business and mills, which included $86.7 million of net property, plant and equipment. This event did not impact the recoverability of our remaining long-lived assets. For additional discussion regarding the sale of our specialty business and mills, see Note 4, "Asset Divestiture." There were no other such events or changes in circumstances that impacted our remaining long-lived assets.
NOTE 7 Goodwill and Intangible Assets
The carrying amount of goodwill is reviewed at least annually for impairment as of November 1. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit is greater than zero and its estimated fair value exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. For the purpose of goodwill impairment testing, we identify two reporting units, Consumer Products and Pulp and Paperboard, the same as our two reportable operating segments (see Note 18, "Segment Information"). All of the recorded goodwill is assigned to our Consumer Products reporting unit.
As of November 1, 2014 and 2013, we performed calculations of both a discounted cash flow and market-based valuation model for our Consumer Products reporting unit. The assumptions used in these models allowed us to evaluate the estimated fair value of our reporting unit. The determination of these assumptions required significant estimates on our part. Due to the inherent uncertainty involved in making such estimates, actual results could differ from those assumptions. However, we evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the estimated fair value of our reporting unit for reasonableness. Upon completion of this exercise, we concluded that the estimated fair value of the Consumer Products reporting unit exceeded its carrying amount. We determined that no further testing was necessary and did not record any impairment loss on our goodwill for the years ended December 31, 2014 and 2013.
On December 30, 2014, we simultaneously announced and completed the sale of our Consumer Products reporting unit's specialty business and mills. We considered the sale to be highly probable during our annual goodwill review and as such included its impact in estimating the fair value of the Consumer Products reporting unit, concluding that this event did not require additional impairment testing. However, consistent with authoritative guidance we allocated a portion of our goodwill to the specialty business and mills sold. As a result, we recorded a $20.4 million write-off of goodwill, which was originally recorded in connection with the Cellu Tissue acquisition and was allocated to the sale of the specialty mills business. In addition, certain of our customer relationships and trade name and trademarks intangible assets were associated with our divested specialty business and mills, and as a result we recorded a $4.9 million write-off of these assets. These charges are included in "Loss on divested assets" within our accompanying Consolidated Statement of Operations. For additional discussion regarding the sale of our specialty business and mills, see Note 4, "Asset Divestiture."
Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 2.5 to 10 years. Authoritative guidance requires that the carrying amount of a long-lived asset with a definite life that is held-for-use be evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount.
During the first quarter of 2014, we permanently closed our Consumer Products segment's Long Island converting and distribution facility. As a result of this closure, we performed an assessment of the recoverability of our intangible assets associated with this facility. It was determined that the carrying amounts of certain trade names and trademarks related to the Long Island facility were exceeding their fair value. As a result, we recorded a $1.3 million non-cash impairment charge in our accompanying Consolidated Statement of Operations. Fully amortized non-compete agreements related to the Long Island facility were also disposed during the facility closure.

During the fourth quarter of 2014, we evaluated the recoverability of our remaining intangible assets under the income approach and noted that a customer relationship intangible asset relating to our Pulp and Paperboard segment's wood chipping facility was fully impaired. As a result, we recorded an additional non-cash impairment charge of $3.1 million in our accompanying Consolidated Statement of Operations.
During 2013, we permanently closed our Thomaston converting and distribution facility and finalized this closure in 2014. This closure did not require an assessment of recoverability on our assets as all converting lines were relocated and installed at our other facilities. There were no other such events or changes in circumstances that required us to assess whether our definite-lived intangible assets were impaired for the years ended December 31, 2014 and 2013. We do not have any indefinite-lived intangible assets recorded from acquisitions.
Intangible assets at the balance sheet dates are comprised of the following:

	December 31, 2014
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(18,223)	$22,778
Trade names and trademarks	10.0	3,286	(1,314)	1,972
Non-compete agreements	5.0	1,189	(983)	206
Total intangible assets		$45,476	$(20,520)	$24,956

	December 31, 2013
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$53,957	$(17,234)	$36,723
Trade names and trademarks	10.0	5,300	(1,590)	3,710
Non-compete agreements	2.5 - 5.0	1,674	(1,329)	345
Total intangible assets		$60,931	$(20,153)	$40,778
As of December 31, 2014, estimated future amortization expense related to intangible assets is as follows (in thousands):

Years ending December 31,	Amount
2015	$4,967
2016	4,946
2017	4,946
2018	4,884
2019	4,884
Thereafter	329
Total	$24,956

NOTE 8 Income Taxes
Earnings (loss) before income taxes is comprised of the following amounts in each tax jurisdiction:

(In thousands)	2014	2013	2012
United States	$16,253	$38,900	$111,278
Canada	(12)	(666)	313
Earnings before income taxes	$16,241	$38,234	$111,591
The income tax provision (benefit) is comprised of the following:

(In thousands)	2014	2013	2012
Current
Federal	$2,355	$(75,119)	$27,724
State	1,872	506	6,637
Foreign	516	263	229
	4,743	(74,350)	34,590
Deferred
Federal	11,432	10,177	16,243
State	2,381	(4,423)	(3,180)
Foreign	—	(125)	(193)
	13,813	5,629	12,870
Income tax provision (benefit)	$18,556	$(68,721)	$47,460
The income tax provision or benefit differs from the amount computed by applying the statutory federal income tax rate of 35.0% to earnings before income taxes due to the following:

(In thousands)	2014	2013	2012
Computed expected tax provision	$5,685	$13,381	$39,063
State and local taxes, net of federal income tax impact	1,543	1,279	4,398
Adjustment for state deferred tax rate	1,546	(762)	(742)
State investment tax credits	(1,039)	(2,263)	(9,077)
Federal credits and net operating losses	(485)	(10,234)	4,121
Federal manufacturing deduction	(674)	—	(3,288)
Uncertain tax positions	355	(69,144)	4,801
Loss on divested assets	10,554	—	—
State attribute true up	(2,874)	—	—
New York state attribute true up	1,654	—	—
Change in valuation allowances	2,346	(1,334)	6,932
U.S. tax provision on foreign operations	—	67	(33)
Other, net	(55)	289	1,285
Income tax provision (benefit)	$18,556	$(68,721)	$47,460
Effective tax rate	114.3%	(179.7)%	42.5%
As a result of the sale of our specialty business and mills, which included our Canadian subsidiary, we recognized a gain due to a basis difference of approximately $12.5 million for which no deferred liability had been previously recognized based upon our assertion to permanently reinvest in foreign operations. Additionally, as a result of the divestiture, there was a write-off of goodwill of approximately $20.4 million for which there was no tax basis. These items were offset by foreign tax credits generated through the sale.

During the year ended December 31, 2014, we recorded discrete expense for a reduction in our blended state tax rate as well as adjustments to New York state specific deferred items. These changes were due to amendments we made to our New York state return filings as a result of changes in New York state tax laws. In reviewing the changes in the tax laws, we identified that, in prior years, we had not applied the proper apportionment factor when certain New York state net operating loss carryforwards were generated, which resulted in a $2.9 million overstatement. We corrected this in the second quarter of 2014 by including the overstatement as a discrete item within state rate adjustments due to immateriality.
We have tax benefits relating to equity-based compensation that are being utilized to reduce our U.S. taxable income. As of December 31, 2014 and December 31, 2013, we had a total amount of excess tax benefits that were not recognized on our Consolidated Balance Sheet of approximately $2.8 million and $2.3 million, respectively, that will be credited to additional paid-in capital when cash tax benefits are realized according to our “with-and-without” or “incremental” accounting policy method.
The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(In thousands)	2014	2013
Deferred tax assets:
Employee benefits	$8,270	$8,612
Postretirement employee benefits	40,940	41,515
Incentive compensation	9,354	8,937
Inventories	6,716	5,898
Pensions	7,238	152
Federal and state credit carryforwards	23,759	27,597
Net operating losses	3,192	13,930
Other	9,384	7,390
Total deferred tax assets	$108,853	$114,031
Valuation allowance	(15,969)	(13,622)
Deferred tax assets, net of valuation allowance	$92,884	$100,409
Deferred tax liabilities:
Plant and equipment	$(178,531)	$(178,227)
Intangible assets	(4,227)	(9,542)
Total deferred tax liabilities	(182,758)	(187,769)
Net deferred tax liabilities	$(89,874)	$(87,360)

Net deferred tax assets and liabilities consist of:

(In thousands)	2014	2013
Current deferred tax assets	$21,760	$37,538
Current deferred tax liabilities	—	—
Net current deferred tax assets	21,760	37,538
Non-current deferred tax assets	71,124	62,871
Non-current deferred tax liabilities	(182,758)	(187,769)
Net non-current deferred tax liabilities	(111,634)	(124,898)
Net deferred tax liabilities	$(89,874)	$(87,360)
In the years ended December 31, 2014, 2013 and 2012, we recorded an expense of $1.5 million, and benefits of $0.7 million and $0.7 million, respectively, reflecting a remeasurement of state deferred tax assets and liabilities using anticipated tax rates that will be in effect when the underlying assets and liabilities will reverse.

As of December 31, 2014, we had deferred tax assets arising from deductible temporary differences, tax losses and tax credits of approximately $108.9 million before the offset of certain deferred tax liabilities. With the exception of certain deferred tax assets related to federal foreign tax credits, state tax losses and state tax credits totaling $16.0 million, management believes it is more likely than not that forecasted income, together with the tax effect of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.
During 2014, the valuation allowance for deferred tax assets increased by $2.4 million. We decreased the valuation allowances for state tax losses $0.6 million and increased the valuation allowances for state tax credits by $1.9 million. We also increased the valuation allowance relating to foreign tax credits by $1.1 million. These three items were recorded as a deferred tax expense to the income tax provision.
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
During the fourth quarter of 2012, the Internal Revenue Service, or IRS, commenced an audit of our tax returns for the tax years ending December 31, 2008 through December 31, 2012. The audit was finalized during the third quarter of 2014. As a result, we recognized an additional deferred tax asset of $1.5 million and an associated benefit to the rate.
During the second quarter of 2013, the IRS commenced an audit of our wholly owned subsidiary Cellu Tissue Holdings, Inc, or Cellu Tissue and its subsidiaries for the year ended December 27, 2010; the period immediately before our acquisition of Cellu Tissue. During the first quarter of 2014, we successfully closed the audit of Cellu Tissue.
Tax years subject to examination by major taxing jurisdictions are as follows:

Jurisdiction	Years
United States	2009 - 2014
Canada	2011 - 2014
Arkansas	2011 - 2014
California	2010 - 2014
Georgia	2010 - 2014
Idaho	2011 - 2014
Illinois	2008 - 2014
Wisconsin	2010 - 2014

Tax credits and losses subject to expiration by major taxing jurisdictions are as follows (dollars in thousands):

Jurisdiction	Gross Values	Years
United States
Foreign tax credits	$5,488	2016 - 2024
Cellulosic biofuel credits	1,903	2015
Other federal tax credits	927	2026 - 2033
Connecticut tax losses	16,358	2018 - 2033
Georgia tax losses	3,829	2027 - 2033
Idaho tax credits	5,262	2014 - 2027
North Carolina tax credits	17,974	2015 - 2017
Oklahoma tax losses	45,805	2030 - 2033
A review of our uncertain income tax positions at December 31, 2014 and 2013 indicates that liabilities are required to be recorded for gross unrecognized tax benefits following authoritative accounting guidance. The following presents a roll forward of our unrecognized tax benefits and associated interest and penalties, as included in the Accrued taxes line item in non-current liabilities in our Consolidated Balance Sheets.

(In thousands)	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at January 1, 2013	$72,004	$6,695	$78,699
Decrease in prior year tax positions	(69,816)	(5,397)	(75,213)
Decrease due to settlements	(525)	(777)	(1,302)
Increase in current year tax positions	469	5	474
Balance at December 31, 2013	$2,132	$526	$2,658
Decrease in prior year tax positions	(157)	(301)	(458)
Increase in current year tax positions	431	65	496
Balance at December 31, 2014	$2,406	$290	$2,696
We have operations in many states within the U.S. and are subject, at times, to tax audits in these jurisdictions. These tax audits by their nature are complex and can require multiple years to resolve. The final resolution of any such tax audits could result in either a reduction of our accruals or an increase in our income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2009. We regularly evaluate, assess and adjust these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Although the timing of resolution of audits is not certain, we evaluate all audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimate that it is reasonably possible the total gross unrecognized tax benefits could decrease by approximately $1 million within the next 12 months.
In 2013, we recorded a total reduction to the reserve for uncertain tax positions materially related to tax positions concerning the Alternative Fuel Mixture Tax Credit, or AFMTC. The reduction, net of deferred tax assets associated with this position, totaled $69.1 million. The reduction was the result of a memorandum released by the IRS, which concluded that the AFMTC was not subject to taxation.
Unrecognized tax benefits net of related deferred tax assets at December 31, 2014, if recognized, would favorably impact our effective tax rate by decreasing our tax provision by $2.7 million. We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2014, 2013, and 2012 we accrued interest and no penalties of $0.1 million, $2.0 million and $1.9 million, respectively, in our income tax provision.
NOTE 9 Accounts Payable and Accrued Liabilities

(In thousands)	December 31, 2014	December 31, 2013
Trade accounts payable	$122,856	$108,192
Accrued wages, salaries and employee benefits	41,880	38,563
Accrued interest	12,173	9,691
Accrued discounts and allowances	10,026	6,410
Accrued utilities	6,959	8,309
Accrued taxes other than income taxes payable	5,622	6,322
Other	16,310	13,161
	$215,826	$190,648

NOTE 10 Debt
ISSUANCE OF $300 MILLION SENIOR NOTES DUE 2025 AND REDEMPTION OF $375 MILLION SENIOR NOTES DUE 2018
On July 29, 2014 we issued $300 million aggregate principal amount of senior notes, which we refer to as the 2014 Notes. The 2014 Notes mature on February 1, 2025, have an interest rate of 5.375% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $298 million after deducting offering expenses. We redeemed all of our $375 million aggregate principal amount of senior notes issued on October 22, 2010, which we refer to as the 2010 Notes, using the net proceeds from the 2014 Notes along with company funds and a $37 million draw from our senior secured revolving credit facility during the third quarter of 2014.
The 2010 Notes had a maturity date of November 1, 2018, and an interest rate of 7.125%. On August 28, 2014, we redeemed all of the 2010 Notes at a redemption price equal to 100% of the principal amount of $375 million and a “make whole” premium of $17.6 million plus accrued and unpaid interest of $8.7 million, for an aggregate amount of $401.3 million. The make whole premium and a portion of the unpaid interest, as well as a $4.6 million non-cash charge relating to the unamortized deferred issuance costs associated with the 2010 Notes, were recorded as components of "Debt retirement costs" and included in our Consolidated Statement of Operations.
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
We had the option to redeem all or a portion of the 2009 Notes at any time prior to June 15, 2013 at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium and accrued and unpaid interest. On February 22, 2013, we exercised our option to redeem all of the 2009 Notes at a redemption price equal to approximately $166 million, which consisted of 100% of the principal amount, plus a $12.6 million “make whole” premium and accrued and unpaid interest of approximately $3.0 million. The make whole premium and a portion of the unpaid interest, as well as an unamortized discount and deferred issuance costs associated with the 2009 Notes, were recorded as components of "Debt retirement costs" totaling $17.1 million in the first quarter of 2013, as included in the accompanying Consolidated Statement of Operations. Proceeds to fund the redemption of the 2009 Notes were made available through the sale of $275 million aggregate principal amount of senior notes on January 23, 2013, which we refer to as the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $271 million after deducting offering expenses.

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
As of December 31, 2014, there were no borrowings outstanding under the credit facility, but $7.8 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of December 31, 2014, we would have been permitted to draw $117.2 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of December 31, 2014, the fixed charge coverage ratio for the most recent four quarters was 1.1-to-1.0.
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
NOTE 11 Other Long-Term Obligations

(In thousands)	December 31, 2014	December 31, 2013
Long-term lease obligations, net of current portion	$24,805	$24,815
Deferred compensation	14,609	14,149
Deferred proceeds	12,360	11,205
Other	5,082	2,773
	$56,856	$52,942

NOTE 12 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2013	$(874)	$(57,219)	$(58,093)
Other comprehensive income before reclassifications	—	4,773	4,773
Amounts reclassified from accumulated other comprehensive loss	874	(18,417)	(17,543)
Other comprehensive income, net of tax[2]	874	(13,644)	(12,770)
Balance at December 31, 2014	$—	$(70,863)	$(70,863)

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2012	$(874)	$(114,819)	$(115,693)
Other comprehensive income before reclassifications	—	9,468	9,468
Amounts reclassified from accumulated other comprehensive loss	—	48,132	48,132
Other comprehensive income, net of tax[2]	—	57,600	57,600
Balance at December 31, 2013	$(874)	$(57,219)	$(58,093)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our former Canadian subsidiary before its functional currency was changed from Canadian dollars to U.S. dollars in 2012. As a result of the divestiture of our specialty business and mills, this balance was written-off and included in our net loss on divested assets.

[2]
For the year ended December 31, 2014, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive loss and reclassified from accumulated other comprehensive loss, or AOCL, included $38.6 million of net loss on plan assets, $9.8 million of actuarial loss amortization, $8.4 million of prior service credit arising during the period and $2.0 million of prior service credit amortization, less total tax of $8.8 million. For the year ended December 31, 2013, net periodic costs associated with our pension and OPEB plans included in other comprehensive income and reclassified from AOCL included $83.6 million of net gain on plan assets, $14.8 million of actuarial loss amortization, $5.1 million of prior service costs arising during the period, $0.2 million of prior service credit amortization and $0.8 million of curtailments, less total tax of $36.3 million. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 13, “Savings, Pension and Other Postretirement Employee Benefit Plans.”

NOTE 13 Savings, Pension and Other Postretirement Employee Benefit Plans
Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans including company-sponsored and multiemployer plans, and Other Postretirement Employee Benefit, or OPEB, plans, each of which is discussed below.
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. In 2014, 2013 and 2012, we made matching 401(k) contributions on behalf of employees of $17.4 million, $16.8 million and $14.9 million, respectively.
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
Funded Status of Company-Sponsored Plans
As required by current standards governing the accounting for defined benefit pension and other postretirement plans, we recognized the funded status of our company-sponsored plans on our Consolidated Balance Sheets at December 31, 2014 and 2013. The funded status is measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement employee benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement employee benefit obligation. We use a December 31 measurement date for our benefit plans.
The changes in benefit obligation, plan assets and funded status for company-sponsored benefit plans as of December 31 are as follows:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2014	2013	2014	2013
Benefit obligation at beginning of year	$293,388	$333,257	$107,327	$134,618
Service cost	1,390	1,738	454	552
Interest cost	14,825	13,375	4,565	4,730
Plan changes	—	—	(8,384)	5,106
Actuarial losses (gains)	47,548	(36,859)	7,039	(30,322)
Medicare Part D subsidies received	—	—	123	308
Benefits paid	(19,150)	(18,123)	(6,409)	(7,665)
Benefit obligation at end of year	338,001	293,388	104,715	107,327
Fair value of plan assets at beginning of year	286,598	254,556	20	19
Actual return on plan assets	36,157	34,779	—	1
Employer contribution	17,450	15,386	—	—
Benefits paid	(19,150)	(18,123)	—	—
Fair value of plan assets at end of year	321,055	286,598	20	20
Funded status at end of year	$(16,946)	$(6,790)	$(104,695)	$(107,307)

The December 31, 2014 pension and OPEB benefit obligations were unfavorably affected by lower discount rates and the adoption of new mortality tables.
Amounts recognized in the Consolidated Balance Sheets:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2014	2013	2014	2013
Noncurrent asset	$4,738	$4,488	$—	$—
Current liabilities	(438)	(364)	(7,477)	(8,414)
Noncurrent liabilities	(21,246)	(10,914)	(97,218)	(98,893)
Net amount recognized	$(16,946)	$(6,790)	$(104,695)	$(107,307)
Pre-tax amounts recognized in Accumulated Other Comprehensive Loss as of December 31 consist of:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2014	2013	2014	2013
Net loss (gain)	$130,708	$109,218	$1,410	$(5,915)
Prior service cost (credit)	103	308	(7,101)	(896)
Net amount recognized	$130,811	$109,526	$(5,691)	$(6,811)
Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In thousands)	2014	2013
Projected benefit obligation	$338,001	$293,388
Accumulated benefit obligation	338,001	293,388
Fair value of plan assets	321,055	286,598
Pre-tax components of net periodic cost and other amounts recognized in Other Comprehensive (Loss) Income for the years ended December 31 were as follows:
Net Periodic Cost:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2014	2013	2012	2014	2013	2012
Service cost	$1,390	$1,738	$2,485	$454	$552	$693
Interest cost	14,825	13,375	14,693	4,565	4,730	5,815
Expected return on plan assets	(20,196)	(18,352)	(19,685)	—	—	—
Amortization of prior service cost (credit)	205	337	634	(2,179)	(502)	(2,680)
Amortization of actuarial loss (gain)	10,097	14,840	12,085	(286)	—	—
Curtailments	—	769	477	—	—	—
Net periodic cost	$6,321	$12,707	$10,689	$2,554	$4,780	$3,828

Other amounts recognized in Other Comprehensive (Loss) Income:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2014	2013	2012	2014	2013	2012
Net loss (gain)	$31,587	$(53,285)	$12,989	$7,039	$(30,323)	$3,150
Curtailments	—	(769)	(477)	—	—	—
Prior service (credit) cost	—	—	—	(8,384)	5,106	(5,278)
Amortization of prior service (cost) credit	(205)	(337)	(634)	2,179	502	2,680
Amortization of actuarial (loss) gain	(10,097)	(14,840)	(12,085)	286	—	—
Total recognized in other comprehensive loss (income)	$21,285	$(69,231)	$(207)	$1,120	$(24,715)	$552
Total recognized in net periodic cost and other comprehensive loss (income)	$27,606	$(56,524)	$10,482	$3,674	$(19,935)	$4,380
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year are $12.3 million and $0.1 million, respectively. The estimated prior service credit for the OPEB plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year is $2.2 million.
During 2014, $6.6 million of net periodic pension and OPEB costs were charged to "Cost of sales," and $2.3 million were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations, as compared to $14.2 million and $3.3 million, respectively, during 2013.
The Medicare Prescription Drug Improvement and Modernization Act of 2003 introduced a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Our actuaries determined that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. During 2014 and 2013, we received subsidy payments totaling $0.1 million and $0.3 million for each respective year.
Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.25%	5.20%	4.15%	4.15%	5.05%	4.05%
Weighted average assumptions used to determine the net periodic cost for the years ended December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2014	2013	2012	2014	2013	2012
Discount rate	5.20%	4.15%	4.90%	5.05%	4.05%	4.95%
Expected return on plan assets	7.50	7.50	8.00	—	—	—
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

The assumed health care cost trend rate used to calculate OPEB obligations and expense was 6.30% in 2014, grading to a range of 4.30% to 4.50% over approximately 70 years. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$493	$(414)
Effect on postretirement employee benefit obligation	10,277	(8,657)
The investments of our defined benefit pension plans are held in a Master Trust. The assets of our OPEB plans are held within an Internal Revenue Code section 401(h) account for the payment of retiree medical benefits within the Master Trust.
As of December 31, 2014, the Master Trust no longer has a securities lending agreement.
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
There have been no changes in the methodologies used during 2014, however, in 2014, a majority of our investments were transferred into a common and collective trust. Investments in common and collective trust funds, hedge funds and liquidating trusts that maintain investments in mortgage-backed securities are generally valued based on their respective net asset value, or NAV, (or its equivalent), as a practical expedient to estimate fair value due to the absence of readily available market prices. Investments that may be fully redeemed at NAV in the near-term are generally classified as Level 2.
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

The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,023	$—	$—	$2,023
Common and collective trust:
Collective investment funds	—	319,032	—	319,032
Total investments at fair value	$2,023	$319,032	$—	$321,055

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,314	$—	$—	$4,314
Common and collective trusts:
International small cap	—	15,845	—	15,845
Global/International equity	—	21,198	—	21,198
International equity emerging markets	—	17,809	—	17,809
Common stocks:
Industrials	9,307	—	—	9,307
Energy	2,663	—	—	2,663
Consumer	8,002	—	—	8,002
Healthcare	6,013	—	—	6,013
Finance	11,566	—	—	11,566
Utilities	1,711	—	—	1,711
Information technology	8,785	—	—	8,785
Foreign	6,175	—	—	6,175
Mutual funds:
Foreign large blend	18,492	—	—	18,492
Long-term bond fund	137,031	—	—	137,031
Mid-cap growth fund	18,009	—	—	18,009
Subtotal	$232,068	$54,852	$—	$286,920
Payable held under securities lending agreement				(322)
Total investments at fair value				$286,598
Our OPEB plan had approximately $20,000 held in cash and equivalents at December 31, 2014, which were categorized as level 1.
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
The investment policy includes guidelines for specific categories of equity and fixed income securities. Assets are managed by professional investment managers who are expected to achieve a reasonable rate of return over a market cycle. Long-term performance is a fundamental tenet of the policy.

The general policy states that plan assets would be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management is to maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revising long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets, avoid the risk of large losses and also attempt to preserve the funded status of the plans. Major steps taken to provide this protection included:

▪	Assets are diversified among various asset classes, such as domestic equities, international equities, fixed income and cash. The long-term asset allocation ranges are as follows:

Domestic equities	14%-22%
International equities, including emerging markets	13%-22%
Corporate bonds	50%-70%
Liquid reserves	0%-5%
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
As of December 31, 2014, ten active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the Benefits Committee.
In 2014, we contributed $17.0 million to our qualified pension plans. Our cash contributions in 2015 are estimated to be approximately $12 million. We also contributed $0.5 million to our non-qualified pension plan in 2014. We are not required to make contributions to our qualified pension plans during 2015, and we do not anticipate funding our OPEB plans in 2015 except to pay benefit costs as incurred during the year by plan participants..
Estimated future benefit payments are as follows for the years indicated:

(In thousands)	Pension Benefit Plans	Other Postretirement Employee Benefit Plans
2015	$19,023	$7,497
2016	19,318	7,794
2017	19,683	7,728
2018	20,055	7,781
2019	20,543	7,526
2020-2023	104,772	31,412

Multiemployer Defined Benefit Pension Plans
Hourly employees at two of our manufacturing facilities participate in multiemployer defined benefit pension plans: the PACE Industry Union-Management Pension Fund, or PIUMPF, which is managed by United Steelworkers, or USW, Benefits; and the International Association of Machinist & Aerospace Workers National Pension Fund, or IAM NPF. We make contributions to these plans, as well as make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is also managed by USW Benefits. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:

▪	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

▪	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

▪
Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed a withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on information as of December 31, 2013 provided by PIUMPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF in 2014 would have been in excess of $72 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.

Our participation in these plans for the annual period ended December 31, 2014, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2014 and 2013 is for a plan’s year-end as of December 31, 2014 and December 31, 2013, respectively. The zone status is based on information we received from the plans and is certified by each plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Funding Improvement Plan, or FIP, or a Rehabilitation Plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2013, the contribution rates for the IAM NFP plan increased to $4.00 an hour, up from $3.25 an hour in 2012, affecting the comparability of the contributions year over year. In 2011, contribution rates for PIUMPF were increased as part of the RP in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. We were listed in PIUMPF’s Form 5500 report as providing more than five percent of the total contributions for the years 2013 and 2012. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2014 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement [1]
			2014	2013		2014	2013	2012
IAM NPF	51-6031295	002	Green	Green	N/A	$343	$343	$288	No	5/31/2016
PIUMPF	11-6166763	001	Red	Red	Implemented	5,665	5,718	5,673	No	8/31/2014
					Total Contributions:	$6,008	$6,061	$5,961

[1]	The Collective Bargaining Agreement at Lewiston, Idaho for employees associated with PIUMPF expired on 8/31/2014. As of the date of this report, a new agreement is still being negotiated.

NOTE 14 Earnings Per Share
Basic (loss) earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents be excluded from the calculation of diluted earnings per share for the periods in which net losses are reported because the effect is anti-dilutive. For the year ended December 31, 2014, 566,041 of our incremental shares related to restricted stock units, performance shares, and stock options were excluded from our earnings per share calculation due to their anti-dilutive effect as a result of our net loss during the period.
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	2014	2013	2012
Basic average common shares outstanding[1]	20,129,557	22,081,026	23,298,663
Incremental shares due to:
Restricted stock units	—	53,803	24,086
Performance shares	—	129,003	291,036
Stock options	—	—	—
Diluted average common shares outstanding	20,129,557	22,263,832	23,613,785
Basic net (loss) earnings per common share	$(0.11)	$4.84	$2.75
Diluted net (loss) earnings per common share	(0.11)	4.80	2.72
Anti-dilutive shares excluded from calculation	566,041	41,337	9,992

[1]
Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 15, "Equity-Based Compensation Plans" for further discussion.

NOTE 15 Equity-Based Compensation Plans
The Clearwater Paper Corporation 2008 Stock Incentive Plan, or Stock Plan, which has been approved by our stockholders, provides for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options, or stock appreciation rights to selected employees, outside directors, and consultants of the company. The Stock Plan became effective on December 16, 2008. Under the Stock Plan, as amended, we are authorized to issue up to approximately 4.1 million shares, which includes approximately 0.7 million additional shares authorized in connection with our acquisition of Cellu Tissue that are available for issuance as equity-based awards only to any employees, outside directors, or consultants who were not employed on December 26, 2010 by Clearwater Paper Corporation or any of its subsidiaries. At December 31, 2014, approximately 1.9 million shares were available for future issuance under the Stock Plan.
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including RSUs, performance shares and stock options, based on estimated fair values and net of estimates of future forfeitures. The expense is classified in "Selling, general and administrative expense" in our Consolidated Statements of Operations and is recognized on a straight-line basis over the requisite service periods of each award. Based on the terms of the Stock Plan, retirement-eligible employees become fully vested in outstanding awards on the later of that date they reach retirement eligibility or at the end of the first calendar year of each respective grant. We account for this feature when determining the service period over which to recognize expense for each grant of RSUs, performance shares, and stock options.
Employee equity-based compensation expense was recognized as follows:

(In thousands)	2014	2013	2012
Restricted stock units	$1,966	$1,801	$970
Performance shares	4,964	5,075	7,364
Stock options	1,254	—	—
Total employee equity-based compensation	$8,184	$6,876	$8,334
Related tax benefit	$2,955	$2,049	$2,886

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
A summary of the status of outstanding unvested RSU awards as of December 31, 2014, 2013 and 2012, and changes during those years, is presented below:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at
January 1	102,658	$39.85	63,727	$35.57	169,344	$11.33
Granted	31,567	66.33	72,702	43.44	52,294	34.59
Vested	(32,117)	38.94	(30,190)	39.21	(155,177)	8.82
Forfeited	(8,854)	52.28	(3,581)	42.03	(2,734)	34.07
Unvested shares outstanding at December 31	93,254	47.95	102,658	39.85	63,727	35.57
Aggregate intrinsic value (in thousands)		$6,393		$5,390		$2,496
During 2014, 75,400 shares of RSUs were distributed. Of these shares, 27,933 were RSU shares that were settled and distributed in the fourth quarter of 2014. The remaining 47,467 shares were RSU shares that were settled in prior years but distribution had been deferred to preserve tax deductibility for the company in the respective years because distribution of these shares would have resulted in certain executive compensation being above the Internal Revenue Code section 162(m) threshold for those years. After adjusting for minimum tax withholdings, a net 48,476 shares were issued during 2014. The minimum tax withholdings payment made in 2014 in connection with issued shares was $1.5 million.
During 2013, 126,726 shares of RSUs were distributed. Of these shares, 22,370 were RSU shares that were settled and distributed in the fourth quarter of 2013. The remaining 104,356 shares had been deferred to preserve tax deductibility for the company under Internal Revenue Code section 162(m). After adjusting for minimum tax withholdings and deferred shares, a net 73,154 shares were issued during 2013. The minimum tax withholdings payment made in 2013 in connection with issued shares was $2.6 million.
As of December 31, 2014 a total of 37,135 shares remain deferred under Internal Revenue Code section 162(m).
The fair value of each RSU share award granted during 2014 was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during 2014 was $1.3 million.
As of December 31, 2014, there was $2.3 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.5 years.
PERFORMANCE SHARES
Performance share awards granted under our Stock Plan have a three-year performance period, with generally the same service period, and shares are issued after the end of the period if the employee provides the requisite service and the performance measure is met. The performance measure is a comparison of the percentile ranking of our total stockholder return compared to the total stockholder return performance of a selected peer group or index. The performance measure is considered to represent a “market condition” under authoritative accounting guidance, and thus, the market condition is considered when determining the estimate of the fair value of the performance share awards. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%.

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
The fair value of performance share awards is estimated using a Monte Carlo simulation model. For performance shares granted in 2014, the following assumptions were used in our Monte Carlo model:

Closing price of stock on date of grant	$66.97
Risk free rate	0.66%
Measurement period	3 years
Volatility	30%
In addition to the above assumptions, the dividend yields for all companies were assumed to be zero since dividends are included in the definition of total shareholder return.
A summary of the status of outstanding performance share awards as of December 31, 2014, 2013 and 2012, and changes during those years, is presented below:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding share awards at January 1	259,841	$50.87	392,655	$44.67	749,538	$19.52
Granted	54,379	105.08	124,513	63.46	150,865	40.24
Settled	—	—	(246,592)	47.19	(499,680)	5.65
Forfeited	(13,356)	71.03	(10,735)	54.87	(8,068)	42.15
Outstanding share awards at December 31	300,864	59.77	259,841	50.87	392,655	44.67
Aggregate intrinsic value (in thousands)		$20,624		$13,642		$15,376
On December 31, 2014, the performance period for performance shares granted in 2012 ended, and those performance shares will be settled and distributed, subject to the approval of the Board of Directors' Compensation Committee, at a range of 0%-200% of shares granted, in the first quarter of 2015. On December 31, 2013, the three-year performance period for 108,366 performance shares granted in 2011 ended. The requisite market condition performance measure was not met, and as such no shares were paid or issued under these awards.
As of December 31, 2014, there was $5.3 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 1.1 years.
STOCK OPTIONS
In 2014, stock options were granted to certain employees under our Stock Plan. The stock options are generally subject to a vesting period of one to three years, with generally the same service period. Upon vesting, the holder is entitled to purchase a specified number of shares of Clearwater Paper common stock at a price per share equal to the closing market price of Clearwater Paper common stock on the date of grant. The options are exercisable for ten years from the date of grant.

Stock options granted under our Stock Plan do not represent common stock, and therefore the holders do not have voting rights unless and until shares have been issued to the employee.

The fair value of stock option awards was determined using a Black-Scholes option-pricing model. The Black-Scholes model utilizes a range of assumptions related to dividend yield, volatility, risk-free interest rate and employee exercise behavior. Expected volatility is based on Clearwater Paper's historical stock prices. The risk-free interest rate is based on constant maturity treasury rates with maturities matching the options' expected life on the grant date. The expected life, estimated in accordance with Securities and Exchange Commission Staff Accounting Bulletin 110, is the approximate mid-point between the expected vesting time and the remaining contractual life. The weighted-average fair value of stock options granted in 2014 on the grant date was estimated at $22.99 per option based on the following assumptions:

Volatility	30%
Risk-free interest rate	2.05%
Expected life-years	6.4
A summary of the status of outstanding stock option awards as of December 31, 2014, and changes during the year, is presented below:

	2014
	Shares	Weighted Average Grant Date Fair Value
Outstanding options at January 1	—	$—
Granted	163,137	66.85
Forfeited	(12,557)	66.97
Outstanding options at December 31	150,580	66.84
Aggregate intrinsic value (in thousands)		$258

As of December 31, 2014, there was $2.1 million of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.8 years.
DIRECTOR AWARDS
In connection with joining our Board of Directors, in January 2009 our outside directors at that time were granted an award of phantom common stock units, which were credited to an account established on behalf of each director and vested ratably over a three-year period with the final vesting in January 2012. Subsequent equity awards have been granted annually in May, or on a pro-rata basis as applicable, to our outside directors in the form of phantom common stock units as part of their annual compensation, which are credited to their accounts. These awards vest ratably over a one-year period. These accounts will be credited with additional phantom common stock units equal in value to dividends paid, if any, on the same amount of common stock. Upon separation from service as a director, the vested portion of the phantom common stock units held by the director in a stock unit account are converted to cash based upon the then market price of the common stock and paid to the director. Due to its cash-settlement feature, we account for these awards as liabilities rather than equity and recognize the equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation expense totaling $4.6 million, $4.1 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 , the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets were $13.5 million and $1.4 million, respectively. At December 31, 2013, all liability amounts associated with director equity-based compensation, totaling $13.2 million, were included in "Other long-term obligations."

NOTE 16 Fair Value Measurements
The estimated fair values of our financial instruments as of our balance sheet dates are presented below:

	December 31, 2014		December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, short-term investments and restricted cash (Level 1)	$81,101	$81,101	$95,206	$95,206
Long-term debt (Level 1)	575,000	558,000	650,000	651,313
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
NOTE 17 Commitments and Contingencies
LEASE COMMITMENTS
Our operating leases cover manufacturing, office, warehouse and distribution space, equipment and vehicles, which expire at various dates through 2028. Additionally, we have capital leases related to our North Carolina converting and manufacturing facilities. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.
As of December 31, 2014, under current operating and capital lease contracts, we had future minimum lease payments as follows:

(In thousands)	Capital	Operating
2015	$2,530	$14,588
2016	2,576	11,899
2017	2,623	9,669
2018	2,670	6,351
2019	2,697	3,293
Thereafter	32,193	7,503
Total future minimum lease payments	$45,289	$53,303
Less interest portion	(21,238)
Present value of future minimum lease payments	$24,051

Rent expense for operating leases was $18.6 million, $19.4 million and $16.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 18 Segment Information
We are organized in two reportable operating segments: Consumer Products and Pulp and Paperboard. The following is a tabular presentation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the financial statements.

(In thousands)	2014	2013	2012
Segment net sales[1]:
Consumer Products	$1,183,385	$1,149,692	$1,134,556
Pulp and Paperboard	783,754	740,138	739,748
Total segment net sales	$1,967,139	$1,889,830	$1,874,304
Operating income:
Consumer Products	$34,131	$52,799	$93,347
Loss on divested assets[2]	(40,159)	—	—
Pulp and Paperboard	144,171	95,781	103,910
	138,143	148,580	197,257
Corporate	(58,332)	(49,252)	(51,870)
Income from operations	$79,811	$99,328	$145,387
Depreciation and amortization:
Consumer Products	$61,504	$65,197	$54,547
Pulp and Paperboard	25,452	23,266	23,113
Corporate	3,189	1,809	1,673
Total depreciation and amortization	$90,145	$90,272	$79,333
Assets:
Consumer Products	$1,037,912	$1,215,919	$1,178,438
Pulp and Paperboard	413,143	359,735	344,614
	1,451,055	1,575,654	1,523,052
Corporate	134,873	169,171	110,404
Total assets	$1,585,928	$1,744,825	$1,633,456
Capital expenditures:
Consumer Products	$43,562	$46,647	$183,330
Pulp and Paperboard	45,146	30,846	19,954
	88,708	77,493	203,284
Corporate	10,892	9,015	3,831
Total capital expenditures	$99,600	$86,508	$207,115

[1]
In 2013 and 2012, pulp not utilized internally was sold by the Pulp and Paperboard segment to external customers resulting in net sales of $5.8 million and $9.0 million respectively. Commencing in 2014, the majority of excess pulp is sold by the Consumer Products segment and totaled $2.1 million.

[2]	These costs relate to the sale of our Consumer Products segment’s specialty business and mills. For additional discussion, see Note 4, “Divested Assets”.

Our manufacturing facilities and all other assets are located within the continental United States, except for one production facility in St. Catharines, Ontario, Canada. Our St. Catharines mill was sold on December 30, 2014 as part of the sale of the specialty business and mills to a private buyer. We sell and ship our products to customers in many foreign countries. Geographic information regarding our net sales is summarized as follows:

(In thousands)	2014	2013	2012
United States	$1,840,726	$1,751,001	$1,726,561
Japan	63,831	67,728	63,368
Canada	25,411	26,161	29,557
Korea	11,105	10,899	9,655
Australia	7,219	7,924	7,786
Mexico	3,385	2,964	6,102
Taiwan	2,000	1,755	11,061
China	1,876	5,404	3,488
Other foreign countries	11,586	15,994	16,726
Total net sales	$1,967,139	$1,889,830	$1,874,304
NOTE 19 Financial Results by Quarter (Unaudited)

	Three Months Ended
(In thousands— except per-share amounts)	March 31		June 30		September 30		December 31
	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$484,920	$460,824	$498,759	$471,002	$511,142	$487,845	$472,318	$470,159
Costs and expenses:
Cost of sales	(426,629)	(414,209)	(434,111)	(414,521)	(434,457)	(441,237)	(413,643)	(401,404)
Selling, general and administrative expenses	(33,514)	(34,132)	(31,565)	(26,767)	(31,817)	(27,766)	(33,206)	(30,466)
Loss on divested assets	—	—	—	—	—	—	(40,159)	—
Impairment of assets	(4,259)	—	—	—	(890)	—	(3,078)	—
Total operating costs and expenses	(464,402)	(448,341)	(465,676)	(441,288)	(467,164)	(469,003)	(490,086)	(431,870)
Income (loss) from operations	20,518	12,483	33,083	29,714	43,978	18,842	(17,768)	38,289
Net earnings (loss)	$6,226	$(882)	$12,453	$11,658	$6,253	$13,317	$(27,247)	$82,862
Net earnings (loss) per common share
Basic	$0.30	$(0.04)	$0.61	$0.52	$0.32	$0.60	$(1.39)	$3.91
Diluted	0.29	(0.04)	0.61	0.52	0.31	0.60	(1.39)	3.87

NOTE 20 Supplemental Guarantor Financial Information
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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,573,912	$531,520	$43,929	$(182,222)	$1,967,139
Cost and expenses:
Cost of sales	(1,321,143)	(526,192)	(43,727)	182,222	(1,708,840)
Selling, general and administrative expenses	(107,141)	(22,747)	(214)	—	(130,102)
Loss on divested assets	—	(40,159)	—	—	(40,159)
Impairment of assets	—	(8,227)	—	—	(8,227)
Total operating costs and expenses	(1,428,284)	(597,325)	(43,941)	182,222	(1,887,328)
Income (loss) from operations	145,628	(65,805)	(12)	—	79,811
Interest expense, net	(39,091)	(59)	—	—	(39,150)
Debt retirement costs	(24,420)	—	—	—	(24,420)
Earnings (loss) before income taxes	82,117	(65,864)	(12)	—	16,241
Income tax (provision) benefit	(47,694)	7,439	(516)	22,215	(18,556)
Equity in loss of subsidiary	(58,953)	(528)	—	59,481	—
Net (loss) earnings	$(24,530)	$(58,953)	$(528)	$81,696	$(2,315)
Other comprehensive loss, net of tax	(12,770)	—	—	—	(12,770)
Comprehensive loss	$(37,300)	$(58,953)	$(528)	$81,696	$(15,085)
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,474,103	$565,783	$54,978	$(205,034)	$1,889,830
Cost and expenses:
Cost of sales	(1,269,107)	(553,006)	(54,292)	205,034	(1,671,371)
Selling, general and administrative expenses	(94,861)	(22,918)	(1,352)	—	(119,131)
Total operating costs and expenses	(1,363,968)	(575,924)	(55,644)	205,034	(1,790,502)
Income (loss) from operations	110,135	(10,141)	(666)	—	99,328
Interest expense, net	(44,031)	(5)	—	—	(44,036)
Debt retirement costs	(17,058)	—	—	—	(17,058)
Earnings (loss) before income taxes	49,046	(10,146)	(666)	—	38,234
Income tax benefit (provision)	61,778	(4,420)	(138)	11,501	68,721
Equity in loss of subsidiary	(15,370)	(804)	—	16,174	—
Net earnings (loss)	$95,454	$(15,370)	$(804)	$27,675	$106,955
Other comprehensive income, net of tax	57,600	—	—	—	57,600
Comprehensive income (loss)	$153,054	$(15,370)	$(804)	$27,675	$164,555

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2012

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,404,467	$539,570	$59,442	$(129,175)	$1,874,304
Cost and expenses:
Cost of sales	(1,178,148)	(501,879)	(57,020)	129,175	(1,607,872)
Selling, general and administrative expenses	(96,668)	(22,268)	(2,109)	—	(121,045)
Total operating costs and expenses	(1,274,816)	(524,147)	(59,129)	129,175	(1,728,917)
Income from operations	129,651	15,423	313	—	145,387
Interest expense, net	(33,796)	—	—	—	(33,796)
Earnings before income taxes	95,855	15,423	313	—	111,591
Income tax provision	(42,440)	(14,362)	(35)	9,377	(47,460)
Equity in income of subsidiary	1,339	278	—	(1,617)	—
Net earnings	$54,754	$1,339	$278	$7,760	$64,131
Other comprehensive loss, net of tax	(428)	—	—	—	(428)
Comprehensive income	$54,326	$1,339	$278	$7,760	$63,703

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$27,331	$—	$—	$—	$27,331
Restricted cash	1,500	—	—	—	1,500
Short-term investments	50,000	—	—	—	50,000
Receivables, net	117,970	16,557	—	(613)	133,914
Taxes receivable	6,760	(15,758)	—	10,253	1,255
Inventories	246,210	40,416	—	—	286,626
Deferred tax assets	14,733	5,206	—	1,821	21,760
Prepaid expenses	3,734	457	—	—	4,191
Total current assets	468,238	46,878	—	11,461	526,577
Property, plant and equipment, net	657,369	153,618	—	—	810,987
Goodwill	209,087		—	—	209,087
Intangible assets, net	5,224	19,732	—	—	24,956
Intercompany receivable (payable)	33,703	(21,629)	—	(12,074)	—
Investment in subsidiary	137,282	—	—	(137,282)	—
Pension assets	4,738	—	—	—	4,738
Other assets, net	8,496	1,087	—	—	9,583
TOTAL ASSETS	$1,524,137	$199,686	$—	$(137,895)	$1,585,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$193,326	$23,113	$—	$(613)	$215,826
Current liability for pensions and other postretirement employee benefits	7,915	—	—	—	7,915
Total current liabilities	201,241	23,113	—	(613)	223,741
Long-term debt	575,000	—	—	—	575,000
Liability for pensions and other postretirement employee benefits	118,464	—	—	—	118,464
Other long-term obligations	56,029	827	—	—	56,856
Accrued taxes	1,902	794	—	—	2,696
Deferred tax liabilities	73,964	37,670	—	—	111,634
Accumulated other comprehensive loss, net of tax	(70,863)	—	—	—	(70,863)
Stockholders’ equity excluding accumulated other comprehensive loss	568,400	137,282	—	(137,282)	568,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,524,137	$199,686	$—	$(137,895)	$1,585,928

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$18,273	$—	$5,402	$—	$23,675
Restricted cash	1,500	—	—	—	1,500
Short-term investments	70,000	—	—	—	70,000
Receivables, net	119,278	38,063	2,700	(1,167)	158,874
Taxes receivable	3,709	(15,882)	324	22,352	10,503
Inventories	198,476	65,017	4,295	—	267,788
Deferred tax assets	42,289	6,094	5	(10,850)	37,538
Prepaid expenses	4,704	695	124	—	5,523
Total current assets	458,229	93,987	12,850	10,335	575,401
Property, plant and equipment, net	636,662	231,225	16,811	—	884,698
Goodwill	229,533	—	—	—	229,533
Intangible assets, net	—	39,619	1,159	—	40,778
Intercompany receivable (payable)	91,865	(63,932)	(16,431)	(11,502)	—
Investment in subsidiary	196,763	5,575	—	(202,338)	—
Pension assets	4,488	—	—	—	4,488
Other assets, net	8,772	1,155	—	—	9,927
TOTAL ASSETS	$1,626,312	$307,629	$14,389	$(203,505)	$1,744,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$140,125	$45,736	$5,954	$(1,167)	$190,648
Current liability for pensions and other postretirement employee benefits	8,778	—	—	—	8,778
Total current liabilities	148,903	45,736	5,954	(1,167)	199,426
Long-term debt	650,000	—	—	—	650,000
Liability for pensions and other postretirement employee benefits	109,807	—	—	—	109,807
Other long-term obligations	51,740	1,202	—	—	52,942
Accrued taxes	1,430	911	317	—	2,658
Deferred tax liabilities	59,338	63,017	2,543	—	124,898
Accumulated other comprehensive loss, net of tax	(58,093)	—	—	—	(58,093)
Stockholders’ equity excluding accumulated other comprehensive loss	663,187	196,763	5,575	(202,338)	663,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,626,312	$307,629	$14,389	$(203,505)	$1,744,825

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,530)	$(58,953)	$(528)	$81,696	$(2,315)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	59,373	28,468	2,304	—	90,145
Equity-based compensation expense	12,790	—	—	—	12,790
Impairment of assets	—	8,227	—	—	8,227
Deferred tax provision (benefit)	50,943	(21,921)	(2,538)	(12,671)	13,813
Employee benefit plans	2,115	—	—	—	2,115
Deferred issuance costs and discounts on long-term debt	6,141	—	—	—	6,141
Loss on divestiture of assets	—	29,059	—	—	29,059
Disposal of plant and equipment, net	471	488	—	—	959
Non-cash adjustments to unrecognized taxes	472	(117)	(317)	—	38
Changes in working capital, net	(8,162)	(4,711)	625	—	(12,248)
Change in taxes receivable, net	(3,051)	79	121	12,099	9,248
Excess tax benefits from equity-based payment arrangements	(864)	—	—	—	(864)
Change in non-current accrued taxes, net	—	290	—	—	290
Funding of qualified pension plans	(16,955)	—	—	—	(16,955)
Other, net	(636)	(707)	—	—	(1,343)
Net cash flows from operating activities	78,107	(19,798)	(333)	81,124	139,100
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	20,000	—	—	—	20,000
Additions to plant and equipment	(73,223)	(19,450)	(355)	—	(93,028)
Net proceeds from divested assets	107,740	—	—	—	107,740
Proceeds from the sale of assets	38	937	—	—	975
Net cash flows from investing activities	54,555	(18,513)	(355)	—	35,687
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	300,000	—	—	—	300,000
Repayment of long-term debt	(375,000)	—	—	—	(375,000)
Purchase of treasury stock	(100,000)	—	—	—	(100,000)
Investment from (to) parent	47,527	38,311	(4,714)	(81,124)	—
Payments for long-term debt issuance costs	(3,002)	—	—	—	(3,002)
Payment of tax withholdings on equity- based payment arrangements	(1,523)	—	—	—	(1,523)
Excess tax benefits from equity-based payment arrangements	864	—	—	—	864
Other, net	7,530	—	—	—	7,530
Net cash flows from financing activities	(123,604)	38,311	(4,714)	(81,124)	(171,131)
Increase (decrease) in cash	9,058	—	(5,402)	—	3,656
Cash at beginning of period	18,273	—	5,402	—	23,675
Cash at end of period	$27,331	$—	$—	$—	$27,331

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$95,454	$(15,370)	$(804)	$27,675	$106,955
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	54,291	33,712	2,269	—	90,272
Equity-based compensation expense	10,960	—	—	—	10,960
Deferred tax provision (benefit)	3,185	(9,072)	(125)	11,641	5,629
Employee benefit plans	10,131	—	—	—	10,131
Deferred issuance costs and discounts on long-term debt	4,964	—	—	—	4,964
Disposal of plant and equipment, net	201	1,291	1	—	1,493
Non-cash adjustments to unrecognized taxes	(75,308)	—	—	—	(75,308)
Changes in working capital, net	(31,256)	11,747	4,487	—	(15,022)
Change in taxes receivable, net	17,003	15,998	(324)	(22,352)	10,325
Change in non-current accrued taxes, net	1,423	(860)	6	—	569
Funding of qualified pension plans	(15,050)	—	—	—	(15,050)
Other, net	(452)	891	—	—	439
Net cash flows from operating activities	75,546	38,337	5,510	16,964	136,357
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	(50,000)	—	—	—	(50,000)
Additions to plant and equipment	(65,708)	(22,562)	(2,323)	—	(90,593)
Net cash flows from investing activities	(115,708)	(22,562)	(2,323)	—	(140,593)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(150,000)	—	—	—	(150,000)
Purchase of treasury stock	(100,000)	—	—	—	(100,000)
Investment from (to) parent	31,998	(15,780)	746	(16,964)	—
Payments for long-term debt issuance costs	(4,837)	—	—	—	(4,837)
Payment of tax withholdings on equity-based payment arrangements	(4,831)	—	—	—	(4,831)
Net cash flows from financing activities	47,330	(15,780)	746	(16,964)	15,332
Increase (decrease) in cash	7,168	(5)	3,933	—	11,096
Cash at beginning of period	11,105	5	1,469	—	12,579
Cash at end of period	$18,273	$—	$5,402	$—	$23,675

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2012

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$54,754	$1,339	$278	$7,760	$64,131
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	48,191	29,030	2,112	—	79,333
Equity-based compensation expense	9,703	—	—	—	9,703
Deferred tax provision (benefit)	9,840	4,009	(188)	(791)	12,870
Employee benefit plans	9,366	—	—	—	9,366
Deferred issuance costs and discounts on long-term debt	2,010	—	—	—	2,010
Disposal of plant and equipment, net	622	1,381	—	—	2,003
Non-cash adjustments to unrecognized taxes	3,275	—	—	—	3,275
Changes in working capital, net	25,252	36,596	(567)	—	61,281
Change in taxes receivable, net	(11,755)	593	334	—	(10,828)
Excess tax benefits from equity-based payment arrangements	(15,837)	—	—	—	(15,837)
Change in non-current accrued taxes, net	(242)	22	1,180	—	960
Funding of qualified pension plans	(20,627)	—	—	—	(20,627)
Other, net	1,317	(264)	—	—	1,053
Net cash flows from operating activities	115,869	72,706	3,149	6,969	198,693
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	35,001	—	—	—	35,001
Additions to plant and equipment	(190,296)	(11,632)	(1,848)	—	(203,776)
Proceeds from the sale of assets	—	1,035	—	—	1,035
Cash paid for acquisitions, net of cash acquired	(9,264)	—	—	—	(9,264)
Net cash flows from investing activities	(164,559)	(10,597)	(1,848)	—	(177,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(18,650)	—	—	—	(18,650)
Investment from (to) parent	75,198	(66,463)	(1,766)	(6,969)	—
Payments for long-term debt issuance costs	(2)	—	—	—	(2)
Payment of tax withholdings on equity-based payment arrangements	(13,234)	—	—	—	(13,234)
Excess tax benefits from equity-based payment arrangements	15,837	—	—	—	15,837
Other, net	(1,500)	—	—	—	(1,500)
Net cash flows from financing activities	57,649	(66,463)	(1,766)	(6,969)	(17,549)
Increase (decrease) in cash	8,959	(4,354)	(465)	—	4,140
Cash at beginning of period	2,146	4,359	1,934	—	8,439
Cash at end of period	$11,105	$5	$1,469	$—	$12,579

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clearwater Paper Corporation:
We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation (the Company) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clearwater Paper Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clearwater Paper Corporation:

We have audited Clearwater Paper Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Clearwater Paper Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Clearwater Paper Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clearwater Paper Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 26, 2015

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
Under the supervision of and with the participation of our CEO and our CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2014 our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

ITEM 9B.
Other Information
None.

Part III

ITEM 10.
Directors, Executive Officers and Corporate Governance
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be filed on or about March 24, 2015, for the 2015 annual meeting of stockholders, referred to in this report as the 2015 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report in Item 1. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees and a Code of Ethics for Senior Financial Officers that applies to our CEO, CFO, the President, the Controller and other Senior Financial Officers identified by our Board of Directors. You can find each code on our website by going to the following address: www.clearwaterpaper.com, selecting “Investor Relations” and “Corporate Governance,” then selecting the link for “Code of Business Conduct and Ethics" or "Code of Ethics for Senior Financial Officers.” We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website. To date, no waivers of the Code of Ethics for Senior Financial Officers have been considered or granted.
Our Board of Directors has adopted corporate governance guidelines and charters for the Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Governance Committee. You can find these documents on our website by going to the following address: www.clearwaterpaper.com, selecting “Investor Relations” and “Corporate Governance,” then selecting the appropriate link.
The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2014, the members of that committee were Boh A. Dickey (Chair), Beth E. Ford, and William D. Larsson. The Board of Directors has determined that Messrs. Dickey and Larsson are each an “audit committee financial expert” and that all of the members of the Audit Committee are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.
Executive Compensation
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2015 Proxy Statement, to be filed on or about March 24, 2015, relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2015 Proxy Statement, to be filed on or about March 24, 2015, relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
The following table provides certain information as of December 31, 2014, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	904,040	—	1,872,047
Equity compensation plans not approved by security holders	—	—	—
Total	904,040	—	1,872,047

[1]
Includes 601,728 performance shares, 150,580 stock options, and 151,732 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share, stock option, and RSU programs, not including future dividend equivalents, if any are paid.

[2]
Performance shares, and RSUs do not have exercise prices, and there are no stock options that are vested therefore do not have exercise prices, as such there are no shares to include in the weighted average exercise price calculation.

ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2015 Proxy Statement, to be filed on or about March 24, 2015, relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.
Principal Accounting Fees and Services
Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2015 Proxy Statement, to be filed on or about March 24, 2015, relating to our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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
EXHIBITS
Exhibits are listed in the Exhibit Index on pages 89-93 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/S/ Linda K. Massman
Linda K. Massman President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/S/ Linda K. Massman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015
Linda K. Massman

By	/S/ John D. Hertz	Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)	February 26, 2015
John D. Hertz

By	/S/ Johnathan D. Hunter	Vice President, Corporate Controller (Duly Authorized Officer; Principal Accounting Officer)	February 26, 2015
Johnathan D. Hunter

	* Boh A. Dickey	Director and Chair of the Board	February 26, 2015

	* Frederic W. Corrigan	Director	February 26, 2015

	* Beth E. Ford	Director	February 26, 2015

	* Kevin J. Hunt	Director	February 26, 2015

	* William D. Larsson	Director	February 26, 2015

	* Michael T. Riordan	Director	February 26, 2015

*By	/S/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
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

4.2*	Form of 4.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 2013).

4.3*
Registration Rights Agreement, dated as of January 23, 2013, by and among the Registrant, the Guarantors (as defined therein), Goldman Sachs & Co. and Merrill Lynch, Pierce Fenner & Smith Incorporated, as the initial purchasers, (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 2013).

4.4*
Indenture, dated as of July 29, 2014, by and among Clearwater Paper Corporation (the “Registrant”), the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on July 29, 2014).

4.5*
Form of 5.375% Senior Notes due 2025 (incorporated by reference as Exhibit A to the Indenture filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on July 29, 2014).

10.1*
Loan and Security Agreement, dated as of November 26, 2008, by and among the Company and Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2008).

10.1(i)*
First Amendment to Loan and Security Agreement, dated as of September 15, 2010, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2010).

10.1(ii)*
Second Amendment to Loan and Security Agreement, dated as of October 22, 2010, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2010).

10.1(iii)*
Third Amendment to Loan and Security Agreement, dated as of February 7, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3(iii) to the Company’s Annual Report on Form 10-K filed with the Commission on March 11, 2011).

10.1(iv)*
Fourth Amendment to Loan and Security Agreement, dated as of March 2, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3(iv) to the Company’s Annual Report on Form 10-K filed with the Commission on March 11, 2011).

10.1(v)*
Fifth Amendment to Loan and Security Agreement, dated as of August 17, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2011).

10.1(vi)*
Sixth Amendment to Loan and Security Agreement, dated as of September 28, 2011, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2011).

10.1(vii)*
Seventh Amendment to Loan and Security Agreement, dated as of September 27, 2012, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3(vii) to the Company's Annual Report on Form 10-K filed with the Commission on February 25, 2013).

10.1(viii)*
Eighth Amendment to Loan and Security Agreement, dated as of January 17, 2013, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2013).

10.1(ix)*
Ninth Amendment to Loan and Security Agreement, dated as of July 24, 2014, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2014).

10.1(x)	Tenth Amendment to Loan and Security Agreement, dated as of December 30, 2014, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company.

10.2*[1]
Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Commission on November 19, 2008).

10.3*[1]
Employment Agreement between Linda K. Massman and the Company, dated effective January 1, 2013 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Commission on February 25, 2013).

10.3(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Restricted Stock Unit Agreement, dated as of January 1, 2013, with Linda K. Massman (incorporated by reference to Exhibit 10.7(i) to the Company's Annual Report on Form 10-K filed with the Commission on February 25, 2013).

10.4*[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.4(i)*[1]
Amendment No. 1 to Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2010).

10.4(ii)*[1]
Amendment No. 2 to Clearwater Paper Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2011).

10.5*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement, to be used for annual performance share awards approved subsequent to December 31, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission December 14, 2011).

10.5(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement as amended and restated February 11, 2014, to be used for annual performance share awards approved subsequent to December 31, 2013, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission February 18, 2014).

10.5(ii)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Performance Share Agreement, effective as of January 1, 2015.

10.5(iii)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2014.

10.6*[1]
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

10.6(ii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, as amended and restated December 1, 2009, to be used for annual restricted stock unit awards approved subsequent to December 31, 2009, (incorporated by reference to Exhibit 10.12(ii) to the Company's Current Report on Form 8-K filed with the Commission on December 4, 2009).

10.6(iii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of RSU Deferral Agreement for Founders Grant RSUs (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.6(iv)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.6(v)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of Restricted Stock Unit Agreement, to be used for special restricted stock unit awards (incorporated by reference to Exhibit 10.10(vii) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2012).

10.6(vi)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of RSU Deferral Agreement for Annual LTIP RSUs (incorporated by reference to Exhibit 10.10(viii) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2012).

10.6(vii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of Restricted Stock Unit Agreement, as amended and restated February 11, 2014, to be used for annual restricted stock unit awards approved subsequent to December 31, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 18, 2014).

10.6(viii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for special restricted stock unit awards (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014).

10.6(ix)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Restricted Stock Unit Agreement, effective as of January 1, 2015.

10.6(x)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2014.

10.6(xi)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for special restricted stock unit awards approved subsequent to December 31, 2014.

10.7*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current Report on Form 8-K filed with the Commission on February 18, 2014).

10.7(i)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Stock Option Agreement, effective as of January 1, 2015.

10.7(ii)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock units awards approved subsequent to December 31, 2014.

10.8*[1]	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2014).

10.9*[1]
Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.15(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended March 31, 2010).

10.9(i)*[1]
Amendment to Clearwater Paper Corporation Management Deferred Compensation Plan, dated December 17, 2013 (incorporated by reference to Exhibit 10.11(i) to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.10*[1]	Clearwater Paper Executive Severance Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.11*[1]
Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2011).

10.11(i)*[1]
Amendment to Clearwater Paper Corporation Salaried Supplemental Benefit Plan, dated December 17, 2013 (incorporated by reference to Exhibit 10.13(i) to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.12*[1]
Clearwater Paper Corporation Benefits Protection Trust Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).

10.12(i)*[1]
Amendment to the Clearwater Paper Corporation Benefits Protection Agreement, dated August 8, 2013 (incorporated by reference to Exhibit 10.16(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2013).

10.13*[1]
Clearwater Paper Corporation Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.14*[1]	Clearwater Paper Change of Control Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.15*[1]
Offer Letter, dated June 25, 2012, with John D. Hertz, (incorporated by reference to Exhibit 10.10(vi) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2012).

10.15(i)*[1]
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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

*	Incorporated by reference.

1	Management contract or compensatory plan, contract or arrangement.