Form 10-Q
period 2015-03-31
Clearwater Paper Corp
filed 2015-05-06
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of April 30, 2015 was 19,056,095.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$434,026	$484,920
Costs and expenses:
Cost of sales	(389,832)	(426,629)
Selling, general and administrative expenses	(28,957)	(33,514)
Impairment of assets	—	(4,259)
Total operating costs and expenses	(418,789)	(464,402)
Income from operations	15,237	20,518
Interest expense, net	(7,782)	(10,734)
Earnings before income taxes	7,455	9,784
Income tax provision	(1,698)	(3,558)
Net earnings	$5,757	$6,226
Net earnings per common share:
Basic	$0.30	$0.30
Diluted	0.30	0.29
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net earnings	$5,757	$6,226
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $1,206 and $965	1,877	1,529
Amortization of prior service credit included in net periodic cost, net of tax of $(207) and $(29)	(320)	(45)
Other comprehensive income, net of tax	1,557	1,484
Comprehensive income	$7,314	$7,710
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$29,796	$27,331
Restricted cash	1,500	1,500
Short-term investments	11,000	50,000
Receivables, net	133,949	133,914
Taxes receivable	—	1,255
Inventories	270,670	286,626
Deferred tax assets	21,682	21,760
Prepaid expenses	10,736	4,191
Total current assets	479,333	526,577
Property, plant and equipment, net	812,770	810,987
Goodwill	209,087	209,087
Intangible assets, net	23,715	24,956
Pension assets	6,333	4,738
Other assets, net	9,883	9,583
TOTAL ASSETS	$1,541,121	$1,585,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$206,465	$215,826
Current liability for pensions and other postretirement employee benefits	7,915	7,915
Total current liabilities	214,380	223,741
Long-term debt	575,000	575,000
Liability for pensions and other postretirement employee benefits	116,719	118,464
Other long-term obligations	55,452	56,856
Accrued taxes	1,706	2,696
Deferred tax liabilities	111,226	111,634
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,153,978 and 24,056,057 shares issued	2	2
Additional paid-in capital	333,009	334,074
Retained earnings	470,081	464,324
Treasury stock, at cost, common shares-5,097,883 and 4,498,388 shares repurchased	(267,148)	(230,000)
Accumulated other comprehensive loss, net of tax	(69,306)	(70,863)
Total stockholders’ equity	466,638	497,537
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,541,121	$1,585,928
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,757	$6,226
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	21,008	22,231
Equity-based compensation expense	1,169	4,479
Impairment of assets	—	4,259
Deferred tax (benefit) provision	(1,330)	1,173
Employee benefit plans	809	888
Deferred issuance costs and discounts on long-term debt	178	475
Disposal of plant and equipment, net	(30)	429
Non-cash adjustments to unrecognized taxes	(990)	—
Changes in working capital, net	3,457	(5,656)
Changes in taxes receivable, net	1,255	5,523
Excess tax benefits from equity-based payment arrangements	(343)	—
Funding of qualified pension plans	(1,561)	(4,314)
Other, net	(1,327)	(443)
Net cash flows from operating activities	28,052	35,270
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	39,000	11,000
Additions to plant and equipment	(25,240)	(16,239)
Proceeds from sale of assets	506	460
Net cash flows from investing activities	14,266	(4,779)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(37,148)	(29,332)
Payment of tax withholdings on equity-based payment arrangements	(3,048)	(792)
Excess tax benefits from equity-based payment arrangements	343	—
Net cash flows from financing activities	(39,853)	(30,124)
Increase in cash	2,465	367
Cash at beginning of period	27,331	23,675
Cash at end of period	$29,796	$24,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$14,340	$6,188
Cash paid for income taxes	2,518	1,009
Cash received from income tax refunds	479	4,133
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Changes in accrued plant and equipment	$(4,434)	$(1,489)
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
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of March 31, 2015, we have incurred $19.4 million of costs associated with the closure, of which $0.6 million was incurred during the first quarter of 2015.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, the related Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, or SEC, on February 26, 2015.
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
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of both March 31, 2015 and December 31, 2014, we had $1.5 million of restricted cash classified as current and $2.3 million of restricted cash classified as non-current and included in "Other assets, net" on our Consolidated Balance Sheets.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of March 31, 2015 and December 31, 2014, we had allowances for doubtful accounts of $1.4 million.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,469.8 million and $1,450.1 million at March 31, 2015 and December 31, 2014, respectively.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets. During the first quarter of 2014, we permanently closed our Long Island tissue converting and distribution facility. As a result of this closure, we considered an outside third party's appraisal in assessing the recoverability of the facility's long-lived plant and equipment based on available market data for comparable assets sold through private party transactions. Based on this assessment, we determined the carrying amounts of certain long-lived plant and equipment related to the Long Island facility exceeded their fair value. As a result, we recorded a $3.0 million non-cash impairment charge to our accompanying Consolidated Statement of Operations for the three months ended March 31, 2014. There were no other such events or changes in circumstances that impacted our remaining long-lived assets.
STOCKHOLDERS’ EQUITY
On December 15, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the first quarter of 2015, we repurchased 599,495 shares of our outstanding common stock at an average price of $61.97 per share. As of March 31, 2015, we had up to $62.9 million of authorization remaining pursuant to this stock repurchase program.
On February 5, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed that program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share under that program.
DERIVATIVES
We had no activity during the three months ended March 31, 2015 and 2014 that required hedge or derivative accounting treatment. However, to help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of March 31, 2015, these contracts covered approximately 53% of our expected average monthly natural gas requirements for the remainder of 2015. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.
EMPLOYEES
Unions represent hourly employees at six of our manufacturing sites. There are no collective bargaining agreements due to expire in 2015. The hourly union labor contracts that had expired as set forth on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2014 were ratified during the first quarter of 2015.
NOTE 2 Recently Adopted and New Accounting Standards
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2014-09, Revenue from Contracts with Customers. The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The standard may be applied under either a retrospective or cumulative effect adoption method. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred asset. It is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	March 31, 2015	December 31, 2014
Pulp, paperboard and tissue products	$177,495	$188,760
Materials and supplies	75,686	74,916
Logs, pulpwood, chips and sawdust	17,489	22,950
	$270,670	$286,626
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	March 31, 2015
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(19,362)	$21,639
Trade names and trademarks	10.0	3,286	(1,396)	1,890
Non-compete agreements	5.0	1,189	(1,003)	186
		$45,476	$(21,761)	$23,715

	December 31, 2014
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(18,223)	$22,778
Trade names and trademarks	10.0	3,286	(1,314)	1,972
Non-compete agreements	5.0	1,189	(983)	206
		$45,476	$(20,520)	$24,956
As a result of the closure of our Long Island tissue converting and distribution facility, we performed an assessment of the recoverability of our intangible assets by utilizing the income approach, which discounts projected future cash flows based on management’s expectations of the current and future operating environment. It was determined that the carrying amounts of certain trade names and trademarks related to the Long Island facility were exceeding their fair value. As a result, in the first quarter of 2014 we recorded a $1.3 million non-cash impairment charge in our accompanying Consolidated Statement of Operations. There were no other such events or changes in circumstances that impacted our remaining definite-lived intangible assets.

NOTE 5 Income Taxes
Consistent with authoritative guidance, our estimated annual effective tax rate is used to allocate our expected annual income tax provision to interim periods. The rate is the ratio of our estimated annual income tax provision to estimated pre-tax ordinary income and excludes "discrete items," which are significant, unusual or infrequent items reported separately, net of their related tax effect. The estimated annual effective tax rate is applied to the current interim period’s ordinary income to determine the income tax provision allocated to the interim period. The income tax effects of discrete items are then determined separately and recognized in the interim period in which the income or expense items arise.
For the three months ended March 31, 2015 and 2014, the effective tax rates attributable to continuing operations were as follows:

	Three Months Ended March 31,
	2015	2014
Statutory federal income tax rate	35.0%	35.0%
State taxes, net of credits	2.3	2.0
Change in valuation allowances	1.0	4.2
Federal manufacturing deduction	(3.3)	(2.0)
Change in uncertain tax positions	(13.4)	—
Interest accrued on uncertain tax positions	0.1	0.2
Federal credits and audit adjustments	(0.4)	(4.4)
State rate adjustments	—	(0.2)
Return to provision adjustments	1.4	0.9
Other	0.1	0.7
Effective tax rate	22.8%	36.4%
Our estimated annual effective tax rate for the first quarter of 2015 is approximately 35%, compared with approximately 36% during the comparable interim period in 2014. The reduced rate is a result of an additional benefit from the federal manufacturing deduction and state income tax rates.
During the quarter ended March 31, 2015, the company reduced the reserve for uncertain tax positions due to statute expirations related to certain federal tax credits of $1.0 million. Overall, the reserve for uncertain tax positions decreased from approximately $2.7 million to $1.7 million.
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	March 31, 2015	December 31, 2014
Trade accounts payable	$129,971	$122,856
Accrued wages, salaries and employee benefits	36,855	41,880
Accrued discounts and allowances	8,249	10,026
Accrued taxes other than income taxes payable	8,105	5,622
Accrued utilities	6,511	6,959
Accrued interest	4,810	12,173
Other	11,964	16,310
	$206,465	$215,826

NOTE 7 Debt
SENIOR NOTES
On July 29, 2014, we issued $300 million aggregate principal amount of senior notes, which we refer to as the 2014 Notes. The 2014 Notes mature on February 1, 2025, have an interest rate of 5.375% and were issued at their face value.
The 2014 Notes are guaranteed by all of our direct and indirect subsidiaries. The 2014 Notes will also be guaranteed by each of our future direct and indirect subsidiaries that do not constitute an immaterial subsidiary under the indenture governing the 2014 Notes. The 2014 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2014 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to another person.
On January 23, 2013, we issued $275 million aggregate principal amount of senior notes, which we refer to as the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were issued at their face value.
The 2013 Notes are guaranteed by all of our direct and indirect subsidiaries, and will also be guaranteed by each of our future direct and indirect subsidiaries that we do not designate as an unrestricted subsidiary under the indenture governing these notes. The 2013 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. In addition, they are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facility, which is secured by certain of our accounts receivable, inventory and cash. The terms of the notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our or their assets.
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
As of March 31, 2015, there were no borrowings outstanding under the credit facility, but $7.2 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of March 31, 2015, we would have been permitted to draw an additional $117.8 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of March 31, 2015, the fixed charge coverage ratio for the most recent four quarters was 1.1-to-1.0.
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

NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	March 31, 2015	December 31, 2014
Long-term lease obligations, net of current portion	$24,595	$24,805
Deferred compensation	14,370	14,609
Deferred proceeds	11,605	12,360
Other	4,882	5,082
	$55,452	$56,856
NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2014	$—	$(70,863)	$(70,863)
Other comprehensive income, net of tax[2]	—	1,557	1,557
Balance at March 31, 2015	$—	$(69,306)	$(69,306)

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plans Adjustments	Total
Balance at December 31, 2013	$(874)	$(57,219)	$(58,093)
Other comprehensive income, net of tax[2]	—	1,484	1,484
Balance at March 31, 2014	$(874)	$(55,735)	$(56,609)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our Canadian subsidiary before its functional currency was changed from Canadian dollars to U.S. dollars in 2012. As a result of the divestiture of the specialty business and mills, this balance was written off in the fourth quarter of 2014.

[2]
For the three months ended March 31, 2015 and 2014, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss included $3.1 million and $2.5 million, respectively, of actuarial loss amortization, as well as $0.5 million and $0.1 million, respectively, of prior service credit amortization, all net of tax totaling $1.0 million and $0.9 million, respectively. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended March 31,
(In thousands)	2015	2014	2015	2014
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$316	$355	$148	$117
Interest cost	3,490	3,688	1,048	1,302
Expected return on plan assets	(4,984)	(5,015)	—	—
Amortization of prior service cost (credit)	18	52	(545)	(126)
Amortization of actuarial loss	3,083	2,494	—	—
Net periodic cost	$1,923	$1,574	$651	$1,293

During the three months ended March 31, 2015, we contributed $1.6 million to these pension plans. In April 2015, we contributed an additional $1.6 million, and we expect to make additional contributions totaling approximately $8 million in the remainder of 2015.
During the three months ended March 31, 2015, we made contributions of $0.1 million to our company-sponsored non-qualified pension plan, and we estimate contributions will total $0.4 million in 2015. We do not anticipate funding our OPEB plans in 2015 except to pay benefit costs as incurred during the year by plan participants.
During the three months ended March 31, 2015, $1.8 million of net periodic pension and OPEB costs were charged to cost of sales, and $0.8 million were charged to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. During the three months ended March 31, 2014, $2.3 million of net periodic pension and OPEB costs were charged to "Cost of sales," and $0.6 million were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations.
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended March 31,
	2015	2014
Basic average common shares outstanding[1]	19,334,729	20,984,217
Incremental shares due to:
Restricted stock units	55,734	67,358
Performance shares	74,306	167,329
Diluted average common shares outstanding	19,464,769	21,218,904

Basic net earnings per common share	$0.30	$0.30
Diluted net earnings per common share	0.30	0.29

Anti-dilutive shares excluded from calculation	399,452	242,244

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.

NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Restricted stock units	$411	$445
Performance shares	879	1,081
Stock options	349	136
Total employee equity-based compensation	$1,639	$1,662
As provided for in the Clearwater Paper Corporation 2008 Stock Incentive Plan, the performance measure used to determine the number of performance shares ultimately issued is a comparison of the percentile ranking of our total stockholder return compared to the total stockholder return of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%. On December 31, 2014, the service and performance period for 137,775 outstanding performance shares granted in 2012 ended. Those performance shares were settled and distributed in the first quarter of 2015. The number of shares actually settled, as a percentage of the outstanding amount, was 106.9%. After adjusting for the related minimum tax withholdings, a net 97,921 shares were issued in the first quarter of 2015. The related minimum tax withholdings payment made in the first quarter of 2015 in connection with issued shares was $3.0 million. No restricted stock units vested or were settled during the first quarter of 2015.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the three months ended March 31, 2015 and the grant-date fair value of the awards:

	Three Months Ended
	March 31, 2015
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	21,790	$61.75
Performance shares	45,627	62.05
Stock options	136,884	20.82
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded a benefit from director equity-based compensation of $0.5 million and compensation expense of $2.8 million for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on the accompanying Consolidated Balance Sheet were $13.0 million. At December 31, 2014, liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $13.5 million and $1.4 million, respectively.

NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	March 31,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, restricted cash and short-term investments (Level 1)	$44,566	$44,566	$81,101	$81,101
Long-term debt (Level 1)	575,000	556,625	575,000	558,000
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
NOTE 14 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended March 31,
(In thousands)	2015	2014
Segment net sales:
Consumer Products	$235,176	$286,508
Pulp and Paperboard	198,850	198,412
Total segment net sales	$434,026	$484,920

Operating income (loss):
Consumer Products	$12,395	$(523)
Pulp and Paperboard	16,194	36,776
	28,589	36,253
Corporate	(13,352)	(15,735)
Income from operations	$15,237	$20,518

Depreciation and amortization:
Consumer Products	$12,977	$15,490
Pulp and Paperboard	7,311	6,270
Corporate	720	471
Total depreciation and amortization	$21,008	$22,231

NOTE 15 Supplemental Guarantor Financial Information
All of our directly and indirectly owned, subsidiaries guarantee the 2014 Notes and the 2013 Notes on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2014 Notes and 2013 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2015

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$395,387	$73,328	$—	$(34,689)	$434,026
Cost and expenses:
Cost of sales	(351,046)	(73,475)	—	34,689	(389,832)
Selling, general and administrative expenses	(24,788)	(4,169)	—	—	(28,957)
Total operating costs and expenses	(375,834)	(77,644)	—	34,689	(418,789)
Income (loss) from operations	19,553	(4,316)	—	—	15,237
Interest expense, net	(7,767)	(15)	—	—	(7,782)
Earnings (loss) before income taxes	11,786	(4,331)	—	—	7,455
Income tax provision	(3,228)	(342)	—	1,872	(1,698)
Equity in loss of subsidiary	(4,673)	—	—	4,673	—
Net earnings (loss)	$3,885	$(4,673)	$—	$6,545	$5,757
Other comprehensive income, net of tax	1,557	—	—	—	1,557
Comprehensive income (loss)	$5,442	$(4,673)	$—	$6,545	$7,314

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$384,621	$138,673	$12,884	$(51,258)	$484,920
Cost and expenses:
Cost of sales	(318,392)	(146,089)	(13,406)	51,258	(426,629)
Selling, general and administrative expenses	(27,659)	(5,517)	(338)	—	(33,514)
Impairment of assets	—	(4,259)	—	—	(4,259)
Total operating costs and expenses	(346,051)	(155,865)	(13,744)	51,258	(464,402)
Income (loss) from operations	38,570	(17,192)	(860)	—	20,518
Interest expense, net	(10,723)	(11)	—	—	(10,734)
Earnings (loss) before income taxes	27,847	(17,203)	(860)	—	9,784
Income tax (provision) benefit	(13,477)	9,372	206	341	(3,558)
Equity in loss of subsidiary	(8,485)	(654)	—	9,139	—
Net earnings (loss)	$5,885	$(8,485)	$(654)	$9,480	$6,226
Other comprehensive income, net of tax	1,484	—	—	—	1,484
Comprehensive income (loss)	$7,369	$(8,485)	$(654)	$9,480	$7,710

Clearwater Paper Corporation
Consolidating Balance Sheet
At March 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$29,796	$—	$—	$—	$29,796
Restricted cash	1,500	—	—	—	1,500
Short-term investments	11,000	—	—	—	11,000
Receivables, net	117,785	16,246	—	(82)	133,949
Inventories	232,295	38,375	—	—	270,670
Deferred tax assets	18,343	3,375	—	(36)	21,682
Prepaid expenses	10,220	516	—	—	10,736
Total current assets	420,939	58,512	—	(118)	479,333
Property, plant and equipment, net	662,108	150,662	—	—	812,770
Goodwill	209,087	—	—	—	209,087
Intangible assets, net	4,963	18,752	—	—	23,715
Intercompany receivable (payable)	42,271	(42,307)	—	36	—
Investment in subsidiary	127,562	—	—	(127,562)	—
Pension assets	6,333	—	—	—	6,333
Other assets, net	8,805	1,078	—	—	9,883
TOTAL ASSETS	$1,482,068	$186,697	$—	$(127,644)	$1,541,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$184,844	$21,703	$—	$(82)	$206,465
Current liability for pensions and other postretirement employee benefits	7,915	—	—	—	7,915
Total current liabilities	192,759	21,703	—	(82)	214,380
Long-term debt	575,000	—	—	—	575,000
Liability for pensions and other postretirement employee benefits	116,719	—	—	—	116,719
Other long-term obligations	54,690	762	—	—	55,452
Accrued taxes	919	787	—	—	1,706
Deferred tax liabilities	75,343	35,883	—	—	111,226
Accumulated other comprehensive loss, net of tax	(69,306)	—	—	—	(69,306)
Stockholders’ equity excluding accumulated other comprehensive loss	535,944	127,562	—	(127,562)	535,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,482,068	$186,697	$—	$(127,644)	$1,541,121

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$27,331	$—	$—	$—	$27,331
Restricted cash	1,500	—	—	—	1,500
Short-term investments	50,000	—	—	—	50,000
Receivables, net	117,970	16,557	—	(613)	133,914
Taxes receivable	6,760	(15,758)	—	10,253	1,255
Inventories	246,210	40,416	—	—	286,626
Deferred tax assets	14,733	5,206	—	1,821	21,760
Prepaid expenses	3,734	457	—	—	4,191
Total current assets	468,238	46,878	—	11,461	526,577
Property, plant and equipment, net	657,369	153,618	—	—	810,987
Goodwill	209,087	—	—	—	209,087
Intangible assets, net	5,224	19,732	—	—	24,956
Intercompany receivable (payable)	33,703	(21,629)	—	(12,074)	—
Investment in subsidiary	137,282	—	—	(137,282)	—
Pension assets	4,738	—	—	—	4,738
Other assets, net	8,496	1,087	—	—	9,583
TOTAL ASSETS	$1,524,137	$199,686	$—	$(137,895)	$1,585,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$193,326	$23,113	$—	$(613)	$215,826
Current liability for pensions and other postretirement employee benefits	7,915	—	—	—	7,915
Total current liabilities	201,241	23,113	—	(613)	223,741
Long-term debt	575,000	—	—	—	575,000
Liability for pensions and other postretirement employee benefits	118,464	—	—	—	118,464
Other long-term obligations	56,029	827	—	—	56,856
Accrued taxes	1,902	794	—	—	2,696
Deferred tax liabilities	73,964	37,670	—	—	111,634
Accumulated other comprehensive loss, net of tax	(70,863)	—	—	—	(70,863)
Stockholders’ equity excluding accumulated other comprehensive loss	568,400	137,282	—	(137,282)	568,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,524,137	$199,686	$—	$(137,895)	$1,585,928

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$3,885	$(4,673)	$—	$6,545	$5,757
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	16,114	4,894	—	—	21,008
Equity-based compensation expense	1,169	—	—	—	1,169
Deferred tax (benefit) provision	(3,231)	44	—	1,857	(1,330)
Employee benefit plans	809	—	—	—	809
Deferred issuance costs and discounts on long-term debt	178	—	—	—	178
Disposal of plant and equipment, net	—	(30)	—	—	(30)
Non-cash adjustments to unrecognized taxes	(983)	(7)	—	—	(990)
Changes in working capital, net	1,537	1,920	—	—	3,457
Changes in taxes receivable, net	6,760	(15,758)	—	10,253	1,255
Excess tax benefits from equity-based payment arrangements	(343)	—	—	—	(343)
Funding of qualified pension plans	(1,561)	—	—	—	(1,561)
Other, net	(1,261)	(66)	—	—	(1,327)
Net cash flows from operating activities	23,073	(13,676)	—	18,655	28,052
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	39,000	—	—	—	39,000
Additions to plant and equipment	(23,262)	(1,978)	—	—	(25,240)
Proceeds from the sale of assets	—	506	—	—	506
Net cash flows from investing activities	15,738	(1,472)	—	—	14,266
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(37,148)	—	—	—	(37,148)
Investment from parent	3,507	15,148	—	(18,655)	—
Payment of tax withholdings on equity- based payment arrangements	(3,048)	—	—	—	(3,048)
Excess tax benefits from equity-based payment arrangements	343	—	—	—	343
Net cash flows from financing activities	(36,346)	15,148	—	(18,655)	(39,853)
Increase in cash	2,465	—	—	—	2,465
Cash at beginning of period	27,331	—	—	—	27,331
Cash at end of period	$29,796	$—	$—	$—	$29,796

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$5,885	$(8,485)	$(654)	$9,480	$6,226
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	14,121	7,529	581	—	22,231
Equity-based compensation expense	4,479	—	—	—	4,479
Impairment of assets	—	4,259	—	—	4,259
Deferred tax provision (benefit)	23,679	(11,492)	22	(11,036)	1,173
Employee benefit plans	888	—	—	—	888
Deferred issuance costs and discounts on long-term debt	475	—	—	—	475
Disposal of plant and equipment, net	139	290	—	—	429
Changes in working capital, net	(1,059)	(3,062)	(1,535)	—	(5,656)
Changes in taxes receivable, net	(1,965)	(14,629)	(79)	22,196	5,523
Funding of qualified pension plans	(4,314)	—	—	—	(4,314)
Other, net	(351)	(93)	1	—	(443)
Net cash flows from operating activities	41,977	(25,683)	(1,664)	20,640	35,270
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	11,000	—	—	—	11,000
Additions to plant and equipment	(12,017)	(4,168)	(54)	—	(16,239)
Proceeds from sale of assets	4	456	—	—	460
Net cash flows from investing activities	(1,013)	(3,712)	(54)	—	(4,779)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(29,332)	—	—	—	(29,332)
Investment (to) from parent	(7,846)	29,395	(909)	(20,640)	—
Payment of tax withholdings on equity- based payment arrangements	(792)	—	—	—	(792)
Net cash flows from financing activities	(37,970)	29,395	(909)	(20,640)	(30,124)
Increase (decrease) in cash	2,994	—	(2,627)	—	367
Cash at beginning of period	18,273	—	5,402	—	23,675
Cash at end of period	$21,267	$—	$2,775	$—	$24,042

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding benefit plan funding, the costs and benefits associated with the closure of our Long Island, New York facility, costs and timing of major maintenance in general and at our Cypress Bend, Arkansas facility, tax rates, cash flows, energy costs, liquidity, and interest expenses. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2014 Form 10-K, as well as the following:

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
Recent Developments
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
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of March 31, 2015, we have incurred $19.4 million of costs associated with the closure, of which $0.6 million was incurred during the quarter ended March 31, 2015. We expect costs associated with this closure to be approximately $2 million in 2015. The cost savings benefits resulting from the Long Island facility consolidation and optimization are expected to be approximately $12 million on an annual basis.
Capital Allocation
On December 15, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. During the first quarter of 2015, we repurchased 599,495 shares of our outstanding common stock at an average price of $61.97 per share. As of March 31, 2015, we had up to $62.9 million of authorization remaining pursuant to this stock repurchase program.
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
On February 5, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed that program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share under that program.

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

Operating costs
	Three Months Ended March 31,
(Dollars in thousands)	2015		2014
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$47,728	12.2%	$73,072	17.1%
Transportation[1]	43,803	11.2	45,936	10.8
Chemicals	43,159	11.1	49,062	11.5
Chips, sawdust and logs	35,276	9.0	35,553	8.3
Maintenance and repairs[2]	29,456	7.6	19,109	4.5
Energy	28,488	7.3	37,069	8.7
Packaging supplies	24,169	6.2	25,268	5.9
Depreciation	18,969	4.9	19,995	4.7
	$271,048	69.5%	$305,064	71.5%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three months ended March 31, 2015, total purchased pulp costs decreased by $25.3 million compared to the first quarter of 2014, as a direct result of the sale of our former specialty business and mills in December 2014. Excluding costs associated with the specialty mills in the first quarter of 2014, purchased pulp costs decreased slightly due to lower hardwood pulp pricing, partially offset by increased demand for externally sourced pulp resulting from the scheduled major maintenance downtime taken at our Idaho pulp and paperboard facility during the first quarter of 2015.
Transportation. Fuel prices and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for the first quarter of 2015 were $2.1 million lower when compared to the first quarter of 2014 primarily due to the sale of our specialty business and mills, as discussed above. Excluding the impact of the specialty mills on the 2014 operating costs, transportation costs decreased $0.9 million compared to the first quarter of 2014. The decrease in transportation costs was driven by improved inventory levels and network optimization, as well as recent declines in the price of fuel and the absence of extreme cold weather conditions in the Midwest and Northeast that negatively affected carrier costs in the first quarter of 2014 by limiting vendor availability. These benefits were partially offset by higher transportation costs due to increased TAD shipments, as well as increased carrier costs primarily attributable to tighter carrier supply resulting from a shortage of qualified drivers throughout the first quarter of 2015.
Chemicals. We consume a substantial amount of chemicals in the production of pulp and paperboard, as well as in the production of TAD tissue. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and paper processing chemicals. A portion of the chemicals used in our manufacturing processes, particularly in the paperboard extrusion process, are petroleum based and are impacted by petroleum prices.
Our chemical costs decreased $5.9 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to lower usage resulting from the sale of our specialty business and mills. Excluding the impact of the specialty mills on the 2014 operating costs, chemical costs decreased $2.3 million compared to the first quarter of 2014 primarily due to decreased pricing for polyethylene, as well as lower production resulting from scheduled major maintenance downtime taken at our Idaho pulp and paperboard facility during the first quarter of 2015.

Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs for chips, sawdust and logs for the first quarter of 2015 decreased slightly when compared to the same period in 2014. The decrease was primarily due to lower consumption at our Idaho pulp and paperboard facility as a result of the scheduled major maintenance downtime and corresponding lower production at this facility during the first quarter of 2015. This decrease was partially offset by increased pricing at our Arkansas pulp and paperboard facility.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 months to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the first quarter of 2015, we had eleven days of paper machine downtime at our Idaho facility at a cost of approximately $15 million. We did not have any major maintenance outages during the first quarter of 2014. During the second quarter of 2015, we expect to spend an additional $6 million to $8 million for planned major maintenance at our Arkansas facility. We expect the major maintenance at our Arkansas facility will result in approximately five days of paper machine downtime.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. During the first quarter of 2015, we spent $20.8 million on capital expenditures, which includes $5.6 million of strategic capital spending on projects expected to provide a positive return on investment, compared to $14.8 million of capital expenditures during the first quarter of 2014.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period due primarily to volatility in weather and electricity and natural gas rates. We have taken steps, and intend to continue to take steps, to reduce our exposure to volatile energy prices through conservation. In addition, cogeneration facilities that produce steam and electricity at our Lewiston, Idaho manufacturing site help to lower our energy costs. TAD tissue production involves increased natural gas usage compared to conventional tissue manufacturing and, as a result, our natural gas requirements have increased in association with the increase of production from our North Carolina TAD paper machine.
Energy costs for the first quarter of 2015 were $8.6 million lower than the first quarter of 2014 due largely to the lower usage resulting from the sale of our specialty business and mills in December 2014. Excluding the impact of the specialty mills, energy costs decreased slightly due to lower electricity costs, which were primarily attributable to the absence of the extremely cold weather conditions in the Midwest and Northeast that occurred during the first quarter of 2014.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of March 31, 2015, these contracts covered approximately 53% of our expected average monthly natural gas requirements for the remainder of 2015. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For the first quarter of 2015, packaging costs decreased $1.1 million compared to the first quarter of 2014 due largely to lower production resulting from the sale of our specialty business and mills. Excluding the impact of the specialty mills, packaging costs decreased slightly due to lower pricing for poly wrapping and corrugated cardboard.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the first quarter of 2015 decreased $1.0 million compared to the first quarter of 2014, primarily as a result of the specialty business and mills sale and the Long Island facility closure, partially offset by increased depreciation related to capital spending during recent periods.
Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced lower wage and benefit expenses during the first quarter of 2015, compared to the first quarter of 2014, due to the sale of our specialty business and mills and the closure of our Long Island facility, which were partially offset by $1.7 million of non-recurring costs associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Lewiston, Idaho.

Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the first quarter of 2015 and 2014 were $29.0 million and $33.5 million, respectively. The lower expense was primarily a result of a $0.5 million mark-to-market benefit during the first quarter of 2015, compared to a $2.8 million mark-to-market expense adjustment in the first quarter of 2014, related to our directors' common stock units, which will ultimately be settled in cash. Selling, general and administrative expenses also declined due to reduced headcount and administrative costs related to our Long Island facility closure and the sale of the specialty business and mills.
Interest expense
Interest expense for the first quarter of 2015 includes interest on our $275 million aggregate principal amount of 4.5% senior notes due 2023 issued in January 2013, which we refer to as the 2013 Notes, and interest on our 2014 Notes. Interest expense for the first quarter of 2014 includes interest on our former 2010 Notes and interest on the 2013 Notes. Interest expense also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. As a result of the issuance of the 2014 Notes at an interest rate lower than that of our former 2010 Notes, which were redeemed in the third quarter of 2014 using all of the proceeds from the 2014 Notes and short-term borrowings from our credit facility, interest expense in the first quarter of 2015 was lower than the first quarter of 2014.
Income taxes
Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and rates. We generally expect our effective income tax rate to remain fairly constant, absent discrete items during the period.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended March 31,
(Dollars in thousands)	2015		2014
Net sales	$434,026	100.0%	$484,920	100.0%
Costs and expenses:
Cost of sales	(389,832)	89.8	(426,629)	88.0
Selling, general and administrative expenses	(28,957)	6.7	(33,514)	6.9
Impairment of assets	—	—	(4,259)	0.9
Total operating costs and expenses	(418,789)	96.5	(464,402)	95.8
Income from operations	15,237	3.5	20,518	4.2
Interest expense, net	(7,782)	1.8	(10,734)	2.2
Earnings before income taxes	7,455	1.7	9,784	2.0
Income tax provision	(1,698)	0.4	(3,558)	0.7
Net earnings	$5,757	1.3%	$6,226	1.3%
Net sales—First quarter 2015 net sales decreased by $50.9 million, or 10.5%, compared to the first quarter of 2014, primarily due to a decline in non-retail shipments as a result of the sale of our specialty business and mills in December 2014. This decrease was partially offset by higher average tissue net selling prices during the first quarter of 2015, which were driven by increased sales of higher priced TAD tissue products, as well as increased pricing for paperboard. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 89.8% of net sales for the first quarter of 2015 and 88.0% of net sales for the same period in 2014. However, our overall cost of sales were 8.6% lower than the first quarter of 2014, primarily due to the absence in the first quarter of 2015 of costs associated with our former specialty business and mills, $9.2 million of costs in the first quarter of 2014 related to the closure of our Thomaston, Georgia and Long Island facilities, compared to $0.6 million of costs in the first quarter of 2015 related to the Long Island facility, and incremental costs in the first quarter of 2014 associated with extreme cold weather conditions in the Midwest and Northeast. These favorable comparisons were partially offset by approximately $15 million of planned major maintenance costs that were incurred at our Idaho pulp and paperboard facility during the first quarter of 2015, $1.7 million of non-recurring costs associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Idaho, and increased chip pricing at our Arkansas pulp and paperboard facility due to supply constraints resulting from wet weather conditions.
Selling, general and administrative expenses—Selling, general and administrative expenses for the first quarter of 2015 decreased $4.6 million compared to the same quarter in 2014 primarily due to a $0.5 million mark-to-market benefit during the first quarter of 2015, compared to a $2.8 million mark-to-market expense adjustment in the first quarter of 2014, related to our directors' common stock units. Selling, general and administrative expenses also declined due to reduced headcount and administrative costs related to our Long Island facility closure and the sale of the specialty business and mills.
Impairment of assets—During the first quarter of 2014, as a result of the permanent closure of our Long Island facility, we assessed both our intangible and long-lived assets for recoverability. As a result of this assessment, we recorded non-cash impairment losses to our accompanying Consolidated Statement of Operations for intangible and long-lived assets in the amounts of $1.3 million and $3.0 million, respectively.
Interest expense—Interest expense for the first quarter of 2015 decreased by $3.0 million compared to the first quarter of 2014. The decrease was largely attributable to reduced interest rates on our debt as a result of the third quarter 2014 redemption of the 2010 Notes and the issuance of the lower interest bearing 2014 Notes.

Income tax provision—We recorded an income tax provision of $1.7 million in the three months ended March 31, 2015, compared to $3.6 million in the same period of 2014. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended March 31, 2015 was approximately 23% compared to a rate of approximately 36% for the same period of 2014. The decrease in the rate was the result of the net impact of reporting discrete items, primarily relating to the release of uncertain tax positions.
During the first quarters of 2015 and 2014, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the tax rate for the three months ended March 31, 2015 would have been approximately 24% compared to an adjusted rate of approximately 36% for the three months ended March 31, 2014. The following table details these items:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Income tax provision	$(1,698)	$(3,558)
Special items, tax impact:
Directors' equity-based compensation benefit (expense)	145	(1,015)
Costs associated with Thomaston facility closure	—	(270)
Costs associated with Long Island facility closure	(171)	(3,038)
Adjustments associated with the sale of specialty mills	40	—
Non-recurring costs associated with labor agreement	(533)	—
Adjusted income tax provision	$(2,217)	$(7,881)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$235,176	$286,508
Operating income (loss)	12,395	(523)
Percent of net sales	5.3%	(0.2)%

Shipments (short tons)
Non-retail	21,107	56,839
Retail	71,102	70,919
Total tissue tons	92,209	127,758
Converted products cases (in thousands)	13,025	13,437

Sales price (per short ton)
Non-retail	$1,475	$1,489
Retail	2,864	2,841
Total tissue	$2,546	$2,239
Our Consumer Products segment net sales for the first quarter of 2015 decreased $51.3 million compared to the first quarter of 2014 due to a decline in non-retail shipments resulting from the sale of our specialty business and mills. This decrease was partially offset by a 13.7% increase in average tissue net selling prices during the first quarter of 2015, which resulted from a favorable product mix shift to more TAD sales and away from lower margin specialty products following the sale of our specialty business and mills.
Segment operating income for the first quarter of 2015 increased by $12.9 million compared to the first quarter of 2014, primarily due to the $9.2 million of facility closure costs related our Thomaston and Long Island facilities incurred during the first quarter of 2014, as compared to $0.6 million incurred during the first quarter of 2015 related to the Long Island facility. Segment operating income also increased as a result of a decline in energy and transportation costs, which were both higher during the first quarter of 2014 due to the extremely cold weather conditions in the Midwest and Northeast, as well as decreased external pulp costs. These favorable comparisons were partially offset by $0.8 million of non-recurring costs associated with a new collective bargaining agreement at our Idaho facility.
Pulp and Paperboard

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$198,850	$198,412
Operating income	16,194	36,776
Percent of net sales	8.1%	18.5%

Paperboard shipments (short tons)	191,635	200,665
Paperboard sales price (per short ton)	$1,031	$988
Net sales for the Pulp and Paperboard segment increased slightly by $0.4 million during the first quarter of 2015, compared to the first quarter of 2014. The slight increase was primarily due to a 4.4% increase in paperboard net selling prices resulting from improved sales mix, which more than offset a 4.5% decrease in paperboard shipments during the first quarter of 2015. The decrease in paperboard shipments was primarily a result of labor related slowdowns at West Coast shipping ports during the first quarter of 2015.
Operating income for the segment decreased $20.6 million during the first quarter of 2015, compared to the first quarter of 2014, primarily due to approximately $15 million of planned major maintenance costs incurred at our Idaho facility during the first quarter of 2015 and $0.9 million of non-recurring costs associated with the new collective bargaining agreement at our Idaho facility. These were partially offset by higher paperboard net selling prices.

EARNINGS BEFORE INTEREST, TAX, DEPRECIATION AND AMORTIZATION (EBITDA) AND ADJUSTED EBITDA
We use earnings before interest, taxes, depreciation and amortization, or EBITDA, and EBITDA adjusted for certain items, or Adjusted EBITDA, as supplemental performance measures that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net earnings, operating income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. In addition, our calculation of EBITDA and Adjusted EBITDA may or may not be comparable to similarly titled measures used by other companies.
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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Net earnings	$5,757	$6,226
Interest expense, net	7,782	10,734
Income tax provision	1,698	3,558
Depreciation and amortization expense	21,008	22,231
EBITDA	$36,245	$42,749
Directors' equity-based compensation (benefit) expense	(470)	2,817
Costs associated with Thomaston facility closure	—	750
Costs associated with Long Island facility closure	554	8,432
Adjustments associated with sale of specialty mills	(131)	—
Non-recurring costs associated with labor agreement	1,730	—
Adjusted EBITDA	$37,928	$54,748
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the three months ended March 31, 2015 and 2014:

(In thousands)	2015	2014
Net cash flows from operating activities	$28,052	$35,270
Net cash flows from investing activities	14,266	(4,779)
Net cash flows from financing activities	(39,853)	(30,124)
Cash Flows Summary
Net cash flows from operating activities for the first quarter of 2015 decreased by $7.2 million compared to the first quarter of 2014. The decrease in operating cash flows was largely due to lower earnings, after adjusting for noncash related items, which decreased $13.6 million compared to the first quarter of 2014, partially offset by $3.5 million of cash flows generated from working capital in the first quarter of 2015 compared to $5.7 million of cash flows used in working capital in the first quarter of 2014. The cash flows generated from working capital were primarily driven by a decrease in inventories, partially offset by lower accounts payable and accrued liabilities resulting primarily from the timing of the semiannual payments of interest on our 2013 and 2014 Notes. In addition, cash flows from operating activities also improved due to a $2.8 million decrease in contributions to our qualified pension plans in the first quarter of 2015 compared to the first quarter of 2014.

Net cash flows from investing activities increased by $19.0 million as a result of the conversion of $39.0 million of short-term investments into cash during the first quarter of 2015, compared to the conversion of $11.0 million of short-term investments into cash during the first quarter of 2014. This increase in investing cash flows was partially offset by capital spending for plant and equipment, which increased by $9.0 million compared to the first quarter of 2014.
Net cash flows used for financing activities were $39.9 million for the first quarter of 2015, and were largely driven by $37.1 million in repurchases of our outstanding common stock pursuant to our most recent $100 millions stock repurchase program. Net cash flows used for financing activities for the first quarter of 2014 of $30.1 million primarily consisted of $29.3 million of stock repurchases pursuant to a previous stock repurchase program.
Capital Resources
Due to the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, our cash on hand and short-term investments, as well as borrowing capacity under our senior secured revolving credit facility will be adequate to fund our debt service requirements and provide cash required to support our ongoing operations, capital expenditures, stock repurchase program and working capital needs for the next twelve months.
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Debt Arrangements
Our annual debt service obligation, consisting of cash payments for interest on the 2013 Notes and the 2014 Notes, is estimated to be $28.6 million for 2015.
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
Credit Arrangements
As of March 31, 2015, there were no borrowings outstanding under the credit facility, but $7.2 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of March 31, 2015, we would have been permitted to draw an additional $117.8 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
CONTRACTUAL OBLIGATIONS
As of March 31, 2015, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
As of March 31, 2015, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of March 31, 2015, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have an approximate $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we have from time-to-time partially mitigated through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of March 31, 2015, these contracts covered approximately 53% of our expected average monthly natural gas requirements for the remainder of 2015.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2015. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
Changes in Internal Controls
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.
Legal Proceedings
On August 13, 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. We have reached a tentative agreement with the DOJ and EPA in connection with this matter pursuant to which we expect to pay a fine in the amount of $0.3 million in the second quarter of 2015, for which we have already established a reserve.
In addition to the matters discussed above, we may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A.
Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, entitled “Risk Factors.”

ITEM 2.
Unregistered Sales of Equity Securities and Uses of Proceeds
Issuer Purchases of Equity Securities
On December 15, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the first quarter of 2015, we repurchased 599,495 shares of our outstanding common stock at an average price of $61.97 per share.
The following table provides information about share repurchases that we made during the three months ended March 31, 2015 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2015 to January 31, 2015	—	$—	—	$100,000
February 1, 2015 to February 28, 2015	472,877	$62.22	472,877	$70,579
March 1, 2015 to March 31, 2015	126,618	$61.03	126,618	$62,852
Total	599,495	$61.97	599,495

ITEM 6.
Exhibits
The exhibit index is located on page 33 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: May 6, 2015	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer and Principal
Accounting Officer)

CLEARWATER PAPER CORPORATION
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Performance Share Agreement, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.5(ii) to the Company's Current Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on February 26, 2015).

10.2*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.5(iii) to the Company's Current Report on Form 10-K filed with the Commission on February 26, 2015).

10.3*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Restricted Stock Unit Agreement, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.6(ix) to the Company's Current Report on Form 10-K filed with the Commission on February 26, 2015).

10.4*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.6(x) to the Company's Current Report on Form 10-K filed with the Commission on February 26, 2015).

10.5*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for special restricted stock unit awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.6(xi) to the Company's Current Report on Form 10-K filed with the Commission on February 26, 2015).

10.6*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Stock Option Agreement, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.7(i) to the Company's Current Report on Form 10-K filed with the Commission on February 26, 2015).

10.7*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.7(ii) to the Company's Current Report on Form 10-K filed with the Commission on February 26, 2015).

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