Form 10-Q
period 2015-06-30
Clearwater Paper Corp
filed 2015-08-05
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of July 31, 2015 was 19,056,095.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$444,558	$498,759	$878,584	$983,679
Costs and expenses:
Cost of sales	(384,347)	(434,111)	(774,179)	(860,740)
Selling, general and administrative expenses	(28,138)	(31,565)	(57,095)	(65,079)
Impairment of assets	—	—	—	(4,259)
Total operating costs and expenses	(412,485)	(465,676)	(831,274)	(930,078)
Income from operations	32,073	33,083	47,310	53,601
Interest expense, net	(7,774)	(10,688)	(15,556)	(21,422)
Earnings before income taxes	24,299	22,395	31,754	32,179
Income tax provision	(8,702)	(9,942)	(10,400)	(13,500)
Net earnings	$15,597	$12,453	$21,354	$18,679
Net earnings per common share:
Basic	$0.82	$0.61	$1.11	$0.91
Diluted	0.81	0.61	1.10	0.90
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$15,597	$12,453	$21,354	$18,679
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $1,261, $934, $2,467 and $1,899	1,965	1,479	3,842	3,008
Amortization of prior service credit included in net periodic cost, net of tax of $(204), $(353), $(411) and $(382)	(321)	(559)	(641)	(604)
Other comprehensive income, net of tax	1,644	920	3,201	2,404
Comprehensive income	$17,241	$13,373	$24,555	$21,083
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$11,465	$27,331
Restricted cash	2,270	1,500
Short-term investments	60,000	50,000
Receivables, net	141,090	133,914
Taxes receivable	—	1,255
Inventories	248,280	286,626
Deferred tax assets	20,839	21,760
Prepaid expenses	7,869	4,191
Total current assets	491,813	526,577
Property, plant and equipment, net	823,672	810,987
Goodwill	209,087	209,087
Intangible assets, net	22,473	24,956
Pension assets	8,098	4,738
Other assets, net	7,394	9,583
TOTAL ASSETS	$1,562,537	$1,585,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$214,701	$215,826
Current liability for pensions and other postretirement employee benefits	7,915	7,915
Total current liabilities	222,616	223,741
Long-term debt	575,000	575,000
Liability for pensions and other postretirement employee benefits	114,835	118,464
Other long-term obligations	50,779	56,856
Accrued taxes	1,717	2,696
Deferred tax liabilities	110,289	111,634
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,153,978 and 24,056,057 shares issued	2	2
Additional paid-in capital	336,431	334,074
Retained earnings	485,678	464,324
Treasury stock, at cost, common shares-5,097,883 and 4,498,388 shares repurchased	(267,148)	(230,000)
Accumulated other comprehensive loss, net of tax	(67,662)	(70,863)
Total stockholders’ equity	487,301	497,537
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,562,537	$1,585,928
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$21,354	$18,679
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	41,640	44,246
Equity-based compensation expense	2,019	6,910
Impairment of assets	—	4,259
Deferred tax (benefit) provision	(2,480)	9,857
Employee benefit plans	1,438	979
Deferred issuance costs and discounts on long-term debt	446	949
Disposal of plant and equipment, net	272	422
Non-cash adjustments to unrecognized taxes	(979)	—
Changes in working capital, net	29,309	14,818
Changes in taxes receivable, net	1,255	3,663
Excess tax benefits from equity-based payment arrangements	(1,459)	—
Funding of qualified pension plans	(3,179)	(8,889)
Other, net	(1,726)	(980)
Net cash flows from operating activities	87,910	94,913
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	(10,000)	11,000
Additions to plant and equipment	(55,538)	(32,612)
Proceeds from sale of assets	507	619
Net cash flows from investing activities	(65,031)	(20,993)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(37,148)	(74,322)
Payment of tax withholdings on equity-based payment arrangements	(3,048)	(792)
Excess tax benefits from equity-based payment arrangements	1,459	—
Other, net	(8)	—
Net cash flows from financing activities	(38,745)	(75,114)
Decrease in cash	(15,866)	(1,194)
Cash at beginning of period	27,331	23,675
Cash at end of period	$11,465	$22,481

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$14,280	$19,547
Cash paid for income taxes	8,030	4,211
Cash received from income tax refunds	2,029	4,170
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Changes in accrued plant and equipment	$(5,187)	$(912)
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
On December 30, 2014, we sold our specialty business and mills to a private buyer for $108 million in cash, net of sale related expenses and adjustments. The specialty business and mills' production consisted predominantly of machine-glazed tissue and also included parent rolls and other specialty tissue products such as absorbent materials and dark-hued napkins. The sale included five of our former subsidiaries with facilities located at East Hartford, Connecticut; Menominee, Michigan; Gouverneur, New York; St. Catharines, Ontario; and Wiggins, Mississippi. Included in the sale related expenses and adjustments was the impact of certain indemnity and working capital escrow clauses in the sales agreement. These escrowed amounts totaled $3.8 million of restricted cash on our December 31, 2014 Consolidated Balance Sheet. During the second quarter of 2015, the working capital escrow account established in connection with the sale of the specialty business and mills was settled, resulting in the release of $1.5 million from the restricted cash escrow account and the recognition of a corresponding gain recorded in "Selling, general and administrative expenses" within our Consolidated Statement of Operations.
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of June 30, 2015, we have incurred $20.1 million of costs associated with the closure, of which $0.7 million and $1.3 million, respectively, were incurred during the three and six month periods ended June 30, 2015.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, the related Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of June 30, 2015, we had $2.3 million classified as current on our Consolidated Balance Sheet. As of December 31, 2014, we had$1.5 million of restricted cash classified as current and $2.3 million of restricted cash classified as non-current and included in "Other assets, net" on our Consolidated Balance Sheets.

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of both June 30, 2015 and December 31, 2014, we had allowances for doubtful accounts of $1.4 million.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,485.3 million and $1,450.1 million at June 30, 2015 and December 31, 2014, respectively.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets. During the first quarter of 2014, we permanently closed our Long Island tissue converting and distribution facility. As a result of this closure, we considered an outside third party's appraisal in assessing the recoverability of the facility's long-lived plant and equipment based on available market data for comparable assets sold through private party transactions. Based on this assessment, we determined the carrying amounts of certain long-lived plant and equipment related to the Long Island facility exceeded their fair value. As a result, we recorded a $3.0 million non-cash impairment charge to our accompanying Consolidated Statement of Operations for the six months ended June 30, 2014. There were no other such events or changes in circumstances that impacted our remaining long-lived assets.
STOCKHOLDERS’ EQUITY
On December 15, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. We have repurchased 599,495 shares of our outstanding common stock at an average price of $61.97 per share under this program. As of June 30, 2015, we had up to $62.9 million of authorization remaining pursuant to this stock repurchase program.
On February 5, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed that program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share under that program.
DERIVATIVES
We had no activity during the six months ended June 30, 2015 and 2014 that required hedge or derivative accounting treatment. However, to help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of June 30, 2015, these contracts covered approximately 58% of our expected average monthly natural gas requirements for the remainder of 2015. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.
EMPLOYEES
Unions represent hourly employees at six of our manufacturing sites. There are no collective bargaining agreements due to expire in 2015. The hourly union labor contracts that had expired as set forth on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2014 were ratified during the first quarter of 2015.

NOTE 2 Recently Adopted and New Accounting Standards
In July 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2015-11, Simplifying the Measurement of Inventory. This standard is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method (e.g., first-in, first-out (FIFO), average cost). Under this ASU, entities that utilize FIFO and average cost must switch from the lower of cost or market to the lower of cost and net realizable value. This ASU requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard was originally issued as effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. However, in July 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. In its approval, the FASB also permitted the early adoption of the standard, but not before the original effective date of fiscal years beginning after December 15, 2016. The standard may be applied under either a retrospective or cumulative effect adoption method. We plan on adopting the standard under the deferred effective date and are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	June 30, 2015	December 31, 2014
Pulp, paperboard and tissue products	$161,304	$188,760
Materials and supplies	74,439	74,916
Logs, pulpwood, chips and sawdust	12,537	22,950
	$248,280	$286,626

NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	June 30, 2015
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(20,500)	$20,501
Trade names and trademarks	10.0	3,286	(1,479)	1,807
Non-compete agreements	5.0	574	(409)	165
		$44,861	$(22,388)	$22,473

	December 31, 2014
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(18,223)	$22,778
Trade names and trademarks	10.0	3,286	(1,314)	1,972
Non-compete agreements	5.0	1,189	(983)	206
		$45,476	$(20,520)	$24,956
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
For the three and six months ended June 30, 2015 and 2014, the effective tax rates attributable to continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	2.2	0.9	2.2	0.9
Change in valuation allowances	0.9	1.6	0.9	2.5
Federal manufacturing deduction	(3.1)	(1.7)	(3.1)	(1.7)
Change in uncertain tax positions	—	—	(3.1)	—
Interest accrued on uncertain tax positions	—	0.1	0.1	0.1
Federal credits and audit adjustments	(0.4)	(0.1)	(0.4)	(1.4)
State rate adjustments	—	4.6	—	3.2
Return to provision adjustments	—	4.1	(0.1)	3.1
Other	1.2	(0.1)	1.3	0.3
Effective tax rate	35.8%	44.4%	32.8%	42.0%
Our estimated annual effective tax rate for the second quarter of 2015 and 2014 is approximately 35%.

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
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	June 30, 2015	December 31, 2014
Trade accounts payable	$122,918	$122,856
Accrued wages, salaries and employee benefits	37,842	41,880
Accrued interest	11,932	12,173
Accrued discounts and allowances	11,510	10,026
Accrued utilities	6,417	6,959
Accrued taxes other than income taxes payable	5,950	5,622
Other	18,132	16,310
	$214,701	$215,826
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

As of June 30, 2015, there were no borrowings outstanding under the credit facility, but $6.2 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of June 30, 2015, we would have been permitted to draw an additional $118.8 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of June 30, 2015, the fixed charge coverage ratio for the most recent four quarters was 1.1-to-1.0.
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
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	June 30, 2015	December 31, 2014
Long-term lease obligations, net of current portion	$24,437	$24,805
Deferred compensation	12,888	14,609
Deferred proceeds	10,883	12,360
Other	2,571	5,082
	$50,779	$56,856
NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2014	$—	$(70,863)	$(70,863)
Other comprehensive income, net of tax[2]	—	3,201	3,201
Balance at June 30, 2015	$—	$(67,662)	$(67,662)

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2013	$(874)	$(57,219)	$(58,093)
Other comprehensive income, net of tax[2]	—	2,404	2,404
Balance at June 30, 2014	$(874)	$(54,815)	$(55,689)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our Canadian subsidiary before its functional currency was changed from Canadian dollars to U.S. dollars in 2012. As a result of the divestiture of the specialty business and mills, this balance was written off in the fourth quarter of 2014.

[2]
For the six months ended June 30, 2015 and 2014, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss included $6.3 million and $4.9 million, respectively, of actuarial loss amortization, as well as $1.1 million and $1.0 million, respectively, of prior service credit amortization, all net of tax totaling $2.1 million and $1.5 million, respectively. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended June 30,
(In thousands)	2015	2014	2015	2014
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$307	$340	$33	$109
Interest cost	3,475	3,724	892	980
Expected return on plan assets	(5,074)	(5,083)	—	—
Amortization of prior service cost (credit)	18	51	(543)	(963)
Amortization of actuarial loss (gain)	3,226	2,555	—	(142)
Net periodic cost (benefit)	$1,952	$1,587	$382	$(16)

	Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$623	$695	$181	$226
Interest cost	6,965	7,412	1,940	2,282
Expected return on plan assets	(10,058)	(10,098)	—	—
Amortization of prior service cost (credit)	36	103	(1,088)	(1,089)
Amortization of actuarial loss (gain)	6,309	5,049	—	(142)
Net periodic cost	$3,875	$3,161	$1,033	$1,277
During the six months ended June 30, 2015, we contributed $3.2 million to our qualified pension plans. We do not expect to make additional contributions in 2015.
During the six months ended June 30, 2015, we made contributions of $0.2 million to our company-sponsored non-qualified pension plan, and we estimate contributions will total $0.4 million in 2015. We do not anticipate funding our OPEB plans in 2015 except to pay benefit costs as incurred during the year by plan participants.
During the three and six months ended June 30, 2015, $1.6 million and $3.4 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales," and $0.7 million and $1.5 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations. During the three and six months ended June 30, 2014, $1.0 million and $3.3 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales," and $0.6 million and $1.1 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations.

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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic average common shares outstanding[1]	19,081,848	20,256,137	19,205,254	20,614,305
Incremental shares due to:
Restricted stock units	93,459	78,508	74,324	73,692
Performance shares	118,868	182,026	104,330	181,612
Stock options	79	—	459	—
Diluted average common shares outstanding	19,294,254	20,516,671	19,384,367	20,869,609

Basic net earnings per common share	$0.82	$0.61	$1.11	$0.91
Diluted net earnings per common share	0.81	0.61	1.10	0.90

Anti-dilutive shares excluded from calculation	265,149	210,771	326,085	248,429

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Restricted stock units	$552	$587	$963	$1,032
Performance shares	1,164	1,474	2,043	2,555
Stock options	592	407	941	543
Total employee equity-based compensation	$2,308	$2,468	$3,947	$4,130
As provided for in the Clearwater Paper Corporation 2008 Stock Incentive Plan, the performance measure used to determine the number of performance shares ultimately issued is a comparison of the percentile ranking of our total stockholder return compared to the total stockholder return of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%. On December 31, 2014, the service and performance period for 137,775 outstanding performance shares granted in 2012 ended. Those performance shares were settled and distributed in the first quarter of 2015. The number of shares actually settled, as a percentage of the outstanding amount, was 106.9%. After adjusting for the related minimum tax withholdings, a net 97,921 shares were issued in the first quarter of 2015. The related minimum tax withholdings payment made in the first quarter of 2015 in connection with issued shares was $3.0 million. No restricted stock units vested and settled during the first half of 2015.

The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the six months ended June 30, 2015 and the grant-date fair value of the awards:

	Six Months Ended
	June 30, 2015
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	23,148	$62.02
Performance shares	47,513	62.05
Stock options	142,542	20.82
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded benefits from director equity-based compensation of $1.5 million and less than $0.1 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, we recorded a benefit relating to our director equity-based compensation of $1.9 million, compared to compensation expense of $2.8 million for the same period in 2014.
As of June 30, 2015, the liability amount associated with director equity-based compensation included in "Other long-term obligations" on the accompanying Consolidated Balance Sheet was $11.6 million. At December 31, 2014, liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $13.5 million and $1.4 million, respectively.
NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	June 30,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, restricted cash and short-term investments (Level 1)	$73,735	$73,735	$81,101	$81,101
Long-term debt (Level 1)	575,000	558,875	575,000	558,000
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

NOTE 14 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Segment net sales:
Consumer Products	$239,391	$299,130	$474,567	$585,638
Pulp and Paperboard	205,167	199,629	404,017	398,041
Total segment net sales	$444,558	$498,759	$878,584	$983,679

Operating income (loss):
Consumer Products	$17,032	$12,705	$29,427	$12,182
Pulp and Paperboard	27,754	33,635	43,948	70,411
	44,786	46,340	73,375	82,593
Corporate	(12,713)	(13,257)	(26,065)	(28,992)
Income from operations	$32,073	$33,083	$47,310	$53,601

Depreciation and amortization:
Consumer Products	$13,438	$15,071	$26,415	$30,561
Pulp and Paperboard	6,737	6,019	14,048	12,289
Corporate	457	925	1,177	1,396
Total depreciation and amortization	$20,632	$22,015	$41,640	$44,246

NOTE 15 Supplemental Guarantor Financial Information
All of our direct and indirect subsidiaries guarantee the 2014 Notes and the 2013 Notes on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2014 Notes and 2013 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2015

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$401,444	$70,271	$—	$(27,157)	$444,558
Cost and expenses:
Cost of sales	(342,714)	(68,790)	—	27,157	(384,347)
Selling, general and administrative expenses	(25,431)	(2,707)	—	—	(28,138)
Total operating costs and expenses	(368,145)	(71,497)	—	27,157	(412,485)
Income (loss) from operations	33,299	(1,226)	—	—	32,073
Interest expense, net	(7,715)	(59)	—	—	(7,774)
Earnings (loss) before income taxes	25,584	(1,285)	—	—	24,299
Income tax provision	(9,681)	(841)	—	1,820	(8,702)
Equity in loss of subsidiary	(2,126)	—	—	2,126	—
Net earnings (loss)	$13,777	$(2,126)	$—	$3,946	$15,597
Other comprehensive income, net of tax	1,644	—	—	—	1,644
Comprehensive income (loss)	$15,421	$(2,126)	$—	$3,946	$17,241
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2015

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$796,831	$143,599	$—	$(61,846)	$878,584
Cost and expenses:
Cost of sales	(693,760)	(142,265)	—	61,846	(774,179)
Selling, general and administrative expenses	(50,219)	(6,876)	—	—	(57,095)
Total operating costs and expenses	(743,979)	(149,141)	—	61,846	(831,274)
Income (loss) from operations	52,852	(5,542)	—	—	47,310
Interest expense, net	(15,482)	(74)	—	—	(15,556)
Earnings (loss) before income taxes	37,370	(5,616)	—	—	31,754
Income tax provision	(12,909)	(1,183)	—	3,692	(10,400)
Equity in loss of subsidiary	(6,799)	—	—	6,799	—
Net earnings (loss)	$17,662	$(6,799)	$—	$10,491	$21,354
Other comprehensive income, net of tax	3,201	—	—	—	3,201
Comprehensive income (loss)	$20,863	$(6,799)	$—	$10,491	$24,555

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$401,866	$133,972	$14,180	$(51,259)	$498,759
Cost and expenses:
Cost of sales	(341,902)	(131,114)	(12,354)	51,259	(434,111)
Selling, general and administrative expenses	(25,907)	(5,320)	(338)	—	(31,565)
Total operating costs and expenses	(367,809)	(136,434)	(12,692)	51,259	(465,676)
Income (loss) from operations	34,057	(2,462)	1,488	—	33,083
Interest expense, net	(10,681)	(7)	—	—	(10,688)
Earnings (loss) before income taxes	23,376	(2,469)	1,488	—	22,395
Income tax provision	(7,272)	(5,675)	(390)	3,395	(9,942)
Equity in (loss) income of subsidiary	(7,046)	1,098	—	5,948	—
Net earnings (loss)	$9,058	$(7,046)	$1,098	$9,343	$12,453
Other comprehensive income, net of tax	920	—	—	—	920
Comprehensive income (loss)	$9,978	$(7,046)	$1,098	$9,343	$13,373

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$786,487	$272,645	$27,064	$(102,517)	$983,679
Cost and expenses:
Cost of sales	(660,294)	(277,203)	(25,760)	102,517	(860,740)
Selling, general and administrative expenses	(53,566)	(10,837)	(676)	—	(65,079)
Impairment of assets	—	(4,259)	—	—	(4,259)
Total operating costs and expenses	(713,860)	(292,299)	(26,436)	102,517	(930,078)
Income (loss) from operations	72,627	(19,654)	628	—	53,601
Interest expense, net	(21,404)	(18)	—	—	(21,422)
Earnings (loss) before income taxes	51,223	(19,672)	628	—	32,179
Income tax (provision) benefit	(20,749)	3,697	(184)	3,736	(13,500)
Equity in (loss) earnings of subsidiary	(15,531)	444	—	15,087	—
Net earnings (loss)	$14,943	$(15,531)	$444	$18,823	$18,679
Other comprehensive income, net of tax	2,404	—	—	—	2,404
Comprehensive income (loss)	$17,347	$(15,531)	$444	$18,823	$21,083

Clearwater Paper Corporation
Consolidating Balance Sheet
At June 30, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$11,465	$—	$—	$—	$11,465
Restricted cash	2,270	—	—	—	2,270
Short-term investments	60,000	—	—	—	60,000
Receivables, net	124,051	17,444	—	(405)	141,090
Inventories	212,773	35,507	—	—	248,280
Deferred tax assets	18,273	2,720	—	(154)	20,839
Prepaid expenses	7,397	472	—	—	7,869
Total current assets	436,229	56,143	—	(559)	491,813
Property, plant and equipment, net	675,758	147,914	—	—	823,672
Goodwill	209,087	—	—	—	209,087
Intangible assets, net	4,702	17,771	—	—	22,473
Intercompany receivable (payable)	31,877	(32,031)	—	154	—
Investment in subsidiary	130,483	—	—	(130,483)	—
Pension assets	8,098	—	—	—	8,098
Other assets, net	6,352	1,042	—	—	7,394
TOTAL ASSETS	$1,502,586	$190,839	$—	$(130,888)	$1,562,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$191,723	$23,383	$—	$(405)	$214,701
Current liability for pensions and other postretirement employee benefits	7,915	—	—	—	7,915
Total current liabilities	199,638	23,383	—	(405)	222,616
Long-term debt	575,000	—	—	—	575,000
Liability for pensions and other postretirement employee benefits	114,835	—	—	—	114,835
Other long-term obligations	50,078	701	—	—	50,779
Accrued taxes	925	792	—	—	1,717
Deferred tax liabilities	74,809	35,480	—	—	110,289
Accumulated other comprehensive loss, net of tax	(67,662)	—	—	—	(67,662)
Stockholders’ equity excluding accumulated other comprehensive loss	554,963	130,483	—	(130,483)	554,963
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,502,586	$190,839	$—	$(130,888)	$1,562,537

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$27,331	$—	$—	$—	$27,331
Restricted cash	1,500	—	—	—	1,500
Short-term investments	50,000	—	—	—	50,000
Receivables, net	117,970	16,557	—	(613)	133,914
Taxes receivable	6,760	(15,758)	—	10,253	1,255
Inventories	246,210	40,416	—	—	286,626
Deferred tax assets	14,733	5,206	—	1,821	21,760
Prepaid expenses	3,734	457	—	—	4,191
Total current assets	468,238	46,878	—	11,461	526,577
Property, plant and equipment, net	657,369	153,618	—	—	810,987
Goodwill	209,087	—	—	—	209,087
Intangible assets, net	5,224	19,732	—	—	24,956
Intercompany receivable (payable)	33,703	(21,629)	—	(12,074)	—
Investment in subsidiary	137,282	—	—	(137,282)	—
Pension assets	4,738	—	—	—	4,738
Other assets, net	8,496	1,087	—	—	9,583
TOTAL ASSETS	$1,524,137	$199,686	$—	$(137,895)	$1,585,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$193,326	$23,113	$—	$(613)	$215,826
Current liability for pensions and other postretirement employee benefits	7,915	—	—	—	7,915
Total current liabilities	201,241	23,113	—	(613)	223,741
Long-term debt	575,000	—	—	—	575,000
Liability for pensions and other postretirement employee benefits	118,464	—	—	—	118,464
Other long-term obligations	56,029	827	—	—	56,856
Accrued taxes	1,902	794	—	—	2,696
Deferred tax liabilities	73,964	37,670	—	—	111,634
Accumulated other comprehensive loss, net of tax	(70,863)	—	—	—	(70,863)
Stockholders’ equity excluding accumulated other comprehensive loss	568,400	137,282	—	(137,282)	568,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,524,137	$199,686	$—	$(137,895)	$1,585,928

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$17,662	$(6,799)	$—	$10,491	$21,354
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	31,792	9,848	—	—	41,640
Equity-based compensation expense	2,019	—	—	—	2,019
Deferred tax (benefit) provision	(4,751)	296	—	1,975	(2,480)
Employee benefit plans	1,438	—	—	—	1,438
Deferred issuance costs and discounts on long-term debt	446	—	—	—	446
Disposal of plant and equipment, net	303	(31)	—	—	272
Non-cash adjustments to unrecognized taxes	(977)	(2)	—	—	(979)
Changes in working capital, net	23,859	5,450	—	—	29,309
Changes in taxes receivable, net	6,760	(15,758)	—	10,253	1,255
Excess tax benefits from equity-based payment arrangements	(1,459)	—	—	—	(1,459)
Funding of qualified pension plans	(3,179)	—	—	—	(3,179)
Other, net	(703)	(1,023)	—	—	(1,726)
Net cash flows from operating activities	73,210	(8,019)	—	22,719	87,910
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	(10,000)	—	—	—	(10,000)
Additions to plant and equipment	(52,526)	(3,012)	—	—	(55,538)
Proceeds from the sale of assets	—	507	—	—	507
Net cash flows from investing activities	(62,526)	(2,505)	—	—	(65,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(37,148)	—	—	—	(37,148)
Investment from parent	12,195	10,524	—	(22,719)	—
Payment of tax withholdings on equity- based payment arrangements	(3,048)	—	—	—	(3,048)
Excess tax benefits from equity-based payment arrangements	1,459	—	—	—	1,459
Other, net	(8)	—	—	—	(8)
Net cash flows from financing activities	(26,550)	10,524	—	(22,719)	(38,745)
Decrease in cash	(15,866)	—	—	—	(15,866)
Cash at beginning of period	27,331	—	—	—	27,331
Cash at end of period	$11,465	$—	$—	$—	$11,465

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$14,943	$(15,531)	$444	$18,823	$18,679
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	28,559	14,515	1,172	—	44,246
Equity-based compensation expense	6,910	—	—	—	6,910
Impairment of assets	—	4,259	—	—	4,259
Deferred tax provision (benefit)	29,648	(8,390)	15	(11,416)	9,857
Employee benefit plans	979	—	—	—	979
Deferred issuance costs and discounts on long-term debt	949	—	—	—	949
Disposal of plant and equipment, net	204	218	—	—	422
Changes in working capital, net	10,145	7,089	(2,416)	—	14,818
Changes in taxes receivable, net	(2,946)	(12,628)	55	19,182	3,663
Funding of qualified pension plans	(8,889)	—	—	—	(8,889)
Other, net	(831)	(151)	2	—	(980)
Net cash flows from operating activities	79,671	(10,619)	(728)	26,589	94,913
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	11,000	—	—	—	11,000
Additions to plant and equipment	(24,994)	(7,500)	(118)	—	(32,612)
Proceeds from sale of assets	38	581	—	—	619
Net cash flows from investing activities	(13,956)	(6,919)	(118)	—	(20,993)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(74,322)	—	—	—	(74,322)
Investment from (to) parent	9,969	17,538	(918)	(26,589)	—
Payment of tax withholdings on equity- based payment arrangements	(792)	—	—	—	(792)
Net cash flows from financing activities	(65,145)	17,538	(918)	(26,589)	(75,114)
Increase (decrease) in cash	570	—	(1,764)	—	(1,194)
Cash at beginning of period	18,273	—	5,402	—	23,675
Cash at end of period	$18,843	$—	$3,638	$—	$22,481

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding benefit plan funding, the costs savings benefits associated with the closure of our Long Island, New York facility, tax rates, cash flows, energy costs, and interest expenses. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2014 Form 10-K, as well as the following:

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

•	customer acceptance, timing and quantity of purchases of our new through-air-dried, or TAD, products or other tissue products;

•	announced price increases for our products may not be accepted in whole or part;

•	the loss of or changes in prices in regards to a significant customer;

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
Recent Developments
Mill Divestitures and Facility Closures
On December 30, 2014, we sold our specialty business and mills to a private buyer for $108 million in cash, net of sale related expenses and adjustments. The specialty business and mills' production consisted predominantly of machine-glazed tissue and also included parent rolls and other specialty tissue products such as absorbent materials and dark-hued napkins. The sale included five of our former subsidiaries with facilities located at East Hartford, Connecticut; Menominee, Michigan; Gouverneur, New York; St. Catharines, Ontario; and Wiggins, Mississippi. Included in the sale related expenses and adjustments was the impact of certain indemnity and working capital escrow clauses in the sales agreement. These escrowed amounts totaled $3.8 million of restricted cash on our December 31, 2014 Consolidated Balance Sheet. During the second quarter of 2015, the working capital escrow account established in connection with the sale of the specialty business and mills was settled, resulting in the release of $1.5 million from the restricted cash escrow account and the recognition of a corresponding gain recorded in "Selling, general and administrative expenses" within our Consolidated Statement of Operations.
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of June 30, 2015, we have incurred $20.1 million of costs associated with the closure, of which $0.7 million and $1.3 million, respectively, were incurred during the three and six month periods ended June 30, 2015. We expect costs associated with this closure to be approximately $2 million in 2015. The cost savings benefits resulting from the Long Island facility consolidation and optimization are expected to be approximately $12 million on an annual basis.
Capital Allocation
On December 15, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have repurchased 599,495 shares of our outstanding common stock at an average price of $61.97 per share under this program. As of June 30, 2015, we had up to $62.9 million of authorization remaining pursuant to this stock repurchase program.
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

Operating costs
	Three Months Ended June 30,
(Dollars in thousands)	2015		2014
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$45,223	11.8%	$76,138	17.5%
Transportation[1]	44,776	11.6	46,500	10.7
Chemicals	43,528	11.3	50,377	11.6
Chips, sawdust and logs	35,481	9.2	35,300	8.1
Energy	26,188	6.8	34,066	7.8
Maintenance and repairs[2]	24,124	6.3	22,017	5.1
Packaging supplies	23,432	6.1	24,707	5.7
Depreciation	18,731	4.9	19,388	4.6
	$261,483	68.0%	$308,493	71.1%

	Six Months Ended June 30,
(Dollars in thousands)	2015		2014
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$92,951	12.0%	$149,210	17.3%
Transportation[1]	88,578	11.4	92,436	10.7
Chemicals	86,687	11.2	99,439	11.6
Chips, sawdust and logs	70,757	9.1	70,853	8.2
Energy	54,676	7.1	71,134	8.3
Maintenance and repairs[2]	53,580	6.9	41,126	4.8
Packaging supplies	47,601	6.2	49,975	5.8
Depreciation	37,700	4.9	39,383	4.6
	$532,530	68.8%	$613,556	71.3%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three and six months ended June 30, 2015, total purchased pulp costs decreased by $30.9 million and $56.3 million, respectively, compared to the same periods in 2014, as a direct result of the sale of our former specialty business and mills in December 2014. Excluding pulp costs associated with the specialty business and mills, purchased pulp costs were lower during the quarter ended June 30, 2015, but were relatively flat for the six months ended June 30, 2015. The decrease during the quarter was a result of favorable external pulp pricing, as well as a higher utilization of internally sourced pulp when compared to the second quarter of 2014. These reductions offset the increased purchased pulp requirements during the first quarter of 2015 due to a scheduled major maintenance outage taken at our Idaho pulp and paperboard facility.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for the three and six months ended June 30, 2015, decreased $1.7 million and $3.9 million, respectively, when compared to the same periods in 2014, primarily due to the sale of our specialty business and mills, as discussed above. Excluding transportation costs associated with the specialty business and mills, transportation costs during the second quarter of 2015 increased $0.7 million compared to the second quarter of 2014, mostly due to higher line-haul rates and ongoing increases in carrier costs primarily attributable to tighter carrier supply. For the six months ended June 30, 2015, excluding the specialty business and mills, transportation costs decreased slightly as the above increases during the second quarter were more than offset by lower transportation costs during the first quarter of 2015 due to improved inventory levels and network optimization resulting in fewer internal transfers and miles per shipment. The comparable period in 2014 also had higher fuel prices and extreme cold weather conditions in the Midwest and Northeast that negatively affected carrier costs in the first quarter of 2014 by limiting vendor availability.
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
Our chemical costs decreased $6.8 million and $12.8 million, respectively, during the three and six months ended June 30, 2015, primarily due to lower usage resulting from the sale of our specialty business and mills. Excluding chemical costs associated with the specialty mills, chemical costs for the three and six months ended June 30, 2015 decreased $3.1 million and $5.4 million, respectively, compared to the same periods in 2014 primarily due to decreased pricing for polyethylene and lower consumption due to the scheduled major maintenance downtime at our pulp and paperboard facilities during the first half of 2015. In addition, the comparable 2014 periods had higher chemical costs due to operational issues at our Arkansas pulp and paperboard facility that caused both the pulp mill and paper machine to consume elevated levels of chemicals.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs for chips, sawdust and logs for the three and six months ended June 30, 2015, were relatively flat when compared to the same periods in 2014. As a result of our scheduled major maintenance downtime at our Idaho and Arkansas facilities during the first and second quarters of 2015, we consumed less wood residuals and had lower production. These decreases were partially offset by increased pricing at our Arkansas pulp and paperboard facility during the first half of 2015.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period due primarily to volatility in weather and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a cogeneration facility that produces steam and electricity at our Lewiston, Idaho manufacturing site help to lower our energy costs. TAD tissue production involves increased natural gas usage compared to conventional tissue manufacturing and, as a result, our natural gas requirements have increased in connection with the increase of production from our North Carolina TAD paper machine.
Energy costs for the three and six months ended June 30, 2015, were $7.9 million and $16.5 million lower, respectively, than the same periods in 2014 due largely to the lower usage resulting from the sale of our specialty business and mills. Excluding energy costs associated with the specialty mills, energy costs decreased $1.6 million and $2.3 million, respectively, during the three and six months ended June 30, 2015. The decrease resulted from lower natural gas pricing and usage at many of our facilities due primarily to the absence of the extremely cold weather conditions in the Midwest and Northeast that occurred during the first quarter of 2014.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of June 30, 2015, these contracts covered approximately 58% of our expected average monthly natural gas requirements for the remainder of 2015. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 months to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the first quarter of 2015, we had eleven days of paper machine downtime at our Idaho facility at a cost of approximately $15 million. During the second quarter of 2015, we had four days of paper machine downtime at our Arkansas facility at a cost of approximately $7 million. We did not have any major maintenance outages during the first half of 2014.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. During the three and six months ended June 30, 2015, we spent $29.6 million and $50.4 million, respectively, on capital expenditures, which includes $12.3 million and $17.9 million, respectively, of strategic capital spending on projects designed to reduce future manufacturing costs and provide a positive return on investment. During the three and six months ended June 30, 2014, we spent $16.9 million and $31.7 million, respectively, on capital expenditures.

Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For the three and six months ended June 30, 2015, packaging costs decreased $1.3 million and $2.4 million, respectively, compared to the same periods in 2014 due largely to lower production resulting from the sale of our specialty business and mills. Excluding packaging costs associated with the specialty mills, packaging costs were relatively flat, decreasing only slightly due to lower case production sales.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and six months ended June 30, 2015, decreased $0.7 million and $1.7 million, respectively, compared to the same periods in 2014, primarily as a result of the sale of our specialty business and mills, as well as the closure of our Long Island facility, partially offset by increased depreciation related to capital spending during recent periods.
Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs and inventory levels can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced lower wage and benefit expenses during the three and six months ended June 30, 2015, compared to the same periods in 2014, due to the sale of our specialty business and mills and the closure of our Long Island facility, which were partially offset by $1.7 million of costs associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Lewiston, Idaho.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the second quarter of 2015 and 2014 were $28.1 million and $31.6 million, respectively. The lower expense was primarily a result of a $1.5 million mark-to-market benefit during the second quarter of 2015, compared to a minimal mark-to-market adjustment in the second quarter of 2014, related to our directors' common stock units, which will ultimately be settled in cash. In addition, during the second quarter of 2015 we recognized a $1.5 million gain related to the release of restricted cash balances pertaining to the settlement of a working capital escrow account established in connection with the 2014 sale of our specialty business and mills. Selling, general and administrative expenses also declined due to reduced headcount and administrative costs related to our Long Island facility closure and the sale of the specialty business and mills.
Interest expense
Interest expense for the first half of 2015 includes interest on our $275 million aggregate principal amount of 4.5% senior notes due 2023 issued in January 2013, which we refer to as the 2013 Notes, and interest on our 2014 Notes. Interest expense for the first half of 2014 includes interest on our former 2010 Notes and interest on the 2013 Notes. Interest expense also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. As a result of the issuance of the 2014 Notes at an interest rate lower than that of our former 2010 Notes, which were redeemed in the third quarter of 2014 using all of the proceeds from the 2014 Notes and short-term borrowings from our credit facility, interest expense in the first half of 2015 was lower than the first half of 2014.
Income taxes
Consistent with authoritative guidance, our estimated annual effective tax rate is used to allocate expected annual income tax expense to interim periods. The rate is the ratio of estimated annual income tax expense to estimated pre-tax ordinary income, and excludes "discrete items", which are significant, unusual or infrequent items reported separately net of their related tax effect. The estimated annual effective tax rate is applied to the current interim period's ordinary income to determine the income tax expense allocated to the interim period. The income tax effects of discrete items are then determined separately and recognized in the interim period in which the income or expense items arise.
During the quarter ended June 30, 2014, we recognized the effects of enacted New York state law changes. As part of the analysis, we identified that, in prior years, we had not applied the proper apportionment factor when certain New York state net operating loss carryforwards were generated, which resulted in a $2.9 million overstatement that was corrected in that period and is included as a discrete item within state rate adjustments due to immateriality. Additionally, return to provision adjustments, including amended returns, generated expense of 7.4%, which was offset by other state return to provision adjustments benefit of 3.3%.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended June 30,
(Dollars in thousands)	2015		2014
Net sales	$444,558	100.0%	$498,759	100.0%
Costs and expenses:
Cost of sales	(384,347)	86.5	(434,111)	87.0
Selling, general and administrative expenses	(28,138)	6.3	(31,565)	6.3
Total operating costs and expenses	(412,485)	92.8	(465,676)	93.4
Income from operations	32,073	7.2	33,083	6.6
Interest expense, net	(7,774)	1.7	(10,688)	2.1
Earnings before income taxes	24,299	5.5	22,395	4.5
Income tax provision	(8,702)	2.0	(9,942)	2.0
Net earnings	$15,597	3.5%	$12,453	2.5%
Net sales—Second quarter 2015 net sales decreased by $54.2 million, or 10.9%, compared to the second quarter of 2014, primarily due to a decline in non-retail shipments as a result of the sale of our specialty business and mills in December 2014. This decrease was partially offset by higher average tissue net selling prices during the second quarter of 2015, which were driven by a favorable product mix shift towards higher retail tissue sales from lower margin non-retail sales, as well as increased paperboard shipments. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 86.5% of net sales for the second quarter of 2015 and 87.0% of net sales for the same period in 2014. Our overall cost of sales were 11.5% lower than the second quarter of 2014, primarily due to the absence in the second quarter of 2015 of costs previously associated with our former specialty business and mills, $2.2 million of costs in the second quarter of 2014 related to the closure of our Thomaston, Georgia and Long Island facilities, compared to $0.7 million of closure costs in the second quarter of 2015 related to the Long Island facility, and costs in 2014 associated with operational issues at our Arkansas pulp and paperboard facility. These favorable comparisons were partially offset by approximately $7 million of planned major maintenance costs incurred at our Arkansas pulp and paperboard facility during the second quarter of 2015.
Selling, general and administrative expenses—Selling, general and administrative expenses for the second quarter of 2015 decreased $3.4 million compared to the same quarter in 2014 primarily due to a $1.5 million mark-to-market benefit during the second quarter of 2015, compared to a minimal mark-to-market adjustment in the second quarter of 2014, related to our directors' common stock units, as well as a $1.5 million gain during the second quarter of 2015 related to the release of restricted cash balances pertaining to the settlement of a working capital escrow account established in connection with the 2014 sale of our specialty business and mills. Selling, general and administrative expenses also declined due to reduced headcount and administrative costs related to our Long Island facility closure and the sale of the specialty business and mills.
Interest expense—Interest expense for the second quarter of 2015 decreased by $2.9 million compared to the second quarter of 2014. The decrease was largely attributable to reduced interest rates on our debt as a result of the third quarter 2014 redemption of the 2010 Notes and the issuance of the lower interest bearing 2014 Notes.

Income tax provision—We recorded an income tax provision of $8.7 million in the three months ended June 30, 2015, compared to $9.9 million in the same three month period of 2014. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended June 30, 2015 was approximately 36% compared to a rate of approximately 44% for the same period of 2014. The decrease in the rate was the result of the net impact of reporting discrete items, primarily relating to state jurisdictions.
During the second quarters of 2015 and 2014, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the three months ended June 30, 2015 would have been approximately 36% compared to an adjusted rate of approximately 38% for the three months ended June 30, 2014. The following table details these items:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Income tax provision	$(8,702)	$(9,942)
Special items, tax impact:
Directors' equity-based compensation benefit	459	13
Costs associated with Long Island facility closure	(231)	(650)
Adjustments associated with sale of specialty mills	419	—
Costs associated with Thomaston facility closure	—	(132)
Discrete tax items related to New York	—	1,388
Adjusted income tax provision	$(8,055)	$(9,323)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$239,391	$299,130
Operating income	17,032	12,705
Percent of net sales	7.1%	4.2%

Shipments (short tons)
Non-retail	24,744	59,832
Retail	71,476	75,009
Total tissue tons	96,220	134,841
Converted products cases (in thousands)	13,125	14,101

Sales price (per short ton)
Non-retail	$1,430	$1,492
Retail	2,846	2,795
Total tissue	$2,482	$2,217
Our Consumer Products segment's net sales for the second quarter of 2015 decreased $59.7 million compared to the second quarter of 2014 due to a decline in non-retail shipments resulting from the sale of our specialty business and mills. This decrease was partially offset by a 12.0% increase in average tissue net selling prices during the second quarter of 2015, which resulted from a favorable product mix shift to increased retail tissue sales, from lower margin specialty products previously sold by our former specialty business and mills.
Segment operating income for the second quarter of 2015 increased by $4.3 million compared to the second quarter of 2014. The increase was primarily due to a decline in purchased pulp costs resulting from favorable pulp pricing, as well as a higher utilization of internally sourced pulp during the second quarter at our Consumer Products segment. Operating income was also improved due to lower energy costs related to lower natural gas pricing and decreased depreciation due to the sale of our specialty business and mills. In addition, operating income was higher in the second quarter of 2015 compared to the same period in 2014 because the second quarter of 2014 included $2.2 million of costs related to the closure of our Thomaston, Georgia and Long Island facilities, as compared to $0.7 million of costs related to the closure of our Long Island facilities during the second quarter of 2015.
Pulp and Paperboard

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$205,167	$199,629
Operating income	27,754	33,635
Percent of net sales	13.5%	16.8%

Paperboard shipments (short tons)	204,983	195,924
Paperboard sales price (per short ton)	$997	$1,017
Net sales for the Pulp and Paperboard segment increased by $5.5 million during the second quarter of 2015, compared to the second quarter of 2014. The increase was primarily due to a 4.6% increase in paperboard shipments, which more than offset a 2.0% decrease in net selling prices resulting from a sales mix that included a higher proportion of lower margin products.
Operating income for the segment decreased $5.9 million during the second quarter of 2015, compared to the second quarter of 2014, primarily due to approximately $7 million of planned major maintenance costs incurred at our Arkansas facility during the second quarter of 2015, as well as quality related rebates. The impact of the scheduled major maintenance outage was partially offset by lower chemical consumption as 2014 costs increased due to operational issues at our Arkansas facility, as well as decreased energy costs due to lower natural gas pricing.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Six Months Ended June 30,
(Dollars in thousands)	2015		2014
Net sales	$878,584	100.0%	$983,679	100.0%
Costs and expenses:
Cost of sales	(774,179)	88.1	(860,740)	87.5
Selling, general and administrative expenses	(57,095)	6.5	(65,079)	6.6
Impairment of assets	—	—	(4,259)	0.4
Total operating costs and expenses	(831,274)	94.6	(930,078)	94.6
Income from operations	47,310	5.4	53,601	5.4
Interest expense, net	(15,556)	1.8	(21,422)	2.2
Earnings before income taxes	31,754	3.6	32,179	3.3
Income tax provision	(10,400)	1.2	(13,500)	1.4
Net earnings	$21,354	2.4	$18,679	1.9
Net sales—First half 2015 net sales decreased by $105.1 million, or 10.7%, compared to the first half of 2014 primarily due to a decline in non-retail shipments as a result of the sale of our specialty business and mills in December 2014, as well as a slight decrease in retail tissue shipments. This decrease was partially offset by a 12.8% increase in average tissue net selling prices during the first half of 2015, which was driven by increased sales of higher priced TAD tissue products. The decline in net sales was also partially offset by increased pricing for paperboard, with paperboard shipments essentially flat compared to the first half of 2014. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 88.1% of net sales for the first half of 2015 and 87.5% of net sales for the same period in 2014. However, our overall cost of sales were 10.1% lower than the first half of 2014, primarily due to the absence of operating costs associated with our former specialty business and mills and incremental costs incurred in the first half of 2014 associated with both the extreme cold weather conditions in the Midwest and Northeast and 2014 operational issues at our Arkansas pulp and paperboard facility, as well as $11.4 million of costs in the first half of 2014 related to the closure of our Thomaston, Georgia and Long Island facilities, compared to $1.3 million of costs in the first half of 2015 related to the Long Island facility. These favorable comparisons were partially offset by approximately $22 million of planned major maintenance costs incurred at our Idaho and Arkansas pulp and paperboard facilities during the first half of 2015 and $1.7 million of costs in the first half of 2015 associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Idaho.
Selling, general and administrative expenses—Selling, general and administrative expenses for the first half of 2015 decreased $8.0 million compared to the same period in 2014 primarily due to a $1.9 million mark-to-market benefit during the first half of 2015, compared to $2.8 million of mark-to-market expense in the first half of 2014, related to our directors' common stock units, as well as the recognition of a $1.5 million gain during the second quarter of 2015 related to the release of restricted cash balances pertaining to the settlement of a working capital escrow account established in connection with the 2014 sale of our specialty business and mills. Selling, general and administrative expenses also declined due to reduced headcount and administrative costs related to our Long Island facility closure and the sale of the specialty business and mills.
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
Interest expense—Interest expense for the first half of 2015 decreased by $5.9 million compared to the first half of 2014. The decrease was largely attributable to reduced interest rates on our debt as a result of the third quarter 2014 redemption of the 2010 Notes and the issuance of the lower interest bearing 2014 Notes.

Income tax provision—We recorded an income tax provision of $10.4 million in the six months ended June 30, 2015, compared to $13.5 million in the same period of 2014. The rate determined under GAAP for the six months ended June 30, 2015 was approximately 33% compared to a rate of approximately 42% for the same period of 2014. The net decrease to our effective tax rate in the six months ended June 30, 2015, was primarily the result of state discrete items.
During the first half of 2015 and 2014, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the six months ended June 30, 2015 would have been approximately 33% compared to an adjusted rate of approximately 37% for the six months ended June 30, 2014. The following table details these items:

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Income tax provision	$(10,400)	$(13,500)
Special items, tax impact:
Directors' equity-based compensation benefit (expense)	604	(1,002)
Costs associated with Long Island facility closure	(402)	(3,688)
Adjustments associated with sale of specialty mills	459	—
Costs associated with labor agreement	(533)	—
Costs associated with Thomaston facility closure	—	(402)
Discrete tax items related to New York	—	1,388
Adjusted income tax provision	$(10,272)	$(17,204)

Discussion of Business Segments
Consumer Products

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$474,567	$585,638
Operating income	29,427	12,182
Percent of net sales	6.2%	2.1%

Shipments (short tons)
Non-retail	45,851	116,671
Retail	142,578	145,928
Total tissue tons	188,429	262,599
Converted products cases (in thousands)	26,150	27,538

Sales price (per short ton)
Non-retail	$1,451	$1,491
Retail	2,855	2,817
Total tissue	$2,513	$2,228
Our Consumer Products segment net sales for the first half of 2015 decreased $111.1 million compared to the first half of 2014 due to a decline in non-retail shipments resulting from the sale of our specialty business and mills. This decrease was partially offset by a 12.8% increase in average tissue net selling prices during the first half of 2015, which resulted from a favorable product mix shift to increased TAD sales from lower priced specialty products previously sold by our former specialty business and mills.
Segment operating income for the second quarter of 2015 increased by $17.2 million compared to the first half of 2014, primarily due to $11.4 million of facility closure costs related to our Thomaston and Long Island facilities incurred during the first half of 2014, as compared to $1.3 million of Long Island facility closure costs incurred during the first half of 2015. Segment operating income also increased as a result of lower energy costs, which were higher during the first half of 2014 due to the extremely cold weather conditions in the Midwest and Northeast. These favorable comparisons were partially offset by $0.8 million of costs in the first half of 2015 associated with a new collective bargaining agreement at our Idaho facility.
Pulp and Paperboard

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$404,017	$398,041
Operating income	43,948	70,411
Percent of net sales	10.9%	17.7%

Paperboard shipments (short tons)	396,618	396,589
Paperboard sales price (per short ton)	$1,014	$1,002
Net sales for the Pulp and Paperboard segment increased by $6.0 million during the first half of 2015, compared to the first half of 2014. The increase was primarily due to a 1.2% increase in paperboard net selling prices resulting from improved sales mix, with paperboard shipments during the first half of 2015 relatively flat.
Operating income for the segment decreased $26.5 million during the first half of 2015, compared to the first half of 2014, primarily due to approximately $22 million of planned major maintenance costs incurred at our Idaho and Arkansas facilities during the first half of 2015 and $0.9 million of costs associated with the new collective bargaining agreement at our Idaho facility. The impact of the scheduled major maintenance outages were partially offset by lower chemical consumption related to the resolution of operational issues at our Arkansas facility during 2014, as well as lower energy costs due to lower natural gas pricing throughout the segment.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net earnings	$15,597	$12,453	$21,354	$18,679
Interest expense, net	7,774	10,688	15,556	21,422
Income tax provision	8,702	9,942	10,400	13,500
Depreciation and amortization expense	20,632	22,015	41,640	44,246
EBITDA	$52,705	$55,098	$88,950	$97,847
Directors' equity-based compensation (benefit) expense	(1,457)	(36)	(1,927)	2,781
Costs associated with Long Island facility closure	735	1,843	1,289	10,275
Adjustments associated with sale of specialty mills	(1,331)	—	(1,462)	—
Costs associated with labor agreement	—	—	1,730	—
Costs associated with Thomaston facility closure	—	374	—	1,124
Adjusted EBITDA	$50,652	$57,279	$88,580	$112,027
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the six months ended June 30, 2015 and 2014:

(In thousands)	2015	2014
Net cash flows from operating activities	$87,910	$94,913
Net cash flows from investing activities	(65,031)	(20,993)
Net cash flows from financing activities	(38,745)	(75,114)
Cash Flows Summary
Net cash flows from operating activities for the first half of 2015 decreased by $7.0 million compared to the first half of 2014. The decrease in operating cash flows was largely due to lower earnings, after adjusting for noncash related items, which decreased $22.6 million compared to the first half of 2014. This decrease in earnings was primarily due to a $2.5 million deferred tax benefit during the first half of 2015 compared to a $9.9 million deferred tax provision during the first half of 2014. The decrease was partially offset by a $14.5 million increase in cash flows generated from working capital. The cash flows generated from working capital were primarily driven by a decrease in inventories, partially offset by higher accounts receivable and prepaids. In addition, cash flows from operating activities also improved due to a $5.7 million decrease in contributions to our qualified pension plans in the first half of 2015 compared to the first half of 2014.

Net cash flows from investing activities decreased by $44.0 million as a result of a $22.9 million increase in capital spending for plant and equipment, compared to the first half of 2014. The increase in capital spending is due in part to our focus on strategic capital projects throughout 2015. In addition, net investing cash flows were also impacted by the conversion of $10.0 million of cash into short-term investments during the first half of 2015, compared to the conversion of $11.0 million of short-term investments into cash during the first half of 2014.
Net cash flows used for financing activities were $38.7 million for the first half of 2015, and were largely driven by $37.1 million in repurchases of our outstanding common stock pursuant to our most recent $100 million stock repurchase program. Net cash flows used for financing activities for the first quarter of 2014 of $75.1 million primarily consisted of $74.3 million of stock repurchases pursuant to a previous stock repurchase program.
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
Credit Arrangements
As of June 30, 2015, there were no borrowings outstanding under the credit facility, but $6.2 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.75% and 2.25% and (ii) for base rate loans, a per annum rate equal to the greater of (a) the prime rate for such day; (b) the federal funds effective rate for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus between 1.25% and 1.75%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of June 30, 2015, we would have been permitted to draw an additional $118.8 million under the credit facility at LIBOR plus 1.75%, or base rate plus 1.25%.
CONTRACTUAL OBLIGATIONS
As of June 30, 2015, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
As of June 30, 2015, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of June 30, 2015, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have an approximate $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of June 30, 2015, these contracts covered approximately 58% of our expected average monthly natural gas requirements for the remainder of 2015.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2015. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
Changes in Internal Controls
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.
Legal Proceedings
On August 13, 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. We reached an agreement with the DOJ and EPA in connection with this matter pursuant to which we expect to pay a fine in the amount of $0.3 million in the third quarter of 2015, for which we have already established a reserve.
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

CLEARWATER PAPER CORPORATION
(Registrant)

Date: August 5, 2015	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer and Principal
Accounting Officer)

CLEARWATER PAPER CORPORATION
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan - Amendment to Restricted Stock Unit Agreement dated as of January 1, 2015 with Linda K. Massman.

10.2[1]	Separation and General Release Agreement entered into by Clearwater Paper Corporation and Thomas A. Colgrove, dated July 17, 2015.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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