Form 10-Q
period 2015-09-30
Clearwater Paper Corp
filed 2015-11-04
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of October 30, 2015 was 17,773,669.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$442,222	$511,142	$1,320,806	$1,494,821
Costs and expenses:
Cost of sales	(373,892)	(434,457)	(1,148,071)	(1,295,197)
Selling, general and administrative expenses	(28,284)	(31,817)	(85,379)	(96,896)
Impairment of assets	—	(890)	—	(5,149)
Total operating costs and expenses	(402,176)	(467,164)	(1,233,450)	(1,397,242)
Income from operations	40,046	43,978	87,356	97,579
Interest expense, net	(7,882)	(9,570)	(23,438)	(30,992)
Debt retirement costs	—	(24,420)	—	(24,420)
Earnings before income taxes	32,164	9,988	63,918	42,167
Income tax provision	(9,100)	(3,735)	(19,500)	(17,235)
Net earnings	$23,064	$6,253	$44,418	$24,932
Net earnings per common share:
Basic	$1.22	$0.32	$2.33	$1.23
Diluted	1.21	0.31	2.30	1.21
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$23,064	$6,253	$44,418	$24,932
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $1,233, $948, $3,700 and $2,847	1,922	1,504	5,764	4,512
Amortization of prior service credit included in net periodic cost, net of tax of $(206), $(191), $(617) and $(573)	(321)	(303)	(962)	(907)
Other comprehensive income, net of tax	1,601	1,201	4,802	3,605
Comprehensive income	$24,665	$7,454	$49,220	$28,537
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$13,417	$27,331
Restricted cash	2,270	1,500
Short-term investments	10,000	50,000
Receivables, net	153,857	133,914
Taxes receivable	—	1,255
Inventories	261,683	286,626
Deferred tax assets	20,330	21,760
Prepaid expenses	6,763	4,191
Total current assets	468,320	526,577
Property, plant and equipment, net	836,758	810,987
Goodwill	209,087	209,087
Intangible assets, net	21,231	24,956
Pension assets	8,743	4,738
Other assets, net	7,394	9,583
TOTAL ASSETS	$1,551,533	$1,585,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$244,953	$215,826
Current liability for pensions and other postretirement employee benefits	7,915	7,915
Total current liabilities	252,868	223,741
Long-term debt	575,000	575,000
Liability for pensions and other postretirement employee benefits	113,531	118,464
Other long-term obligations	47,696	56,856
Accrued taxes	1,573	2,696
Deferred tax liabilities	100,884	111,634
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,153,978 and 24,056,057 shares issued	2	2
Additional paid-in capital	341,130	334,074
Retained earnings	508,742	464,324
Treasury stock, at cost, common shares-6,249,196 and 4,498,388 shares repurchased	(323,832)	(230,000)
Accumulated other comprehensive loss, net of tax	(66,061)	(70,863)
Total stockholders’ equity	459,981	497,537
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,551,533	$1,585,928
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$44,418	$24,932
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	62,844	66,539
Equity-based compensation expense	2,495	9,201
Impairment of assets	—	5,149
Deferred tax (benefit) provision	(12,403)	12,895
Employee benefit plans	2,122	1,603
Deferred issuance costs and discounts on long-term debt	714	5,864
Disposal of plant and equipment, net	1,109	747
Non-cash adjustments to unrecognized taxes	(1,123)	149
Changes in working capital, net	15,471	(13,190)
Changes in taxes receivable, net	1,255	7,894
Excess tax benefits from equity-based payment arrangements	(3,848)	(1,508)
Funding of qualified pension plans	(3,179)	(15,957)
Other, net	(2,320)	(2,387)
Net cash flows from operating activities	107,555	101,931
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	40,000	70,000
Additions to plant and equipment	(78,461)	(54,029)
Proceeds from sale of assets	587	733
Net cash flows from investing activities	(37,874)	16,704
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	300,000
Repayment of long-term debt	—	(375,000)
Purchase of treasury stock	(84,305)	(100,000)
Changes in short-term borrowings, net	—	47,047
Payments for long-term debt issuance costs	—	(2,995)
Payment of tax withholdings on equity-based payment arrangements	(3,129)	(792)
Excess tax benefits from equity-based payment arrangements	3,848	1,508
Other, net	(9)	1,500
Net cash flows from financing activities	(83,595)	(128,732)
Decrease in cash	(13,914)	(10,097)
Cash at beginning of period	27,331	23,675
Cash at end of period	$13,417	$13,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$28,429	$34,418
Cash paid for income taxes	18,886	6,196
Cash received from income tax refunds	2,104	10,496
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accrued plant and equipment	$5,165	$3,831
Unsettled repurchases of common stock	9,527	—
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
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of September 30, 2015, we have incurred $20.8 million of costs associated with the closure, of which $0.7 million and $2.0 million, respectively, were incurred during the three and nine month periods ended September 30, 2015.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, the related Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of September 30, 2015, we had $2.3 million classified as current on our Consolidated Balance Sheet. As of December 31, 2014, we had $1.5 million of restricted cash classified as current and $2.3 million of restricted cash classified as non-current and included in "Other assets, net" on our Consolidated Balance Sheets.

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of September 30, 2015 and December 31, 2014, we had allowances for doubtful accounts of $1.6 million and $1.4 million, respectively.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,503.7 million and $1,450.1 million at September 30, 2015 and December 31, 2014, respectively.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets. During the first quarter of 2014, we permanently closed our Long Island tissue converting and distribution facility. As a result of this closure, we considered an outside third party's appraisal in assessing the recoverability of the facility's long-lived plant and equipment based on available market data for comparable assets sold through private party transactions. Based on this assessment, we determined the carrying amounts of certain long-lived plant and equipment related to the Long Island facility exceeded their fair value. As a result, we recorded a $3.8 million non-cash impairment charge to our accompanying Consolidated Statement of Operations for the nine months ended September 30, 2014. There were no other such events or changes in circumstances that impacted our remaining long-lived assets.
STOCKHOLDERS’ EQUITY
On December 15, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorized purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. In total, we repurchased 1,750,808 shares of our outstanding common stock as of September 30, 2015, pursuant to this repurchase program, of which 1,151,313 shares were repurchased during the third quarter of 2015 at an average price of $49.23 per share. Included in our third quarter 2015 repurchases were 201,300 shares of our outstanding common stock with an average price of $47.33 per share for which payment had not been made nor had the repurchased shares settled as of the end of the quarter. As a result, our treasury stock repurchases reported in our September 30, 2015 Consolidated Statement of Cash Flows differs from our total repurchases during the year to the extent that these repurchases had not been paid and settled at the end of the quarter. As of September 30, 2015, we had up to $6.2 million of authorization remaining pursuant to this stock repurchase program. Subsequent to the close of our third quarter ended September 30, 2015, we repurchased an additional 131,113 shares of our outstanding common stock at an average price of $46.97 per share, which completed the remainder of this repurchase program.
On February 5, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed that program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share under that program.
DERIVATIVES
We had no activity during the nine months ended September 30, 2015 and 2014 that required hedge or derivative accounting treatment. However, to help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of September 30, 2015, these contracts covered approximately 51% of our expected average monthly natural gas requirements for the remainder of 2015, plus lesser amounts for 2016. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.
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
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	September 30, 2015	December 31, 2014
Pulp, paperboard and tissue products	$163,314	$188,760
Materials and supplies	79,421	74,916
Logs, pulpwood, chips and sawdust	18,948	22,950
	$261,683	$286,626

NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	September 30, 2015
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(21,639)	$19,362
Trade names and trademarks	10.0	3,286	(1,561)	1,725
Non-compete agreements	5.0	574	(430)	144
		$44,861	$(23,630)	$21,231

	December 31, 2014
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(18,223)	$22,778
Trade names and trademarks	10.0	3,286	(1,314)	1,972
Non-compete agreements	5.0	1,189	(983)	206
		$45,476	$(20,520)	$24,956
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
For the three and nine months ended September 30, 2015 and 2014, the effective tax rates attributable to continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	3.3	(0.3)	3.3	(0.3)
Change in valuation allowances	(6.8)	2.6	(3.2)	2.6
Federal manufacturing deduction	(3.5)	(1.4)	(3.5)	(1.4)
Settlement of uncertain tax positions	—	(0.8)	—	(0.2)
Change in uncertain tax positions	(0.5)	1.9	(1.8)	0.5
Interest accrued on uncertain tax positions	—	0.2	—	0.1
Federal credits and audit adjustments	(0.5)	0.5	(0.5)	(0.8)
State rate adjustments	(0.2)	(0.5)	(0.1)	2.3
Return to provision adjustments	(0.4)	(0.1)	(0.2)	3.2
Other	1.9	0.3	1.5	(0.1)
Effective tax rate	28.3%	37.4%	30.5%	40.9%

Our estimated annual effective tax rate for the third quarter of 2015 is approximately 36%, compared with approximately 35% for the comparable interim period in 2014. The increase is due to an increase in the benefit from the federal manufacturing deduction offset by a decrease in the benefit from state income tax rates.
During the three and nine month periods ended September 30, 2015, we recorded discrete benefits for the release of valuation allowances on certain state net operating losses. Based upon further review and analysis, we determined these valuation allowances were no longer required, which reduced tax expense by approximately $2 million, or a 5.6% and 2.8% rate reduction for the three and nine month periods ended September 30, 2015, respectively.
During the nine months ended September 30, 2014, we recorded discrete expense for a reduction in our blended state tax rate, as well as adjustments to New York state specific deferred items. These changes were due to amendments we made to our New York state return filings as a result of changes in New York state tax laws. In reviewing the changes in the tax laws, we identified that in prior years we had not applied the proper apportionment factor when certain New York state net operating loss carryforwards were generated, which resulted in a $2.9 million overstatement. We corrected this in the second quarter of 2014 by including the overstatement as a discrete item within state rate adjustments due to immateriality.
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	September 30, 2015	December 31, 2014
Trade accounts payable	$143,734	$122,856
Accrued wages, salaries and employee benefits	41,467	41,880
Income taxes payable	11,323	—
Unsettled repurchases of common stock	9,527	—
Accrued discounts and allowances	8,801	10,026
Accrued taxes other than income taxes payable	7,572	5,622
Accrued utilities	5,967	6,959
Accrued interest	4,931	12,173
Other	11,631	16,310
	$244,953	$215,826
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

REVOLVING CREDIT FACILITY
On November 26, 2008, we entered into a $125 million senior secured revolving credit facility with certain financial institutions. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million. The revolving credit facility, which was subsequently amended on September 28, 2015, expires on September 30, 2020.
As of September 30, 2015, there were no borrowings outstanding under the credit facility, but $6.2 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.25% and 1.75% and (ii) for base rate loans, a per annum rate equal to the greater of the following rates plus between 0.25% and 0.75%: (a) the rate of interest announced by Bank of America from time to time as its prime rate for such day; (b) the weighted average of interest rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.00%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of September 30, 2015, we would have been permitted to draw an additional $118.8 million under the credit facility at LIBOR plus 1.25%, or base rate plus 0.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of September 30, 2015, the fixed charge coverage ratio for the most recent four quarters was 1.6-to-1.0.
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
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	September 30, 2015	December 31, 2014
Long-term lease obligations, net of current portion	$24,253	$24,805
Deferred proceeds	10,921	12,360
Deferred compensation	10,134	14,609
Other	2,388	5,082
	$47,696	$56,856

NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2014	$—	$(70,863)	$(70,863)
Other comprehensive income, net of tax[2]	—	4,802	4,802
Balance at September 30, 2015	$—	$(66,061)	$(66,061)

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2013	$(874)	$(57,219)	$(58,093)
Other comprehensive income, net of tax[2]	—	3,605	3,605
Balance at September 30, 2014	$(874)	$(53,614)	$(54,488)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our former Canadian subsidiary before its functional currency was changed from Canadian dollars to U.S. dollars in 2012. As a result of the divestiture of the specialty business and mills, this balance was written off in the fourth quarter of 2014.

[2]
For the nine months ended September 30, 2015 and 2014, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss included $9.5 million and $7.4 million, respectively, of actuarial loss amortization, as well as $1.6 million and $1.5 million, respectively, of prior service credit amortization, all net of tax totaling $3.1 million and $2.3 million, respectively. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended September 30,
(In thousands)	2015	2014	2015	2014
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$311	$347	$91	$114
Interest cost	3,483	3,707	970	1,142
Expected return on plan assets	(5,029)	(5,049)	—	—
Amortization of prior service cost (credit)	18	51	(545)	(545)
Amortization of actuarial loss (gain)	3,155	2,524	—	(72)
Net periodic cost	$1,938	$1,580	$516	$639

	Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$934	$1,042	$272	$340
Interest cost	10,448	11,119	2,910	3,424
Expected return on plan assets	(15,087)	(15,147)	—	—
Amortization of prior service cost (credit)	54	154	(1,633)	(1,634)
Amortization of actuarial loss (gain)	9,464	7,573	—	(214)
Net periodic cost	$5,813	$4,741	$1,549	$1,916

During the nine months ended September 30, 2015, we contributed $3.2 million to our qualified pension plans. We do not expect to make additional contributions in 2015.
During the nine months ended September 30, 2015, we made contributions of $0.3 million to our company-sponsored non-qualified pension plan, and we estimate contributions will total $0.4 million in 2015. We do not anticipate funding our OPEB plans in 2015 except to pay benefit costs as incurred during the year by plan participants.
During the three and nine months ended September 30, 2015, $1.7 million and $5.1 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales," and $0.8 million and $2.3 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations. During the three and nine months ended September 30, 2014, $1.6 million and $4.9 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales," and $0.6 million and $1.7 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations.
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic average common shares outstanding[1]	18,860,017	19,755,095	19,088,348	20,321,808
Incremental shares due to:
Restricted stock units	89,727	88,262	78,147	81,304
Performance shares	140,851	256,303	117,543	255,509
Stock options	—	—	54	—
Diluted average common shares outstanding	19,090,595	20,099,660	19,284,092	20,658,621

Basic net earnings per common share	$1.22	$0.32	$2.33	$1.23
Diluted net earnings per common share	1.21	0.31	2.30	1.21

Anti-dilutive shares excluded from calculation	282,769	181,851	309,018	231,469

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.

NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Restricted stock units	$572	$593	$1,535	$1,625
Performance shares	1,182	1,473	3,225	4,028
Stock options	636	410	1,577	953
Total employee equity-based compensation	$2,390	$2,476	$6,337	$6,606
As provided for in the Clearwater Paper Corporation 2008 Stock Incentive Plan, the performance measure used to determine the number of performance shares ultimately issued is a comparison of the percentile ranking of our total stockholder return compared to the total stockholder return of a selected peer group. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%. On December 31, 2014, the service and performance period for 137,775 outstanding performance shares granted in 2012 ended. Those performance shares were settled and distributed in the first quarter of 2015. The number of shares actually settled, as a percentage of the outstanding amount, was 106.9%. After adjusting for the related minimum tax withholdings, a net 97,921 shares were issued in the first quarter of 2015. The related minimum tax withholdings payment made during 2015 in connection with issued shares was $3.1 million. No restricted stock units vested and settled during the first nine months of 2015.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the nine months ended September 30, 2015 and the grant-date fair value of the awards:

	Nine Months Ended
	September 30, 2015
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	23,148	$62.02
Performance shares	47,513	62.05
Stock options	142,542	20.82
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded benefits from director equity-based compensation of $1.9 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, we recorded a benefit relating to our director equity-based compensation of $3.8 million, compared to compensation expense of $2.6 million for the same period in 2014.
As of September 30, 2015, the liability amount associated with director equity-based compensation included in "Other long-term obligations" on the accompanying Consolidated Balance Sheet was $9.7 million. At December 31, 2014, liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $13.5 million and $1.4 million, respectively.

NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	September 30,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, restricted cash and short-term investments (Level 1)	$25,687	$25,687	$81,101	$81,101
Long-term debt (Level 1)	575,000	549,500	575,000	558,000
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
NOTE 14 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Segment net sales:
Consumer Products	$247,039	$306,104	$721,606	$891,742
Pulp and Paperboard	195,183	205,038	599,200	603,079
Total segment net sales	$442,222	$511,142	$1,320,806	$1,494,821

Operating income (loss):
Consumer Products	$15,521	$12,535	$44,948	$24,717
Pulp and Paperboard	37,446	45,602	81,394	116,013
	52,967	58,137	126,342	140,730
Corporate	(12,921)	(14,159)	(38,986)	(43,151)
Income from operations	$40,046	$43,978	$87,356	$97,579

Depreciation and amortization:
Consumer Products	$14,048	$15,484	$40,463	$46,045
Pulp and Paperboard	6,535	5,939	20,583	18,228
Corporate	621	870	1,798	2,266
Total depreciation and amortization	$21,204	$22,293	$62,844	$66,539

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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2015

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$450,055	$77,261	$—	$(85,094)	$442,222
Cost and expenses:
Cost of sales	(393,237)	(65,749)	—	85,094	(373,892)
Selling, general and administrative expenses	(25,130)	(3,154)	—	—	(28,284)
Total operating costs and expenses	(418,367)	(68,903)	—	85,094	(402,176)
Income from operations	31,688	8,358	—	—	40,046
Interest expense, net	(7,847)	(35)	—	—	(7,882)
Earnings before income taxes	23,841	8,323	—	—	32,164
Income tax (provision) benefit	(4,616)	153	—	(4,637)	(9,100)
Equity in income of subsidiary	8,476	—	—	(8,476)	—
Net earnings	$27,701	$8,476	$—	$(13,113)	$23,064
Other comprehensive income, net of tax	1,601	—	—	—	1,601
Comprehensive income	$29,302	$8,476	$—	$(13,113)	$24,665
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2015

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,246,886	$220,860	$—	$(146,940)	$1,320,806
Cost and expenses:
Cost of sales	(1,086,997)	(208,014)	—	146,940	(1,148,071)
Selling, general and administrative expenses	(75,349)	(10,030)	—	—	(85,379)
Total operating costs and expenses	(1,162,346)	(218,044)	—	146,940	(1,233,450)
Income from operations	84,540	2,816	—	—	87,356
Interest expense, net	(23,329)	(109)	—	—	(23,438)
Earnings before income taxes	61,211	2,707	—	—	63,918
Income tax provision	(17,525)	(1,030)	—	(945)	(19,500)
Equity in income of subsidiary	1,677	—	—	(1,677)	—
Net earnings	$45,363	$1,677	$—	$(2,622)	$44,418
Other comprehensive income, net of tax	4,802	—	—	—	4,802
Comprehensive income	$50,165	$1,677	$—	$(2,622)	$49,220

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiary	Eliminations	Total
Net sales	$415,175	$132,797	$14,429	$(51,259)	$511,142
Cost and expenses:
Cost of sales	(345,825)	(126,547)	(13,344)	51,259	(434,457)
Selling, general and administrative expenses	(26,136)	(5,343)	(338)	—	(31,817)
Impairment of assets	—	(890)	—	—	(890)
Total operating costs and expenses	(371,961)	(132,780)	(13,682)	51,259	(467,164)
Income from operations	43,214	17	747	—	43,978
Interest expense, net	(9,565)	(5)	—	—	(9,570)
Debt retirement costs	(24,420)	—	—	—	(24,420)
Earnings before income taxes	9,229	12	747	—	9,988
Income tax (provision) benefit	(5,489)	90	(189)	1,853	(3,735)
Equity in income of subsidiary	660	558	—	(1,218)	—
Net earnings	$4,400	$660	$558	$635	$6,253
Other comprehensive income, net of tax	1,201	—	—	—	1,201
Comprehensive income	$5,601	$660	$558	$635	$7,454

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,201,662	$405,442	$41,493	$(153,776)	$1,494,821
Cost and expenses:
Cost of sales	(1,006,119)	(403,750)	(39,104)	153,776	(1,295,197)
Selling, general and administrative expenses	(79,702)	(16,180)	(1,014)	—	(96,896)
Impairment of assets	—	(5,149)	—	—	(5,149)
Total operating costs and expenses	(1,085,821)	(425,079)	(40,118)	153,776	(1,397,242)
Income (loss) from operations	115,841	(19,637)	1,375	—	97,579
Interest expense, net	(30,969)	(23)	—	—	(30,992)
Debt retirement costs	(24,420)	—	—	—	(24,420)
Earnings (loss) before income taxes	60,452	(19,660)	1,375	—	42,167
Income tax (provision) benefit	(26,238)	3,787	(373)	5,589	(17,235)
Equity in (loss) income of subsidiary	(14,871)	1,002	—	13,869	—
Net earnings (loss)	$19,343	$(14,871)	$1,002	$19,458	$24,932
Other comprehensive income, net of tax	3,605	—	—	—	3,605
Comprehensive income (loss)	$22,948	$(14,871)	$1,002	$19,458	$28,537

Clearwater Paper Corporation
Consolidating Balance Sheet
At September 30, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$13,417	$—	$—	$—	$13,417
Restricted cash	2,270	—	—	—	2,270
Short-term investments	10,000	—	—	—	10,000
Receivables, net	134,412	19,445	—	—	153,857
Inventories	222,965	38,718	—	—	261,683
Deferred tax assets	17,921	2,666	—	(257)	20,330
Prepaid expenses	6,247	516	—	—	6,763
Total current assets	407,232	61,345	—	(257)	468,320
Property, plant and equipment, net	691,086	145,672	—	—	836,758
Goodwill	209,087	—	—	—	209,087
Intangible assets, net	4,440	16,791	—	—	21,231
Intercompany receivable (payable)	25,121	(25,378)	—	257	—
Investment in subsidiary	138,959	—	—	(138,959)	—
Pension assets	8,743	—	—	—	8,743
Other assets, net	6,398	996	—	—	7,394
TOTAL ASSETS	$1,491,066	$199,426	$—	$(138,959)	$1,551,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$221,191	$23,762	$—	$—	$244,953
Current liability for pensions and other postretirement employee benefits	7,915	—	—	—	7,915
Total current liabilities	229,106	23,762	—	—	252,868
Long-term debt	575,000	—	—	—	575,000
Liability for pensions and other postretirement employee benefits	113,531	—	—	—	113,531
Other long-term obligations	47,068	628	—	—	47,696
Accrued taxes	776	797	—	—	1,573
Deferred tax liabilities	65,604	35,280	—	—	100,884
Accumulated other comprehensive loss, net of tax	(66,061)	—	—	—	(66,061)
Stockholders’ equity excluding accumulated other comprehensive loss	526,042	138,959	—	(138,959)	526,042
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,491,066	$199,426	$—	$(138,959)	$1,551,533

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
ASSETS
Current assets:
Cash	$27,331	$—	$—	$—	$27,331
Restricted cash	1,500	—	—	—	1,500
Short-term investments	50,000	—	—	—	50,000
Receivables, net	117,970	16,557	—	(613)	133,914
Taxes receivable	6,760	(15,758)	—	10,253	1,255
Inventories	246,210	40,416	—	—	286,626
Deferred tax assets	14,733	5,206	—	1,821	21,760
Prepaid expenses	3,734	457	—	—	4,191
Total current assets	468,238	46,878	—	11,461	526,577
Property, plant and equipment, net	657,369	153,618	—	—	810,987
Goodwill	209,087	—	—	—	209,087
Intangible assets, net	5,224	19,732	—	—	24,956
Intercompany receivable (payable)	33,703	(21,629)	—	(12,074)	—
Investment in subsidiary	137,282	—	—	(137,282)	—
Pension assets	4,738	—	—	—	4,738
Other assets, net	8,496	1,087	—	—	9,583
TOTAL ASSETS	$1,524,137	$199,686	$—	$(137,895)	$1,585,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$193,326	$23,113	$—	$(613)	$215,826
Current liability for pensions and other postretirement employee benefits	7,915	—	—	—	7,915
Total current liabilities	201,241	23,113	—	(613)	223,741
Long-term debt	575,000	—	—	—	575,000
Liability for pensions and other postretirement employee benefits	118,464	—	—	—	118,464
Other long-term obligations	56,029	827	—	—	56,856
Accrued taxes	1,902	794	—	—	2,696
Deferred tax liabilities	73,964	37,670	—	—	111,634
Accumulated other comprehensive loss, net of tax	(70,863)	—	—	—	(70,863)
Stockholders’ equity excluding accumulated other comprehensive loss	568,400	137,282	—	(137,282)	568,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,524,137	$199,686	$—	$(137,895)	$1,585,928

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$45,363	$1,677	$—	$(2,622)	$44,418
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	47,854	14,990	—	—	62,844
Equity-based compensation expense	2,495	—	—	—	2,495
Deferred tax (benefit) provision	(14,631)	150	—	2,078	(12,403)
Employee benefit plans	2,122	—	—	—	2,122
Deferred issuance costs and discounts on long-term debt	714	—	—	—	714
Disposal of plant and equipment, net	1,203	(94)	—	—	1,109
Non-cash adjustments to unrecognized taxes	(1,126)	3	—	—	(1,123)
Changes in working capital, net	15,656	(185)	—	—	15,471
Changes in taxes receivable, net	6,760	(15,758)	—	10,253	1,255
Excess tax benefits from equity-based payment arrangements	(3,848)	—	—	—	(3,848)
Funding of qualified pension plans	(3,179)	—	—	—	(3,179)
Other, net	(1,261)	(1,059)	—	—	(2,320)
Net cash flows from operating activities	98,122	(276)	—	9,709	107,555
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	40,000	—	—	—	40,000
Additions to plant and equipment	(74,002)	(4,459)	—	—	(78,461)
Proceeds from sale of assets	—	587	—	—	587
Net cash flows from investing activities	(34,002)	(3,872)	—	—	(37,874)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(84,305)	—	—	—	(84,305)
Investment from parent	5,561	4,148	—	(9,709)	—
Payment of tax withholdings on equity- based payment arrangements	(3,129)	—	—	—	(3,129)
Excess tax benefits from equity-based payment arrangements	3,848	—	—	—	3,848
Other, net	(9)	—	—	—	(9)
Net cash flows from financing activities	(78,034)	4,148	—	(9,709)	(83,595)
Decrease in cash	(13,914)	—	—	—	(13,914)
Cash at beginning of period	27,331	—	—	—	27,331
Cash at end of period	$13,417	$—	$—	$—	$13,417

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$19,343	$(14,871)	$1,002	$19,458	$24,932
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	43,388	21,416	1,735	—	66,539
Equity-based compensation expense	9,201	—	—	—	9,201
Impairment of assets	—	5,149	—	—	5,149
Deferred tax provision (benefit)	31,563	(6,516)	(32)	(12,120)	12,895
Employee benefit plans	1,603	—	—	—	1,603
Deferred issuance costs and discounts on long-term debt	5,864	—	—	—	5,864
Disposal of plant and equipment, net	462	285	—	—	747
Non-cash adjustments to unrecognized taxes	220	(60)	(11)	—	149
Changes in working capital, net	(15,079)	4,464	(2,575)	—	(13,190)
Changes in taxes receivable, net	2,493	(12,730)	99	18,032	7,894
Excess tax benefit from equity-based payment arrangements	(1,508)	—	—	—	(1,508)
Funding of qualified pension plans	(15,957)	—	—	—	(15,957)
Other, net	(1,947)	(440)	—	—	(2,387)
Net cash flows from operating activities	79,646	(3,303)	218	25,370	101,931
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	70,000	—	—	—	70,000
Additions to plant and equipment	(42,478)	(11,330)	(221)	—	(54,029)
Proceeds from sale of assets	38	695	—	—	733
Net cash flows from investing activities	27,560	(10,635)	(221)	—	16,704
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	300,000	—	—	—	300,000
Repayment of long-term debt	(375,000)	—	—	—	(375,000)
Purchase of treasury stock	(100,000)	—	—	—	(100,000)
Investment from (to) parent	14,482	13,938	(3,050)	(25,370)	—
Change in short-term borrowings, net	47,047	—	—	—	47,047
Payments for long-term debt issuance costs	(2,995)	—	—	—	(2,995)
Payment of tax withholdings on equity- based payment arrangements	(792)	—	—	—	(792)
Excess tax benefit from equity-based payment arrangements	1,508	—	—	—	1,508
Other, net	1,500	—	—	—	1,500
Net cash flows from financing activities	(114,250)	13,938	(3,050)	(25,370)	(128,732)
Decrease in cash	(7,044)	—	(3,053)	—	(10,097)
Cash at beginning of period	18,273	—	5,402	—	23,675
Cash at end of period	$11,229	$—	$2,349	$—	$13,578

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding benefit plan funding, the costs and costs savings benefits associated with the closure of our Long Island, New York facility, the costs, timing and benefits associated with strategic capital investments including our continuous pulp digester project, tax rates, cash flows, energy costs, and interest expenses. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2014 Form 10-K, as well as the following:

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

•
manufacturing or operating disruptions, including IT system and IT system implementation failures, equipment malfunction and damage to our manufacturing facilities caused by fire or weather-related events;

•	changes in the cost and availability of wood fiber and wood pulp;

•	labor disruptions;

•	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

•	cyclical industry conditions;

•	changes in customer product preferences and competitors' product offerings;

•	changes in expenses and required contributions associated with our pension plans;

•	reliance on a limited number of third-party suppliers for raw materials;

•	environmental liabilities or expenditures;

•	inability to successfully implement our operational efficiencies and expansion strategies;

•	inability to fund our debt obligations;

•	restrictions on our business from debt covenants and terms; and

•	changes in laws, regulations or industry standards affecting our business.
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
Recent Developments
Strategic Capital Projects
As part of our focus on strategic capital spending on projects that we expect to provide a positive return on investments, we announced on September 8, 2015 the construction of a continuous pulp digester project at our Lewiston, Idaho, pulp and paperboard facility. We estimate that the total cost for this pulp optimization project will be approximately $150-$160 million, excluding estimated capitalized interest. We expect to spend approximately $26 million on this project in 2015, approximately $61 million in 2016 and the remaining balance thereafter. The project’s construction is slated to begin in 2015, and is expected to be completed in the second half of 2017. We anticipate that this project will significantly reduce air emissions, improve pulp quality and production and enable efficient utilization of wood chips.
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
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of September 30, 2015, we have incurred $20.8 million of costs associated with the closure, of which $0.7 million and $2.0 million, respectively, were incurred during the three and nine month periods ended September 30, 2015. We expect that the remaining costs to be incurred in 2015 will be less than $1 million. The cost savings benefits resulting from the Long Island facility consolidation and optimization are expected to be approximately $12 million on an annual basis.
Capital Allocation
On December 15, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorized purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. In total, we repurchased 1,750,808 shares of our outstanding common stock as of September 30, 2015, pursuant to this repurchase program, of which 1,151,313 shares were repurchased during the third quarter of 2015 at an average price of $49.23 per share. As of September 30, 2015, we had up to $6.2 million of authorization remaining pursuant to this stock repurchase program. Subsequent to the close of our third quarter ended September 30, 2015, we repurchased an additional 131,113 shares of our outstanding common stock at an average price of $46.97 per share, which completed the remainder of this repurchase program.
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

Operating costs
	Three Months Ended September 30,
(Dollars in thousands)	2015		2014
	Cost	Percentage of Cost of Sales	Cost[3]	Percentage of Cost of Sales[3]
Purchased pulp	$45,657	12.2%	$73,902	17.0%
Transportation[1]	48,808	13.1	50,266	11.6
Chemicals	45,285	12.1	54,014	12.4
Chips, sawdust and logs	35,502	9.5	40,441	9.3
Energy	27,279	7.3	33,819	7.8
Maintenance and repairs[2]	19,120	5.1	18,633	4.3
Packaging supplies	23,259	6.2	26,449	6.1
Depreciation	19,286	5.2	19,724	4.5
	$264,196	70.7%	$317,248	73.0%

	Nine Months Ended September 30,
(Dollars in thousands)	2015		2014
	Cost	Percentage of Cost of Sales	Cost[3]	Percentage of Cost of Sales[3]
Purchased pulp	$138,486	12.1%	$223,112	17.2%
Transportation[1]	137,387	12.0	142,702	11.0
Chemicals	136,899	11.9	153,453	11.9
Chips, sawdust and logs	110,128	9.6	111,294	8.6
Energy	83,578	7.3	104,953	8.1
Maintenance and repairs[2]	74,849	6.5	59,759	4.6
Packaging supplies	71,092	6.1	76,424	5.9
Depreciation	56,986	5.0	59,107	4.6
	$809,405	70.5%	$930,804	71.9%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.

[3]	Results include the specialty business and mills, which were sold in December 2014.

Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three and nine months ended September 30, 2015, total purchased pulp costs decreased by $28.2 million and $84.6 million, respectively, compared to the same periods in 2014, as a direct result of the sale of our former specialty business and mills in December 2014. Excluding pulp costs associated with the specialty business and mills, purchased pulp costs were slightly higher during the three and nine months ended September 30, 2015. The increase for the nine month period ended September 30, 2015 was due primarily to increased purchased pulp during the first half of 2015 due to the scheduled major maintenance outages taken at our Idaho and Arkansas pulp and paperboard facilities. This increase was partially offset by favorable external pulp pricing and a higher utilization of internally sourced pulp when compared to the same periods of 2014.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for the three and nine months ended September 30, 2015, decreased $1.5 million and $5.3 million, respectively, compared to the same periods in 2014, primarily due to the sale of our specialty business and mills, as discussed above. Excluding transportation costs associated with the specialty business and mills, transportation costs during the three and nine months ended September 30, 2015 were flat and slightly lower, respectively, when compared to the same periods of 2014. In the first quarter of 2015, we improved inventory levels and implemented network optimization measures, which resulted in fewer internal transfers and miles per shipment and lower overall transportation costs. These improvements more than offset higher line-haul rates and increases in carrier costs in the first nine months of 2015 primarily attributable to tighter carrier supply. The comparable 2014 nine month period also had higher fuel prices and extreme cold weather conditions in the Midwest and Northeast that negatively affected carrier costs in the first quarter of 2014 by limiting vendor availability.
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
Our chemical costs decreased $8.7 million and $16.6 million, respectively, during the three and nine months ended September 30, 2015, primarily due to lower usage resulting from the sale of our specialty business and mills. Excluding chemical costs associated with the specialty mills, chemical costs for the three and nine months ended September 30, 2015 decreased $4.0 million and $4.4 million, respectively, compared to the same periods in 2014. These favorable comparisons were primarily due to decreased pricing for polyethylene and other paper making chemicals, as well as lower consumption for the nine month period due to the scheduled major maintenance downtime at our pulp and paperboard facilities in the first half of 2015. In addition, the comparable 2014 nine month period had higher chemical costs due to operational issues at our Arkansas pulp and paperboard facility that caused both the pulp mill and paper machine to consume elevated levels of chemicals.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs for chips, sawdust and logs for the three and nine months ended September 30, 2015 decreased $4.9 million and $1.2 million, respectively, compared to the same periods in 2014. The decreases were due primarily to lower chip pricing at our Idaho and Arkansas pulp and paperboard facilities. Additionally, costs for the third quarter of 2015 were lower due to decreased paperboard production associated with a decline in shipments compared to the same period in 2014.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period due primarily to volatility in weather and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a cogeneration facility that produces steam and electricity at our Lewiston, Idaho manufacturing site helps to lower our energy costs. TAD tissue production involves increased natural gas usage compared to conventional tissue manufacturing and, as a result, our natural gas requirements have increased in connection with the increase of production from our North Carolina TAD paper machine.
Energy costs for the three and nine months ended September 30, 2015, were $6.5 million and $21.4 million lower, respectively, than those for the same periods in 2014 due largely to lower usage resulting from the sale of our specialty business and mills. Excluding energy costs associated with the specialty mills, energy costs decreased $0.4 million and $1.0 million, respectively, during the three and nine months ended September 30, 2015. The decrease for the three month period was due primarily to lower natural gas pricing. For the nine month period, in addition to lower natural gas pricing, energy costs decreased as a result of lower usage at many of our facilities due primarily to the absence of the extremely cold weather conditions in the Midwest and Northeast that occurred during the first quarter of 2014, as well as the absence of operational issues at our Arkansas facility that occurred during the first nine months of 2014.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of September 30, 2015, these contracts covered approximately 51% of our expected average monthly natural gas requirements for the remainder of 2015, plus lesser amounts for 2016. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 months to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the first quarter of 2015, we had eleven days of paper machine downtime at our Idaho facility at a cost of approximately $15 million. During the second quarter of 2015, we had four days of paper machine downtime at our Arkansas facility at a cost of approximately $7 million. We did not have any major maintenance outages during the third quarter of 2015, nor did we have any major maintenance outages during the first three quarters of 2014.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. For example, on September 8, 2015 we announced a strategic capital spending project at our Lewiston facility with an estimated $150-$160 million cost, excluding capitalized interest. During the three and nine months ended September 30, 2015, excluding capitalized interest, we spent $33.2 million and $83.4 million, respectively, on capital expenditures, which includes $22.1 million and $40.0 million, respectively, of strategic capital spending on projects designed to reduce future manufacturing costs and provide a positive return on investment. During the three and nine months ended September 30, 2014, we spent $26.2 million and $57.9 million, respectively, on capital expenditures.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For the three and nine months ended September 30, 2015, packaging costs decreased $3.2 million and $5.3 million, respectively, compared to the same periods in 2014 due largely to lower production resulting from the sale of our specialty business and mills. Excluding packaging costs associated with the specialty mills, packaging costs for the three and nine months ended September 30, 2015 decreased $2.0 million and $2.1 million, respectively, compared to the same periods in 2014, due to lower case sales and favorable pricing for packaging supplies.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and nine months ended September 30, 2015, decreased $0.4 million and $2.1 million, respectively, compared to the same periods in 2014, primarily as a result of the sale of our specialty business and mills, as well as the closure of our Long Island facility, partially offset by increased depreciation related to capital spending during recent periods.
Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced lower wage and benefit expenses during the three and nine months ended September 30, 2015, compared to the same periods in 2014, due to the sale of our specialty business and mills and the closure of our Long Island facility, which for the nine month period of 2015 were partially offset by $1.7 million of costs associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Lewiston, Idaho.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the third quarters of 2015 and 2014 were $28.3 million and $31.8 million, respectively. The lower expense was primarily a result of reduced headcount and administrative costs related to the sale of the specialty business and mills, as well as a $1.9 million mark-to-market benefit during the third quarter of 2015, compared to a minimal mark-to-market adjustment in the third quarter of 2014, related to our directors' common stock units, which will ultimately be settled in cash. These decreases were partially offset by $2.0 million of non-routine legal expenses and settlement costs, including those related to a dispute involving one of our closed facilities, as well as $1.1 million of reorganization related expenses.
Interest expense
Interest expense for the nine months ended September 30, 2015 includes interest on our $275 million aggregate principal amount of 4.5% senior notes due 2023 issued in January 2013, which we refer to as the 2013 Notes, and interest on our 2014 Notes. Interest expense for the nine months ended September 30, 2014 includes interest on our 2013 Notes, partial interest on our former 2010 Notes, partial interest on our 2014 Notes, and interest on short-term borrowings from our revolving credit facility. Interest expense for both nine month periods also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. As a result of the issuance of the 2014 Notes at an interest rate lower than that of our former 2010 Notes, interest expense in the first nine months of 2015 was lower than the same period of 2014.
Income taxes
Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and rates. We generally expect our effective income tax rate, excluding discrete items, to remain fairly constant, although it could fluctuate due to changes in tax law.
During the three and nine month periods ended September 30, 2015, we recorded discrete benefits for the release of valuation allowances on certain state net operating losses. Based upon further review and analysis, we determined these valuation allowances were no longer required, which reduced tax expense by approximately $2 million, or a 5.6% and 2.8% rate reduction for the three and nine month periods ended September 30, 2015, respectively.
During the nine months ended September 30, 2014, we recorded discrete expense for a reduction in our blended state tax rate, as well as adjustments to New York state specific deferred items. These changes were due to amendments we made to our New York state return filings as a result of changes in New York state tax laws. In reviewing the changes in the tax laws, we identified that in prior years we had not applied the proper apportionment factor when certain New York state net operating loss carryforwards were generated, which resulted in a $2.9 million overstatement. We corrected this in the second quarter of 2014 by including the overstatement as a discrete item within state rate adjustments due to immateriality.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended September 30,
(Dollars in thousands)	2015		2014
Net sales	$442,222	100.0%	$511,142	100.0%
Costs and expenses:
Cost of sales	(373,892)	84.5	(434,457)	85.0
Selling, general and administrative expenses	(28,284)	6.4	(31,817)	6.2
Impairment of assets	—	—	(890)	0.2
Total operating costs and expenses	(402,176)	90.9	(467,164)	91.4
Income from operations	40,046	9.1	43,978	8.6
Interest expense, net	(7,882)	1.8	(9,570)	1.9
Debt retirement costs	—	—	(24,420)	4.8
Earnings before income taxes	32,164	7.3	9,988	2.0
Income tax provision	(9,100)	2.1	(3,735)	0.7
Net earnings	$23,064	5.2%	$6,253	1.2%
Net sales—Third quarter 2015 net sales decreased by $68.9 million, or 13.5%, compared to the third quarter of 2014, primarily due to a decline in non-retail shipments as a result of the sale of our specialty business and mills in December 2014. Net sales for the period were also unfavorably impacted by lower shipments and pricing of commodity grade paperboard. These decreases were partially offset by higher average tissue net selling prices during the third quarter of 2015, which were driven by a favorable product mix shift towards higher margin retail tissue sales from lower priced non-retail sales. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 84.5% of net sales for the third quarter of 2015 and 85.0% of net sales for the same period in 2014. Our overall cost of sales were 13.9% lower than the third quarter of 2014, primarily due to the absence during the third quarter of 2015 of costs associated with our former specialty business and mills and $3.9 million of costs in the third quarter of 2014 related to the closure of our Long Island facility compared to $0.7 million of those closure costs in the third quarter of 2015. These favorable comparisons were partially offset by higher planned maintenance and repair costs incurred for our Idaho pulp and paperboard facility during the third quarter of 2015.
Selling, general and administrative expenses—Selling, general and administrative expenses for the third quarter of 2015 decreased $3.5 million compared to the same quarter in 2014 primarily as a result of reduced headcount and administrative costs related to the sale of the specialty business and mills. Additionally, expenses decreased due to a $1.9 million mark-to-market benefit during the third quarter of 2015, compared to a minimal mark-to-market adjustment in the third quarter of 2014, related to our directors' common stock units. These decreases were partially offset by $2.0 million of non-routine legal expenses and settlement costs, including those related to a dispute involving one of our closed facilities, as well as $1.1 million of reorganization related expenses.
Impairment of assets—During the first quarter of 2014, we permanently closed our Long Island converting and distribution facility. As a result of this closure, we assessed both our intangible and long-lived assets for recoverability. During the third quarter of 2014, we reassessed the remaining assets associated with the facility closure and, as a result, recorded an additional $0.9 million non-cash impairment charge to our accompanying Consolidated Statement of Operations.
Interest expense—Interest expense for the third quarter of 2015 decreased by $1.7 million compared to the third quarter of 2014. The decrease was largely attributable to reduced interest rates on our debt as a result of the third quarter 2014 redemption of the 2010 Notes and the issuance of the 2014 Notes with a lower interest rate.
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

Income tax provision—We recorded an income tax provision of $9.1 million in the three months ended September 30, 2015, compared to $3.7 million in the same period of 2014. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended September 30, 2015 was approximately 28% compared to a rate of approximately 37% for the same period of 2014. The decrease in the rate was the result of the net impact of reporting discrete items, primarily relating to federal and state adjustments to valuation allowances. Based upon further review and analysis, certain state net operating losses were determined to no longer require a valuation allowance, which reduced tax expense during the quarter by approximately $2 million or a 5.6% rate reduction.
During the third quarters of 2015 and 2014, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the three months ended September 30, 2015 would have been approximately 29% compared to an adjusted rate of approximately 36% for the three months ended September 30, 2014. The following table details these items:

	Three Months Ended
	September 30,
(In thousands)	2015	2014
Income tax provision	$(9,100)	$(3,735)
Special items, tax impact:
Directors' equity-based compensation benefit	607	65
Legal expenses and settlement costs	(626)	—
Reorganization related expenses	(376)	—
Costs associated with Long Island facility closure	(231)	(1,698)
Debt retirement costs	—	(8,643)
Adjustments associated with optimization and sale of specialty mills	—	(377)
Costs associated with Thomaston facility closure	—	(15)
Adjusted income tax provision	$(9,726)	$(14,403)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$247,039	$306,104
Operating income	15,521	12,535
Percent of net sales	6.3%	4.1%

Shipments (short tons)
Non-retail	21,250	59,703
Retail	76,856	75,363
Total tissue tons	98,106	135,066
Converted products cases (in thousands)	13,375	14,360

Sales price (per short ton)
Non-retail	$1,530	$1,531
Retail	2,787	2,836
Total tissue	$2,515	$2,259
Our Consumer Products segment's net sales for the third quarter of 2015 decreased $59.1 million compared to the third quarter of 2014 due to lower non-retail shipments resulting from the sale of our specialty business and mills, as well as a decrease in converted products cases sold. These negative factors were partially offset by higher average tissue net selling prices during the third quarter of 2015 resulting from improved product mix after the sale of our specialty business and mills.
Segment operating income for the third quarter of 2015 increased by $3.0 million compared to the third quarter of 2014. The increase in operating income was due primarily to lower energy costs resulting from a decrease in natural gas pricing, lower packaging costs resulting from favorable pricing for packaging supplies and $0.7 million of costs related to the closure of our Long Island facility during the third quarter of 2015 compared to $4.8 million of facility closure costs during the third quarter of 2014.
Pulp and Paperboard

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$195,183	$205,038
Operating income	37,446	45,602
Percent of net sales	19.2%	22.2%

Paperboard shipments (short tons)	198,535	201,609
Paperboard sales price (per short ton)	$979	$1,016
Net sales for the Pulp and Paperboard segment decreased by $9.9 million during the third quarter of 2015, compared to the third quarter of 2014. The decrease was primarily due to a 3.6% decrease in net selling prices resulting from lower demand and pricing pressure for commodity grade paperboard, as well as a 1.5% decrease in paperboard shipments.
Operating income for the segment decreased $8.2 million during the third quarter of 2015, compared to the third quarter of 2014, primarily due to $3.9 million of additional planned maintenance and repair costs incurred at our Idaho facility during the third quarter of 2015 and contractual wage and benefit increases. Those impacts were partially offset by decreased chemical costs resulting from favorable polyethylene pricing and reduced chemical usage resulting from capital improvements to our Arkansas recovery boiler, as well as decreased energy costs due to favorable natural gas pricing.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Nine Months Ended September 30,
(Dollars in thousands)	2015		2014
Net sales	$1,320,806	100.0%	$1,494,821	100.0%
Costs and expenses:
Cost of sales	(1,148,071)	86.9	(1,295,197)	86.6
Selling, general and administrative expenses	(85,379)	6.5	(96,896)	6.5
Impairment of assets	—	—	(5,149)	0.3
Total operating costs and expenses	(1,233,450)	93.4	(1,397,242)	93.5
Income from operations	87,356	6.6	97,579	6.5
Interest expense, net	(23,438)	1.8	(30,992)	2.1
Debt retirement costs	—	—	(24,420)	1.6
Earnings before income taxes	63,918	4.8	42,167	2.8
Income tax provision	(19,500)	1.5	(17,235)	1.2
Net earnings	$44,418	3.4	$24,932	1.7
Net sales—Net sales for the nine months ended September 30, 2015 decreased by $174.0 million, or 11.6%, compared to the same period of 2014 primarily due to a decline in non-retail shipments as a result of the sale of our specialty business and mills in December 2014, as well as decreases in converted product cases sold and retail tissue shipments. Net sales were also impacted by slightly lower paperboard shipments and pricing compared to the same period in 2014. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 86.9% of net sales for the nine months ended September 30, 2015 and 86.6% of net sales for the same period in 2014. However, our overall cost of sales was 11.4% lower than the nine months ended September 30, 2014, primarily due to the absence of operating costs associated with our former specialty business and mills and incremental costs in the same period of 2014 associated with the extreme cold weather conditions in the Midwest and Northeast and operational issues at our Arkansas pulp and paperboard facility. Additionally, there were $10.8 million of costs incurred in the first nine months of 2014 related to the closure of our Long Island and Thomaston facilities, compared to $2.0 million of costs in the same period of 2015 related to the Long Island facility closure. These favorable comparisons were partially offset by approximately $22 million of planned major maintenance costs incurred at our Idaho and Arkansas pulp and paperboard facilities during the first half of 2015 and $1.7 million of costs in the first half of 2015 associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Idaho.
Selling, general and administrative expenses—Selling, general and administrative expenses for the nine months ended September 30, 2015 decreased $11.5 million compared to the same period in 2014 primarily due to a $3.8 million mark-to-market benefit during the first nine months of 2015, compared to $2.6 million of mark-to-market expense in the same period of 2014, related to our directors' common stock units, as well as the recognition of a $1.5 million gain during the second quarter of 2015 related to the release of restricted cash balances pertaining to the settlement of a working capital escrow account established in connection with the 2014 sale of our specialty business and mills. These decreases were partially offset by $2.0 million of non-routine legal expenses and settlement costs, including those related to a dispute involving one of our closed facilities, as well as $1.1 million in reorganization related expenses, incurred in the third quarter of 2015. Selling, general and administrative expenses also declined due to reduced headcount and administrative costs related to our Long Island facility closure and the sale of the specialty business and mills.
Impairment of assets—During the nine months ended September 30, 2014, as a result of the permanent closure of our Long Island facility, we recorded non-cash impairment losses during 2014 for intangible and long-lived assets in the amounts of $1.3 million and $3.8 million, respectively.
Interest expense—Interest expense for the nine months ended September 30, 2015 decreased by $7.6 million compared to the same period of 2014. The decrease was largely attributable to reduced interest rates on our debt as a result of the third quarter 2014 redemption of the 2010 Notes and the issuance of the lower interest bearing 2014 Notes.
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

Income tax provision—We recorded an income tax provision of $19.5 million in the nine months ended September 30, 2015, compared to $17.2 million in the same period of 2014. The rate determined under GAAP for the nine months ended September 30, 2015 was approximately 31% compared to a rate of approximately 41% for the same period of 2014. The net decrease to our effective tax rate in the nine months ended September 30, 2015, was primarily the result of federal and state adjustments to valuation allowances. Based upon further review and analysis, certain state net operating losses were determined to no longer require a valuation allowance, which reduced tax expense during the quarter by approximately $2 million or a 2.8% rate reduction.
During the nine months ended September 30, 2015 and September 30, 2014, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the nine months ended September 30, 2015 would have been approximately 31% compared to an adjusted rate of approximately 37% for the nine months ended September 30, 2014. The following table details these items:

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Income tax provision	$(19,500)	$(17,235)
Special items, tax impact:
Directors' equity-based compensation benefit (expense)	1,211	(937)
Legal expenses and settlement costs	(626)	—
Reorganization related expenses	(376)	—
Costs associated with Long Island facility closure	(633)	(5,386)
Debt retirement costs	—	(8,643)
Adjustments associated with optimization and sale of specialty mills	459	(377)
Costs associated with labor agreement	(533)	—
Costs associated with Thomaston facility closure	—	(417)
Discrete tax items related to New York	—	1,388
Adjusted income tax provision	$(19,998)	$(31,607)

Discussion of Business Segments
Consumer Products

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$721,606	$891,742
Operating income	44,948	24,717
Percent of net sales	6.2%	2.8%

Shipments (short tons)
Non-retail	67,101	176,178
Retail	219,434	221,487
Total tissue tons	286,535	397,665
Converted products cases (in thousands)	39,525	41,898

Sales price (per short ton)
Non-retail	$1,476	$1,503
Retail	2,831	2,823
Total tissue	$2,514	$2,238
Net sales for our Consumer Products segment decreased $170.1 million for the nine months ended September 30, 2015, compared to the same period of 2014 due to a decline in non-retail shipments resulting from the sale of our specialty business and mills. The segment's net sales were also lower due to a decrease in converted products cases sold, a 1.8% decline in non-retail selling prices and lower retail sales.
Segment operating income for the nine months ended September 30, 2015 increased by $20.2 million compared to the same period of 2014, primarily due to $2.0 million of costs related to the closure of our Long Island facility incurred during the first nine months of 2015, compared to $16.2 million of costs related to the closure of our Thomaston and Long Island facilities incurred during the same period of 2014. In addition, the 2014 operating costs also included incremental costs associated with the extreme cold weather conditions in the Midwest and Northeast. Those favorable comparisons were partially offset by $0.8 million of costs in 2015 associated with a new collective bargaining agreement at our Idaho facility, slightly higher purchased pulp and the absence of income generated by our specialty business and mills.
Pulp and Paperboard

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$599,200	$603,079
Operating income	81,394	116,013
Percent of net sales	13.6%	19.2%

Paperboard shipments (short tons)	595,153	598,198
Paperboard sales price (per short ton)	$1,002	$1,007
Net sales for the Pulp and Paperboard segment decreased by $3.9 million during the nine months ended September 30, 2015, compared to the same period of 2014. The decrease was primarily due to slight decreases in paperboard shipments and net selling prices.
Operating income for the segment decreased $34.6 million during the nine months ended September 30, 2015, compared to the same period of 2014, primarily due to approximately $22 million of planned major maintenance costs incurred at our Idaho and Arkansas facilities during the first half of 2015 and $0.9 million of costs associated with the new collective bargaining agreement at our Idaho facility. These unfavorable comparisons were partially offset by lower chemical consumption related to the resolution of operational issues at our Arkansas facility experienced during the nine month period ended September 30, 2014, as well as lower packaging costs due to favorable pricing and lower energy costs due to favorable natural gas pricing throughout the segment.

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
We present EBITDA, Adjusted EBITDA and Adjusted income tax provisions because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA and Adjusted EBITDA: (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because our credit agreement and the indentures governing the 2013 Notes and 2014 Notes use metrics similar to EBITDA to measure our compliance with certain covenants.
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Net earnings	$23,064	$6,253	$44,418	$24,932
Interest expense, net[1]	7,882	33,990	23,438	55,412
Income tax provision	9,100	3,735	19,500	17,235
Depreciation and amortization expense	21,204	22,293	62,844	66,539
EBITDA	$61,250	$66,271	$150,200	$164,118
Directors' equity-based compensation (benefit) expense	(1,914)	(185)	(3,841)	2,596
Legal expenses and settlement costs	1,972	—	1,972	—
Reorganization related expenses	1,185	—	1,185	—
Costs associated with Long Island facility closure	728	4,767	2,017	15,042
Adjustments associated with optimization and sale of the specialty mills	—	1,066	(1,462)	1,066
Costs associated with labor agreement	—	—	1,730	—
Costs associated with Thomaston facility closure	—	42	—	1,166
Adjusted EBITDA	$63,221	$71,961	$151,801	$183,988

[1]	Interest expense, net for the three and nine months ended September 30, 2014 includes debt retirement costs of $24.4 million.
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the nine months ended September 30, 2015 and 2014:

(In thousands)	2015	2014
Net cash flows from operating activities	$107,555	$101,931
Net cash flows from investing activities	(37,874)	16,704
Net cash flows from financing activities	(83,595)	(128,732)
Cash Flows Summary
Net cash flows from operating activities for the nine months ended September 30, 2015 increased by $5.6 million compared to the same period in 2014. The increase in operating cash flows was largely due to a $28.7 million increase in cash flows generated from working capital and a $12.8 million decrease in contributions to our qualified pension plans during the first nine months of 2015 compared to the same period in 2014. The cash flows generated from working capital were primarily the result of a decrease in inventories and higher accounts payable and accrued liabilities, partially offset by higher accounts receivable. These increases in operating cash flows were partially offset by lower earnings, after adjusting for noncash related items, which decreased $26.9 million compared to the first nine months of 2014, and a $6.6 million decrease in cash generated from taxes receivable. The decrease in earnings after noncash items was primarily due to a $12.4 million deferred tax benefit during the first nine months of 2015 compared to a $12.9 million deferred tax provision during the same period of 2014.

Net cash flows from investing activities decreased by $54.6 million as a result of a $24.4 million increase in capital spending for plant and equipment, compared to the first nine months of 2014. The increase in capital spending is due in part to our focus on strategic capital projects, including our recently announced continuous pulp digester project at our Lewiston, Idaho facility. In addition, net investing cash flows were also impacted by the conversion of $40.0 million of short-term investments into cash during the first nine months of 2015, compared to the conversion of $70.0 million of short-term investments into cash during the same period of 2014.
Net cash flows used for financing activities were $83.6 million for the first nine months of 2015, and were largely driven by $84.3 million in repurchases of our outstanding common stock pursuant to our most recent $100 million stock repurchase program. Net cash flows used for financing activities were $128.7 million for the nine months ended September 30, 2014, and were largely driven by the completion of a previous $100.0 million stock repurchase program, as well as a $28.0 million net decrease in long-term debt and short-term borrowings associated largely with the issuance of the 2014 Notes and retirement of the 2010 Notes.
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
Credit Arrangements
As of September 30, 2015, there were no borrowings outstanding under the credit facility, but $6.2 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.25% and 1.75% and (ii) for base rate loans, a per annum rate equal to the greater of the following rates plus between 0.25% and 0.75%: (a) the rate of interest announced by Bank of America from time to time as its prime rate for such day; (b) the weighted average of interest rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.00%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of September 30, 2015, we would have been permitted to draw an additional $118.8 million under the credit facility at LIBOR plus 1.25%, or base rate plus 0.25%.
CONTRACTUAL OBLIGATIONS
As of September 30, 2015, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
As of September 30, 2015, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of September 30, 2015, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have an approximate $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of September 30, 2015, these contracts covered approximately 51% of our expected average monthly natural gas requirements for the remainder of 2015, plus lesser amounts for 2016.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2015. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
Changes in Internal Controls
During the quarter ended September 30, 2015, we completed the conversion of our Consumer Products segment's order-to-invoicing system over to our enterprise resource planning system. While this conversion resulted in certain changes to our processes and procedures affecting our internal control over financial reporting, there have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.
Legal Proceedings
On August 13, 2012, we were notified that the U.S. Environmental Protection Agency, or EPA, submitted a civil referral to the U.S. Department of Justice, or DOJ, alleging violations of the Clean Air Act stemming from an EPA investigation that included an inspection of our Lewiston, Idaho pulp facility in July 2009 and a subsequent information request dated February 24, 2011. We reached an agreement with the DOJ and EPA in connection with this matter and paid a fine in the amount of $0.3 million in the third quarter of 2015.
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
On December 15, 2014, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorized purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. In total, we repurchased 1,750,808 shares of our outstanding common stock as of September 30, 2015, pursuant to this repurchase program, of which 1,151,313 shares were repurchased during the third quarter of 2015 at an average price of $49.23 per share. As of September 30, 2015, we had up to $6.2 million of authorization remaining pursuant to this stock repurchase program. Subsequent to the close of our third quarter ended September 30, 2015, we repurchased an additional 131,113 shares of our outstanding common stock at an average price of $46.97 per share, which completed the remainder of this repurchase program.
The following table provides information about share repurchases that we made during the three months ended September 30, 2015 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2015 to July 31, 2015	—	$—	—	$62,852
August 1, 2015 to August 31, 2015	171,836	$54.77	171,836	$53,440
September 1, 2015 to September 30, 2015	979,477	$48.26	979,477	$6,169
Total	1,151,313	$49.23	1,151,313

ITEM 6.
Exhibits
The exhibit index is located on page 38 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: November 3, 2015	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: November 3, 2015	By	/s/ ROBERT N. DAMMARELL
Robert N. Dammarell
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)

CLEARWATER PAPER CORPORATION
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	Eleventh Amendment to Loan and Security Agreement, dated as of September 28, 2015, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.