Form 10-K
period 2015-12-31
Clearwater Paper Corp
filed 2016-02-22
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 30, 2015 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $1.08 billion. Shares of common stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2016, 17,447,155 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed on or about March 22, 2016, with the Securities and Exchange Commission in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our strategy, raw materials and input usage and costs, including energy costs and usage, strategic capital projects and related costs, energy conservation, cash flows, capital expenditures, return on investment from capital projects, tax rates, operating costs, selling, general and administrative expenses, timing of and costs related to major maintenance and repairs, liquidity, benefit plan funding levels, capitalized interest and interest expenses. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:

▪	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors in North America and abroad;

▪	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

▪	customer acceptance, timing and quantity of purchases of our tissue products;

▪	changes in customer product preferences and competitors' product offerings;

▪	the loss of or changes in prices in regards to a significant customer;

▪	announced price increases for our products may not be accepted in whole or part;

▪	changes in transportation costs and disruptions in transportation services;

▪	manufacturing or operating disruptions, including IT system and IT system implementation failures, equipment malfunction and damage to our manufacturing facilities;

▪	changes in the cost and availability of wood fiber and wood pulp;

▪	cyclical industry conditions;

▪	labor disruptions;

▪	changes in the cost and availability of packaging supplies, chemicals, energy and maintenance and repairs;

▪	environmental liabilities or expenditures;

▪	changes in expenses and required contributions associated with our pension plans;

▪	reliance on a limited number of third-party suppliers for raw materials;

▪	inability to successfully implement our operational efficiencies and expansion strategies;

▪	inability to fund our debt obligations;

▪	restrictions on our business from debt covenants and terms; and

▪	changes in laws, regulations or industry standards affecting our business.
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
Company Strengths
Leading private label tissue manufacturer with a broad U.S. footprint. Our consumer products business is a premier private label tissue manufacturer. We have production facilities, including through-air-dried, or TAD, tissue manufacturing facilities in Shelby, North Carolina and Las Vegas, Nevada, and tissue manufacturing facilities in Ladysmith, Wisconsin, Lewiston, Idaho, and Neenah, Wisconsin, as well as converting operations strategically located across the United States. We believe we were the sixth largest manufacturer in the North American tissue market as of December 31, 2015, based on tissue parent roll capacity. Our broad manufacturing footprint allows us to better and more cost effectively service a diverse customer base, including major grocery store chains and retailers across the entire U.S.
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
Long-standing customer relationships. Our consumer products business supplies private label tissue products to several of the largest national retail chains. Our top 10 consumer products customers in 2015 accounted for approximately 70% of our total consumer products net sales. The average tenure of these customers was approximately 13 years. In addition to these long-standing customer relationships, throughout the year we maintained a diverse base of 108 customers across a broad geographic area. We also have long-standing customer relationships with our paperboard customers. Our top 10 paperboard customers in 2015 accounted for approximately 50% of our total paperboard net sales. The average tenure of these customers was approximately 31 years.
Strategically positioned pulp and paperboard facilities. Our pulp and paperboard mill in Lewiston, Idaho is one of only two solid bleach sulfate, or SBS, paperboard mills, and the only coated SBS paperboard mill, in the Western U.S. to offer a full range of specialized products to meet the needs of customers for traditional folding carton, plates, cup and liquid packaging. This facility's geographic location reduces transportation costs to customers in the Western U.S. as well as Asia, which allows us to compete on a cost-advantaged basis relative to East Coast competitors. Our Cypress Bend, Arkansas mill is centrally located, which reduces transportation costs to the Midwestern and Eastern U.S. and complements the Lewiston mill in shipping to customers nationwide.
Largely integrated pulp and tissue operations. Our consumer products business sources a significant portion of its pulp supply internally from our pulp and paperboard operations in Idaho. This relationship provides our consumer products business with a secure pulp supply as well as significant transportation and drying cost savings, provides our pulp and paperboard business with a steady demand source and helps mitigate input cost volatility associated with purchasing external pulp.

Strategy
Our long-term strategy is to grow the size and scope of our business and optimize the profitability of both our consumer products business and our paperboard business. In the near-term, our focus is on optimizing the operating efficiencies and cost effectiveness of both segments of our company.

ORGANIZATION
Our businesses are organized into two operating segments: Consumer Products and Pulp and Paperboard. Additional information relating to the amounts of net sales, operating income, depreciation and amortization, identifiable assets and capital expenditures attributable to each of our operating segments for 2013-2015, as well as geographic information regarding our net sales, is set forth in Note 18 to our consolidated financial statements included under Part II, Item 8 of this report.
Consumer Products Segment
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products as well as AFH products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers. In 2015, our Consumer Products segment had net sales of $959.9 million. A listing of our Consumer Products segment facilities is included under Part I, Item 2 of this report.
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
In bathroom tissue, the majority of our sales are high quality two-ply ultra and premium products, including TAD tissue products. In paper towels, we produce and sell ultra quality TAD towels as well as premium and value towels. In the facial category, we sell ultra-lotion three-ply and a complete line of two-ply premium products as well as value facial tissue. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. Recycled fiber value grade products are also available to customers who wish to further diversify their product portfolio. We compete primarily in the at-home portion of the U.S. tissue market, which made up approximately 90% of our Consumer Products segment sales in 2015.
We manufacture and sell a line of AFH products to customers with commercial and industrial tissue needs. Products include conventional one- and two-ply bath tissue, two-ply paper towels, hard wound towels and dispenser napkins.

During 2015, our consumer products were manufactured on 12 paper machines in facilities located throughout the U.S. Parent rolls from our paper machines are then converted and packaged at our converting facilities located across the U.S. Two of our paper machines, located in Nevada and North Carolina, produce TAD tissue that we convert into national brand comparable, ultra quality towels and bath tissue.
In 2015 and 2014, through multi-outlet channels, which include grocery, drug, dollar, super and club stores, as well as military purchasing, we sold approximately 26% and 25%, respectively, of the total private label tissue products in the U.S.
We had one customer in the Consumer Products segment, the Kroger Company, that accounted for approximately $215 million, or 12.3%, of our total company net sales in 2015 and approximately $204 million, or 10.8%, of our total company net sales in 2013. In 2014, we did not have any single customer that accounted for 10% or more of our total net sales.
We sell private label tissue products through our own sales force and compete based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.
Pulp and Paperboard Segment
Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of SBS paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products, and slush pulp, which it supplies to our Consumer Products segment. In 2015, our Pulp and Paperboard segment had net sales of $792.5 million. A listing of our Pulp and Paperboard segment facilities is included under Part I, Item 2 of this report.
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
Folding Carton Segment. Folding carton is the largest portion of the SBS category of the U.S. paperboard industry, comprising approximately 39% of the category in 2015. Within the folding carton segment there are varying qualities of SBS paperboard. The high end of the folding carton category in general requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. SBS paperboard is also used in the packaging of frozen foods, beverages and baked goods.
Liquid Packaging and Cup Segment. SBS liquid packaging paperboard is primarily used in the U.S. for the packaging of juices. In Japan and other Asian countries, SBS liquid packaging paperboard is primarily used for the packaging of milk and other consumable liquids. The cup segment of the market consists primarily of hot and cold drink cups and food packaging. The hot and cold cups are primarily used to serve beverages in quick-service restaurants, while round food containers are often used for packaging premium ice-cream and dry food products.
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
Market Pulp. The majority of the pulp manufactured worldwide is used in paper and paperboard production, usually at the same mill. In those cases where a paper mill does not produce its own pulp or requires pulp with different production qualities, it must purchase pulp on the open market. Market pulp is defined as pulp produced for sale to these customers and it excludes tonnage consumed by the producing mill or shipped to any of its affiliated mills within the same company.

Our Pulp and Paperboard Business
Our Pulp and Paperboard segment operates facilities in Idaho, which has two paperboard machines, and Arkansas, which has one paperboard machine. As of December 31, 2015, we were one of the five largest producers of bleached paperboard in North America with approximately 11% of the available production capacity.
Our overall pulp and paperboard production consists primarily of folding carton, liquid packaging, cup, plate, commercial printing grades and hardwood and softwood pulp.
Folding carton board used in pharmaceuticals, cosmetics and other premium packaging, such as those that incorporate foil and holographic lamination, accounts for the largest portion of our total paperboard sales. We focus on high-end folding carton applications where the heightened product quality requirements provide for differentiation among suppliers, resulting in margins that are more attractive than less critical packaging applications.
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
Our pulp mills are currently capable of producing approximately 856,000 tons of pulp on an annual basis. In 2015, we produced approximately 802,000 tons of pulp in the aggregate and utilized approximately 81% of that production, or approximately 650,000 tons, to produce approximately 773,000 tons of paperboard. The increase in tonnage from pulp to paperboard production is due to the addition of coatings and other manufacturing processes. We also used approximately 19% of our pulp production, or approximately 150,000 tons, in our Consumer Products segment to produce tissue products. The remaining pulp production of less than 1%, or approximately 2,000 tons, was sold externally by our Consumer Products segment.
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
RAW MATERIALS AND INPUT COSTS
For our manufacturing operations, the principal raw material used is wood fiber, which consists of purchased pulp and chips, sawdust and logs. During 2015, our purchased pulp costs were 12.3% of our cost of sales, while chips, sawdust and logs accounted for 9.7%. In 2015, our Consumer Products segment sourced approximately 44% of its total pulp supply from our Pulp and Paperboard segment, with the remainder purchased from external suppliers. In 2016 we expect that our Consumer Products segment will source approximately 44% of its total pulp supply from our Pulp and Paperboard segment. We own and operate a wood chipping facility located in Clarkston, Washington, near our Lewiston, Idaho, facility, which we believe bolsters our wood fiber position and provides short-term and long-term cost savings.
We utilize a significant amount of chemicals in the production of pulp and paper, including caustic, polyethylene, starch, sodium chlorate, latex and specialty process paper chemicals. A portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are impacted by petroleum prices. During 2015, chemical costs accounted for 11.9% of our cost of sales.
Transportation is a significant cost input for our business. Fuel prices impact our transportation costs for delivery of raw materials to our manufacturing facilities and delivery of our finished products to customers. Our total transportation costs were 12.2% of our cost of sales in 2015.

We consume substantial amounts of energy, such as electricity, hog fuel, steam and natural gas. During 2015, energy costs accounted for 7.0% of our cost of sales. We purchase a significant portion of our natural gas and electricity under supply contracts, most of which are between a specific facility and a specific local provider. Under most of these contracts, the providers have agreed to provide us with our requirements for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we use firm-price contracts to mitigate price risk for certain of our energy requirements.
As a significant producer of private label consumer tissue products, we also incur expenses related to packaging supplies used for retail chains, wholesalers and cooperative buying organizations. Our total packaging costs for 2015 were 6.0% of our cost of sales.
Our maintenance and repairs represented 6.0% of our cost of sales for 2015 and are expensed as incurred. We perform routine maintenance on our machines and equipment and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
We also record depreciation expense associated with our plant and equipment. Depreciation expense was 5.0% of our cost of sales for 2015.
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
EMPLOYEES
As of December 31, 2015, we had approximately 3,300 employees, of which approximately 2,040 were employed by our Consumer Products segment, approximately 1,110 were employed by our Pulp and Paperboard segment and approximately 150 were corporate administration employees. This workforce consisted of approximately 720 salaried employees and approximately 2,580 hourly and fixed rate employees. As of December 31, 2015, approximately 52% of our workforce was covered under collective bargaining agreements.
Unions represent hourly employees at three of our manufacturing sites. There are three hourly union labor contracts that expire in 2016:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
May 31, 2016	Pulp & Paperboard Division-Lewiston, Idaho, No. 4 Power Boiler Unit	International Association of Machinists (IAM)	40
May 31, 2016	Consumer Products Division-Neenah, Wisconsin	United Steel Workers (USW)	365
July 31, 2016	Pulp & Paperboard Division-Cypress Bend, Arkansas	United Steel Workers (USW)	250

EXECUTIVE OFFICERS OF THE REGISTRANT
The following individuals are deemed our “executive officers” under the Securities Exchange Act of 1934 as of December 31, 2015. Executive officers of the company are generally appointed as such at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which they were selected as officers. No family relationships exist among any of our executive officers.
Linda K. Massman (age 49), has served as President and Chief Executive Officer, as well as a director, since January 2013. Ms. Massman served as President and COO from November 2011 to December 2012. She served as CFO and Senior Vice President, Finance from May 2011 to November 2011, and as CFO and Vice President, Finance from December 2008 to May 2011. From September 2008 to December 2008, Ms. Massman served as Vice President of Potlatch Corporation pending completion of the spin-off of Clearwater Paper Corporation. From May 2002 to August 2008, Ms. Massman was Group Vice President, Finance and Corporate Planning, for SUPERVALU Inc., a grocery retail company. Ms. Massman also serves as a director of Black Hills Corporation, an energy company, and as a member of Black Hills Corporation's Compensation Committee.
John D. Hertz (age 49) joined the company in June 2012 as Senior Vice President, and has served as Senior Vice President, Finance and Chief Financial Officer since August 2012. From June 2010 to June 2012, Mr. Hertz was the Vice President and Chief Financial Officer of Novellus Systems, Inc. From October 2007 to June 2010, he served as Novellus' Vice President of Corporate Finance and Principal Accounting Officer and as Vice President and Corporate Controller from June 2007 to October 2007. From 2000 to 2007, Mr. Hertz worked for Intel Corporation where he held a number of positions, including Central Finance Controller of the Digital Enterprise Group, Finance Controller of the Enterprise Platform Services Division and Accounting Policy Controller. Prior to that, Mr. Hertz was a Senior Manager with KPMG.
Patrick T. Burke (age 55) has served as Senior Vice President, Group President since October 2015, and served as Senior Vice President and President, Consumer Products Division from April 2015 to October 2015. From May 2014 to April 2015, he served as Vice President, Supply Chain. From March 2011 to April 2014, Mr. Burke served as the Director of West for Pepsi Beverage Company, and from January 2008 to February 2011, as the Director of the Western Region for Gatorade, for Pepsi America Beverages.
Michael S. Gadd (age 51) has served as Senior Vice President since May 2011 and General Counsel and Corporate Secretary since December 2008. He served as Vice President from December 2008 to May 2011. From March 2006 to December 2008, Mr. Gadd served as Associate General Counsel of Potlatch Corporation, and served as Corporate Secretary of Potlatch from July 2007 to December 2008. From January 2001 to January 2006, Mr. Gadd was an attorney with Perkins Coie, LLP in Portland, Oregon.
Danny G. Johansen (age 65) has served as Senior Vice President since January 2013 and served as President of Pulp and Paperboard from January 2013 to October 2015. From December 2008 through December 2012, he served as Vice President, Sales and Marketing, for Pulp and Paperboard. Prior to December 2008, Mr. Johansen was employed by Potlatch Corporation for nearly 36 years. From 2002 to December 2008, he served as the Director of Sales, Idaho Pulp and Paperboard division, for Potlatch.
Kari G. Moyes (age 48) has served as Senior Vice President, Human Resources since February 2015, and served as Vice President, Labor Relations from July 2013 through January 2015. From November 2010 through June 2013, Ms. Moyes served as National Director of Human Resources for Nestlé, a food manufacturer. Prior to her tenure with Nestle, Ms. Moyes spent 10 years with Pepsico in various capacities.

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
Foreign manufacturers in Asia and Europe are currently increasing, and are expected to continue to increase, their paper production capabilities, particularly with respect to paperboard. This, in turn, may result in increased competition in the North American paper markets from direct sales by foreign competitors into these markets and/or increased competition in the U.S. as domestic manufacturers seek increased U.S. sales to offset displaced overseas sales caused by increased sales by foreign suppliers into Asia and European markets. An increased supply of foreign paper products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Competitors' branded products and private label products could have an adverse effect on our financial results.
Our consumer products compete with well-known, branded products, as well as other private label products. Inherent risks include new product offerings by competitors, the effects of consolidation within retailer and distribution channels price competition from companies that may have greater financial resources than we do, and whether our products will receive direct and retail customer acceptance. If we are unable to offer our existing customers, or new customers, tissue products comparable to branded products or private label products in terms of quality and/or price, we may lose business or we may not be able to grow our existing business and be forced to sell lower-margin products, all of which could negatively affect our financial condition and results of operations.
The loss of, or a significant reduction in, orders from, or changes in prices in regards to, any of our large customers could adversely affect our operating results and financial condition.
We derive a substantial amount of revenues from a concentrated group of customers. For example, our top 10 consumer products customers in 2015 accounted for approximately 70% of our total consumer products net sales. Our top 10 paperboard customers in 2015 accounted for approximately 50% of our total paperboard net sales. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our business, results of operations and financial condition. We have experienced increased price and promotion competition for our consumer products customers, particularly in regards to TAD products, and this competition has decreased our gross margins and adversely affected our financial condition. Some of our customers have the capability to produce the parent rolls or products that they purchase from us. While our Pulp and Paperboard segment sells its products to a large number of customers, our top 10 paperboard customers have historically accounted for approximately half of our sales.
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
We have in the past announced and implemented price increases. These or other price increases may not be accepted in whole or part and could result in a loss of customers or a reduction in sales.
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
Our business, particularly our consumer products business, is dependent on transportation services to deliver our products to our customers and to deliver raw materials to us. In 2015, our transportation costs were 12.2% of our cost of sales. The costs of these transportation services are influenced by the factors described above as well as fuel prices, which are affected by geopolitical and economic events. We have not been in the past, and may not be in the future, able to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices as a result of increased fuel or transportation costs, our gross margins may be materially adversely affected.
We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may harm our operating performance.
We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our pulp and paperboard facilities require periodic shutdowns to perform major maintenance. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which a shutdown occurs and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during the shutdown period. We had two scheduled major maintenance shutdowns in 2015 - one during the first quarter at our Lewiston, Idaho pulp and paperboard facility and one during the second quarter at our Cypress Bend, Arkansas facility.
Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. For example, we experienced ongoing operational issues through the first quarter of 2015 with the recovery furnace at our Cypress Bend, Arkansas facility associated with a 2013 upgrade project and certain of our facilities have had to curtail operations as the result of an electrical malfunction and a fire in previous years. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism, changes in or non-compliance with environmental or safety laws and the lack of availability of services from any of our facilities' key suppliers. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

We depend on external sources of wood pulp and wood fiber, which subjects our business and results of operations to potentially significant fluctuations in the price of market pulp and wood fiber.
Our Consumer Products segment sources a significant portion of its wood pulp requirements from external suppliers, which exposes us to price fluctuation. In 2015, it sourced approximately 56% of its pulp requirements externally, comprising approximately 12.3% of our cost of sales.
Pulp prices can, and have, changed significantly from one period to the next. The volatility of pulp prices can adversely affect our earnings if we are unable to pass cost increases on to our customers or if the timing of any price increases for our products significantly trails the increases in pulp prices. We have not hedged these risks.
Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products and consumer products. In 2015, our wood fiber costs were 9.7% of our cost of sales. Much of the wood fiber we use in our pulp manufacturing process in Lewiston, Idaho, is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in the lumber industry. The significant reduction in home building over the past several years resulted in the closure or curtailment of operations at many sawmills. The price of wood fiber is expected to remain volatile until the housing market recovers and sawmill operations increase. Additionally, the supply and price of wood fiber can also be negatively affected by weather and other events. For example, our Arkansas pulp and paperboard facility relies on whole log chips for a significant portion of its wood fiber, and in 2015 this facility experienced increases in the costs for that wood fiber due to extremely wet weather conditions in the Southeastern U.S. that limited accessibility and availability.
The effects on market prices for wood fiber resulting from various governmental programs involving tax credits or payments related to biomass and other renewable energy projects are uncertain and could result in a reduction in the supply of wood fiber available for our pulp and paperboard manufacturing operations. Additionally, wood pellet facilities or fluff pulp facilities, such as a fluff pulp facility recently announced in Arkansas, can increase demand and prices for wood fiber. If we and our pulp suppliers are unable to obtain wood fiber at favorable prices or at all, our costs will increase and financial results, operations and cash flows may be materially adversely affected.
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
As of December 31, 2015, 52% of our full-time employees are represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. In 2016, three collective bargaining agreements are scheduled to expire and will be subject to negotiation. Any failure to reach an agreement with one of the unions may result in strikes, lockouts, work slowdowns, stoppages or other labor actions, any of which could have a material adverse effect on our operations and financial results.
The cost of chemicals and energy needed for our manufacturing processes significantly affects our results of operations and cash flows.
We use a variety of chemicals in our manufacturing processes, including petroleum-based polyethylene and certain petroleum-based latex chemicals. In 2015, our chemical costs were 11.9% of our cost of sales. Prices for these chemicals have been and are expected to remain volatile. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages and cost increases, ration the amount of chemicals available to us, and therefore we may not be able to obtain at favorable prices the chemicals we need to operate our business, if we are able to obtain them at all.

Our manufacturing operations utilize large amounts of electricity and natural gas and our energy requirements, particularly natural gas, have increased significantly as a result of operations at our North Carolina facility. In 2015, our energy costs were 7.0% of our cost of sales. Energy prices have fluctuated widely over the past decade, which in turn affects our cost of sales. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, geopolitical events, government regulation, and natural disasters. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage.
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
We own properties, conduct or have conducted operations at properties, and have assumed indemnity obligations for properties or operations where hazardous materials have been or were used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to risks under environmental laws that impose liability for historical releases of hazardous substances and to liability for other potential violations of environmental laws or permits at existing sites or ones for which we have indemnity obligations.
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
Our consumer products business faces competition from companies that produce the same type of products that we produce or that produce alternative products that customers may use instead of our products. Our consumer products business competes with the branded tissue products producers, such as Procter & Gamble, and branded label producers who manufacture branded and private label products, such as Georgia-Pacific and Kimberly-Clark. These companies are far larger than us, have more sales, marketing and research and development resources than we do, and enjoy significant cost advantages due to economies of scale. For example, in 2015 the net sales of our Consumer Products' segment was negatively impacted in part as a result of increased promotional activity for branded tissue products. In addition, because of their size and resources, these companies may foresee market trends more accurately than we do and develop new technologies that render our products less attractive or obsolete.
Our ability to successfully compete in the pulp and paperboard industry is influenced by a number of factors, including manufacturing capacity, general economic conditions and the availability and demand for paperboard substitutes. Our pulp and paperboard business competes with International Paper, WestRock, Georgia-Pacific, and international producers, most of whom are much larger than us. Any increase in manufacturing capacity by any of these or other producers could result in overcapacity in the pulp and paperboard industry, which could cause downward pressure on pricing. For example, several newer facilities in China have large paperboard manufacturing capacities, the output of which is expected to increase paperboard supplies on the international market. Also a large European manufacturer is expected to begin paperboard production at a new facility with products intended for the North American market. Furthermore, customers could choose to use types of paperboard that we do not produce or could rely on alternative materials, such as plastic, for their products. An increased supply of any of these products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have company-sponsored pension plans covering certain of our salaried and hourly employees. The volatility in the value of equity and fixed income investments held by these plans, coupled with a low interest rate environment resulting in higher liability valuations, has caused these plans to be underfunded as the projected benefit obligation has exceeded the aggregate fair value of plan assets by varying year-end amounts since 2008. At December 31, 2015, and 2014, our company sponsored pension plans were underfunded in the aggregate by $24.4 million and $16.9 million, respectively. As a result of underfunding, we may be required to make contributions to our qualified pension plans. In 2015, we contributed $3.2 million to these pension plans. We may be required to make increased annual contributions to our pension plans in future years, which would reduce the cash available for business and other needs.
We may be required to pay material amounts under multiemployer pension plans.
We contribute to two multiemployer pension plans. The amount of our annual contributions to each of these plans is negotiated with the plan and the bargaining unit representing our employees covered by the plan. In 2015, we contributed approximately $6 million to these plans, and in future years we may be required to make increased annual contributions, which would reduce the cash available for business and other needs. In addition, in the event of a partial or complete withdrawal by us from any multiemployer plan that is underfunded, we would be liable for a proportionate share of such multiemployer plan's unfunded vested benefits, referred to as a withdrawal liability. A withdrawal liability is considered a contingent liability. In the event that any other contributing employer withdraws from any multiemployer plan that is underfunded, and such employer cannot satisfy its obligations under the multiemployer plan at the time of withdrawal, then the proportionate share of the plan’s unfunded vested benefits that would be allocable to us and to the other remaining contributing employers, would increase and there could be an increase to our required annual contributions. In renegotiations of collective bargaining agreements with labor unions that participate in these multiemployer plans, we may decide to discontinue participation in these plans.
One of the multiemployer pension plans to which we contribute, the PACE Industry Union-Management Pension Fund, or PIUMPF, was certified to be in “critical status” for the plan year beginning January 1, 2010, and continued to be in critical status through the plan year beginning January 1, 2014. For the plan year beginning January 1, 2015, PIUMPF was certified to be in "critical and declining status" under the Multiemployer Pension Plan Reform Act of 2014. In 2013, two large employers withdrew from PIUMPF and subsequent to December 31, 2015, we learned that the largest employer in PIUMPF has also withdrawn. Further withdrawals by contributing employers could cause a “mass withdrawal” from, or effectively a termination of, PIUMPF or alternatively we could elect to withdraw. Although we have no current intention to withdraw from PIUMPF, if we were to withdraw, either completely or partially, we would incur a withdrawal liability based on our share of PIUMPF’s unfunded vested benefits. Based on information as of December 31, 2014 provided by PIUMPF and reviewed by our actuarial consultant, we estimate that, as of December 31, 2015, the payments that we would be required to make to PIUMPF in the event of our complete withdrawal would be approximately $5.7 million per year on a pre-tax basis. These payments would continue for 20 years, unless we were deemed to be included in a “mass withdrawal” from PIUMPF, in which case these payments would continue in perpetuity.

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
As of December 31, 2015, we had $569 million of outstanding indebtedness, and we could incur substantial additional indebtedness in the future. Our ability to make payments on and to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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

ITEM 1B.
Unresolved Staff Comments
None.

ITEM 2.
Properties
FACILITIES
We own and operate facilities located throughout the United States. The following table lists each of our facilities and its location, use, and 2015 capacity and production:

	USE	LEASED OR OWNED	CAPACITY		PRODUCTION[1]
CONSUMER PRODUCTS
Tissue manufacturing facilities:
Ladysmith, Wisconsin	Tissue	Owned	56,000	tons	51,000	tons
Las Vegas, Nevada	TAD tissue	Owned	38,000	tons	35,000	tons
Lewiston, Idaho	Tissue	Owned	185,000	tons	182,000	tons
Neenah, Wisconsin	Tissue	Owned	84,000	tons	80,000	tons
Shelby, North Carolina[2]	TAD tissue	Owned/Leased	75,000	tons	67,000	tons
			438,000	tons	415,000	tons
Tissue converting facilities:
Elwood, Illinois[2]	Tissue converting	Owned/Leased	76,000	tons	55,000	tons
Las Vegas, Nevada	Tissue converting	Owned	61,000	tons	52,000	tons
Lewiston, Idaho	Tissue converting	Owned	90,000	tons	70,000	tons
Neenah, Wisconsin	Tissue converting	Owned	106,000	tons	63,000	tons
Oklahoma City, Oklahoma[2]	Tissue converting	Owned/Leased	29,000	tons	22,000	tons
Shelby, North Carolina[2]	Tissue converting	Owned/Leased	73,000	tons	63,000	tons
			435,000	tons	325,000	tons
PULP AND PAPERBOARD
Pulp Mills:
Cypress Bend, Arkansas	Pulp	Owned	316,000	tons	290,000	tons
Lewiston, Idaho	Pulp	Owned	540,000	tons	512,000	tons
			856,000	tons	802,000	tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	Paperboard	Owned	353,000	tons	326,000	tons
Lewiston, Idaho	Paperboard	Owned	465,000	tons	447,000	tons
			818,000	tons	773,000	tons
CORPORATE
Alpharetta, Georgia	Operations and administration	Owned/Leased		N/A		N/A
Spokane, Washington	Corporate headquarters	Leased		N/A		N/A

[1]	Production amounts are approximations for full year 2015.

[2]	The buildings located at these facilities are leased by Clearwater Paper or a subsidiary, and the operating equipment located within the building is owned by Clearwater Paper or a subsidiary.
In addition to the manufacturing facilities listed in this table, we lease a chip shipment facility in Columbia City, Oregon and own a wood chipping facility in Clarkston, Washington.

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
In addition to the matters discussed above, we may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, results of operations and cash flows.

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

	Common Stock Price
	High	Low
Year Ended December 31, 2015:
Fourth Quarter	$51.79	$42.63
Third Quarter	59.70	42.64
Second Quarter	67.99	55.93
First Quarter	75.69	58.43
Year Ended December 31, 2014:
Fourth Quarter	$71.58	$60.20
Third Quarter	72.94	59.48
Second Quarter	67.20	59.07
First Quarter	68.30	49.88
HOLDERS
On February 17, 2016, the last reported sale price for our common stock on the New York Stock Exchange was $37.49 per share. As of February 17, 2016, there were approximately 910 registered holders of our common stock.
DIVIDENDS
We have not paid any cash dividends and do not anticipate paying a cash dividend in 2016. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and our stockholders. The declaration and amount of any dividends, however, would be determined by our Board of Directors and would depend on our earnings, our compliance with the terms of our notes and revolving credit facility that contain certain restrictions on our ability to pay dividends, and any other factors that our Board of Directors believes are relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Please see Part III, Item 12 of this report for information relating to our equity compensation plans.
ISSUER PURCHASES OF EQUITY SECURITIES
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed this program in the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock at an average price of $53.13 per share under this program.
On February 5, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed this program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share under this program.

The following table provides information about share repurchases that we made during the three months ended December 31, 2015 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2015 to October 31, 2015	131,113	$46.97	131,113	$10
November 1, 2015 to November 30, 2015	—	$—	—	$10
December 1, 2015 to December 31, 2015	—	$—	—	$10
Total	131,113	$46.97	131,113

ITEM 6.
Selected Financial Data
All of the data listed below has been derived from our audited financial statements. Our historical financial and other data is not necessarily indicative of our future performance. In addition, all amounts for 2011 forward are reflective of the sale of our Lewiston, Idaho sawmill in November 2011. Amounts for 2014 forward reflect the sale of our specialty business and mills on December 30, 2014.

(In thousands, except net earnings (loss) per share amounts)	2015	2014	2013	2012	2011
Net sales	$1,752,401	$1,967,139	$1,889,830	$1,874,304	$1,927,973
Income from operations	123,670	79,811	99,328	145,387	115,445
Net earnings (loss)[1]	55,983	(2,315)	106,955	64,131	39,674
Working capital[2,4]	199,010	302,069	374,416	292,047	389,153
Long-term debt, net of current portion[4]	568,987	568,221	640,410	515,570	513,646
Stockholders’ equity	474,866	497,537	605,094	540,894	484,904
Capital expenditures[3]	134,104	99,600	86,508	207,115	137,743
Property, plant and equipment, net	866,538	810,987	884,698	877,377	735,566
Total assets[4]	1,527,369	1,579,149	1,735,235	1,625,093	1,561,270
Net earnings (loss) per basic common share	$2.98	$(0.11)	$4.84	$2.75	$1.73
Average basic common shares outstanding	18,762	20,130	22,081	23,299	22,914
Net earnings (loss) per diluted common share	$2.97	$(0.11)	$4.80	$2.72	$1.66
Average diluted common shares outstanding	18,820	20,130	22,264	23,614	23,952

[1]
Income from operations for the year ended December 31, 2013, includes the reversal of uncertain tax positions. For additional discussion, see Note 8, "Income Taxes," in the notes to the consolidated financial statements.

[2]	Working capital is defined as our current assets less our current liabilities, as presented on our Consolidated Balance Sheets.

[3]
Capital expenditures in 2012 and 2011 primarily include expenditures related to our through-air-dried tissue expansion project at our Shelby, North Carolina and Las Vegas, Nevada manufacturing and converting facilities.

[4]
Certain 2011-2014 amounts were reclassified to conform with the 2015 presentation. See Note 3, "Recently Adopted and Prospective Accounting Standards," in the notes to the consolidated financial statements.

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
OVERVIEW
Recent Events
Strategic Capital Projects
As part of our focus on strategic capital spending on projects that we expect to provide a positive return on investments, we announced on September 8, 2015, the construction of a continuous pulp digester project at our Lewiston, Idaho, pulp and paperboard facility. We estimate that the total cost for this pulp optimization project will be approximately $150-$160 million, excluding estimated capitalized interest. We spent $29.3 million on this project in 2015, and expect to spend approximately $60 million in 2016 and the remaining balance thereafter. The project construction began in 2015, and is expected to be completed in the second half of 2017. We anticipate that this project will significantly reduce air emissions, result in operational improvements through increased pulp quality and production, and lower our costs through the more efficient utilization of wood chips.
Mill Divestitures and Facility Closures
On December 30, 2014, we sold our specialty business and mills to a private buyer for $113.5 million, before related expenses and adjustments. The specialty business and mills sold consisted predominantly of machine-glazed tissue and also included parent rolls and other specialty tissue products such as absorbent materials and dark-hued napkins. The sale included five facilities located at East Hartford, Connecticut; Menominee, Michigan; Gouverneur, New York; St. Catharines, Ontario; and Wiggins, Mississippi. Included in the sale related expenses and adjustments was the impact of certain indemnity and working capital escrow clauses in the sales agreement. These escrowed amounts totaled $3.8 million of restricted cash on our December 31, 2014 Consolidated Balance Sheet. During the second quarter of 2015, the working capital escrow account established in connection with the sale of the specialty business and mills was settled, resulting in the release of $1.5 million from the restricted cash escrow account and the recognition of a corresponding gain recorded in "Gain (loss) on divested assets" within our Consolidated Statement of Operations.
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. As of December 31, 2015, we have incurred $21.3 million of costs associated with the closure and the relocation of related converting lines to other of our converting facilities, of which $2.5 million was incurred in 2015 and was primarily related to a facility lease that expires in 2017.
On March 6, 2013, we announced the permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston ceasing at the end of 2013 and the closure being finalized in 2014. We incurred a total of $7.2 million of costs in 2013 and 2014 associated with this closure.
Capital Allocation
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.

On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed this program during the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock at an average price of $53.13 per share under this program.
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
Our business is organized into two reporting segments:

•
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products in each tissue category, including bathroom tissue, paper towels, napkins and facial tissue. We also manufacture away-from-home tissue, or AFH, and parent rolls for external sales. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our consumer products customers. In 2015, our Consumer Products segment had net sales of $959.9 million, representing approximately 55% of our total net sales.

•
Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of solid bleach sulfate paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products, and slush pulp, which it supplies to our Consumer Products segment. In 2015, our Pulp and Paperboard segment had net sales of $792.5 million, representing approximately 45% of our total net sales.

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
Our pulp and paperboard business is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, historical prices for our products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. In addition, currency exchange rates affect U.S. supplies of paperboard, as non-U.S. manufacturers are attracted to the U.S. market when the dollar is relatively strong. Paperboard pricing decreased in 2015 compared to 2014.
The markets for our products are highly competitive. Our business is capital intensive, which leads to high fixed costs and large capital outlays and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors have lower production costs and greater buying power and, as a result, may be less adversely affected than we are by price decreases.
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

	Years Ended December 31,
	2015		2014 [3]		2013 [3]
(Dollars in thousands)	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$186,065	12.3%	$295,889	17.3%	$294,911	17.6%
Transportation[1]	184,824	12.2	191,774	11.2	180,188	10.8
Chemicals	179,812	11.9	206,054	12.1	191,473	11.5
Chips, sawdust and logs	147,498	9.7	151,331	8.9	139,456	8.3
Energy	105,984	7.0	139,756	8.2	126,687	7.6
Maintenance and repairs[2]	90,709	6.0	84,309	4.9	97,006	5.8
Packaging supplies	90,696	6.0	103,769	6.1	103,286	6.2
Depreciation	76,379	5.0	80,094	4.6	80,758	4.8
	$1,061,967	70.1%	$1,252,976	73.3%	$1,213,765	72.6%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.

[3]	Results include the specialty business and mills, which were sold in December 2014.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For 2015, total purchased pulp costs decreased by $109.8 million, compared to 2014, as a direct result of the sale of our former specialty business and mills in December 2014. Excluding pulp costs associated with the specialty business and mills, purchased pulp costs increased $3.1 million during 2015. The increase for 2015 was primarily due to an increase in pulp purchased during the first half of 2015 resulting from the scheduled major maintenance outages taken at our Idaho and Arkansas pulp and paperboard facilities. This increase was partially offset by favorable external pulp pricing and a higher utilization of internally sourced pulp compared to 2014.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for 2015 decreased $7.0 million compared to 2014 primarily due to the sale of our specialty business and mills, as discussed above. Excluding transportation costs associated with the specialty business and mills, transportation costs during 2015 were slightly lower compared to 2014. In the first quarter of 2015, we improved inventory levels and implemented network optimization measures, which resulted in fewer internal transfers and miles per shipment and lower overall transportation costs. In addition, milder weather conditions in 2015 favorably affected transportation costs as extreme cold weather conditions in the Midwest and Northeast negatively affected carrier costs in the first quarter of 2014 by limiting vendor availability. These improvements more than offset higher line-haul rates and increases in carrier costs during 2015 primarily attributable to tighter carrier supply.
Chemicals. We consume a substantial amount of chemicals in the production of pulp and paperboard, as well as in the production of TAD tissue. The chemicals we use include polyethylene, caustic, starch, sodium chlorate, latex and paper processing chemicals. A portion of the chemicals used in our manufacturing processes, particularly in the paperboard extrusion process, are petroleum-based and are impacted by petroleum prices.
Our chemical costs decreased $26.2 million during 2015, primarily due to lower usage resulting from the sale of our specialty business and mills. Excluding chemical costs associated with the specialty mills, chemical costs for 2015 decreased $9.9 million compared to 2014. This favorable comparison was primarily due to decreased pricing for polyethylene and other paper making chemicals, as well as lower consumption for the year due to the scheduled major maintenance downtime at our pulp and paperboard facilities in the first half of 2015. In addition, the comparable 2014 period had higher chemical costs due to operational issues at our Arkansas pulp and paperboard facility that caused both the pulp mill and paper machine to consume elevated levels of chemicals.

Chips, sawdust and logs. We purchase chips, sawdust and logs that we use to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs decreased by $3.8 million for chips, sawdust and logs for 2015 compared to 2014. The decreases were due to lower pulp and paperboard production as a result of major maintenance activities in 2015 that did not occur in 2014.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices have fluctuated widely from period-to-period due primarily to volatility in weather and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a cogeneration facility that produces steam and electricity at our Lewiston, Idaho manufacturing site helps to lower our energy costs. TAD tissue production involves increased natural gas usage compared to conventional tissue manufacturing and, as a result, our natural gas requirements have increased in connection with the increase of production from our North Carolina TAD paper machine.
Energy costs for 2015 were $33.8 million lower than those for 2014 due largely to lower usage resulting from the sale of our specialty business and mills. Excluding costs associated with the specialty mills, energy costs decreased $8.4 million during 2015. The decrease for the year was primarily the result of lower natural gas pricing and lower usage at many of our facilities due primarily to the absence of the extremely cold weather conditions in the Midwest and Northeast that occurred in 2014, as well as the absence of operational issues at our Arkansas facility that occurred during 2014.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of December 31, 2015, these contracts covered approximately 44% of our expected average monthly natural gas requirements for 2016, which includes approximately 59% of the expected average monthly requirements for the first quarter. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 months to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the first quarter of 2015, we had eleven days of paper machine downtime at our Idaho facility at a cost of approximately $15 million. During the second quarter of 2015, we had four days of paper machine downtime at our Arkansas facility at a cost of approximately $7 million. We did not have any major maintenance outages during the third and fourth quarters of 2015, nor did we have any major maintenance outages during 2014. We expect our 2016 planned major maintenance costs to be approximately $15 million at our Idaho facility during the third quarter of 2016. This planned major maintenance is expected to result in five days of paper machine downtime.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. For example, in 2015 we initiated a strategic capital spending project at our Lewiston, Idaho pulp and paperboard facility with an estimated $150-$160 million cost, excluding capitalized interest. During 2015, excluding capitalized interest, we spent $133.7 million on capital expenditures, which includes $73.2 million of strategic capital spending on projects designed to reduce future manufacturing costs and provide a positive return on investment. During 2014, we spent $99.6 million on capital expenditures. We expect our total estimated capital expenditures to be approximately $155 million in 2016.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For 2015, packaging costs decreased $13.1 million compared to 2014 due largely to lower production resulting from the sale of our specialty business and mills. Excluding packaging costs associated with the specialty mills, packaging costs for 2015 decreased $8.8 million compared to 2014 due to lower case sales and favorable pricing for packaging supplies.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for 2015 decreased $3.7 million, compared to 2014, primarily as a result of the sale of our specialty business and mills, partially offset by increased depreciation related to capital spending during recent periods.

Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced lower benefit expenses in 2015, compared to 2014, due to the sale of our specialty business and mills and the closure of our Long Island facility, partially offset by costs associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Lewiston, Idaho.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated costs for sales and administrative personnel, as well as commission expenses related to sales of our products. Our total selling, general and administrative expenses were $117.1 million in 2015, compared to $130.1 million in 2014. The lower expense was primarily a result of a $4.1 million mark-to-market benefit in 2015 related to our directors' common stock units, which will ultimately be settled in cash, compared to $4.6 million of mark-to-market expense in 2014, and reduced headcount and administrative costs related to the sale of the specialty business and mills and the closure of our Long Island facility. These were partially offset by $2.0 million of non-routine legal expenses and settlement costs, including those related to a dispute involving one of our closed facilities, as well as $1.4 million of reorganization related expenses.
Interest expense
Interest expense is primarily comprised of interest on our 2013 Notes and 2014 Notes and short-term borrowings from our revolving credit facility. In 2014, we also incurred interest expense through a portion of the third quarter on our 2010 notes that were paid off in that quarter. Interest expense also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. As a result of the issuance of the 2014 Notes at an interest rate lower than that of our 2010 Notes, interest expense was lower in 2015 than 2014.
Income taxes
Income taxes are based on reported earnings and tax rates in jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences in reported earnings and taxable income using current law and enacted tax rates.
The following table details our tax provision and effective tax rates for the years ended December 31, 2015, 2014 and 2013:

(Dollars in thousands)	2015	2014	2013
Income tax provision (benefit)	$36,505	$18,556	$(68,721)
Effective tax rate	39.5%	114.3%	(179.7)%
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
The estimated annual effective tax rate for 2016 is expected to be approximately 37%.

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
YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2015		2014
Net sales	$1,752,401	100.0%	$1,967,139	100.0%
Costs and expenses:
Cost of sales	(1,512,849)	86.3	(1,708,840)	86.9
Selling, general and administrative expenses	(117,149)	6.7	(130,102)	6.6
Gain (loss) on divested assets	1,267	0.1	(40,159)	2.0
Impairment of assets	—	—	(8,227)	0.4
Total operating costs and expenses	(1,628,731)	92.9	(1,887,328)	95.9
Income from operations	123,670	7.1	79,811	4.1
Interest expense, net	(31,182)	1.8	(39,150)	2.0
Debt retirement costs	—	—	(24,420)	1.2
Earnings before income taxes	92,488	5.3	16,241	0.8
Income tax provision	(36,505)	2.1	(18,556)	0.9
Net earnings (loss)	$55,983	3.2%	$(2,315)	0.1%
Net sales—Net sales for 2015 decreased by $214.7 million, or 10.9%, compared to 2014, primarily due to a decline in non-retail tissue shipments as a result of the sale of our specialty business and mills in December 2014, as well as decreases in tissue converted product cases sold and lower pricing for commodity grade paperboard. These items are discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 86.3% of net sales for 2015 and 86.9% of net sales for 2014. Our overall cost of sales was 11.5% lower compared to 2014 primarily due to the absence of operating costs in 2015 associated with our former specialty business and mills, incremental costs in the same period of 2014 associated with the extreme cold weather conditions in the Midwest and Northeast and operational issues at our Arkansas pulp and paperboard facility. In addition, cost of sales for 2014 included $14.8 million of costs related to the closure of our Thomaston, Georgia and Long Island, New York facilities, compared to $2.5 million of Long Island closure costs in 2015. These favorable comparisons were partially offset by approximately $22 million of planned major maintenance costs that were incurred at our pulp and paperboard facilities in 2015.
Selling, general and administrative expenses—Selling, general and administrative expenses decreased $13.0 million during 2015 compared to 2014, due primarily to a $4.1 million mark-to-market benefit in 2015, compared to $4.6 million of mark-to-market expense in 2014, related to our directors' common stock units, which will ultimately be settled in cash, as well as reduced headcount and administrative costs related to the sale of the specialty business and mills and the closure of our Long Island facility. These were partially offset by $2.0 million of non-routine legal expenses and settlement costs, including those related to a dispute involving one of our closed facilities, as well as $1.4 million of reorganization related expenses.
Gain (loss) on divested assets— During 2015, we recognized a $1.3 million gain primarily related to the release of restricted cash balances pertaining to the settlement of a working capital escrow account established in connection with the December 30, 2014 sale of our specialty business and mills. We received approximately $108 million of net proceeds in 2014 from the sale of the mills. In total, $40.2 million was recorded as a loss on divested assets in 2014, which included losses on $105.7 million of net assets sold, write-offs of $20.4 million and $4.9 million, respectively, of goodwill and intangible assets associated with the specialty business and mills, and other expenses related to the sale, net of proceeds received.
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
Interest expense—Interest expense decreased $8.0 million during 2015, compared to 2014. The decrease was largely attributable to reduced interest rates on our debt as a result of the third quarter 2014 redemption of the 2010 Notes and the issuance of the lower interest bearing 2014 Notes.
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
Income tax provision—We recorded an income tax provision of $36.5 million in 2015, compared to $18.6 million in 2014. The effective tax rate determined under generally accepted accounting principles, or GAAP, for 2015 was approximately 39.5%, compared to 114.3% for 2014. The higher rate in 2014 was primarily the result of adjustments for losses on divested assets. During 2015 and 2014, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for 2015 would have been approximately 38%, compared to approximately 36% in 2014. The following table details these items:

Non-GAAP Adjusted Income Tax Provision	Years Ended December 31,
(In thousands)	2015	2014
Income tax (provision) benefit	$(36,505)	$(18,556)
Special items, tax impact:
Debt retirement costs	—	(8,643)
Costs associated with Long Island facility closure	(780)	(6,677)
Gain (loss) associated with optimization and sale of the specialty mills	395	(3,774)
Directors' equity-based compensation benefit (expense)	1,288	(1,625)
Loss on impairment of Clearwater Fiber intangible asset	—	(1,054)
Discrete tax item related to state tax rate changes	—	1,388
Costs associated with Thomaston facility closure	—	(448)
Discrete tax items related to foreign tax credits	1,309	—
Legal expenses and settlement costs	(626)	—
Costs associated with labor agreement	(533)	—
Reorganization related expenses	(470)	—
Adjusted income tax provision	$(35,922)	$(39,389)

DISCUSSION OF BUSINESS SEGMENTS
Consumer Products

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$959,894	$1,183,385
Operating income (loss)	55,704	(6,028)
Percent of net sales	5.8%	(0.5)%

Shipments (short tons)
Non-retail	90,178	233,943
Retail	292,438	293,907
Total tissue tons	382,616	527,850
Converted products cases (in thousands)	52,149	55,501

Sales price (per short ton)
Non-retail	$1,469	$1,504
Retail	2,825	2,822
Total tissue	$2,505	$2,238
Net sales for our Consumer Products segment decreased by $223.5 million, or 18.9%, in 2015 compared to 2014, due to a decline in non-retail shipments resulting from the sale of our specialty business and mills. The segment's net sales were also lower due to a decrease of 2.3% in non-retail average net selling prices.
The segment reported $55.7 million in operating income for 2015, compared to an operating loss of $6.0 million in 2014. The increase was primarily driven by a $40.2 million loss on the sale of our specialty business and mills in 2014. In addition, the segment incurred $2.5 million of costs related to the closure of our Long Island facility during 2015, compared to $20.1 million of costs related to the closure of our Thomaston and Long Island facilities incurred during the same period of 2014. Operating costs for 2014 also included incremental costs associated with the extreme cold weather conditions in the Midwest and Northeast. The favorable comparisons in 2015 were partially offset by slightly higher purchased pulp and the absence of income generated by our specialty business and mills.
Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$792,507	$783,754
Operating income	120,861	144,171
Percent of net sales	15.3%	18.4%

Paperboard shipments (short tons)	796,733	774,665
Paperboard sales price (per short ton)	$990	$1,009
Net sales for our Pulp and Paperboard segment increased by $8.8 million for 2015 compared to 2014. This increase was primarily attributable to a 2.8% increase in shipments, partially offset by a 1.9% decrease in average net selling prices.
Operating income for the segment decreased $23.3 million, or 16.2%, during 2015 compared to 2014, primarily due to approximately $22 million in planned major maintenance costs incurred at our Idaho and Arkansas facilities during the first half of 2015. These unfavorable comparisons were partially offset by lower chemical consumption related to the resolution of operational issues at our Arkansas facility experienced during 2014 and lower energy costs due primarily to favorable natural gas pricing throughout the segment.

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
Cost of sales—Cost of sales was 86.9% of net sales for 2014 and 88.4% of net sales for 2013. The decrease as a percentage of net sales was primarily a result of higher net sales, including sales of higher margin products, during 2014. Our overall cost of sales during 2014 increased $37.5 million, or 2.2%, when compared to 2013, due primarily to $14.8 million of costs recorded in 2014 related to the closure of our Thomaston and Long Island facilities, compared to $6.0 million of costs related to the closure of our Thomaston facility in 2013, higher incremental costs in 2014 associated with the extreme cold weather conditions in the Midwest and Northeast during the first quarter, and higher costs related to operational issues during 2014 at our Arkansas pulp and paperboard facility. These unfavorable comparisons were partially offset by the absence of $22.5 million of total major maintenance costs that were incurred at our pulp and paperboard facilities in 2013.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $11.0 million during 2014 compared to 2013, primarily due to higher information technology systems and incentive-based compensation expenses in 2014.
Loss on divested assets—Due to the sale of our specialty business and mills in 2014, $40.2 million was recorded as a loss on divested assets. This included losses on $105.7 million of net assets sold, write-offs of $20.4 million and $4.9 million, respectively, of goodwill and intangible assets associated with the specialty business and mills, and other expenses related to the sale, net of proceeds received.
Impairment of assets—During 2014, as a result of the permanent closure of our Long Island facility, based on our recoverability assessment, we recorded non-cash impairment losses totaling $5.1 million for intangible and long-lived assets. In addition, we determined during the fourth quarter of 2014 that a customer relationship intangible asset associated with the Pulp and Paperboard segment's wood chipping facility was fully impaired, and as a result we recorded an additional $3.1 million non-cash impairment loss.
Interest expense—Interest expense decreased $4.9 million during 2014, compared to 2013. The decrease was primarily attributable to reduced interest rates on our debt as a result of the third quarter 2014 refinancing of the 2010 Notes and the issuance of the lower interest bearing 2014 Notes, partially offset by short-term borrowings from our credit facility.

Debt retirement costs—Debt retirement costs for 2014 consist of the one-time $24.4 million charge in connection with the redemption of the 2010 Notes on August 28, 2014. These costs were comprised of cash charges of $19.8 million, which consisted of a "make-whole" premium of $17.6 million plus unpaid interest of $2.2 million, and a non-cash charge of $4.6 million related to the write-off of deferred issuance costs. Debt retirement costs of $17.1 million for 2013 include a one-time charge in connection with the redemption of the 2009 Notes on February 22, 2013, consisting of an approximate $14 million “make whole” premium plus accrued and unpaid interest and a non-cash charge of approximately $3 million related to the write-off of deferred issuance costs and unamortized discounts.
Income tax provision—We recorded an income tax provision of $18.6 million in 2014, compared to a benefit of $68.7 million in 2013. The effective tax rate determined under GAAP for 2014 was a provision of 114.3%, compared to a benefit of 179.7% for 2013. The increase in the rate in 2014 was primarily the result of adjustments for losses on divested assets. The lower rate in 2013 was the result of the net impact of reporting discrete items, primarily relating to an additional benefit realized from a release of uncertain tax positions. During 2014 and 2013, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for 2014 would have been approximately 36%, compared to an adjusted approximately 33% in 2013. The following table details these items:

Non-GAAP Adjusted Income Tax Provision	Years Ended December 31,
(In thousands)	2014	2013
Income tax (provision) benefit	$(18,556)	$68,721
Special items, tax impact:
Debt retirement costs	(8,643)	(6,277)
Costs associated with Long Island facility closure	(6,677)	—
Loss associated with optimization and sale of the specialty mills	(3,774)	—
Directors' equity-based compensation expense	(1,625)	(1,399)
Loss on impairment of Clearwater Fiber intangible asset	(1,054)	—
Discrete tax item related to state tax rate changes	1,388	—
Costs associated with Thomaston facility closure	(448)	(2,033)
Discrete tax items related to settlement of uncertain tax positions	—	(67,457)
Discrete tax items related to tax credit conversions	—	(9,832)
Discrete tax items related to additional Cellulosic Biofuel Producer Credits	—	(3,495)
Adjusted income tax provision	$(39,389)	$(21,772)

DISCUSSION OF BUSINESS SEGMENTS
Consumer Products

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2014	2013
Net sales	$1,183,385	$1,149,692
Operating (loss) income	(6,028)	52,799
Percent of net sales	(0.5)%	4.6%

Shipments (short tons)
Non-retail	233,943	231,243
Retail	293,907	295,529
Total tissue tons	527,850	526,772
Converted products cases (in thousands)	55,501	55,135

Sales price (per short ton)
Non-retail	$1,504	$1,470
Retail	2,822	2,740
Total tissue	$2,238	$2,183
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
The segment reported a $6.0 million operating loss for 2014, compared to operating income of $52.8 million in 2013. The decline was primarily driven by a $40.2 million loss on the sale of our specialty business and mills. In addition, the segment's operating income was impacted by $20.1 million of costs related to the closure of our Thomaston and Long Island facilities, compared to $6.0 million of costs related to the closure of our Thomaston facility in 2013, as well as other incremental costs associated with extreme cold weather conditions in the Midwest and Northeast during the first quarter of 2014, which negatively impacted our energy and transportation costs. These impacts were partially offset by lower depreciation and wage and benefit expenses due to the facility closures.
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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net earnings (loss)	$55,983	$(2,315)	$106,955
Interest expense, net [1]	31,182	63,570	61,094
Income tax provision (benefit)	36,505	18,556	(68,721)
Depreciation and amortization expense	84,732	90,145	90,272
EBITDA	$208,402	$169,956	$189,600
Directors' equity-based compensation (benefit) expense	(4,073)	4,606	4,084
Legal expenses and settlement costs	1,972	—	—
Reorganization related expenses	1,470	—	—
Costs associated with Long Island facility closure	2,463	18,813	—
(Gain) loss associated with optimization and sale of the specialty mills	(1,267)	40,801	—
Costs associated with labor agreement	1,730	—	—
Loss on impairment of Clearwater Fiber intangible asset	—	3,078	—
Costs associated with Thomaston facility closure	—	1,257	5,977
Adjusted EBITDA	$210,697	$238,511	$199,661

[1]	Interest expense, net for the years ended December 31, 2014 and 2013 includes debt retirement costs of $24.4 million and $17.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the years ended December 31, 2015, 2014 and 2013.
Cash Flows Summary

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net cash flows from operating activities	$159,675	$139,100	$136,357
Net cash flows from investing activities	(78,548)	35,687	(140,593)
Net cash flows from financing activities	(102,848)	(171,131)	15,332
Operating Activities—Net cash flows from operating activities for 2015 increased by $20.6 million compared to 2014. The increase in operating cash flows was largely due to a $27.1 million increase in cash flows generated from working capital and a $13.8 million decrease in contributions to our qualified pension plans compared to 2014, partially offset by a net $13.6 million increase in taxes receivable in 2015 compared to $9.2 million of cash from taxes receivable in 2014. The cash flows generated from working capital were primarily the result of a decrease in inventories and higher accounts payable and accrued liabilities, partially offset by higher accounts receivable, and prepaid expense balances in 2015 compared to 2014.
Net cash flows from operating activities for 2014 increased by $2.7 million compared to 2013. The slight improvement was largely due to higher earnings, after adjusting for noncash related items, which increased $5.9 million compared to 2013, as well as a $2.8 million decrease in cash flows used for working capital. The decrease in cash flows used for working capital were driven primarily by a year-end increase in inventories beyond our normal cyclical amounts, which resulted from labor slowdowns at West Coast shipping ports, partially offset by a decrease in accounts receivable due primarily to the timing of sales collections, and slightly higher accounts payable and accrued liabilities driven by process improvements to our capital management. These improvements were partially offset by a $1.9 million increase in contributions to our qualified pension plans in 2014 compared to 2013.
Investing Activities—Net cash flows from investing activities decreased $114.2 million in 2015, compared to 2014. The decrease in cash flows from investing activities was largely due to $107.7 million of net cash proceeds received in 2014 from divested assets, which related to the sale of our specialty business and mills. In addition, cash spent for plant and equipment increased $35.9 million compared to 2014. These decreases were partially offset by a $29.8 million increase in cash provided by the conversion of short-term investments into cash during 2015 compared to 2014.
Net cash flows from investing activities increased $176.3 million in 2014, compared to 2013. The primary increase in cash flows from investing activities was largely due to the $107.7 million of net cash proceeds from divested assets. Investing cash flows also increased due to $20.0 million of cash provided by the conversion of short-term investments into cash during 2014, as compared to $50.0 million of cash converted into short-term investments in 2013. Cash spent for plant and equipment was $93.0 million in 2014, compared to $90.6 million in 2013.
Financing Activities—Net cash flows used for financing activities were $102.8 million for 2015, and were largely driven by the completion of our 2015 $100 million stock repurchase program.
Net cash flows used for financing activities were $171.1 million for 2014, and were largely driven by the completion of our 2014 $100 million stock repurchase program, as well as a $75.0 million decrease in long-term debt associated with the issuance of the 2014 Notes and retirement of the 2010 Notes.
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
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of December 31, 2015, our short-term investments were not restricted and were largely invested in demand deposits.
At December 31, 2015 and 2014, our financial position included gross debt of $575.0 million. Stockholders’ equity at December 31, 2015 was $474.9 million, compared to the December 31, 2014 balance of $497.5 million. Our total debt to total capitalization, excluding accumulated other comprehensive loss, was 52.0% at December 31, 2015, compared to 50.3% at December 31, 2014.
Debt Arrangements
$300 Million Senior Notes Due 2025
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
Our 2016 expected debt service obligation related to the 2014 Notes, consisting of cash payments for interest, is $16.1 million.
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
At any time prior to February 1, 2018, we may on any one or more occasions redeem all or a part of the 2013 Notes, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to 100% of the principal amount, plus the applicable premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption. In addition, we may be required to make an offer to purchase the 2013 Notes upon the sale of certain assets and upon a change of control.

On or after February 1, 2018, we may redeem all or a portion of the 2013 Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2013 Notes upon the sale of certain assets and upon a change of control.
Our 2016 expected debt service obligation related to the 2013 Notes, consisting of cash payments for interest, is $12.4 million.
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
As of December 31, 2015, there were no borrowings outstanding under the credit facility, but $6.1 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.25% and 1.75% and (ii) for base rate loans, a per annum rate equal to the greater of the following rates plus between 0.25% and 0.75%: (a) the rate of interest announced by Bank of America from time to time as its prime rate for such day; (b) the weighted average of interest rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.00%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of December 31, 2015, we would have been permitted to draw an additional $118.9 million under the credit facility at LIBOR plus 1.25%, or base rate plus 0.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of December 31, 2015, the fixed charge coverage ratio for the most recent four quarters was 1.3-to-1.0.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2015. Portions of the amounts shown are reflected in our financial statements and accompanying notes, as required by GAAP. See the footnotes following the table for information regarding the amounts presented and for references to relevant financial statement notes that include a detailed discussion of the item.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt[1]	$575,000	$—	$—	$—	$575,000
Interest on long-term debt[1]	246,001	28,500	57,000	57,000	103,501
Capital leases[2]	42,759	2,576	5,293	5,358	29,532
Operating leases[2]	39,946	12,990	15,187	5,669	6,100
Purchase obligations[3]	285,304	262,174	20,757	2,373	—
Other obligations[4,5]	183,875	106,610	15,114	13,888	48,263
Total	$1,372,885	$412,850	$113,351	$84,288	$762,396

[1]
Included above are the principal and interest payments that were due on our 2013 and 2014 Notes, which were outstanding as of December 31, 2015. For more information regarding specific terms of our long-term debt, see the discussion under the heading “Debt Arrangements,” and Note 10, “Debt,” in the notes to the consolidated financial statements.

[2]
These amounts represent our minimum capital lease payments, including amounts representing interest, and our minimum operating lease payments. See Note 17, “Commitments and Contingencies,” in the notes to the consolidated financial statements.

[3]
Purchase obligations consist primarily of contracts for the purchase of raw materials (primarily pulp) from third parties, trade accounts payable as of December 31, 2015, and contracts with natural gas and electricity providers.

[4]
Included in other obligations are accrued liabilities and accounts payable (other than trade accounts payable) as of December 31, 2015, liabilities associated with supplemental pension and deferred compensation arrangements, and estimated payments on postretirement employee benefit plans.

[5]	Total excludes $1.7 million of unrecognized tax benefits due to the uncertainty of timing of payment. See Note 8, “Income Taxes,” in the notes to the consolidated financial statements.
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
The new federal standard for hazardous air pollutants from boiler and process heaters was finalized by the U.S. Environmental Protection Agency, or EPA, and became effective in 2013 with a compliance date of January 2016. Our Lewiston, Idaho facility was granted a compliance extension and will be in compliance by January 2017. This project will require a significant capital expenditure to comply with this rule. Total cost estimates for the required compliance expenditure is expected to be approximately $6 million, with approximately $1 million spent in 2015 and the remainder expected to be spent in 2016. We expect no technical issues with meeting the new rule.
Concern over climate change, including the impact of global warming, may lead to future regulations. We believe there are no U.S. rules currently proposed that would have a material impact on our operations.
In 2012, we received notification of alleged Clean Air Act violations at our Lewiston facility. We reached an agreement with the U.S. Department of Justice and EPA in connection with this matter and paid a fine in the amount of $0.3 million in the third quarter of 2015.
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
Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. As a result of our acquisition of Cellu Tissue Holdings, Inc., or Cellu Tissue, on December 27, 2010, we recorded $229.5 million of goodwill on our Consolidated Balance Sheet as of December 31, 2010, which was all assigned to our Consumer Products reporting unit. As a result of our December 30, 2014 sale of our specialty business and mills, a portion of goodwill was allocated to the divested mills and included in our loss on divested assets on our Consolidated Statement of Operations. As of December 31, 2015, we had $209.1 million of goodwill included on our Consolidated Balance Sheet. Goodwill is not amortized but tested for impairment annually each November 1st and at any time when events suggest impairment may have occurred. When required, our goodwill impairment test is performed by comparing the fair value of the Consumer Products reporting unit to its carrying value. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value exceeds the fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.
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
Note 13, "Savings, Pension and Other Postretirement Employee Benefit Plans," to our consolidated financial statements includes information for the three years ended December 31, 2015, 2014 and 2013, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2015 and 2014.
The discount rate used in the determination of pension benefit obligations and pension expense is determined based on a review of long-term high-grade bonds and management’s expectations. At December 31, 2015, we calculated obligations using a 4.70% discount rate. The discount rates used at December 31, 2014 and 2013 were 4.25% and 5.20%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The long-term rates of return used for the years ended December 31, 2015, 2014 and 2013 were 7.00%, 7.50% and 7.50%, respectively.
Total periodic pension plan expense in 2015 was $7.8 million. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.7 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan expense by approximately $0.7 million. The actual rates of return on plan assets may vary significantly from the assumptions used because of unanticipated changes in financial markets.
Our company-sponsored pension plans were underfunded by a net $24.4 million at December 31, 2015 and $16.9 million at December 31, 2014. As a result of being underfunded, we may be required to make contributions to our qualified pension plans. In 2015, we contributed $3.2 million to these pension plans. We also contributed $0.4 million to our non-qualified pension plan in 2015. We do not expect to make any cash contribution to our qualified pension plans in 2016.
For our OPEB plans, expense for 2015 was $2.1 million. We do not anticipate funding our OPEB plans in 2016 except to pay benefit costs as incurred during the year by plan participants. The discount rates used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, were 4.50%, 4.15% and 5.05% at December 31, 2015, 2014 and 2013, respectively. The assumed health care cost trend rate used to calculate 2015 OPEB expense was 7.60%, grading to a range of 4.30% to 4.50% over approximately 70 years. The health care cost trend rate used to calculate December 31, 2015 OPEB obligations was 7.00% in 2016, grading to 4.50% over approximately 70 years, for participants whose benefits are not provided through Health Reimbursement Accounts (HRAs), and 2.50% annually for participants whose benefits are provided through HRAs.
As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.4 million. A 1% change in the assumption for health care cost trend rates would have affected 2015 plan expense by approximately $0.3 million to $0.4 million and the total postretirement employee obligation by approximately $4.3 million to $4.9 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.
Periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2015 and 2014, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.
Effective December 15, 2010, the salaried pension plan was closed to new entrants and after December 31, 2011, it was frozen and ceased accruing further benefits.
Income taxes. The conclusion that deferred tax assets are realizable is subject to certain assessments, projections and judgments made by management. In assessing whether deferred tax assets are realizable, the standard we use is whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryforward periods), projected taxable income, and amounts of taxable income we would have generated historically. In order to fully realize the deferred tax asset, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code.
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
We operate in tax jurisdictions located in many areas of the United States and are subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of our consolidated financial statements, management exercises judgment in estimating the potential exposure to unresolved tax matters and applies the guidance pursuant to uncertain tax positions which employs a more likely than not criteria approach for recording tax benefits related to uncertain tax positions. While actual results could vary, in management's judgment, we have adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of December 31, 2015, there were no borrowings outstanding under our revolving credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have a $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of the natural gas requirements of our manufacturing facilities. As of December 31, 2015, these contracts covered approximately 44% of the expected average monthly requirements for 2016, including approximately 59% of the expected average monthly requirements for the first quarter.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks

	Expected Maturity Date
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$575,000	$575,000
Average interest rate	—%	—%	—%	—%	—%	4.957%	4.957%
Fair value at December 31, 2015							$558,250

ITEM 8.
Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

PAGE NUMBER
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	40
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013	41
Consolidated Balance Sheets at December 31, 2015 and 2014	42
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	43
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013	44
Notes to Consolidated Financial Statements	45-80
Reports of Independent Registered Public Accounting Firm	81-83

Financial Statement Schedules:
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Dollars in thousands – except per-share amounts)

	For The Years Ended December 31,
	2015	2014	2013
Net sales	$1,752,401	$1,967,139	$1,889,830
Costs and expenses:
Cost of sales	(1,512,849)	(1,708,840)	(1,671,371)
Selling, general and administrative expenses	(117,149)	(130,102)	(119,131)
Gain (loss) on divested assets	1,267	(40,159)	—
Impairment of assets	—	(8,227)	—
Total operating costs and expenses	(1,628,731)	(1,887,328)	(1,790,502)
Income from operations	123,670	79,811	99,328
Interest expense, net	(31,182)	(39,150)	(44,036)
Debt retirement costs	—	(24,420)	(17,058)
Earnings before income taxes	92,488	16,241	38,234
Income tax (provision) benefit	(36,505)	(18,556)	68,721
Net earnings (loss)	$55,983	$(2,315)	$106,955
Net earnings (loss) per common share:
Basic	$2.98	$(0.11)	$4.84
Diluted	2.97	(0.11)	4.80
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For The Years Ended December 31,
	2015	2014	2013
Net earnings (loss)	$55,983	$(2,315)	$106,955
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax of $5,814, $(15,103), and $32,346	8,944	(23,523)	51,262
Curtailments, net of tax of $ -, $ - , and $298	—	—	471
Prior service credit (cost) arising during the period, net of tax of $ -, $3,278, and $(1,976)	—	5,106	(3,130)
Amortization of actuarial loss included in net periodic cost, net of tax of $4,972, $3,836, and $5,742	7,647	5,975	9,098
Amortization of prior service credit included in net periodic cost, net of tax of $(829), $(772), and $(64)	(1,276)	(1,202)	(101)
Foreign currency translation amounts reclassified from accumulated other comprehensive loss	—	874	—
Other comprehensive income (loss), net of tax	15,315	(12,770)	57,600
Comprehensive income (loss)	$71,298	$(15,085)	$164,555
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Dollars in thousands – except share data)

	At December 31,
	2015	2014
ASSETS
Current assets:
Cash	$5,610	$27,331
Restricted cash	2,270	1,500
Short-term investments	250	50,000
Receivables, net	139,052	133,914
Taxes receivable	14,851	1,255
Inventories	255,573	286,626
Deferred tax assets[1]	—	21,760
Other current assets[2]	9,331	3,424
Total current assets	426,937	525,810
Property, plant and equipment, net	866,538	810,987
Goodwill	209,087	209,087
Intangible assets, net	19,990	24,956
Pension assets	596	4,738
Other assets, net[2]	4,221	3,571
TOTAL ASSETS	$1,527,369	$1,579,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$220,368	$215,826
Current liability for pensions and other postretirement employee benefits	7,559	7,915
Total current liabilities	227,927	223,741
Long-term debt[2]	568,987	568,221
Liability for pensions and other postretirement employee benefits	89,057	118,464
Other long-term obligations	46,738	56,856
Accrued taxes	1,676	2,696
Deferred tax liabilities	118,118	111,634
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,193,098 and 24,056,057 shares issued	2	2
Additional paid-in capital	340,095	334,074
Retained earnings	520,307	464,324
Treasury stock, at cost, common shares–6,380,309 and 4,498,388 shares repurchased	(329,990)	(230,000)
Accumulated other comprehensive loss, net of tax	(55,548)	(70,863)
Total stockholders’ equity	474,866	497,537
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,527,369	$1,579,149
The accompanying notes are an integral part of these consolidated financial statements.

1	Current deferred tax assets were classified as non-current in 2015 due to the prospective adoption of ASU 2015-17. See Note 3, "Recently Adopted and Prospective Accounting Standards."

2
Due to the retrospective adoption of ASU 2015-03, debt issuance costs in 2014 were reclassified to conform with the 2015 presentation. See Note 3, "Recently Adopted and Prospective Accounting Standards."

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	For The Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$55,983	$(2,315)	$106,955
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	84,732	90,145	90,272
Equity-based compensation expense	4,557	12,790	10,960
Impairment of assets	—	8,227	—
Deferred tax provision	16,081	13,813	5,629
Employee benefit plans	3,011	2,115	10,131
Deferred issuance costs and discounts on long-term debt	928	6,141	4,964
Loss on divestiture of assets	—	29,059	—
Disposal of plant and equipment, net	1,492	959	1,493
Non-cash adjustments to unrecognized taxes	(1,020)	328	(74,739)
Changes in working capital, net	14,841	(12,248)	(15,022)
Change in taxes receivable, net	(13,596)	9,248	10,325
Excess tax benefits from equity-based payment arrangements	(1,433)	(864)	—
Funding of qualified pension plans	(3,179)	(16,955)	(15,050)
Other, net	(2,722)	(1,343)	439
Net cash flows from operating activities	159,675	139,100	136,357
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	49,750	20,000	(50,000)
Additions to plant and equipment	(128,902)	(93,028)	(90,593)
Net proceeds from divested assets	—	107,740	—
Proceeds from sale of assets	604	975	—
Net cash flows from investing activities	(78,548)	35,687	(140,593)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	300,000	275,000
Repayment of long-term debt	—	(375,000)	(150,000)
Purchase of treasury stock	(99,990)	(100,000)	(100,000)
Payments for long-term debt issuance costs	—	(3,002)	(4,837)
Payment of tax withholdings on equity-based payment arrangements	(4,152)	(1,523)	(4,831)
Excess tax benefits from equity-based payment arrangements	1,433	864	—
Other, net	(139)	7,530	—
Net cash flows from financing activities	(102,848)	(171,131)	15,332
(Decrease) increase in cash	(21,721)	3,656	11,096
Cash at beginning of period	27,331	23,675	12,579
Cash at end of period	$5,610	$27,331	$23,675
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$28,195	$34,418	$36,147
Cash paid for income taxes	35,849	6,851	3,256
Cash received from income tax refunds	2,533	11,867	1,577
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Changes in accrued plant and equipment	$5,202	$6,187	$(4,085)
Property acquired under capital lease	—	385	—
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2012	23,841	$2	$326,901	$359,684	(853)	$(30,000)	$(115,693)	$540,894
Net earnings	—	—	—	106,955	—	—	—	106,955
Performance share and restricted stock unit awards	167	—	(355)	—	—	—	—	(355)
Pension and OPEB, net of tax of $36,346	—	—	—	—	—	—	57,600	57,600
Purchase of treasury stock	—	—	—	—	(2,071)	(100,000)	—	(100,000)
Balance at December 31, 2013	24,008	$2	$326,546	$466,639	(2,924)	$(130,000)	$(58,093)	$605,094
Net loss	—	—	—	(2,315)	—	—	—	(2,315)
Performance share and restricted stock unit awards	48	—	7,528	—	—	—	—	7,528
Pension and OPEB, net of tax of $(8,761)	—	—	—	—	—	—	(13,644)	(13,644)
Purchase of treasury stock	—	—	—	—	(1,574)	(100,000)	—	(100,000)
Foreign currency translation amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—	—	874	874
Balance at December 31, 2014	24,056	$2	$334,074	$464,324	(4,498)	$(230,000)	$(70,863)	$497,537
Net earnings	—	—	—	55,983	—	—	—	55,983
Performance share and restricted stock unit awards	137	—	6,021	—	—	—	—	6,021
Pension and OPEB, net of tax of $9,957	—	—	—	—	—	—	15,315	15,315
Purchase of treasury stock	—	—	—	—	(1,882)	(99,990)	—	(99,990)
Balance at December 31, 2015	24,193	$2	$340,095	$520,307	(6,380)	$(329,990)	$(55,548)	$474,866
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
On March 6, 2013, we announced the planned permanent closure of our Thomaston, Georgia converting and distribution facility. The shutdown occurred gradually as converting lines were relocated and installed at our other facilities, with all operations at Thomaston having ceased as of the end of 2013. We incurred $7.2 million of costs associated with the closure, of which $1.3 million was incurred in 2014 and $5.9 million was incurred in 2013.
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. We have incurred $21.3 million of costs associated with the closure, of which $2.5 million was incurred in 2015 primarily related to a facility lease that expires in 2017.
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
NOTE 2 Summary of Significant Accounting Policies
SIGNIFICANT ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., which we refer to in this report as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Significant areas requiring the use of estimates and measurement of uncertainty include determination of valuation for deferred tax assets, uncertain income tax positions, assessment of impairment of long-lived assets and goodwill, assessment of environmental matters, allocation of purchase price and fair value estimates for business combinations, equity-based compensation and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of December 31, 2015, we had $2.3 million of restricted cash classified as current on our Consolidated Balance Sheet. As of December 31, 2014, we had $1.5 million of restricted cash classified as current and $2.3 million of restricted cash classified as non-current on our Consolidated Balance Sheet.

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of both December 31, 2015 and 2014, we had allowances for doubtful accounts of $1.4 million. Bad debt expense, net, charged to selling, general and administrative expenses during 2015, 2014 and 2013 was $0.2 million, $0.1 million and $1.5 million, respectively. All other activity impacting the allowance for doubtful accounts was immaterial for all periods.
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
We review the carrying value of our property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. An impairment of property, plant and equipment exists when the carrying value is not considered to be recoverable through future undiscounted cash flows from operations and the carrying value of the assets exceeds the estimated fair value. During the first quarter of 2014, we permanently closed our Consumer Products segment's Long Island converting and distribution facility, the Long Island Closure. As a result of this closure, we impaired certain plant and equipment. In addition, as a result of the December 30, 2014, sale of our specialty business and mills, the Specialty Business Sale, certain property, plant and equipment associated with the divested mills were written off and included in our loss on divested assets. See Note 4, "Asset Divestiture" and Note 6, "Property, Plant and Equipment" for further discussion.
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
We recorded intangible assets as a result of our acquisition of Cellu Tissue Holdings, Inc., or Cellu Tissue, on December 27, 2010. We also recorded intangible assets as a result of our December 2012 acquisition of a wood chipping facility. As a result of the Long Island Closure, we impaired certain intangible assets. In addition, during the fourth quarter of 2014 we determined that a customer relationship intangible asset related to our Pulp and Paperboard segment's wood chipping facility was fully impaired. Finally, as a result of the Specialty Business Sale, certain intangible assets associated with the divested mills were written off and included in our loss on divested assets. See Note 4, "Asset Divestiture" and Note 7, "Goodwill and Intangible Assets" for further discussion.
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
We recorded $229.5 million of goodwill in connection with our acquisition of Cellu Tissue in December 2010. All of the recorded goodwill was assigned to our Consumer Products segment and reporting unit. As a result of the Specialty Business Sale, a portion of goodwill was allocated to the divested mills and included in our loss on divested assets, see Note 4, "Asset Divestiture" and Note 7, "Goodwill and Intangible Assets" for further discussion. As of December 31, 2015 and 2014, we had $209.1 million of goodwill included on our Consolidated Balance Sheet.

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
Periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2015 and 2014, long-term assets are recorded for overfunded single-employer plans and liabilities are recorded for underfunded single-employer plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded single-employer plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.
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
We had one customer in the Consumer Products segment, the Kroger Company, that accounted for approximately $215 million, or 12.3%, of our total company net sales in 2015 and approximately $204 million, or 10.8%, of our total company net sales in 2013. In 2014, we did not have any single customer that accounted for 10% or more of our total net sales.
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
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed this program during the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock at an average price of $53.13 per share under this program.
On February 5, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed this program during the third quarter of 2014. In total, we repurchased 1,574,748 shares of our outstanding common stock at an average price of $63.50 per share under this program.
On January 17, 2013, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock, which was completed in 2013. Under this program, we repurchased 1,039,513 shares of our outstanding common stock under an accelerated stock buyback agreement with a major financial institution at an average price of $48.10 per share. We also made repurchases of 1,030,657 shares of our outstanding common stock on the open market at a total cost of $50 million, representing an average price of $48.51 per share, under this program.
DERIVATIVES
We had no activity during the years ended December 31, 2015, 2014 and 2013 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of December 31, 2015, these contracts covered approximately 44% of the expected average monthly requirements for 2016, including approximately 59% of the expected average monthly requirements for the first quarter. For the years ended December 31, 2015, 2014 and 2013, approximately 57%, 58% and 16%, respectively, of our natural gas volumes were supplied through firm price contracts. These contracts qualify for treatment as “normal purchases or normal sales” under authoritative guidance and thus require no mark-to-market adjustment.
NOTE 3 Recently Adopted and Prospective Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard was originally issued as effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. However, in July 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. In its approval, the FASB also permitted the early adoption of the standard, but not before the original effective date of fiscal years beginning after December 15, 2016. The standard may be applied under either a retrospective or cumulative effect adoption method. We plan on adopting the standard under the deferred effective date and are still evaluating the impact this guidance will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred asset. In August 2015, the FASB issued ASU 2015-15, Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. These standards are effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We adopted these standards retrospectively at December 31, 2015. As a result, debt issuance costs totaling $6.8 million at December 31, 2014 have been reclassified from "Other current assets" and "Other assets, net" to "Long-term debt" on our Consolidated Balance Sheet.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), in which investments measured at fair value using the net asset value per share method (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy and are separately presented to permit reconciliation of total pension plan assets. See Note 13, "Savings, Pension and Other Postretirement Employee Benefit Plans." Certain prior year amounts were reclassified to conform to our current year presentation. This guidance did not affect our consolidated financial statements.
In July 2015, the FASB, issued ASU, 2015-11, Simplifying the Measurement of Inventory. This standard is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or a retail inventory method (e.g., first-in, first-out (FIFO) or average cost). Under this ASU, entities that utilize FIFO and average cost must switch from the lower of cost or market to the lower of cost and net realizable value. This ASU requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.
In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2015-17, Balance sheet Classification of Deferred Taxes, which simplifies the presentation of deferred tax assets and liabilities by jurisdiction, along with any related valuation allowance. The new guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Companies may early adopt the new standard at the beginning of an interim or annual period, either prospectively or retrospectively. We adopted this guidance prospectively at December 31, 2015. Our December 31, 2014 Consolidated Balance Sheet was not adjusted as a result of this guidance.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 4 Asset Divestiture
Specialty Business and Mills Divestiture
On December 30, 2014, we sold our specialty business and mills, which includes our former Menominee, Michigan; St. Catharines, Ontario; East Hartford, Connecticut; Gouverneur, New York; and Wiggins, Mississippi manufacturing, converting and distribution sites from our Consumer Products reporting segment for net proceeds of approximately $108 million. We assessed the sale of our specialty business and mills under the relevant authoritative accounting guidance related to discontinued operations reporting and concluded that this divestiture of assets did not qualify for discontinued operations reporting as the divestiture did not constitute a disposal of a component of our Consumer Products reporting segment. Furthermore, we concluded during our assessment that the sale of our specialty business and mills did not represent either a strategic shift in the Consumer Products segment, nor did it represent a major impact on our operations and financial results. Rather, consistent with our long-term corporate strategy, the sale of the specialty business and mills was intended to sharpen our Consumer Products segment's focus on its core retail businesses by investing net proceeds from the sale into capital projects within our Consumer Products segment.
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
In total, $105.7 million of assets were sold, consisting primarily of $86.7 million of property, plant and equipment and $18.0 million of inventory. As part of the sales transaction, we also agreed to certain brokerage and service arrangements totaling approximately $6.0 million to be recognized over a five-year period. Furthermore, as a result of this sale we recorded restricted cash balances totaling $3.8 million on our December 31, 2014 Consolidated Balance Sheet, which included contingencies related to certain indemnity and working capital guarantees. During the second quarter of 2015, the working capital escrow account established in connection with the sale of the specialty business and mills was settled, resulting in the release of $1.5 million from the restricted cash escrow account and the recognition of a corresponding gain recorded in "Gain (loss) on divested assets" within our Consolidated Statement of Operations.
NOTE 5 Inventories

(In thousands)	December 31, 2015	December 31, 2014
Pulp, paperboard and tissue products	$156,055	$188,760
Materials and supplies	80,020	74,916
Logs, pulpwood, chips and sawdust	19,498	22,950
	$255,573	$286,626
At December 31, 2015, our inventories are stated at the lower of market or current average cost using the average cost method.
NOTE 6 Property, Plant and Equipment

(In thousands)	December 31, 2015	December 31, 2014
Machinery and equipment	$1,879,890	$1,830,245
Buildings and improvements	320,808	311,468
Land improvements	46,843	46,652
Office and other equipment	34,903	21,832
Land	7,266	7,221
Construction in progress	88,964	43,668
	$2,378,674	$2,261,086
Less accumulated depreciation and amortization	(1,512,136)	(1,450,099)
	$866,538	$810,987
The December 31, 2015 and 2014 buildings and improvements and machinery and equipment combined balances include $24.4 million and $24.6 million, respectively, associated with capital leases.
Depreciation expense, including amounts associated with capital leases, totaled $79.8 million, $83.6 million and $83.3 million in 2015, 2014 and 2013, respectively. For 2015, we capitalized $0.4 million of interest expense associated with the construction of a continuous pulp digester project at our Lewiston, Idaho pulp and paperboard mill. We did not capitalize any interest during 2014 and 2013.

Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets. As a result of the Long Island Closure, we considered an outside third party's appraisal in assessing the recoverability of the facility's long-lived plant and equipment based on available market data for comparable assets sold through private party transactions. Based on this assessment, we determined the carrying amounts of certain long-lived plant and equipment related to the Long Island facility exceeded their fair value. As a result, we recorded $3.8 million of non-cash impairment charges to our accompanying Consolidated Statement of Operations in the year ended December 31, 2014. In addition, on December 30, 2014 we completed the sale of our specialty business and mills, which included $86.7 million of net property, plant and equipment. This event did not impact the recoverability of our remaining long-lived assets. For additional discussion regarding the sale of our specialty business and mills, see Note 4, "Asset Divestiture." There were no other such events or changes in circumstances that impacted our remaining long-lived assets.
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
As of November 1, 2015 and 2014, we performed calculations of both a discounted cash flow and market-based valuation model for our Consumer Products reporting unit. The assumptions used in these models allowed us to evaluate the estimated fair value of our reporting unit. The determination of these assumptions required significant estimates on our part. Due to the inherent uncertainty involved in making such estimates, actual results could differ from those assumptions. However, we evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the estimated fair value of our reporting unit for reasonableness. Upon completion of this exercise, we concluded that the estimated fair value of the Consumer Products reporting unit exceeded its carrying amount. We determined that no further testing was necessary and did not record any impairment loss on our goodwill for the years ended December 31, 2015 and 2014.
On December 30, 2014, we sold our Consumer Products reporting unit's specialty business and mills. We considered the sale to be highly probable during our 2014 annual goodwill review and as such included its impact in estimating the fair value of the Consumer Products reporting unit, concluding that this event did not require additional impairment testing. However, consistent with authoritative guidance we allocated a portion of our goodwill to the specialty business and mills sold. As a result, we recorded a $20.4 million write-off of goodwill, which was originally recorded in connection with the Cellu Tissue acquisition and was allocated to the sale of the specialty mills business. In addition, certain of our customer relationships and trade name and trademarks intangible assets were associated with our divested specialty business and mills, and as a result we recorded a $4.9 million write-off of these assets. These charges are included in "Gain (loss) on divested assets" within our accompanying Consolidated Statement of Operations. For additional discussion regarding the sale of our specialty business and mills, see Note 4, "Asset Divestiture."
Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 5 to 10 years. Authoritative guidance requires that the carrying amount of a long-lived asset with a definite life that is held-for-use be evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount.
As a result of the Long Island Closure, we performed an assessment of the recoverability of our intangible assets associated with this facility. It was determined that the carrying amounts of certain trade names and trademarks related to the Long Island facility were exceeding their fair value. As a result, we recorded a $1.3 million non-cash impairment charge in our accompanying Consolidated Statement of Operations. Fully amortized non-compete agreements related to the Long Island facility were also disposed of during the facility closure.

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
There were no other such events or changes in circumstances that required us to assess whether our definite-lived intangible assets were impaired for the years ended December 31, 2015 and 2014. We do not have any indefinite-lived intangible assets recorded from acquisitions.
Intangible assets at the balance sheet dates are comprised of the following:

	December 31, 2015
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(22,778)	$18,223
Trade names and trademarks	10.0	3,286	(1,643)	1,643
Non-compete agreements	5.0	574	(450)	124
Total intangible assets		$44,861	$(24,871)	$19,990

	December 31, 2014
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(18,223)	$22,778
Trade names and trademarks	10.0	3,286	(1,314)	1,972
Non-compete agreements	5.0	1,189	(983)	206
Total intangible assets		$45,476	$(20,520)	$24,956
As of December 31, 2015, estimated future amortization expense related to intangible assets is as follows (in thousands):

Years ending December 31,	Amount
2016	$4,946
2017	4,946
2018	4,884
2019	4,884
2020	330
Total	$19,990

NOTE 8 Income Taxes
Earnings (loss) before income taxes is comprised of the following amounts in each tax jurisdiction:

(In thousands)	2015	2014	2013
United States	$92,488	$16,253	$38,900
Canada	—	(12)	(666)
Earnings before income taxes	$92,488	$16,241	$38,234
The income tax provision (benefit) is comprised of the following:

(In thousands)	2015	2014	2013
Current
Federal	$15,579	$2,355	$(75,119)
State	4,855	1,872	506
Foreign	(10)	516	263
	20,424	4,743	(74,350)
Deferred
Federal	13,006	11,432	10,177
State	3,075	2,381	(4,423)
Foreign	—	—	(125)
	16,081	13,813	5,629
Income tax provision (benefit)	$36,505	$18,556	$(68,721)
The income tax provision or benefit differs from the amount computed by applying the statutory federal income tax rate of 35.0% to earnings before income taxes due to the following:

(In thousands)	2015	2014	2013
Computed expected tax provision	$32,371	$5,685	$13,381
State and local taxes, net of federal income tax impact	4,175	1,543	1,279
Adjustment for state deferred tax rate	104	1,546	(762)
State investment tax credits	1,146	(1,039)	(2,263)
Federal credits and net operating losses	4,010	(485)	(10,234)
Federal manufacturing deduction	(1,873)	(674)	—
Uncertain tax positions	(1,020)	355	(69,144)
Loss on divested assets	—	10,554	—
State attribute true up	1,167	(2,874)	—
New York state attribute true up	—	1,654	—
Change in valuation allowances	(3,986)	2,346	(1,334)
U.S. tax provision on foreign operations	—	—	67
Other, net	411	(55)	289
Income tax provision (benefit)	$36,505	$18,556	$(68,721)
Effective tax rate	39.5%	114.3%	(179.7)%
During 2015, the valuation allowance for deferred tax assets decreased by $4.0 million. During 2014, the valuation allowance for deferred tax assets increased by $2.4 million. Our provision for income taxes for 2014 was unfavorably impacted primarily by a non-recurring tax provision of 65.0% related to losses on divested assets recorded in our Consolidated Statement of Operations that did not have a corresponding tax benefit. Additionally, the rate was unfavorably impacted by changes in valuation allowances of 14.4%. In 2013, our provision for income taxes was favorably impacted primarily by non-recurring tax benefits of 180.9% related to the release of an uncertain tax position and 32.7% related to federal credits and net operating losses.

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
The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(In thousands)	2015	2014
Deferred tax assets:
Employee benefits	$8,611	$8,270
Postretirement employee benefits	28,125	40,940
Incentive compensation	8,334	9,354
Inventories	7,557	6,716
Pensions	10,460	7,238
Federal and state credit carryforwards	16,154	23,759
Net operating losses	1,578	3,192
Other	6,220	9,384
Total deferred tax assets	$87,039	$108,853
Valuation allowance	(11,983)	(15,969)
Deferred tax assets, net of valuation allowance	$75,056	$92,884
Deferred tax liabilities:
Plant and equipment	$(186,203)	$(178,531)
Intangible assets	(4,656)	(4,227)
Total deferred tax liabilities	(190,859)	(182,758)
Net deferred tax liabilities	$(115,803)	$(89,874)

Net deferred tax assets (liabilities) consist of:

(In thousands)	2015 [1]	2014
Current deferred tax assets	$—	$21,760
Current deferred tax liabilities	—	—
Net current deferred tax assets	—	21,760
Non-current deferred tax assets[2]	2,315	71,124
Non-current deferred tax liabilities	(118,118)	(182,758)
Net non-current deferred tax liabilities	(115,803)	(111,634)
Net deferred tax liabilities	$(115,803)	$(89,874)

[1]
We adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax assets and liabilities. No prior periods were retrospectively adjusted.

[2]	Included in "Other assets, net" on our accompanying December 31, 2015 Consolidated Balance Sheet.
We have tax benefits relating to equity-based compensation that are being utilized to reduce our U.S. taxable income. Our Consolidated Balance Sheets reflect net operating losses and tax credit carryforwards excluding amounts resulting from equity-based compensation. We have made an accounting policy election to follow the “with-and-without” or “incremental” method for ordering tax benefits derived from employee equity-based compensation awards. Excess tax benefits from equity based compensation awards that are determined to reduce U.S. taxable income following this method are recognized when realized as increases to additional paid-in capital as a component of stockholders' equity. As of December 31, 2015, we had no excess tax benefits that were not recognized on our Consolidated Balance Sheet as we recorded a $2.8 million increase to additional paid-in capital relating to the cash tax benefit of prior year items. During the year ended December 31, 2015, we recognized a $1.4 million increase to additional paid-in capital from excess tax benefits relating to the payout of performance shares. Additionally, we had a tax effected $2.7 million reduction to additional paid-in capital relating to performance shares that will not be paid or issued because the requisite market condition performance measure was not met.
We have net attributes associated with state jurisdictions totaling $5.7 million which expire between 2016 and 2033.
The following presents a roll forward of our unrecognized tax benefits and associated interest and penalties, $1.7 million of which is included in "Accrued taxes" in our December 31, 2015 Consolidated Balance Sheet. The remaining $2.7 million consists of unrecorded receivables and certain tax attributes that are uncertain.

(In thousands)	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at January 1, 2014	$2,132	$526	$2,658
Decrease in prior year tax positions	(157)	(301)	(458)
Increase in current year tax positions	431	65	496
Balance at December 31, 2014	$2,406	$290	$2,696
Increase in prior year tax positions	2,479	45	2,524
Increase in current year tax positions	226	—	226
Reductions as a result of a lapse of the applicable statute of limitations	(884)	(114)	(998)
Balance at December 31, 2015	$4,227	$221	$4,448
Unrecognized tax benefits net of related deferred tax assets at December 31, 2015, if recognized, would favorably impact our effective tax rate by decreasing our tax provision by $4.4 million. For each of the years ended December 31, 2014 and 2013, if recognized, the balance of unrecognized tax benefits would favorably impact our effective tax rate by $2.7 million. We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2015, 2014, and 2013 we accrued interest of less than $0.1 million, $0.1 million and $2.0 million and no penalties, respectively, in our income tax provision.
The company has certain state benefits related to filing positions taken which have not been recognized on the balance sheet. Although the uncertain tax position was not reflected in the balance sheet as a recorded liability, it is disclosed in the tabular roll forward for unrecognized tax benefits.
We have operations in many states within the U.S. and are subject, at times, to tax audits in these jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2012. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements. Although the timing of resolution of audits is not certain, we evaluate all audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimate that it is reasonably possible the total gross unrecognized tax benefits could decrease by approximately $0.3 million within the next 12 months.
NOTE 9 Accounts Payable and Accrued Liabilities

(In thousands)	December 31, 2015	December 31, 2014
Trade accounts payable	$128,045	$122,856
Accrued wages, salaries and employee benefits	43,997	41,880
Accrued interest	11,981	12,173
Accrued discounts and allowances	8,954	10,026
Accrued utilities	7,536	6,959
Accrued taxes other than income taxes payable	5,112	5,622
Other	14,743	16,310
	$220,368	$215,826

NOTE 10 Debt
We adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15 Debt Issuance Costs Associated with Line-of-Credit Arrangements, retrospectively at December 31, 2015. These standards require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred asset and are amortized to interest expense over the term of the debt; debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. As such, our long-term debt balances are shown net of deferred issuance costs of $6.0 million and $6.8 million, respectively on our December 31, 2015 and 2014 Consolidated Balance Sheets.
$300 MILLION SENIOR NOTES DUE 2025
On July 29, 2014 we issued $300 million aggregate principal amount of senior notes, which we refer to as the 2014 Notes. The 2014 Notes mature on February 1, 2025, have an interest rate of 5.375% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $298 million after deducting offering expenses. We redeemed our entire $375 million aggregate principal amount of senior notes issued on October 22, 2010, which we refer to as the 2010 Notes, using the net proceeds from the 2014 Notes along with company funds and a $37 million draw from our senior secured revolving credit facility during the third quarter of 2014.
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
We may, on any one or more occasions, redeem all or a part of the 2014 Notes, upon not less than 30 days nor more than 60 days' notice, at a redemption price equal to 100% of the principal amount of the 2014 Notes redeemed, plus the applicable premium as of, and accrued and unpaid interest, if any, to the date of redemption. Unless we default in the payment of the redemption price, interest will cease to accrue on the 2014 Notes or portions thereof called for redemption on the applicable redemption date. In addition, we may be required to make an offer to purchase the 2014 Notes upon the sale of certain assets and upon a change of control.
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
At any time prior to February 1, 2018, we may on any one or more occasions redeem all or a part of the 2013 Notes, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to 100% of the principal amount, plus the applicable premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption. In addition, we may be required to make an offer to purchase the 2013 Notes upon the sale of certain assets and upon a change of control.
REVOLVING CREDIT FACILITY
On November 26, 2008, we entered into a $125 million senior secured revolving credit facility with certain financial institutions. The amount available to us under the revolving credit facility is based on the lesser of 85% of our eligible accounts receivable plus approximately 65% of our eligible inventory, or $125 million. The revolving credit facility has been subsequently amended and expires on September 30, 2020.
As of December 31, 2015, there were no borrowings outstanding under the credit facility, but $6.1 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, LIBOR plus between 1.25% and 1.75% and (ii) for base rate loans, a per annum rate equal to the greater of the following rates plus between 0.25% and 0.75%: (a) a rate of interest announced by Bank of America from time to time as its prime rate for such day; (b) the weighted average of interest rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.00%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of December 31, 2015, we would have been permitted to draw $118.9 million under the credit facility at LIBOR plus 1.25%, or base rate plus 0.25%.
A minimum fixed charge coverage ratio is the only financial covenant requirement under our credit facility and is triggered when there are any commitments or obligations outstanding and availability falls below 12.5% or an event of default exists, at which time the minimum fixed charge coverage ratio must be at least 1.0-to-1.0. As of December 31, 2015, the fixed charge coverage ratio for the most recent four quarters was 1.3-to-1.0.
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
NOTE 11 Other Long-Term Obligations

(In thousands)	December 31, 2015	December 31, 2014
Long-term lease obligations, net of current portion	$24,054	$24,805
Deferred compensation	10,755	14,609
Deferred proceeds	9,386	12,360
Other	2,543	5,082
	$46,738	$56,856

NOTE 12 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

(In thousands)	Foreign Currency Translation Adjustments[1]	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2013	$(874)	$(57,219)	$(58,093)
Other comprehensive income before reclassifications	—	4,773	4,773
Amounts reclassified from accumulated other comprehensive loss	874	(18,417)	(17,543)
Other comprehensive income (loss), net of tax[2]	874	(13,644)	(12,770)
Balance at December 31, 2014	$—	$(70,863)	$(70,863)
Other comprehensive income before reclassifications	—	6,371	6,371
Amounts reclassified from accumulated other comprehensive loss	—	8,944	8,944
Other comprehensive income, net of tax[2]	—	15,315	15,315
Balance at December 31, 2015	$—	$(55,548)	$(55,548)

[1]
This balance consists of unrealized foreign currency translation adjustments related to the operations of our former Canadian subsidiary before its functional currency was changed from Canadian dollars to U.S. dollars in 2012. As a result of the divestiture of our specialty business and mills, this balance was written-off and included in our net loss on divested assets.

[2]
For the year ended December 31, 2015, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive loss and reclassified from accumulated other comprehensive loss, or AOCL, included $14.8 million of net gain on plan assets, $12.6 million of actuarial loss amortization and $2.1 million of prior service credit amortization, less total tax of $10.0 million. For the year ended December 31, 2014, net periodic costs associated with our pension and OPEB plans included in other comprehensive income and reclassified from AOCL included $38.6 million of net loss on plan assets, $9.8 million of actuarial loss amortization, $8.4 million of prior service credit arising during the period and $2.0 million of prior service credit amortization, less total tax of $8.8 million. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 13, “Savings, Pension and Other Postretirement Employee Benefit Plans.”

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
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. In 2015, 2014 and 2013, we made 401(k) contributions on behalf of employees of $16.9 million, $17.4 million and $16.8 million, respectively.
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
Company-Sponsored OPEB Plans
We also provide retiree health care and life insurance plans, which cover certain salaried and hourly employees. Retiree health care benefits for Medicare eligible participants over the age of 65 are provided through Health Reimbursement Accounts, or HRA's. Benefits for retirees under the age of 65 are provided under our company-sponsored health care plans, which require retiree contributions and contain other cost-sharing features. The retiree life insurance plans are primarily noncontributory.
Funded Status of Company-Sponsored Plans
As required by current standards governing the accounting for defined benefit pension and other postretirement benefit plans, we recognized the funded status of our company-sponsored plans on our Consolidated Balance Sheets at December 31, 2015 and 2014. The funded status is measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement employee benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement employee benefit obligation. We use a December 31 measurement date for our benefit plans.
The changes in benefit obligation, plan assets and funded status for company-sponsored benefit plans as of December 31 are as follows:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2015	2014	2015	2014
Benefit obligation at beginning of year	$338,001	$293,388	$104,715	$107,327
Service cost	1,244	1,390	363	454
Interest cost	13,931	14,825	3,881	4,565
Plan changes	—	—	—	(8,384)
Actuarial (gains) losses	(15,295)	47,548	(30,701)	7,039
Medicare Part D subsidies received	—	—	—	123
Benefits paid	(19,437)	(19,150)	(6,586)	(6,409)
Benefit obligation at end of year	318,444	338,001	71,672	104,715
Fair value of plan assets at beginning of year	321,055	286,598	20	20
Actual return on plan assets	(11,120)	36,157	—	—
Employer contribution	3,578	17,450	—	—
Benefits paid	(19,437)	(19,150)	—	—
Fair value of plan assets at end of year	294,076	321,055	20	20
Funded status at end of year	$(24,368)	$(16,946)	$(71,652)	$(104,695)

The December 31, 2015 pension funded status was affected by unfavorable asset returns, partially offset by an increase in the discount rate. The December 31, 2015 OPEB benefit obligation was favorably impacted by changes in the assumed health care cost trend rate, as well as an increase in the discount rate.The December 31, 2014 pension and OPEB benefit obligations were unfavorably affected by lower discount rates and the adoption of new mortality tables.
Amounts recognized in the Consolidated Balance Sheets:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2015	2014	2015	2014
Non-current assets	$596	$4,738	$—	$—
Current liabilities	(414)	(438)	(7,145)	(7,477)
Non-current liabilities	(24,550)	(21,246)	(64,507)	(97,218)
Net amount recognized	$(24,368)	$(16,946)	$(71,652)	$(104,695)
Pre-tax amounts recognized in Accumulated Other Comprehensive Loss as of December 31 consist of:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2015	2014	2015	2014
Net loss (gain)	$134,031	$130,708	$(29,290)	$1,410
Prior service cost (credit)	30	103	(4,923)	(7,101)
Net amount recognized	$134,061	$130,811	$(34,213)	$(5,691)
Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In thousands)	2015	2014
Projected benefit obligation	$181,744	$192,989
Accumulated benefit obligation	181,744	192,989
Fair value of plan assets	156,780	171,305
Pre-tax components of net periodic cost and other amounts recognized in Other Comprehensive Income (Loss) for the years ended December 31 were as follows:
Net Periodic Cost:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2015	2014	2013	2015	2014	2013
Service cost	$1,244	$1,390	$1,738	$363	$454	$552
Interest cost	13,931	14,825	13,375	3,881	4,565	4,730
Expected return on plan assets	(20,117)	(20,196)	(18,352)	(1)	—	—
Amortization of prior service cost (credit)	73	205	337	(2,178)	(2,179)	(502)
Amortization of actuarial loss (gain)	12,619	10,097	14,840	—	(286)	—
Curtailments	—	—	769	—	—	—
Net periodic cost	$7,750	$6,321	$12,707	$2,065	$2,554	$4,780

Other amounts recognized in Other Comprehensive Income (Loss):

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2015	2014	2013	2015	2014	2013
Net loss (gain)	$15,942	$31,587	$(53,285)	$(30,700)	$7,039	$(30,323)
Curtailments	—	—	(769)	—	—	—
Prior service (credit) cost	—	—	—	—	(8,384)	5,106
Amortization of prior service (cost) credit	(73)	(205)	(337)	2,178	2,179	502
Amortization of actuarial (loss) gain	(12,619)	(10,097)	(14,840)	—	286	—
Total recognized in other comprehensive loss (income)	$3,250	$21,285	$(69,231)	$(28,522)	$1,120	$(24,715)
Total recognized in net periodic cost and other comprehensive loss (income)	$11,000	$27,606	$(56,524)	$(26,457)	$3,674	$(19,935)
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year are $11.5 million and less than $0.1 million, respectively. The estimated net gain and prior service credit for the OPEB plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year are $5.5 million and $1.7 million respectively.
During 2015, $6.8 million of net periodic pension and OPEB costs were charged to "Cost of sales," and $3.0 million were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations, as compared to $6.6 million and $2.3 million, respectively, during 2014.
Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.70%	4.25%	5.20%	4.50%	4.15%	5.05%
Weighted average assumptions used to determine the net periodic cost for the years ended December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.25%	5.20%	4.15%	4.15%	5.05%	4.05%
Expected return on plan assets	7.00	7.50	7.50	—	—	—
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

The assumed health care cost trend rate used to calculate 2015 OPEB expense was 7.60% in 2015, grading to a range of 4.30% to 4.50% over approximately 70 years. The health care cost trend rate used to calculate December 31, 2015 OPEB obligations was 7.00% in 2016, grading to 4.50% over approximately 70 years, for participants whose benefits are not provided through HRAs, and 2.50% annually for participants whose benefits are provided through HRAs. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$407	$(341)
Effect on postretirement employee benefit obligation	4,914	(4,277)
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
There have been no changes in the methodologies used during 2015 and 2014. In 2014, a majority of our investments were transferred into a common and collective trust. Investments in common and collective trust funds, hedge funds and liquidating trusts that maintain investments in mortgage-backed securities are generally valued based on their respective net asset value, or NAV, (or its equivalent), as a practical expedient to estimate fair value due to the absence of readily available market prices. Investments that may be fully redeemed at NAV in the near-term are disclosed in the table below as "Investments measured at net asset value" in accordance with ASU 2015-07.
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

The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2015
(In thousands)	Level 1	Investments measured at net asset value[1]	Total
Cash and cash equivalents	$2,004	$—	$2,004
Common and collective trust:
Collective investment funds	—	292,072	292,072
Total investments at fair value	$2,004	$292,072	$294,076

	December 31, 2014
(In thousands)	Level 1	Investments measured at net asset value[1]	Total
Cash and cash equivalents	$2,023	$—	$2,023
Common and collective trusts:
Collective investment funds	—	319,032	319,032
Total investments at fair value	$2,023	$319,032	$321,055

[1]
Due to the retrospective adoption of ASU 2015-07, pension investments measured at fair value using the net asset value per share method as a practical expedient were reclassified to conform with the 2015 presentation. See Note 3, "Recently Adopted and Prospective Accounting Standards."

Our OPEB plan had approximately $20,000 held in cash and cash equivalents at December 31, 2015 and 2014, which were categorized as level 1.
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
As of December 31, 2015, ten active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the Benefits Committee.
In 2015, we contributed $3.2 million to our qualified pension plans. We do not anticipate making any cash contributions to those plans in 2016. We also contributed $0.4 million to our non-qualified pension plan in 2015. We do not anticipate funding our OPEB plans in 2016 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments are as follows for the years indicated:

(In thousands)	Pension Benefit Plans	Other Postretirement Employee Benefit Plans
2016	$19,428	$7,165
2017	19,789	7,038
2018	20,080	7,013
2019	20,601	6,614
2020	20,746	6,271
2021-2025	105,569	22,711
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

▪
If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In 2013, two large employers withdrew from PIUMPF and subsequent to December 31, 2015, we learned that the largest employer in PIUMPF has also withdrawn. Further withdrawals by contributing employers could cause a “mass withdrawal” from, or effectively a termination of, PIUMPF or alternatively we could elect to withdraw.

▪
Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed a withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on information as of December 31, 2014 provided by PIUMPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF in 2015 would have been in excess of $72 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.

Our participation in these plans for the annual period ended December 31, 2015, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2015 and 2014 is for a plan’s year-end as of December 31, 2015 and December 31, 2014, respectively. The zone status is set under the provisions of the Multiemployer Pension Plan Reform Act of 2014 and is based on information we received from the plans and is certified by each plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Funding Improvement Plan, or FIP, or a Rehabilitation Plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2013, the contribution rates for the IAM NFP plan increased to $4.00 an hour, up from $3.25 an hour in 2012. In 2011, contribution rates for PIUMPF were increased as part of the RP in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. We were listed in PIUMPF’s Form 5500 report as providing more than five percent of the total contributions for the years 2014 and 2013. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2015 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2015[1]	2014		2015	2014	2013
IAM NPF	51-6031295	002	Green	Green	N/A	$329	$343	$343	No	5/31/2016
PIUMPF	11-6166763	001	Red	Red	Implemented	5,631	5,665	5,718	No	8/31/2017
					Total Contributions:	$5,960	$6,008	$6,061

[1]	PIUMPF has been certified as in "Critical and Declining Status" for 2015, under the provisions of the Multiemployer Pension Plan Reform Act of 2014.

NOTE 14 Earnings Per Share
Basic earnings (loss) per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents be excluded from the calculation of diluted earnings per share for the periods in which net losses are reported because the effect is anti-dilutive. For the year ended December 31, 2014, our incremental shares related to restricted stock units, performance shares, and stock options excluded 566,041 shares from our earnings per share calculation due to their anti-dilutive effect as a result of our net loss during the period.
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	2015	2014	2013
Basic average common shares outstanding[1]	18,762,451	20,129,557	22,081,026
Incremental shares due to:
Restricted stock units	33,128	—	53,803
Performance shares	24,717	—	129,003
Stock options	—	—	—
Diluted average common shares outstanding	18,820,296	20,129,557	22,263,832
Basic net earnings (loss) per common share	$2.98	$(0.11)	$4.84
Diluted net earnings (loss) per common share	2.97	(0.11)	4.80
Anti-dilutive shares excluded from calculation	331,168	566,041	41,337

[1]
Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 15, "Equity-Based Compensation Plans" for further discussion.

NOTE 15 Equity-Based Compensation Plans
The Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan, or Stock Plan, which has been approved by our stockholders, provides for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options, or stock appreciation rights to selected employees, outside directors, and consultants of the company. The Stock Plan became effective on December 16, 2008, and was amended and restated effective as of January 1, 2015. Under the Stock Plan, as amended and restated, we are authorized to issue up to approximately 4.1 million shares, which includes approximately 0.7 million additional shares authorized in connection with our acquisition of Cellu Tissue that are available for issuance as equity-based awards only to any employees, outside directors, or consultants who were not employed on December 26, 2010 by Clearwater Paper Corporation or any of its subsidiaries. At December 31, 2015, approximately 2.1 million shares were available for future issuance under the Stock Plan.
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

Employee equity-based compensation expense was recognized as follows:

(In thousands)	2015	2014	2013
Restricted stock units	$2,116	$1,966	$1,801
Performance shares	4,408	4,964	5,075
Stock options	2,106	1,254	—
Total employee equity-based compensation	$8,630	$8,184	$6,876
Related tax benefit	$3,193	$2,955	$2,049
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
A summary of the status of outstanding unvested RSU awards as of December 31, 2015, 2014 and 2013, and changes during those years, is presented below:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at
January 1	93,254	$47.95	102,658	$39.85	63,727	$35.57
Granted	23,148	62.02	31,567	66.33	72,702	43.44
Vested	(65,217)	43.86	(32,117)	38.94	(30,190)	39.21
Forfeited	(5,156)	58.58	(8,854)	52.28	(3,581)	42.03
Unvested shares outstanding at December 31	46,029	60.17	93,254	47.95	102,658	39.85
Aggregate intrinsic value (in thousands)		$2,096		$6,393		$5,390
During 2015, 61,592 RSU shares were settled and distributed in the fourth quarter. After adjusting for minimum tax withholdings, a net 39,120 shares were issued during 2015. The minimum tax withholdings payment made in 2015 in connection with issued shares was $1.1 million.
During 2014, 75,400 RSU shares were settled and distributed. Of these shares, 27,933 were RSU shares that were settled and distributed in the fourth quarter of 2014. The remaining 47,467 shares were RSU shares that were settled in prior years but distribution had been deferred to preserve tax deductibility for the company in the respective years because distribution of these shares would have resulted in certain executive compensation being above the Internal Revenue Code section 162(m) threshold for those years. After adjusting for minimum tax withholdings and deferred shares, a net 48,476 shares were issued during 2014. The minimum tax withholdings payment made in 2014 in connection with issued shares was $1.5 million.
As of December 31, 2015 a total of 37,135 shares remain deferred under Internal Revenue Code section 162(m).
The fair value of each RSU share award granted during 2015 was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during 2015 was $2.9 million.
As of December 31, 2015, there was $1.3 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.4 years.

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
The fair value of performance share awards is estimated using a Monte Carlo simulation model. For performance shares granted in 2015, the following assumptions were used in our Monte Carlo model:

Closing price of stock on date of grant	$61.75
Risk free rate	0.99%
Measurement period	3 years
Volatility	28%
In addition to the above assumptions, the dividend yields for all companies were assumed to be zero since dividends are included in the definition of total shareholder return.
A summary of the status of outstanding performance share awards as of December 31, 2015, 2014 and 2013, and changes during those years, is presented below:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding share awards at January 1	300,864	$59.77	259,841	$50.87	392,655	$44.67
Granted	47,513	62.05	54,379	105.08	124,513	63.46
Settled	(245,525)	50.43	—	—	(246,592)	47.19
Forfeited	(10,289)	73.61	(13,356)	71.03	(10,735)	54.87
Outstanding share awards at December 31	92,563	84.18	300,864	59.77	259,841	50.87
Aggregate intrinsic value (in thousands)		$4,214		$20,624		$13,642
On December 31, 2015, the three-year performance period for 107,750 performance shares granted in 2013 ended. The requisite market condition performance measure was not met, and as such no shares were paid or issued under these awards. On December 31, 2014, the performance period for 137,775 outstanding performance shares granted in 2012 ended. Those performance shares were settled and distributed in the first quarter of 2015. The number of shares actually settled, as a percentage of the outstanding amount, was 106.9%. After adjusting for the related minimum tax withholdings, a net 97,921 shares were issued in the first quarter of 2015. The related minimum tax withholdings payment made during 2015 in connection with issued shares was $3.1 million.
As of December 31, 2015, there was $3.1 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 1.3 years.

STOCK OPTIONS
Beginning in 2014, stock options were granted to certain employees under our Stock Plan. The stock options are generally subject to a vesting period of one to three years, with generally the same service period. Upon vesting, the holder is entitled to purchase a specified number of shares of Clearwater Paper common stock at a price per share equal to the closing market price of Clearwater Paper common stock on the date of grant. The options are exercisable for ten years from the date of grant.

Stock options granted under our Stock Plan do not represent common stock, and therefore the holders do not have voting rights unless and until shares have been issued to the employee.

The fair value of stock option awards was determined using a Black-Scholes option-pricing model. The Black-Scholes model utilizes a range of assumptions related to dividend yield, volatility, risk-free interest rate and employee exercise behavior. Expected volatility is based on Clearwater Paper's historical stock prices. The risk-free interest rate is based on constant maturity treasury rates with maturities matching the options' expected life on the grant date. The expected life, estimated in accordance with Securities and Exchange Commission Staff Accounting Bulletin 110, is the approximate mid-point between the expected vesting time and the remaining contractual life. The weighted-average fair value of stock options granted in 2015 on the grant date was estimated at $20.82 per option based on the following assumptions:

Volatility	30%
Risk-free interest rate	1.79%
Expected life-years	6.4
A summary of the status of outstanding stock option awards as of December 31, 2015, and changes during the year, is presented below:

	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding options at January 1	150,580	$66.84	—	$—
Granted	142,542	61.93	163,137	66.85
Forfeited	(15,429)	64.12	(12,557)	66.97
Outstanding options at December 31	277,693	64.47	150,580	66.84
Aggregate intrinsic value (in thousands)		$—		$258

As of December 31, 2015, there was $2.6 million of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.3 years.
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

Due to its cash-settlement feature, we account for these awards as liabilities rather than equity and recognize the equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation benefit totaling $4.1 million for the year ended December 31, 2015, and director equity-based compensation expense totaling $4.6 million and $4.1 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2015, the liability amounts associated with director equity-based compensation were all included in "Other long-term obligations" on our Consolidated Balance Sheet and totaled $9.4 million. At December 31, 2014, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheet were $13.5 million and $1.4 million, respectively.
NOTE 16 Fair Value Measurements
The estimated fair values of our financial instruments as of our balance sheet dates are presented below:

	December 31, 2015		December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, short-term investments and restricted cash (Level 1)	$8,130	$8,130	$81,101	$81,101
Long-term debt (Level 1)	575,000	558,250	575,000	558,000
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
As of December 31, 2015, under current operating and capital lease contracts, we had future minimum lease payments as follows:

(In thousands)	Capital	Operating
2016	$2,576	$12,990
2017	2,623	8,490
2018	2,670	6,697
2019	2,697	3,474
2020	2,661	2,195
Thereafter	29,532	6,100
Total future minimum lease payments	$42,759	$39,946
Less interest portion	(19,258)
Present value of future minimum lease payments	$23,501

Rent expense for operating leases was $14.8 million, $18.6 million and $19.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 18 Segment Information
We are organized in two reportable operating segments: Consumer Products and Pulp and Paperboard. The following is a tabular presentation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the financial statements.

(In thousands)	2015	2014	2013
Segment net sales[1]:
Consumer Products	$959,894	$1,183,385	$1,149,692
Pulp and Paperboard	792,507	783,754	740,138
Total segment net sales	$1,752,401	$1,967,139	$1,889,830
Operating income:
Consumer Products	$54,437	$34,131	$52,799
Gain (loss) on divested assets[2]	1,267	(40,159)	—
Pulp and Paperboard	120,861	144,171	95,781
	176,565	138,143	148,580
Corporate	(52,895)	(58,332)	(49,252)
Income from operations	$123,670	$79,811	$99,328
Depreciation and amortization:
Consumer Products	$54,595	$61,504	$65,197
Pulp and Paperboard	27,204	25,452	23,266
Corporate	2,933	3,189	1,809
Total depreciation and amortization	$84,732	$90,145	$90,272
Assets:
Consumer Products	$1,046,170	$1,037,912	$1,215,919
Pulp and Paperboard	423,694	413,143	359,735
	1,469,864	1,451,055	1,575,654
Corporate (3)	57,505	128,094	159,581
Total assets	$1,527,369	$1,579,149	$1,735,235
Capital expenditures:
Consumer Products	$55,594	$43,562	$46,647
Pulp and Paperboard	67,929	45,146	30,846
	123,523	88,708	77,493
Corporate	10,581	10,892	9,015
Total capital expenditures	$134,104	$99,600	$86,508

[1]
In 2013, pulp not utilized internally was sold by the Pulp and Paperboard segment to external customers resulting in net sales of $5.8 million. Commencing in 2014, the majority of excess pulp is sold by the Consumer Products segment and during 2015 and 2014 totaled $1.4 million and $2.1 million, respectively.

[2]	These costs relate to the sale of our Consumer Products segment’s specialty business and mills. For additional discussion, see Note 4, “Divested Assets”.

[3]	Certain 2014 and 2013 Corporate assets were reclassified to conform with the 2015 presentation. See Note 3, "Recently Adopted and Prospective Accounting Standards."

Our manufacturing facilities and all other assets are located within the continental United States. We sell and ship our products to customers in many foreign countries. Geographic information regarding our net sales is summarized as follows:

(In thousands)	2015	2014	2013
United States	$1,653,208	$1,840,726	$1,751,001
Japan	59,463	63,831	67,728
Korea	10,016	11,105	10,899
Canada	6,896	25,411	26,161
Australia	5,578	7,219	7,924
China	843	1,876	5,404
Other foreign countries	16,397	16,971	20,713
Total net sales	$1,752,401	$1,967,139	$1,889,830
NOTE 19 Financial Results by Quarter (Unaudited)

	Three Months Ended
(In thousands— except per-share amounts)	March 31		June 30		September 30		December 31
	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$434,026	$484,920	$444,558	$498,759	$442,222	$511,142	$431,595	$472,318
Costs and expenses:
Cost of sales	(389,832)	(426,629)	(384,347)	(434,111)	(373,892)	(434,457)	(364,778)	(413,643)
Selling, general and administrative expenses	(29,088)	(33,514)	(29,469)	(31,565)	(28,284)	(31,817)	(30,308)	(33,206)
Gain (loss) on divested assets	131	—	1,331	—	—	—	(195)	(40,159)
Impairment of assets	—	(4,259)	—	—	—	(890)	—	(3,078)
Total operating costs and expenses	(418,789)	(464,402)	(412,485)	(465,676)	(402,176)	(467,164)	(395,281)	(490,086)
Income (loss) from operations	15,237	20,518	32,073	33,083	40,046	43,978	36,314	(17,768)
Net earnings (loss)	$5,757	$6,226	$15,597	$12,453	$23,064	$6,253	$11,565	$(27,247)
Net earnings (loss) per common share
Basic	$0.30	$0.30	$0.82	$0.61	$1.22	$0.32	$0.65	$(1.39)
Diluted	0.30	0.29	0.81	0.61	1.21	0.31	0.65	(1.39)

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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2015

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,683,890	$291,270	$—	$(222,759)	$1,752,401
Cost and expenses:
Cost of sales	(1,458,121)	(277,487)	—	222,759	(1,512,849)
Selling, general and administrative expenses	(108,414)	(8,735)	—	—	(117,149)
Gain on divested assets	—	1,267	—	—	1,267
Total operating costs and expenses	(1,566,535)	(284,955)	—	222,759	(1,628,731)
Income from operations	117,355	6,315	—	—	123,670
Interest expense, net	(31,067)	(115)	—	—	(31,182)
Earnings before income taxes	86,288	6,200	—	—	92,488
Income tax provision	(32,371)	(3,724)	—	(410)	(36,505)
Equity in earnings of subsidiary	2,476	—	—	(2,476)	—
Net earnings	$56,393	$2,476	$—	$(2,886)	$55,983
Other comprehensive income, net of tax	15,315	—	—	—	15,315
Comprehensive income	$71,708	$2,476	$—	$(2,886)	$71,298
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,573,912	$531,520	$43,929	$(182,222)	$1,967,139
Cost and expenses:
Cost of sales	(1,321,143)	(526,192)	(43,727)	182,222	(1,708,840)
Selling, general and administrative expenses	(107,141)	(22,747)	(214)	—	(130,102)
Loss on divested assets	—	(40,159)	—	—	(40,159)
Impairment of assets	—	(8,227)	—	—	(8,227)
Total operating costs and expenses	(1,428,284)	(597,325)	(43,941)	182,222	(1,887,328)
Income (loss) from operations	145,628	(65,805)	(12)	—	79,811
Interest expense, net	(39,091)	(59)	—	—	(39,150)
Debt retirement costs	(24,420)	—	—	—	(24,420)
Earnings (loss) before income taxes	82,117	(65,864)	(12)	—	16,241
Income tax (provision) benefit	(47,694)	7,439	(516)	22,215	(18,556)
Equity in loss of subsidiary	(58,953)	(528)	—	59,481	—
Net loss	$(24,530)	$(58,953)	$(528)	$81,696	$(2,315)
Other comprehensive loss, net of tax	(12,770)	—	—	—	(12,770)
Comprehensive loss	$(37,300)	$(58,953)	$(528)	$81,696	$(15,085)

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2013

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,474,103	$565,783	$54,978	$(205,034)	$1,889,830
Cost and expenses:
Cost of sales	(1,269,107)	(553,006)	(54,292)	205,034	(1,671,371)
Selling, general and administrative expenses	(94,861)	(22,918)	(1,352)	—	(119,131)
Total operating costs and expenses	(1,363,968)	(575,924)	(55,644)	205,034	(1,790,502)
Income (loss) from operations	110,135	(10,141)	(666)	—	99,328
Interest expense, net	(44,031)	(5)	—	—	(44,036)
Debt retirement costs	(17,058)	—	—	—	(17,058)
Earnings (loss) before income taxes	49,046	(10,146)	(666)	—	38,234
Income tax benefit (provision)	61,778	(4,420)	(138)	11,501	68,721
Equity in loss of subsidiary	(15,370)	(804)	—	16,174	—
Net earnings (loss)	$95,454	$(15,370)	$(804)	$27,675	$106,955
Other comprehensive income, net of tax	57,600	—	—	—	57,600
Comprehensive income (loss)	$153,054	$(15,370)	$(804)	$27,675	$164,555

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$5,610	$—	$—	$—	$5,610
Restricted cash	2,270	—	—	—	2,270
Short-term investments	250	—	—	—	250
Receivables, net	123,131	15,921	—	—	139,052
Taxes receivable	16,221	(1,370)	—	—	14,851
Inventories	219,130	36,443	—	—	255,573
Other current assets	8,838	493	—	—	9,331
Total current assets	375,450	51,487	—	—	426,937
Property, plant and equipment, net	719,436	147,102	—	—	866,538
Goodwill	209,087	—	—	—	209,087
Intangible assets, net	4,180	15,810	—	—	19,990
Intercompany receivable (payable)	14,013	(15,151)	—	1,138	—
Investment in subsidiary	139,758	—	—	(139,758)	—
Pension assets	596	—	—	—	596
Other assets, net[1]	4,142	79	—	—	4,221
TOTAL ASSETS	$1,466,662	$199,327	$—	$(138,620)	$1,527,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$196,891	$23,477	$—	$—	$220,368
Current liability for pensions and other postretirement employee benefits	7,559	—	—	—	7,559
Total current liabilities	204,450	23,477	—	—	227,927
Long-term debt	568,987	—	—	—	568,987
Liability for pensions and other postretirement employee benefits	89,057	—	—	—	89,057
Other long-term obligations	46,182	556	—	—	46,738
Accrued taxes	874	802	—	—	1,676
Deferred tax liabilities	82,246	34,734	—	1,138	118,118
Accumulated other comprehensive loss, net of tax	(55,548)	—	—	—	(55,548)
Stockholders' equity excluding accumulated other comprehensive loss	530,414	139,758	—	(139,758)	530,414
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,466,662	$199,327	$—	$(138,620)	$1,527,369

1	Current deferred tax assets were classified as non-current in 2015 due to the prospective adoption of ASU 2015-17. See Note 3, "Recently Adopted and Prospective Accounting Standards."

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$27,331	$—	$—	$—	$27,331
Restricted cash	1,500	—	—	—	1,500
Short-term investments	50,000	—	—	—	50,000
Receivables, net	117,970	16,557	—	(613)	133,914
Taxes receivable	6,760	(15,758)	—	10,253	1,255
Inventories	246,210	40,416	—	—	286,626
Deferred tax assets	14,733	5,206	—	1,821	21,760
Other current assets[1]	2,967	457	—	—	3,424
Total current assets	467,471	46,878	—	11,461	525,810
Property, plant and equipment, net	657,369	153,618	—	—	810,987
Goodwill	209,087	—	—	—	209,087
Intangible assets, net	5,224	19,732	—	—	24,956
Intercompany receivable (payable)	33,703	(21,629)	—	(12,074)	—
Investment in subsidiary	137,282	—	—	(137,282)	—
Pension assets	4,738	—	—	—	4,738
Other assets, net[1]	2,484	1,087	—	—	3,571
TOTAL ASSETS	$1,517,358	$199,686	$—	$(137,895)	$1,579,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$193,326	$23,113	$—	$(613)	$215,826
Current liability for pensions and other postretirement employee benefits	7,915	—	—	—	7,915
Total current liabilities	201,241	23,113	—	(613)	223,741
Long-term debt[1]	568,221	—	—	—	568,221
Liability for pensions and other postretirement employee benefits	118,464	—	—	—	118,464
Other long-term obligations	56,029	827	—	—	56,856
Accrued taxes	1,902	794	—	—	2,696
Deferred tax liabilities	73,964	37,670	—	—	111,634
Accumulated other comprehensive loss, net of tax	(70,863)	—	—	—	(70,863)
Stockholders’ equity excluding accumulated other comprehensive loss	568,400	137,282	—	(137,282)	568,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,517,358	$199,686	$—	$(137,895)	$1,579,149

1
Due to the retrospective adoption of ASU 2015-03, debt issuance costs in 2014 were reclassified to conform with the 2015 presentation. See Note 3, "Recently Adopted and Prospective Accounting Standards."

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$56,393	$2,476	$—	$(2,886)	$55,983
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	65,078	19,654	—	—	84,732
Equity-based compensation expense	4,557	—	—	—	4,557
Deferred tax provision	9,944	3,178	—	2,959	16,081
Employee benefit plans	3,011	—	—	—	3,011
Deferred issuance costs and discounts on long-term debt	928	—	—	—	928
Disposal of plant and equipment, net	1,587	(95)	—	—	1,492
Non-cash adjustments to unrecognized taxes	(1,028)	8	—	—	(1,020)
Changes in working capital, net	11,809	3,032	—	—	14,841
Change in taxes receivable, net	(9,461)	(14,388)	—	10,253	(13,596)
Excess tax benefits from equity-based payment arrangements	(1,433)	—	—	—	(1,433)
Funding of qualified pension plans	(3,179)	—	—	—	(3,179)
Other, net	(1,591)	(1,131)	—	—	(2,722)
Net cash flows from operating activities	136,615	12,734	—	10,326	159,675
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	49,750	—	—	—	49,750
Additions to plant and equipment	(121,720)	(7,182)	—	—	(128,902)
Proceeds from the sale of assets	—	604	—	—	604
Net cash flows from investing activities	(71,970)	(6,578)	—	—	(78,548)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(99,990)	—	—	—	(99,990)
Investment from (to) parent	16,482	(6,156)	—	(10,326)	—
Payment of tax withholdings on equity- based payment arrangements	(4,152)	—	—	—	(4,152)
Excess tax benefits from equity-based payment arrangements	1,433	—	—	—	1,433
Other, net	(139)	—	—	—	(139)
Net cash flows from financing activities	(86,366)	(6,156)	—	(10,326)	(102,848)
Decrease in cash	(21,721)	—	—	—	(21,721)
Cash at beginning of period	27,331	—	—	—	27,331
Cash at end of period	$5,610	$—	$—	$—	$5,610

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,530)	$(58,953)	$(528)	$81,696	$(2,315)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	59,373	28,468	2,304	—	90,145
Equity-based compensation expense	12,790	—	—	—	12,790
Impairment of assets	—	8,227	—	—	8,227
Deferred tax provision (benefit)	50,943	(21,921)	(2,538)	(12,671)	13,813
Employee benefit plans	2,115	—	—	—	2,115
Deferred issuance costs and discounts on long-term debt	6,141	—	—	—	6,141
Loss on divestiture of assets	—	29,059	—	—	29,059
Disposal of plant and equipment, net	471	488	—	—	959
Non-cash adjustments to unrecognized taxes	472	173	(317)	—	328
Changes in working capital, net	(8,162)	(4,711)	625	—	(12,248)
Change in taxes receivable, net	(3,051)	79	121	12,099	9,248
Excess tax benefits from equity-based payment arrangements	(864)	—	—	—	(864)
Funding of qualified pension plans	(16,955)	—	—	—	(16,955)
Other, net	(636)	(707)	—	—	(1,343)
Net cash flows from operating activities	78,107	(19,798)	(333)	81,124	139,100
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	20,000	—	—	—	20,000
Additions to plant and equipment	(73,223)	(19,450)	(355)	—	(93,028)
Net proceeds from divested assets	107,740	—	—	—	107,740
Proceeds from the sale of assets	38	937	—	—	975
Net cash flows from investing activities	54,555	(18,513)	(355)	—	35,687
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	300,000	—	—	—	300,000
Repayment of long-term debt	(375,000)	—	—	—	(375,000)
Purchase of treasury stock	(100,000)	—	—	—	(100,000)
Investment from (to) parent	47,527	38,311	(4,714)	(81,124)	—
Payments for long-term debt issuance costs	(3,002)	—	—	—	(3,002)
Payment of tax withholdings on equity-based payment arrangements	(1,523)	—	—	—	(1,523)
Excess tax benefits from equity-based payment arrangements	864	—	—	—	864
Other, net	7,530	—	—	—	7,530
Net cash flows from financing activities	(123,604)	38,311	(4,714)	(81,124)	(171,131)
Increase (decrease) in cash	9,058	—	(5,402)	—	3,656
Cash at beginning of period	18,273	—	5,402	—	23,675
Cash at end of period	$27,331	$—	$—	$—	$27,331

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2013

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$95,454	$(15,370)	$(804)	$27,675	$106,955
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	54,291	33,712	2,269	—	90,272
Equity-based compensation expense	10,960	—	—	—	10,960
Deferred tax provision (benefit)	3,185	(9,072)	(125)	11,641	5,629
Employee benefit plans	10,131	—	—	—	10,131
Deferred issuance costs and discounts on long-term debt	4,964	—	—	—	4,964
Disposal of plant and equipment, net	201	1,291	1	—	1,493
Non-cash adjustments to unrecognized taxes	(73,885)	(860)	6	—	(74,739)
Changes in working capital, net	(31,256)	11,747	4,487	—	(15,022)
Change in taxes receivable, net	17,003	15,998	(324)	(22,352)	10,325
Funding of qualified pension plans	(15,050)	—	—	—	(15,050)
Other, net	(452)	891	—	—	439
Net cash flows from operating activities	75,546	38,337	5,510	16,964	136,357
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	(50,000)	—	—	—	(50,000)
Additions to plant and equipment	(65,708)	(22,562)	(2,323)	—	(90,593)
Net cash flows from investing activities	(115,708)	(22,562)	(2,323)	—	(140,593)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	275,000	—	—	—	275,000
Repayment of long-term debt	(150,000)	—	—	—	(150,000)
Purchase of treasury stock	(100,000)	—	—	—	(100,000)
Investment from (to) parent	31,998	(15,780)	746	(16,964)	—
Payments for long-term debt issuance costs	(4,837)	—	—	—	(4,837)
Payment of tax withholdings on equity-based payment arrangements	(4,831)	—	—	—	(4,831)
Net cash flows from financing activities	47,330	(15,780)	746	(16,964)	15,332
Increase (decrease) in cash	7,168	(5)	3,933	—	11,096
Cash at beginning of period	11,105	5	1,469	—	12,579
Cash at end of period	$18,273	$—	$5,402	$—	$23,675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clearwater Paper Corporation:
We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation (the Company) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clearwater Paper Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clearwater Paper Corporation:
We have audited Clearwater Paper Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Clearwater Paper Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Clearwater Paper Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clearwater Paper Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 19, 2016

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
Under the supervision of and with the participation of our CEO and our CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, our management has concluded that as of December 31, 2015 our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

ITEM 9B.
Other Information
None.

Part III

ITEM 10.
Directors, Executive Officers and Corporate Governance
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be filed on or about March 22, 2016, for the 2016 Annual Meeting of Stockholders, referred to in this report as the 2016 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report in Item 1. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement and is incorporated herein by reference.
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
The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2015, the members of that committee were Boh A. Dickey (Chair), Beth E. Ford, and William D. Larsson. The Board of Directors has determined that Messrs. Dickey and Larsson are each an “audit committee financial expert” and that all of the members of the Audit Committee are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.
Executive Compensation
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2016 Proxy Statement, to be filed on or about March 22, 2016, relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2016 Proxy Statement, to be filed on or about March 22, 2016, relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
The following table provides certain information as of December 31, 2015, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	570,951	—	2,068,095
Equity compensation plans not approved by security holders	—	—	—
Total	570,951	—	2,068,095

[1]
Includes 185,126 performance shares, 277,693 stock options, and 108,132 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share, stock option, and RSU programs, not including future dividend equivalents, if any are paid.

[2]
Performance shares and RSUs do not have exercise prices, and since there are no stock options that are vested, they do not have exercise prices. As such there are no shares to include in the weighted average exercise price calculation.

ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2016 Proxy Statement, to be filed on or about March 22, 2016, relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.
Principal Accounting Fees and Services
Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2016 Proxy Statement, to be filed on or about March 22, 2016, relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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
EXHIBITS
Exhibits are listed in the Exhibit Index on pages 88-93 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/S/ Linda K. Massman
Linda K. Massman President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 19, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/S/ Linda K. Massman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2016
Linda K. Massman

By	/S/ John D. Hertz	Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)	February 19, 2016
John D. Hertz

By	/S/ Robert N. Dammarell	Vice President, Corporate Controller (Duly Authorized Officer; Principal Accounting Officer)	February 19, 2016
Robert N. Dammarell

	* Boh A. Dickey	Director and Chair of the Board	February 19, 2016

	* Frederic W. Corrigan	Director	February 19, 2016

	* Beth E. Ford	Director	February 19, 2016

	* Kevin J. Hunt	Director	February 19, 2016

	* William D. Larsson	Director	February 19, 2016

	* Michael T. Riordan	Director	February 19, 2016

*By	/S/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
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

10.1(x)*
Tenth Amendment to Loan and Security Agreement, dated as of December 30, 2014, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1(x) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.1(xi)*
Eleventh Amendment to Loan and Security Agreement, dated as of September 28, 2015, by and among the financial institutions signatory thereto, Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2015).

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

10.3(ii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan - Amendment to Restricted Stock Unit Agreement dated as of January 1, 2015 with Linda K. Massman (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2015).

10.4[1]	Employment Agreement between Linda K. Massman and the Company, dated effective January 1, 2016.

10.5*[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2015).

10.6*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement, to be used for annual performance share awards approved subsequent to December 31, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission December 14, 2011).

10.6(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement as amended and restated February 11, 2014, to be used for annual performance share awards approved subsequent to December 31, 2013, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission February 18, 2014).

10.6(ii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Performance Share Agreement, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.5(ii) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.6(iii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.5(iii) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.6(iv)[1]	Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2015.

10.7*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.7(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, as amended and restated May 12, 2009, to be used for restricted stock unit awards approved subsequent to May 12, 2009 (incorporated by reference to Exhibit 10.12(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2009).

10.7(ii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, as amended and restated December 1, 2009, to be used for annual restricted stock unit awards approved subsequent to December 31, 2009, (incorporated by reference to Exhibit 10.12(ii) to the Company's Current Report on Form 8-K filed with the Commission on December 4, 2009).

10.7(iii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of RSU Deferral Agreement for Founders Grant RSUs (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.7(iv)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.7(v)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of Restricted Stock Unit Agreement, to be used for special restricted stock unit awards (incorporated by reference to Exhibit 10.10(vii) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2012).

10.7(vi)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of RSU Deferral Agreement for Annual LTIP RSUs (incorporated by reference to Exhibit 10.10(viii) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2012).

10.7(vii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 18, 2014).

10.7(viii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for special restricted stock unit awards (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2014).

10.7(ix)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Restricted Stock Unit Agreement, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.6(ix) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.7(x)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.6(x) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.7(xi)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for special restricted stock unit awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.6(xi) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.7(xii)[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for restricted stock unit awards approved subsequent to December 31, 2015.

10.8*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current Report on Form 8-K filed with the Commission on February 18, 2014).

10.8(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Stock Option Agreement, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.7(i) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.8(ii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.7(ii) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.8(iii)[1]	Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2015.

10.9*[1]	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2014).

10.10*[1]
Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.15(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the quarter ended March 31, 2010).

10.10(i)*[1]
Amendment to Clearwater Paper Corporation Management Deferred Compensation Plan, dated December 17, 2013 (incorporated by reference to Exhibit 10.11(i) to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.11*[1]	Clearwater Paper Executive Severance Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.12*[1]
Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2011).

10.12(i)*[1]
Amendment to Clearwater Paper Corporation Salaried Supplemental Benefit Plan, dated December 17, 2013 (incorporated by reference to Exhibit 10.13(i) to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.13*[1]
Clearwater Paper Corporation Benefits Protection Trust Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).

10.13(i)*[1]
Amendment to the Clearwater Paper Corporation Benefits Protection Agreement, dated August 8, 2013 (incorporated by reference to Exhibit 10.16(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2013).

10.14*[1]
Clearwater Paper Corporation Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.15*[1]	Clearwater Paper Change of Control Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.16*[1]
Offer Letter, dated June 25, 2012, with John D. Hertz, (incorporated by reference to Exhibit 10.10(vi) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2012).

10.16(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan-Restricted Stock Unit Award, dated July 3, 2012, with John D. Hertz (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2012).

10.17*[1]
Separation and General Release Agreement entered into by Clearwater Paper Corporation and Thomas A. Colgrove, dated July 17, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 2015).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Clearwater Paper Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

*	Incorporated by reference.

1	Management contract or compensatory plan, contract or arrangement.