Form 10-Q
period 2016-03-31
Clearwater Paper Corp
filed 2016-05-04
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of April 29, 2016 was 17,105,315.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$437,204	$434,026
Costs and expenses:
Cost of sales	(368,647)	(389,832)
Selling, general and administrative expenses	(30,795)	(28,957)
Total operating costs and expenses	(399,442)	(418,789)
Income from operations	37,762	15,237
Interest expense, net	(7,643)	(7,782)
Earnings before income taxes	30,119	7,455
Income tax provision	(11,673)	(1,698)
Net earnings	$18,446	$5,757
Net earnings per common share:
Basic	$1.05	$0.30
Diluted	1.05	0.30
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net earnings	$18,446	$5,757
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $589 and $1,206	912	1,877
Amortization of prior service credit included in net periodic cost, net of tax of $(166) and $(207)	(257)	(320)
Other comprehensive income, net of tax	655	1,557
Comprehensive income	$19,101	$7,314
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,228	$5,610
Restricted cash	2,270	2,270
Short-term investments	—	250
Receivables, net	134,875	139,052
Taxes receivable	679	14,851
Inventories	243,419	255,573
Other current assets	9,376	9,331
Total current assets	392,847	426,937
Property, plant and equipment, net	873,112	866,538
Goodwill	209,087	209,087
Intangible assets, net	18,753	19,990
Pension assets	1,086	596
Other assets, net	4,329	4,221
TOTAL ASSETS	$1,499,214	$1,527,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility borrowings	$6,005	$—
Accounts payable and accrued liabilities	192,820	220,368
Current liability for pensions and other postretirement employee benefits	7,559	7,559
Total current liabilities	206,384	227,927
Long-term debt	569,179	568,987
Liability for pensions and other postretirement employee benefits	87,609	89,057
Other long-term obligations	43,779	46,738
Accrued taxes	1,525	1,676
Deferred tax liabilities	123,032	118,118
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,194,990 and 24,193,098 shares issued	2	2
Additional paid-in capital	341,493	340,095
Retained earnings	538,753	520,307
Treasury stock, at cost, common shares-7,089,675 and 6,380,309 shares repurchased	(357,649)	(329,990)
Accumulated other comprehensive loss, net of tax	(54,893)	(55,548)
Total stockholders’ equity	467,706	474,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,499,214	$1,527,369
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$18,446	$5,757
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	21,150	21,008
Equity-based compensation expense	2,172	1,169
Deferred tax provision (benefit)	4,365	(1,330)
Employee benefit plans	(1,389)	809
Deferred issuance costs on long-term debt	213	178
Disposal of plant and equipment, net	—	(30)
Non-cash adjustments to unrecognized taxes	(151)	(990)
Changes in working capital, net	(9,548)	3,457
Changes in taxes receivable, net	14,172	1,255
Excess tax benefits from equity-based payment arrangements	—	(343)
Funding of qualified pension plans	—	(1,561)
Other, net	(408)	(1,327)
Net cash flows from operating activities	49,022	28,052
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	250	39,000
Additions to plant and equipment	(30,955)	(25,240)
Proceeds from sale of assets	—	506
Net cash flows from investing activities	(30,705)	14,266
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(27,661)	(37,148)
Borrowings on revolving credit facility	123,287	—
Repayments of revolving credit facility borrowings	(117,282)	—
Payment of tax withholdings on equity-based payment arrangements	(43)	(3,048)
Excess tax benefits from equity-based payment arrangements	—	343
Net cash flows from financing activities	(21,699)	(39,853)
(Decrease) increase in cash and cash equivalents	(3,382)	2,465
Cash and cash equivalents at beginning of period	5,610	27,331
Cash and cash equivalents at end of period	$2,228	$29,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$13,871	$14,340
Cash paid for income taxes	742	2,518
Cash received from income tax refunds	10,334	479
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accrued plant and equipment	$(5,223)	$(4,434)
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
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, the related Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, or SEC, on February 22, 2016.
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
CASH AND CASH EQUIVALENTS
We consider all highly liquid instruments with maturities of three months or less to be cash equivalents.
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of both March 31, 2016 and December 31, 2015, we had $2.3 million classified as current on our Consolidated Balance Sheet.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of March 31, 2016 and December 31, 2015, we had allowances for doubtful accounts of $1.7 million and $1.4 million, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,532.2 million and $1,512.1 million at March 31, 2016 and December 31, 2015, respectively.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets.
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the first quarter of 2016, we repurchased 709,366 shares of our outstanding common stock at an average price of $38.99 per share. As of March 31, 2016, we had up to $72.3 million of authorization remaining pursuant to this stock repurchase program.
On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed that program during the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock under that program at an average price of $53.13 per share.
DERIVATIVES
We had no activity during the three months ended March 31, 2016 and 2015 that required hedge or derivative accounting treatment. However, to help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of March 31, 2016, these contracts covered approximately 43% of our expected average monthly natural gas requirements for the remainder of 2016. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

NOTE 2 Recently Adopted and New Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The standard requires all excess tax benefits and deficiencies to be recognized as income tax expenses or benefits discretely in the reporting period in which they occur. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard was originally issued as effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. However, in July 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. In its approval, the FASB also permitted the early adoption of the standard, but not before the original effective date of fiscal years beginning after December 15, 2016. The standard may be applied under either a retrospective or cumulative effect adoption method. We plan on adopting the standard under the deferred effective date. We are continuing to evaluate our method of adoption and the impact this guidance will have on our consolidated financial statements.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	March 31, 2016	December 31, 2015
Pulp, paperboard and tissue products	$149,636	$156,055
Materials and supplies	79,854	80,020
Logs, pulpwood, chips and sawdust	13,929	19,498
	$243,419	$255,573

NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	March 31, 2016
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(23,917)	$17,084
Trade names and trademarks	10.0	3,286	(1,725)	1,561
Non-compete agreements	5.0	574	(466)	108
		$44,861	$(26,108)	$18,753

	December 31, 2015
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(22,778)	$18,223
Trade names and trademarks	10.0	3,286	(1,643)	1,643
Non-compete agreements	5.0	574	(450)	124
		$44,861	$(24,871)	$19,990
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
For the three months ended March 31, 2016 and 2015, the effective tax rates attributable to continuing operations were as follows:

	Three Months Ended March 31,
	2016	2015
Statutory federal income tax rate	35.0%	35.0%
State taxes, net of credits	3.6	2.3
Change in valuation allowances	0.4	1.0
Federal manufacturing deduction	(1.7)	(3.3)
Change in uncertain tax positions	2.3	(13.4)
Interest accrued on uncertain tax positions	0.1	0.1
Federal credits and audit adjustments	(0.7)	(0.4)
Return to provision adjustments	—	1.4
Other	(0.2)	0.1
Effective tax rate	38.8%	22.8%
Our estimated annual effective tax rate for the first quarter of 2016 is approximately 36%, compared with approximately 35% for the comparable interim period in 2015. The increase is due to changes in state tax rates.
During the three months ended March 31, 2015, the Company reduced the reserve for uncertain tax positions due to statute expirations related to the research and development credit of approximately $1.0 million.

NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	March 31, 2016	December 31, 2015
Trade accounts payable	$111,157	$128,045
Accrued wages, salaries and employee benefits	42,853	43,997
Accrued discounts and allowances	8,911	8,954
Accrued taxes other than income taxes payable	5,891	5,112
Accrued interest	4,848	11,981
Accrued utilities	4,659	7,536
Other	14,501	14,743
	$192,820	$220,368
NOTE 7 Debt
REVOLVING CREDIT FACILITY
As of March 31, 2016, $6.0 million was outstanding under the credit facility, and $5.8 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, at LIBOR plus between 1.25% and 1.75% and (ii) for base rate loans, a per annum rate equal to the greater of the following rates plus between 0.25% and 0.75%: (a) the rate of interest announced by Bank of America from time to time as its prime rate for such day; (b) the weighted average of interest rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.00%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of March 31, 2016, we would have been permitted to draw an additional $113.2 million under the credit facility at LIBOR plus 1.25%, or base rate plus 0.25%.
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	March 31, 2016	December 31, 2015
Long-term lease obligations, net of current portion	$23,850	$24,054
Deferred compensation	8,939	10,755
Deferred proceeds	8,811	9,386
Other	2,179	2,543
	$43,779	$46,738

NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2015	$(55,548)	$(55,548)
Other comprehensive income, net of tax[1]	655	655
Balance at March 31, 2016	$(54,893)	$(54,893)

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2014	$(70,863)	$(70,863)
Other comprehensive income, net of tax[1]	1,557	1,557
Balance at March 31, 2015	$(69,306)	$(69,306)

[1]
For the three months ended March 31, 2016 and 2015, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss included $1.5 million and $3.1 million, respectively, of actuarial loss amortization, as well as $0.4 million and $0.5 million, respectively, of prior service credit amortization, all net of tax totaling $0.4 million and $1.0 million, respectively. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended March 31,
(In thousands)	2016	2015	2016	2015
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$398	$316	$74	$148
Interest cost	3,628	3,490	766	1,048
Expected return on plan assets	(4,883)	(4,984)	—	—
Amortization of prior service cost (credit)	5	18	(428)	(545)
Amortization of actuarial loss (gain)	2,884	3,083	(1,383)	—
Net periodic cost	$2,032	$1,923	$(971)	$651

During the three months ended March 31, 2016, we made no contributions to our qualified pension plans. We do not expect to make contributions in 2016.
During the three months ended March 31, 2016, we made contributions of $0.1 million to our company-sponsored non-qualified pension plan, and we estimate contributions will total $0.4 million in 2016. We do not anticipate funding our OPEB plans in 2016 except to pay benefit costs as incurred during the year by plan participants.
During the three months ended March 31, 2016, $0.7 million of net periodic pension and OPEB costs were charged to "Cost of sales," and $0.4 million were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations. During the three months ended March 31, 2015, $1.8 million of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.8 million were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations.

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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended March 31,
	2016	2015
Basic average common shares outstanding[1]	17,531,703	19,334,729
Incremental shares due to:
Restricted stock units	48,033	55,734
Performance shares	23,396	74,306
Diluted average common shares outstanding	17,603,132	19,464,769

Basic net earnings per common share	$1.05	$0.30
Diluted net earnings per common share	1.05	0.30

Anti-dilutive shares excluded from calculation	710,062	399,452

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.

NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Restricted stock units	$293	$411
Performance shares	616	879
Stock options	537	349
Total employee equity-based compensation	$1,446	$1,639
During the first three months of 2016, 3,000 restricted stock units were settled and distributed. After adjusting for minimum tax withholdings, a net 1,892 shares were issued. The minimum tax withholdings payment made during the first quarter of 2016 was less than $0.1 million.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the three months ended March 31, 2016 and the grant-date fair value of the awards:

	Three Months Ended
	March 31, 2016
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	44,323	$38.98
Performance shares	92,944	39.70
Stock options	278,832	14.42
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation expense of $0.7 million and a benefit of $0.5 million for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheet were $7.8 million and $2.4 million, respectively. At December 31, 2015, liability amounts associated with director equity-based compensation included in "Other long-term obligations" totaled $9.4 million.

NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	March 31,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents, restricted cash and short-term investments (Level 1)	$5,298	$5,298	$8,130	$8,130
Revolving credit facility borrowings (Level 1)	6,005	6,005	—	—
Long-term debt (Level 1)	575,000	555,250	575,000	558,250
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
NOTE 14 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended March 31,
(In thousands)	2016	2015
Segment net sales:
Consumer Products	$245,018	$235,176
Pulp and Paperboard	192,186	198,850
Total segment net sales	$437,204	$434,026

Operating income (loss):
Consumer Products	$18,390	$12,395
Pulp and Paperboard	35,163	16,194
	53,553	28,589
Corporate	(15,791)	(13,352)
Income from operations	$37,762	$15,237

Depreciation and amortization:
Consumer Products	$13,759	$12,977
Pulp and Paperboard	6,367	7,311
Corporate	1,024	720
Total depreciation and amortization	$21,150	$21,008

NOTE 15 Supplemental Guarantor Financial Information
All of our direct and indirect subsidiaries guarantee our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes, and our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2014 Notes and 2013 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2016

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$419,046	$77,625	$(59,467)	$437,204
Cost and expenses:
Cost of sales	(356,714)	(71,400)	59,467	(368,647)
Selling, general and administrative expenses	(26,837)	(3,958)	—	(30,795)
Total operating costs and expenses	(383,551)	(75,358)	59,467	(399,442)
Income from operations	35,495	2,267	—	37,762
Interest expense, net	(7,643)	—	—	(7,643)
Earnings before income taxes	27,852	2,267	—	30,119
Income tax provision	(10,470)	(1,203)	—	(11,673)
Equity in income of subsidiary	1,064	—	(1,064)	—
Net earnings	$18,446	$1,064	$(1,064)	$18,446
Other comprehensive income, net of tax	655	—	—	655
Comprehensive income	$19,101	$1,064	$(1,064)	$19,101
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2015

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$395,387	$73,328	$(34,689)	$434,026
Cost and expenses:
Cost of sales	(351,046)	(73,475)	34,689	(389,832)
Selling, general and administrative expenses	(24,788)	(4,169)	—	(28,957)
Total operating costs and expenses	(375,834)	(77,644)	34,689	(418,789)
Income (loss) from operations	19,553	(4,316)	—	15,237
Interest expense, net	(7,767)	(15)	—	(7,782)
Earnings (loss) before income taxes	11,786	(4,331)	—	7,455
Income tax provision	(3,228)	(342)	1,872	(1,698)
Equity in loss of subsidiary	(4,673)	—	4,673	—
Net earnings (loss)	$3,885	$(4,673)	$6,545	$5,757
Other comprehensive income, net of tax	1,557	—	—	1,557
Comprehensive income (loss)	$5,442	$(4,673)	$6,545	$7,314

Clearwater Paper Corporation
Consolidating Balance Sheet
At March 31, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$2,228	$—	$—	$2,228
Restricted cash	2,270	—	—	2,270
Receivables, net	119,319	15,556	—	134,875
Taxes receivable	646	33	—	679
Inventories	209,823	33,596	—	243,419
Other current assets	8,880	496	—	9,376
Total current assets	343,166	49,681	—	392,847
Property, plant and equipment, net	729,072	144,040	—	873,112
Goodwill	209,087	—	—	209,087
Intangible assets, net	3,918	14,835	—	18,753
Intercompany receivable (payable)	10,088	(10,088)	—	—
Investment in subsidiary	140,822	—	(140,822)	—
Pension assets	1,086	—	—	1,086
Other assets, net	4,680	977	(1,328)	4,329
TOTAL ASSETS	$1,441,919	$199,445	$(142,150)	$1,499,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility borrowings	$6,005	$—	$—	$6,005
Accounts payable and accrued liabilities	173,306	19,514	—	192,820
Current liability for pensions and other postretirement employee benefits	7,559	—	—	7,559
Total current liabilities	186,870	19,514	—	206,384
Long-term debt	569,179	—	—	569,179
Liability for pensions and other postretirement employee benefits	87,609	—	—	87,609
Other long-term obligations	43,293	486	—	43,779
Accrued taxes	718	807	—	1,525
Deferred tax liabilities	86,544	37,816	(1,328)	123,032
Accumulated other comprehensive loss, net of tax	(54,893)	—	—	(54,893)
Stockholders' equity excluding accumulated other comprehensive loss	522,599	140,822	(140,822)	522,599
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,441,919	$199,445	$(142,150)	$1,499,214

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$5,610	$—	$—	$5,610
Restricted cash	2,270	—	—	2,270
Short-term investments	250	—	—	250
Receivables, net	123,131	15,921	—	139,052
Taxes receivable	16,221	(1,370)	—	14,851
Inventories	219,130	36,443	—	255,573
Other current assets	8,838	493	—	9,331
Total current assets	375,450	51,487	—	426,937
Property, plant and equipment, net	719,436	147,102	—	866,538
Goodwill	209,087	—	—	209,087
Intangible assets, net	4,180	15,810	—	19,990
Intercompany receivable (payable)	14,013	(15,151)	1,138	—
Investment in subsidiary	139,758	—	(139,758)	—
Pension assets	596	—	—	596
Other assets, net	4,142	79	—	4,221
TOTAL ASSETS	$1,466,662	$199,327	$(138,620)	$1,527,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$196,891	$23,477	$—	$220,368
Current liability for pensions and other postretirement employee benefits	7,559	—	—	7,559
Total current liabilities	204,450	23,477	—	227,927
Long-term debt	568,987	—	—	568,987
Liability for pensions and other postretirement employee benefits	89,057	—	—	89,057
Other long-term obligations	46,182	556	—	46,738
Accrued taxes	874	802	—	1,676
Deferred tax liabilities	82,246	34,734	1,138	118,118
Accumulated other comprehensive loss, net of tax	(55,548)	—	—	(55,548)
Stockholders’ equity excluding accumulated other comprehensive loss	530,414	139,758	(139,758)	530,414
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,466,662	$199,327	$(138,620)	$1,527,369

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$18,446	$1,064	$(1,064)	$18,446
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	16,061	5,089	—	21,150
Equity-based compensation expense	2,172	—	—	2,172
Deferred tax provision	3,329	2,174	(1,138)	4,365
Employee benefit plans	(1,389)	—	—	(1,389)
Deferred issuance costs on long-term debt	213	—	—	213
Non-cash adjustments to unrecognized taxes	(156)	5	—	(151)
Changes in working capital, net	(11,062)	1,514	—	(9,548)
Changes in taxes receivable, net	15,575	(1,403)	—	14,172
Other, net	(338)	(70)	—	(408)
Net cash flows from operating activities	42,851	8,373	(2,202)	49,022
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	250	—	—	250
Additions to plant and equipment	(27,475)	(3,480)	—	(30,955)
Net cash flows from investing activities	(27,225)	(3,480)	—	(30,705)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(27,661)	—	—	(27,661)
Investment from (to) parent	2,691	(4,893)	2,202	—
Borrowings on revolving credit facility	123,287	—	—	123,287
Repayments of revolving credit facility borrowings	(117,282)	—	—	(117,282)
Payment of tax withholdings on equity-based payment arrangements	(43)	—	—	(43)
Net cash flows from financing activities	(19,008)	(4,893)	2,202	(21,699)
Decrease in cash and cash equivalents	(3,382)	—	—	(3,382)
Cash and cash equivalents at beginning of period	5,610	—	—	5,610
Cash and cash equivalents at end of period	$2,228	$—	$—	$2,228

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$3,885	$(4,673)	$6,545	$5,757
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	16,114	4,894	—	21,008
Equity-based compensation expense	1,169	—	—	1,169
Deferred tax (benefit) provision	(3,231)	44	1,857	(1,330)
Employee benefit plans	809	—	—	809
Deferred issuance costs on long-term debt	178	—	—	178
Disposal of plant and equipment, net	—	(30)	—	(30)
Non-cash adjustments to unrecognized taxes	(983)	(7)	—	(990)
Changes in working capital, net	1,537	1,920	—	3,457
Changes in taxes receivable, net	6,760	(15,758)	10,253	1,255
Excess tax benefits from equity-based payment arrangements	(343)	—	—	(343)
Funding of qualified pension plans	(1,561)	—	—	(1,561)
Other, net	(1,261)	(66)	—	(1,327)
Net cash flows from operating activities	23,073	(13,676)	18,655	28,052
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	39,000	—	—	39,000
Additions to plant and equipment	(23,262)	(1,978)	—	(25,240)
Proceeds from sale of assets	—	506	—	506
Net cash flows from investing activities	15,738	(1,472)	—	14,266
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(37,148)	—	—	(37,148)
Investment from parent	3,507	15,148	(18,655)	—
Payment of tax withholdings on equity-based payment arrangements	(3,048)	—	—	(3,048)
Excess tax benefits from equity-based payment arrangements	343	—	—	343
Net cash flows from financing activities	(36,346)	15,148	(18,655)	(39,853)
Decrease in cash	2,465	—	—	2,465
Cash at beginning of period	27,331	—	—	27,331
Cash at end of period	$29,796	$—	$—	$29,796

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding benefit plan funding, the costs, timing and benefits associated with strategic capital investments including our continuous pulp digester project, stock repurchase program, the timing of and costs related to major maintenance and repairs, energy costs, interest expenses, tax rates, and cash flows. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2015 Form 10-K, as well as the following:

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors in North America and abroad;

•	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

•	changes in customer product preferences and competitors' product offerings;

•	the loss of or changes in prices in regards to a significant customer;

•	cyclical industry conditions;

•	changes in the cost and availability of wood fiber and wood pulp;

•	inability to successfully implement our operational efficiencies and expansion strategies;

•	changes in transportation costs and disruptions in transportation services;

•	customer acceptance, timing and quantity of purchases of our tissue products;

•	changes in costs and availability of packaging supplies, chemicals, energy and maintenance and repairs;

•	environmental liabilities or expenditures;

•	labor disruptions;

•	manufacturing or operating disruptions, including IT system and IT system implementation failures, equipment malfunction and damage to our manufacturing facilities;

•	changes in expenses and required contributions associated with our pension plans;

•	reliance on a limited number of third-party suppliers for raw materials;

•	inability to fund our debt obligations;

•	restrictions on our business from debt covenants and terms; and

•	changes in laws, regulations or industry standards affecting our business.
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
Recent Events
Strategic Capital Projects
As part of our focus on strategic capital spending on projects that we expect to provide a positive return on investments, we announced on September 8, 2015 the construction of a continuous pulp digester project at our Lewiston, Idaho, pulp and paperboard facility. We estimate that the total cost for this pulp optimization project will be approximately $150-$160 million, excluding estimated capitalized interest. As of March 31, 2016, we have incurred a total of $40.5 million in total project costs, of which $9.5 million was incurred in the first quarter of 2016. We have also capitalized $0.8 million of interest related to the project, of which $0.4 million was incurred in the first quarter of 2016. We expect to spend an additional $52 million on this project in 2016 and the remaining balance thereafter. Construction on this project began in 2015 and is expected to be completed in the second half of 2017. We anticipate that this project will significantly reduce air emissions, result in operational improvements through increased pulp quality and production, and lower our costs through the more efficient utilization of wood chips.
Capital Allocation
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the first quarter of 2016, we repurchased 709,366 shares of our outstanding common stock at an average price of $38.99 per share. As of  March 31, 2016, we had up to  $72.3 million of authorization remaining pursuant to this stock repurchase program.
On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed that program during the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock under that program at an average price of $53.13 per share.
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

Operating costs
	Three Months Ended March 31,
(Dollars in thousands)	2016		2015
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$48,130	13.1%	$47,728	12.2%
Transportation[1]	44,613	12.1	43,803	11.2
Chemicals	42,243	11.4	43,159	11.1
Chips, sawdust and logs	37,065	10.1	35,276	9.0
Energy	22,396	6.1	28,488	7.3
Maintenance and repairs[2]	18,305	5.0	29,456	7.6
Packaging supplies	21,169	5.7	24,169	6.2
Depreciation	18,766	5.0	18,969	4.9
	$252,687	68.5%	$271,048	69.5%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.

Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three months ended March 31, 2016, total purchased pulp costs were relatively flat compared to the same period in 2015, increasing by $0.4 million. Increased shipments were the primary driver of the increase, as external pulp pricing decreased and internal pulp usage increased when compared to the first quarter of 2015.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. We experienced favorable fuel and line haul rates in the first quarter of 2016, compared to the same period in 2015. Overall transportation costs for the first quarter of 2016 were $0.8 million higher due to increased shipments of both tissue and paperboard.
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
Our chemical costs during the three months ended March 31, 2016 decreased $0.9 million compared to the same period in 2015 primarily due to favorable polyethylene pricing.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs for chips, sawdust and logs for the three months ended March 31, 2016, increased $1.8 million compared to the same period in 2015. The higher overall costs were due to increased production in the first quarter of 2016 compared to the same period of 2015 during which a planned major maintenance outage occurred at our Idaho pulp and paperboard facility. Improved pricing at our Arkansas pulp and paperboard facility partially offset the overall cost increases.
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
Energy costs for the three months ended March 31, 2016, decreased $6.1 million compared to the same period in 2015 due to lower pricing for natural gas, electricity and hog fuel.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of March 31, 2016, these contracts covered approximately 43% of our expected average monthly natural gas requirements for the remainder of 2016.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the first quarter of 2016, maintenance and repair spending decreased $11.2 million compared to the first quarter of 2015, a period in which we had eleven days of paper machine downtime at our Idaho facility at a cost of approximately $15 million. There were no major maintenance outages during the first quarter of 2016. We expect our 2016 planned major maintenance to be approximately $15 to $18 million at our Idaho facility during the third quarter of 2016. This planned major maintenance is expected to result in five days of paper machine downtime.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. During the three months ended March 31, 2016, we spent $25.7 million on capital expenditures, which included $17.9 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment, compared to $20.8 million of capital expenditures during the first quarter of 2015.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For the quarter ended March 31, 2016, packaging costs decreased by $3.0 million compared to the same period in 2015 due to favorable pricing for packaging supplies.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three months ended March 31, 2016, decreased $0.2 million compared to the same period in 2015.

Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. We experienced lower wage and benefit expenses during the three months ended March 31, 2016, compared to the same period in 2015, due primarily to $1.7 million of costs incurred in the first quarter of 2015 associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Lewiston, Idaho.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the first quarter of 2016 and 2015 were $30.8 million and $29.0 million, respectively. The higher expense was primarily a result of  $0.7 million of mark-to-market expense during the first quarter of 2016, compared to a mark-to-market benefit of $0.5 million for the first quarter of 2015, related to our directors' common stock units, which will ultimately be settled in cash. In addition, higher bad debt expense of $0.4 million contributed to the increased selling, general and administrative expenses for the first quarter of 2016.
Interest expense
Interest expense for the three months ended March 31, 2016 and 2015 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. Interest expense for both three-month periods also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. Interest expense in the first quarter of 2016 was relatively flat when compared to the first quarter of 2015, with a slight decrease associated with capitalized interest.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended March 31,
(Dollars in thousands)	2016		2015
Net sales	$437,204	100.0%	$434,026	100.0%
Costs and expenses:
Cost of sales	(368,647)	84.3	(389,832)	89.8
Selling, general and administrative expenses	(30,795)	7.0	(28,957)	6.7
Total operating costs and expenses	(399,442)	91.4	(418,789)	96.5
Income from operations	37,762	8.6	15,237	3.5
Interest expense, net	(7,643)	1.7	(7,782)	1.8
Earnings before income taxes	30,119	6.9	7,455	1.7
Income tax provision	(11,673)	2.7	(1,698)	0.4
Net earnings	$18,446	4.2%	$5,757	1.3%
Net sales—First quarter 2016 net sales increased by $3.2 million compared to the first quarter of 2015. Net sales for the period were favorably impacted by higher shipments of both paperboard and tissue. These volume increases were partially offset by lower pricing and a shift in sales mix during the first quarter of 2016 from retail to parent roll tissue and from extruded to non-extruded paperboard. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 84.3% of net sales for the first quarter of 2016 and 89.8% of net sales for the same period in 2015. Our overall cost of sales were 5.5% lower than the first quarter of 2015, primarily due to no major maintenance costs in the first quarter of 2016 compared to approximately $15 million of planned major maintenance costs that were incurred at our Idaho pulp and paperboard facility during the first quarter of 2015. Lower energy and packaging costs also favorably affected the comparison to the prior year period. In addition, cost of sales for the first quarter of 2015 included $1.7 million of costs associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Idaho and increased chip pricing at our Arkansas pulp and paperboard facility due to supply constraints resulting from wet weather conditions.
Selling, general and administrative expenses—Selling, general and administrative expenses for the first quarter of 2016 increased $1.8 million compared to the first quarter of 2015. The higher expense was primarily a result of $0.7 million of mark-to-market expense during the first quarter of 2016, compared to a $0.5 million mark-to-market benefit during the  first quarter of 2015, related to our directors' common stock units, which will ultimately be settled in cash. In addition, higher bad debt expense of $0.4 million contributed to the increased selling, general and administrative expenses for the first quarter of 2016.
Interest expense—Interest expense for the first quarter of 2016 decreased by $0.1 million due primarily to capitalized interest of $0.4 million, partially offset by interest expense associated with borrowings on our revolving credit facility.
Income tax provision—We recorded an income tax provision of $11.7 million in the three months ended March 31, 2016, compared to $1.7 million in the same period of 2015. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended March 31, 2016 was approximately 39% compared to a rate of approximately 23% for the same period of 2015. The rate in 2015 was beneficially impacted by discrete items primarily related to the release of uncertain tax positions.
During the first quarters of 2016 and 2015, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the three months ended March 31, 2016 would have been approximately 39% compared to an adjusted rate of approximately 24% for the three months ended March 31, 2015. The following table details these items:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Income tax provision	$(11,673)	$(1,698)
Special items, tax impact:
Directors' equity-based compensation (expense) benefit	(261)	145
Costs associated with Long Island facility closure	(155)	(171)
Costs associated with labor agreement	—	(533)
Gain associated with the sale of the specialty mills	—	40
Adjusted income tax provision	$(12,089)	$(2,217)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$245,018	$235,176
Operating income	18,390	12,395
Percent of net sales	7.5%	5.3%

Shipments (short tons)
Non-retail	24,358	21,107
Retail	75,027	71,102
Total tissue tons	99,385	92,209
Converted products cases (in thousands)	12,990	13,025

Sales price (per short ton)
Non-retail	$1,477	$1,475
Retail	2,784	2,864
Total tissue	$2,464	$2,546
Our Consumer Products segment's net sales for the first quarter of 2016 increased $9.8 million compared to the first quarter of 2015 due to increases in both retail and non-retail tons sold. The retail sales increase was driven by higher hybrid towel sales, partially offset by decreases in bath, TAD towel and facial sales. Overall, the segment sales prices were impacted by product mix, which shifted slightly from retail to parent roll, in addition to all retail shifting to a higher mix of hybrid towels that have a lower sales price.
Segment operating income for the first quarter of 2016 increased by $6.0 million compared to the first quarter of 2015. In addition to increased sales volume, operating income increased compared to the first quarter of 2015 due to lower energy costs resulting from favorable natural gas pricing, as well as lower purchased pulp costs due to favorable pulp pricing, higher usage of internally produced pulp, improved absorption of fixed costs on higher production volumes and lower costs for packaging supplies.
Pulp and Paperboard

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$192,186	$198,850
Operating income	35,163	16,194
Percent of net sales	18.3%	8.1%

Paperboard shipments (short tons)	201,340	191,635
Paperboard sales price (per short ton)	$952	$1,031
Net sales for the Pulp and Paperboard segment decreased by $6.7 million during the first quarter of 2016, compared to the first quarter of 2015. The decrease was primarily due to a 7.7% decrease in net selling prices, a portion of which was due to a mix shift from higher priced extruded paperboard sales toward non-extruded paperboard sales. These unfavorable pricing impacts were partially offset by higher shipments, which increased 5.1% compared to first quarter 2015.
Operating income for the segment increased $19.0 million during the first quarter of 2016, compared to the first quarter of 2015, primarily due to the absence of approximately $15 million of planned major maintenance that was incurred at our Idaho facility in the first quarter of 2015. In addition, operating income increased due to lower energy costs resulting from favorable pricing for natural gas, electricity and hog fuel, as well as lower wood fiber costs at our Arkansas facility, and favorable polyethylene pricing. These decreased costs were partially offset by higher wood fiber prices at our Idaho facility.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Net earnings	$18,446	$5,757
Interest expense, net	7,643	7,782
Income tax provision	11,673	1,698
Depreciation and amortization expense	21,150	21,008
EBITDA	$58,912	$36,245
Directors' equity-based compensation expense (benefit)	726	(470)
Costs associated with Long Island facility closure	432	554
Costs associated with labor agreement	—	1,730
Gain associated with the sale of the specialty mills	—	(131)
Adjusted EBITDA	$60,070	$37,928
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the three months ended March 31, 2016 and 2015:

(In thousands)	2016	2015
Net cash flows from operating activities	$49,022	$28,052
Net cash flows from investing activities	(30,705)	14,266
Net cash flows from financing activities	(21,699)	(39,853)
Cash Flows Summary
Net cash flows from operating activities for the three months ended March 31, 2016 increased by $21.0 million compared to the same period in 2015. The increase in operating cash flows was largely due to higher earnings, after adjusting for non-cash related items and a $12.9 million change in taxes receivable due largely to amounts received from income tax refunds during the first quarter of 2016. These increases in cash from operating activities were partially offset by $9.5 million of cash flows used in working capital in the first quarter of 2016 compared to $3.5 million of cash flows generated from working capital in the first quarter of 2015. The cash flows used in working capital during the first quarter of 2016 were primarily driven by a decrease in accounts payable and accrued liabilities.
Net cash flows from investing activities decreased by $45.0 million. Capital spending for plant and equipment increased by $5.7 million compared to the first quarter of 2015. The increase in capital spending is due in part to our focus on strategic capital projects, including our continuous pulp digester project at our Lewiston, Idaho facility. In addition, net investing cash flows were also impacted by the conversion of $0.3 million of short-term investments into cash during the first three months of 2016, compared to the conversion of $39.0 million of short-term investments into cash during the same period of 2015.

Net cash flows used for financing activities were $21.7 million for the first quarter of 2016, and were largely driven by $27.7 million in repurchases of our outstanding common stock pursuant to our most recent $100 million stock repurchase program. Net cash flows used for financing activities were $39.9 million for the first quarter of 2015, due largely to $37.1 million in repurchases of our outstanding common stock pursuant to a previous stock repurchase program. In addition to the stock repurchase activity, we had net borrowings of $6.0 million on our credit facility in the first quarter of 2016.
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
Debt Arrangements
Our annual debt service obligation, consisting of cash payments for interest on the 2013 Notes and the 2014 Notes, is estimated to be $28.5 million for 2016.
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
Credit Arrangements
As of March 31, 2016, there were $6.0 million of borrowings outstanding under the credit facility and $5.8 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, at LIBOR plus between 1.25% and 1.75% and (ii) for base rate loans, at a per annum rate equal to the greater of the following rates plus between 0.25% and 0.75%: (a) the rate of interest announced by Bank of America from time to time as its prime rate for such day; (b) the weighted average of interest rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.00%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of March 31, 2016, we would have been permitted to draw an additional $113.2 million under the credit facility at LIBOR plus 1.25%, or base rate plus 0.25%.
CONTRACTUAL OBLIGATIONS
As of March 31, 2016, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
As of March 31, 2016, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of March 31, 2016, there were $6.0 million in borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have an approximate $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of March 31, 2016, these contracts covered approximately 43% of our expected average monthly natural gas requirements for the remainder of 2016.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2016. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
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

ITEM 1A.
Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, entitled “Risk Factors.”

ITEM 2.
Unregistered Sales of Equity Securities and Uses of Proceeds
Issuer Purchases of Equity Securities
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the first quarter of 2016, we repurchased 709,366 shares of our outstanding common stock at an average price of $38.99 per share. As of March 31, 2016, we had up to $72.3 million of authorization remaining pursuant to this stock repurchase program.
The following table provides information about share repurchases that we made during the three months ended March 31, 2016 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2016 to January 31, 2016	—	$—	—	$100,000
February 1, 2016 to February 29, 2016	484,666	$36.55	484,666	$82,285
March 1, 2016 to March 31, 2016	224,700	$44.26	224,700	$72,339
Total	709,366	$38.99	709,366

ITEM 6.
Exhibits
The exhibit index is located on page 31 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: May 4, 2016	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: May 4, 2016	By	/s/ ROBERT N. DAMMARELL
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