Form 10-Q
period 2016-06-30
Clearwater Paper Corp
filed 2016-07-27
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of July 22, 2016 was 16,992,902.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$436,671	$444,558	$873,875	$878,584
Costs and expenses:
Cost of sales	(361,851)	(384,347)	(730,498)	(774,179)
Selling, general and administrative expenses	(34,655)	(28,138)	(65,450)	(57,095)
Total operating costs and expenses	(396,506)	(412,485)	(795,948)	(831,274)
Income from operations	40,165	32,073	77,927	47,310
Interest expense, net	(7,396)	(7,774)	(15,039)	(15,556)
Earnings before income taxes	32,769	24,299	62,888	31,754
Income tax provision	(11,905)	(8,702)	(23,578)	(10,400)
Net earnings	$20,864	$15,597	$39,310	$21,354
Net earnings per common share:
Basic	$1.22	$0.82	$2.27	$1.11
Diluted	1.21	0.81	2.26	1.10
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$20,864	$15,597	$39,310	$21,354
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $276, $1,261, $865, and $2,467	427	1,965	1,339	3,842
Amortization of prior service credit included in net periodic cost, net of tax of $(166), $(204), $(332), and $(411)	(256)	(321)	(513)	(641)
Other comprehensive income, net of tax	171	1,644	826	3,201
Comprehensive income	$21,035	$17,241	$40,136	$24,555
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,395	$5,610
Restricted cash	2,270	2,270
Short-term investments	—	250
Receivables, net	143,061	139,052
Taxes receivable	744	14,851
Inventories	248,934	255,573
Other current assets	7,659	9,331
Total current assets	412,063	426,937
Property, plant and equipment, net	881,975	866,538
Goodwill	209,087	209,087
Intangible assets, net	17,517	19,990
Pension assets	1,555	596
Other assets, net	4,535	4,221
TOTAL ASSETS	$1,526,732	$1,527,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$208,292	$220,368
Current liability for pensions and other postretirement employee benefits	7,559	7,559
Total current liabilities	215,851	227,927
Long-term debt	569,371	568,987
Liability for pensions and other postretirement employee benefits	86,465	89,057
Other long-term obligations	42,873	46,738
Accrued taxes	1,516	1,676
Deferred tax liabilities	127,762	118,118
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,208,242 and 24,193,098 shares issued	2	2
Additional paid-in capital	343,155	340,095
Retained earnings	559,617	520,307
Treasury stock, at cost, common shares-7,215,340 and 6,380,309 shares repurchased	(365,158)	(329,990)
Accumulated other comprehensive loss, net of tax	(54,722)	(55,548)
Total stockholders’ equity	482,894	474,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,526,732	$1,527,369
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$39,310	$21,354
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	43,174	41,640
Equity-based compensation expense	7,716	2,019
Deferred tax provision (benefit)	8,674	(2,480)
Employee benefit plans	(2,561)	1,438
Deferred issuance costs on long-term debt	419	446
Disposal of plant and equipment, net	—	272
Non-cash adjustments to unrecognized taxes	(160)	(979)
Changes in working capital, net	(13,394)	29,309
Changes in taxes receivable, net	14,107	1,255
Excess tax benefits from equity-based payment arrangements	(148)	(1,459)
Funding of qualified pension plans	—	(3,179)
Other, net	(722)	(1,726)
Net cash flows from operating activities	96,415	87,910
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	250	(10,000)
Additions to plant and equipment	(57,394)	(55,538)
Proceeds from sale of assets	—	507
Net cash flows from investing activities	(57,144)	(65,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(35,168)	(37,148)
Borrowings on revolving credit facility	477,169	—
Repayments of revolving credit facility borrowings	(477,169)	—
Payment of tax withholdings on equity-based payment arrangements	(466)	(3,048)
Excess tax benefits from equity-based payment arrangements	148	1,459
Other, net	—	(8)
Net cash flows from financing activities	(35,486)	(38,745)
Increase (decrease) in cash and cash equivalents	3,785	(15,866)
Cash and cash equivalents at beginning of period	5,610	27,331
Cash and cash equivalents at end of period	$9,395	$11,465

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$13,368	$14,280
Cash paid for income taxes	10,885	8,030
Cash received from income tax refunds	10,506	2,029
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accrued plant and equipment	$(2,841)	$(5,187)
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
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, the related Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As of both June 30, 2016 and December 31, 2015, we had $2.3 million classified as current on our Consolidated Balance Sheet.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of both June 30, 2016 and December 31, 2015, we had allowances for doubtful accounts of $1.4 million.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,552.4 million and $1,512.1 million at June 30, 2016 and December 31, 2015, respectively.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets.
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 835,031 shares of our outstanding common stock as of June 30, 2016, pursuant to this repurchase program, of which 125,665 shares were repurchased during the second quarter of 2016 at an average price of $59.75 per share. As of June 30, 2016, we had up to $64.8 million of authorization remaining pursuant to this stock repurchase program.
On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed that program during the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock under that program at an average price of $53.13 per share.
DERIVATIVES
We had no activity during the six months ended June 30, 2016 and 2015 that required hedge or derivative accounting treatment. However, to help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of June 30, 2016, these contracts covered approximately 44% of our expected average monthly natural gas requirements for the remainder of 2016. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

NOTE 2 Recently Adopted and New Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The standard requires all excess tax benefits and deficiencies to be recognized as income tax expenses or benefits discretely in the reporting period in which they occur. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We will adopt ASU 2016-09 in the first quarter of 2017 and, based on our preliminary assessment, currently believe the most significant impact of our adoption of ASU 2016-09 to our consolidated financial statements will be to recognize in our provision for income taxes line of our consolidated statement of operations, instead of to consolidated equity, certain tax benefits or tax shortfalls upon a restricted stock award vesting, performance share award settlement, or stock option exercise relative to the deferred tax asset position established.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Based on our preliminary assessment, we determined the adoption will increase both our assets and liabilities presented on our consolidated balance sheets to reflect the ROU assets and corresponding lease liabilities. We are continuing our assessment, which may identify other impacts.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard was originally issued as effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. However, in July 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. In its approval, the FASB also permitted the early adoption of the standard, but not before the original effective date of fiscal years beginning after December 15, 2016. The standard may be applied under either a retrospective or cumulative effect adoption method. We plan on adopting the standard under the deferred effective date. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. Based on our preliminary assessment, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements. We anticipate enhancing our disclosures upon the adoption of this standard. We plan to adopt this standard under the cumulative effect adoption method. We are continuing our assessment, which may identify other impacts.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	June 30, 2016	December 31, 2015
Pulp, paperboard and tissue products	$157,054	$156,055
Materials and supplies	79,782	80,020
Logs, pulpwood, chips and sawdust	12,098	19,498
	$248,934	$255,573

NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	June 30, 2016
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(25,056)	$15,945
Trade names and trademarks	10.0	3,286	(1,807)	1,479
Non-compete agreements	5.0	574	(481)	93
		$44,861	$(27,344)	$17,517

	December 31, 2015
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(22,778)	$18,223
Trade names and trademarks	10.0	3,286	(1,643)	1,643
Non-compete agreements	5.0	574	(450)	124
		$44,861	$(24,871)	$19,990

For each of the three months ended June 30, 2016 and 2015, intangible assets amortization expense was $1.2 million. For each of the six months ended June 30, 2016 and 2015, intangible assets amortization expense was $2.5 million.
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
For the three and six months ended June 30, 2016 and 2015, the effective tax rates attributable to continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of credits	3.6	2.2	3.6	2.2
Change in valuation allowances	(0.2)	0.9	0.1	0.9
Federal manufacturing deduction	(1.7)	(3.1)	(1.7)	(3.1)
Change in uncertain tax positions	0.2	—	1.2	(3.1)
Interest accrued on uncertain tax positions	—	—	—	0.1
Federal credits and audit adjustments	(0.7)	(0.4)	(0.7)	(0.4)
Return to provision adjustments	(0.2)	—	(0.1)	(0.1)
Other	0.3	1.2	—	1.3
Effective tax rate	36.3%	35.8%	37.4%	32.8%
Our estimated annual effective tax rate for 2016 is approximately 37%, compared with approximately 35% for 2015.

NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	June 30, 2016	December 31, 2015
Trade accounts payable	$116,909	$128,045
Accrued wages, salaries and employee benefits	45,137	43,997
Accrued interest	11,930	11,981
Accrued discounts and allowances	9,819	8,954
Accrued taxes other than income taxes payable	6,282	5,112
Accrued utilities	6,202	7,536
Other	12,013	14,743
	$208,292	$220,368
NOTE 7 Debt
REVOLVING CREDIT FACILITY
As of June 30, 2016 and December 31, 2015, there were no borrowings outstanding under the credit facility. As of June 30, 2016, $4.8 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, at LIBOR plus between 1.25% and 1.75% and (ii) for base rate loans, a per annum rate equal to the greater of the following rates plus between 0.25% and 0.75%: (a) the rate of interest announced by Bank of America from time to time as its prime rate for such day; (b) the weighted average of interest rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.00%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of June 30, 2016, we would have been permitted to draw an additional $120.2 million under the credit facility at LIBOR plus 1.25%, or base rate plus 0.25%.
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	June 30, 2016	December 31, 2015
Long-term lease obligations, net of current portion	$23,636	$24,054
Deferred compensation	8,720	10,755
Deferred proceeds	8,235	9,386
Other	2,282	2,543
	$42,873	$46,738

NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2015	$(55,548)	$(55,548)
Other comprehensive income, net of tax[1]	826	826
Balance at June 30, 2016	$(54,722)	$(54,722)

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2014	$(70,863)	$(70,863)
Other comprehensive income, net of tax[1]	3,201	3,201
Balance at June 30, 2015	$(67,662)	$(67,662)

[1]
For the six months ended June 30, 2016 and 2015, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss included $2.2 million and $6.3 million, respectively, of actuarial loss amortization, as well as $0.8 million and $1.1 million, respectively, of prior service credit amortization, all net of tax totaling $0.5 million and $2.1 million, respectively. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended June 30,
(In thousands)	2016	2015	2016	2015
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$382	$307	$51	$33
Interest cost	3,633	3,475	810	892
Expected return on plan assets	(4,878)	(5,074)	(1)	—
Amortization of prior service cost (credit)	6	18	(428)	(543)
Amortization of actuarial loss (gain)	2,761	3,226	(2,058)	—
Net periodic cost	$1,904	$1,952	$(1,626)	$382

	Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$780	$623	$125	$181
Interest cost	7,261	6,965	1,576	1,940
Expected return on plan assets	(9,761)	(10,058)	(1)	—
Amortization of prior service cost (credit)	11	36	(856)	(1,088)
Amortization of actuarial loss (gain)	5,645	6,309	(3,441)	—
Net periodic cost	$3,936	$3,875	$(2,597)	$1,033
During the six months ended June 30, 2016, we made no contributions to our qualified pension plans. During the six months ended June 30, 2015, we made contributions of $3.2 million to our qualified pension plans. We do not expect to make contributions in 2016.
During the six months ended June 30, 2016, we made contributions of $0.2 million to our company-sponsored non-qualified pension plan. We estimate contributions will total $0.4 million in 2016. We do not anticipate funding our OPEB plans in 2016 except to pay benefit costs as incurred during the year by plan participants.

During the three and six months ended June 30, 2016, $0.1 million and $0.8 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales," and $0.1 million and $0.5 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations. During the three and six months ended June 30, 2015, $1.6 million and $3.4 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.7 million and $1.5 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations.
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic average common shares outstanding[1]	17,065,663	19,081,848	17,293,091	19,205,254
Incremental shares due to:
Restricted stock units	53,108	93,459	32,355	74,324
Performance shares	89,783	118,868	60,617	104,330
Stock options	25,441	79	—	459
Diluted average common shares outstanding	17,233,995	19,294,254	17,386,063	19,384,367

Basic net earnings per common share	$1.22	$0.82	$2.27	$1.11
Diluted net earnings per common share	1.21	0.81	2.26	1.10

Anti-dilutive shares excluded from calculation	222,026	265,149	665,605	326,085

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.

NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Restricted stock units	$367	$552	$660	$963
Performance shares	819	1,164	1,436	2,043
Stock options	748	592	1,284	941
Total employee equity-based compensation	$1,934	$2,308	$3,380	$3,947
During the first six months of 2016, 3,000 restricted stock units were settled and distributed in the first quarter, and an additional 20,000 restricted stock units were settled and distributed in the second quarter. After adjusting for minimum tax withholdings, a net 1,892 shares and 13,252 shares were issued during each respective period. For the six months ended June 30, 2016, the minimum tax withholding payments made totaled $0.5 million.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the six months ended June 30, 2016 and the grant-date fair value of the awards:

	Six Months Ended
	June 30, 2016
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	44,627	$39.10
Performance shares	93,397	39.70
Stock options	280,191	14.42
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation expense of $3.6 million and a benefit of $1.5 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, we recorded director equity-based compensation expense of $4.3 million and a benefit of $1.9 million, respectively.
As of June 30, 2016, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheet were $7.5 million and $3.2 million, respectively. At December 31, 2015, liability amounts associated with director equity-based compensation included in "Other long-term obligations" totaled $9.4 million.

NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	June 30,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents, restricted cash and short-term investments (Level 1)	$11,665	$11,665	$8,130	$8,130
Long-term debt (Level 1)	575,000	569,500	575,000	558,250
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
NOTE 14 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Segment net sales:
Consumer Products	$247,912	$239,391	$492,930	$474,567
Pulp and Paperboard	188,759	205,167	380,945	404,017
Total segment net sales	$436,671	$444,558	$873,875	$878,584

Operating income (loss):
Consumer Products	$18,544	$17,032	$36,934	$29,427
Pulp and Paperboard	40,032	27,754	75,195	43,948
	58,576	44,786	112,129	73,375
Corporate	(18,411)	(12,713)	(34,202)	(26,065)
Income from operations	$40,165	$32,073	$77,927	$47,310

Depreciation and amortization:
Consumer Products	$14,203	$13,438	$27,962	$26,415
Pulp and Paperboard	6,449	6,737	12,816	14,048
Corporate	1,372	457	2,396	1,177
Total depreciation and amortization	$22,024	$20,632	$43,174	$41,640

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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2016

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$425,637	$67,824	$(56,790)	$436,671
Cost and expenses:
Cost of sales	(356,698)	(61,943)	56,790	(361,851)
Selling, general and administrative expenses	(30,817)	(3,838)	—	(34,655)
Total operating costs and expenses	(387,515)	(65,781)	56,790	(396,506)
Income from operations	38,122	2,043	—	40,165
Interest expense, net	(7,373)	(23)	—	(7,396)
Earnings before income taxes	30,749	2,020	—	32,769
Income tax provision	(11,124)	(781)	—	(11,905)
Equity in income of subsidiary	1,239	—	(1,239)	—
Net earnings	$20,864	$1,239	$(1,239)	$20,864
Other comprehensive income, net of tax	171	—	—	171
Comprehensive income	$21,035	$1,239	$(1,239)	$21,035
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2016

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$844,683	$145,449	$(116,257)	$873,875
Cost and expenses:
Cost of sales	(713,412)	(133,343)	116,257	(730,498)
Selling, general and administrative expenses	(57,654)	(7,796)	—	(65,450)
Total operating costs and expenses	(771,066)	(141,139)	116,257	(795,948)
Income from operations	73,617	4,310	—	77,927
Interest expense, net	(15,016)	(23)	—	(15,039)
Earnings before income taxes	58,601	4,287	—	62,888
Income tax provision	(21,594)	(1,984)	—	(23,578)
Equity in loss of subsidiary	2,303	—	(2,303)	—
Net earnings	$39,310	$2,303	$(2,303)	$39,310
Other comprehensive income, net of tax	826	—	—	826
Comprehensive income	$40,136	$2,303	$(2,303)	$40,136

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2015

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$401,444	$70,271	$(27,157)	$444,558
Cost and expenses:
Cost of sales	(342,714)	(68,790)	27,157	(384,347)
Selling, general and administrative expenses	(25,431)	(2,707)	—	(28,138)
Total operating costs and expenses	(368,145)	(71,497)	27,157	(412,485)
Income (loss) from operations	33,299	(1,226)	—	32,073
Interest expense, net	(7,715)	(59)	—	(7,774)
Earnings (loss) before income taxes	25,584	(1,285)	—	24,299
Income tax provision	(9,681)	(841)	1,820	(8,702)
Equity in income of subsidiary	(2,126)	—	2,126	—
Net earnings (loss)	$13,777	$(2,126)	$3,946	$15,597
Other comprehensive income, net of tax	1,644	—	—	1,644
Comprehensive income (loss)	$15,421	$(2,126)	$3,946	$17,241
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2015

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$796,831	$143,599	$(61,846)	$878,584
Cost and expenses:
Cost of sales	(693,760)	(142,265)	61,846	(774,179)
Selling, general and administrative expenses	(50,219)	(6,876)	—	(57,095)
Total operating costs and expenses	(743,979)	(149,141)	61,846	(831,274)
Income (loss) from operations	52,852	(5,542)	—	47,310
Interest expense, net	(15,482)	(74)	—	(15,556)
Earnings (loss) before income taxes	37,370	(5,616)	—	31,754
Income tax provision	(12,909)	(1,183)	3,692	(10,400)
Equity in loss of subsidiary	(6,799)	—	6,799	—
Net earnings (loss)	$17,662	$(6,799)	$10,491	$21,354
Other comprehensive income, net of tax	3,201	—	—	3,201
Comprehensive income (loss)	$20,863	$(6,799)	$10,491	$24,555

Clearwater Paper Corporation
Consolidating Balance Sheet
At June 30, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$9,395	$—	$—	$9,395
Restricted cash	2,270	—	—	2,270
Receivables, net	127,823	15,238	—	143,061
Taxes receivable	2,221	35	(1,512)	744
Inventories	216,891	32,043	—	248,934
Other current assets	7,196	463	—	7,659
Total current assets	365,796	47,779	(1,512)	412,063
Property, plant and equipment, net	740,687	141,288	—	881,975
Goodwill	209,087	—	—	209,087
Intangible assets, net	3,657	13,860	—	17,517
Intercompany receivable (payable)	(1,147)	1,147	—	—
Investment in subsidiary	142,061	—	(142,061)	—
Pension assets	1,555	—	—	1,555
Other assets, net	5,043	844	(1,352)	4,535
TOTAL ASSETS	$1,466,739	$204,918	$(144,925)	$1,526,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$185,769	$24,035	$(1,512)	$208,292
Current liability for pensions and other postretirement employee benefits	7,559	—	—	7,559
Total current liabilities	193,328	24,035	(1,512)	215,851
Long-term debt	569,371	—	—	569,371
Liability for pensions and other postretirement employee benefits	86,465	—	—	86,465
Other long-term obligations	42,458	415	—	42,873
Accrued taxes	705	811	—	1,516
Deferred tax liabilities	91,518	37,596	(1,352)	127,762
Stockholders' equity excluding accumulated other comprehensive loss	537,616	142,061	(142,061)	537,616
Accumulated other comprehensive loss, net of tax	(54,722)	—	—	(54,722)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,466,739	$204,918	$(144,925)	$1,526,732

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$5,610	$—	$—	$5,610
Restricted cash	2,270	—	—	2,270
Short-term investments	250	—	—	250
Receivables, net	123,131	15,921	—	139,052
Taxes receivable	16,221	(1,370)	—	14,851
Inventories	219,130	36,443	—	255,573
Other current assets	8,838	493	—	9,331
Total current assets	375,450	51,487	—	426,937
Property, plant and equipment, net	719,436	147,102	—	866,538
Goodwill	209,087	—	—	209,087
Intangible assets, net	4,180	15,810	—	19,990
Intercompany receivable (payable)	14,013	(15,151)	1,138	—
Investment in subsidiary	139,758	—	(139,758)	—
Pension assets	596	—	—	596
Other assets, net	4,142	79	—	4,221
TOTAL ASSETS	$1,466,662	$199,327	$(138,620)	$1,527,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$196,891	$23,477	$—	$220,368
Current liability for pensions and other postretirement employee benefits	7,559	—	—	7,559
Total current liabilities	204,450	23,477	—	227,927
Long-term debt	568,987	—	—	568,987
Liability for pensions and other postretirement employee benefits	89,057	—	—	89,057
Other long-term obligations	46,182	556	—	46,738
Accrued taxes	874	802	—	1,676
Deferred tax liabilities	82,246	34,734	1,138	118,118
Stockholders’ equity excluding accumulated other comprehensive loss	530,414	139,758	(139,758)	530,414
Accumulated other comprehensive loss, net of tax	(55,548)	—	—	(55,548)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,466,662	$199,327	$(138,620)	$1,527,369

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$39,310	$2,303	$(2,303)	$39,310
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	32,905	10,269	—	43,174
Equity-based compensation expense	7,716	—	—	7,716
Deferred tax provision	7,858	1,954	(1,138)	8,674
Employee benefit plans	(2,561)	—	—	(2,561)
Deferred issuance costs on long-term debt	419	—	—	419
Non-cash adjustments to unrecognized taxes	(169)	9	—	(160)
Changes in working capital, net	(18,437)	6,555	(1,512)	(13,394)
Changes in taxes receivable, net	14,000	(1,405)	1,512	14,107
Excess tax benefits from equity-based payment arrangements	(148)	—	—	(148)
Other, net	(706)	(16)	—	(722)
Net cash flows from operating activities	80,187	19,669	(3,441)	96,415
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	250	—	—	250
Additions to plant and equipment	(54,049)	(3,345)	—	(57,394)
Net cash flows from investing activities	(53,799)	(3,345)	—	(57,144)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(35,168)	—	—	(35,168)
Investment from (to) parent	12,883	(16,324)	3,441	—
Borrowings on revolving credit facility	477,169	—	—	477,169
Repayments of revolving credit facility borrowings	(477,169)	—	—	(477,169)
Payment of tax withholdings on equity-based payment arrangements	(466)	—	—	(466)
Excess tax benefits from equity-based payment arrangements	148	—	—	148
Net cash flows from financing activities	(22,603)	(16,324)	3,441	(35,486)
Decrease in cash and cash equivalents	3,785	—	—	3,785
Cash and cash equivalents at beginning of period	5,610	—	—	5,610
Cash and cash equivalents at end of period	$9,395	$—	$—	$9,395

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$17,662	$(6,799)	$10,491	$21,354
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	31,792	9,848	—	41,640
Equity-based compensation expense	2,019	—	—	2,019
Deferred tax (benefit) provision	(4,751)	296	1,975	(2,480)
Employee benefit plans	1,438	—	—	1,438
Deferred issuance costs on long-term debt	446	—	—	446
Disposal of plant and equipment, net	303	(31)	—	272
Non-cash adjustments to unrecognized taxes	(977)	(2)	—	(979)
Changes in working capital, net	23,859	5,450	—	29,309
Changes in taxes receivable, net	6,760	(15,758)	10,253	1,255
Excess tax benefits from equity-based payment arrangements	(1,459)	—	—	(1,459)
Funding of qualified pension plans	(3,179)	—	—	(3,179)
Other, net	(703)	(1,023)	—	(1,726)
Net cash flows from operating activities	73,210	(8,019)	22,719	87,910
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	(10,000)	—	—	(10,000)
Additions to plant and equipment	(52,526)	(3,012)	—	(55,538)
Proceeds from sale of assets	—	507	—	507
Net cash flows from investing activities	(62,526)	(2,505)	—	(65,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(37,148)	—	—	(37,148)
Investment from parent	12,195	10,524	(22,719)	—
Payment of tax withholdings on equity-based payment arrangements	(3,048)	—	—	(3,048)
Excess tax benefits from equity-based payment arrangements	1,459	—	—	1,459
Other, net	(8)	—	—	(8)
Net cash flows from financing activities	(26,550)	10,524	(22,719)	(38,745)
Decrease in cash	(15,866)	—	—	(15,866)
Cash at beginning of period	27,331	—	—	27,331
Cash at end of period	$11,465	$—	$—	$11,465

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding natural gas purchases and requirements, tax rates, benefit plan funding, the costs, timing and benefits associated with strategic capital investments including our continuous pulp digester project, our stock repurchase program, the timing of and costs related to major maintenance and repairs, input costs, and cash flows. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2015 Form 10-K, as well as the following:

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

OVERVIEW
Background
Clearwater Paper manufactures quality consumer tissue, away-from-home tissue, parent roll tissue, bleached paperboard and pulp at manufacturing facilities across the nation. The company is a premier supplier of private label tissue to major retailers and wholesale distributors, including grocery, drug, mass merchant and discount stores. In addition, the company produces bleached paperboard used by quality-conscious printers and packaging converters. Clearwater Paper's employees build shareholder value by developing strong customer partnerships through quality and service.
Recent Events
Strategic Capital Projects
As part of our focus on strategic capital spending on projects that we expect to provide a positive return on investments, we announced on September 8, 2015 the construction of a continuous pulp digester project at our Lewiston, Idaho, pulp and paperboard facility. We estimate that the total cost for this pulp optimization project will be approximately $148-$158 million, excluding estimated capitalized interest. As of June 30, 2016, we have incurred a total of $50.1 million in total project costs, of which $9.6 million was incurred in the second quarter of 2016. We have also capitalized $1.3 million of interest related to the project, of which $0.5 million was incurred in the second quarter of 2016. We expect to spend an additional $42 million on this project in 2016 and the remaining balance thereafter. Construction on this project began in 2015 and is expected to be completed in the second half of 2017. We anticipate that this project will significantly reduce air emissions, result in operational improvements through increased pulp quality and production, and lower our costs through the more efficient utilization of wood chips.
Capital Allocation
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 835,031 shares of our outstanding common stock as of June 30, 2016, pursuant to this repurchase program, of which 125,665 shares were repurchased during the second quarter of 2016 at an average price of $59.75 per share. As of  June 30, 2016, we had up to  $64.8 million of authorization remaining pursuant to this stock repurchase program.
On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed that program during the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock under that program at an average price of $53.13 per share.
Lewiston Power Outage
Due to an electrical malfunction, on July 6, 2016, we experienced a power outage at our Lewiston, Idaho facility, which disrupted production as we brought the facility back on line in stages. We currently estimate that this disruption will reduce our third quarter operating income by approximately $4 million to $5 million, reflecting both repair costs and lost production.

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

Operating costs
	Three Months Ended June 30,
(Dollars in thousands)	2016		2015
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$46,513	12.9%	$45,223	11.8%
Transportation[1]	45,233	12.5	44,776	11.6
Chemicals	40,676	11.2	43,528	11.3
Chips, sawdust and logs	38,543	10.7	35,481	9.2
Energy	18,787	5.2	26,188	6.8
Packaging supplies	21,196	5.9	23,432	6.1
Maintenance and repairs[2]	21,345	5.9	24,124	6.3
Depreciation	19,294	5.3	18,731	4.9
	$251,587	69.5%	$261,483	68.0%

	Six Months Ended June 30,
(Dollars in thousands)	2016		2015
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales
Purchased pulp	$94,643	13.0%	$92,951	12.0%
Transportation[1]	89,846	12.3	88,578	11.4
Chemicals	82,919	11.4	86,687	11.2
Chips, sawdust and logs	75,608	10.4	70,757	9.1
Energy	41,183	5.6	54,676	7.1
Packaging supplies	42,365	5.8	47,601	6.2
Maintenance and repairs[2]	39,650	5.4	53,580	6.9
Depreciation	38,060	5.2	37,700	4.9
	$504,274	69.0%	$532,530	68.8%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.

Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three and six months ended June 30, 2016, total purchased pulp costs increased compared to the same periods in 2015 by $1.3 million and $1.7 million, respectively. Increased tissue shipments were the primary reason for the increase, as external pulp pricing decreased and internal pulp usage increased compared to the comparable periods in 2015.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. We experienced favorable fuel and line haul rates in the three and six months ended June 30, 2016, compared to the same periods in 2015. Overall transportation costs were $0.5 million and $1.3 million higher for the three and six months ended June 30, 2016, respectively, primarily due to increased tissue shipments.
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
Our chemical costs during the three and six months ended June 30, 2016 decreased $2.9 million and $3.8 million, respectively, compared to the same periods in 2015 primarily due to favorable polyethylene pricing.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs for chips, sawdust and logs for the three and six months ended June 30, 2016, increased $3.1 million and $4.9 million, respectively, compared to the same periods in 2015. The higher overall costs for both comparative periods were due to increased production in the three and six months ended June

30, 2016, compared to the same periods of 2015 during which planned major maintenance outages occurred at our Idaho pulp and paperboard facility in the first quarter and our Arkansas pulp and paperboard facility in the second quarter. In addition, pricing has increased at our Idaho pulp and paperboard operation in the 2016 periods compared to the 2015 periods.
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
Energy costs for the three and six months ended June 30, 2016, decreased $7.4 million and $13.5 million, respectively, compared to the same periods in 2015, due to lower pricing for natural gas, electricity and hog fuel. In addition, low natural gas prices for our Idaho facility allowed us to increase gas generated electricity for internal consumption, displacing a portion of higher priced purchased electricity.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of June 30, 2016, these contracts covered approximately 44% of our expected average monthly natural gas requirements for the remainder of 2016.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the second quarter and first half of 2016, maintenance and repair spending decreased $2.8 million and $13.9 million, respectively, compared to the same periods in 2015. There were no major maintenance outages during the first half of 2016, compared to planned major maintenance of approximately $7 million in the second quarter of 2015 and $22 million in the first half of 2015. We expect to incur planned major maintenance costs of approximately $15 to $18 million at our Idaho facility during the third quarter of 2016. This planned major maintenance is expected to result in five days of paper machine downtime.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. During the three and six months ended June 30, 2016, we spent $28.9 million and $54.6 million, respectively, on capital expenditures, which included $17.6 million and $35.5 million, respectively, of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. During the three and six months ended June 30, 2015, we spent $29.6 million and $50.4 million, respectively, on capital expenditures.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For the three and six months ended June 30, 2016, packaging costs decreased by $2.2 million and $5.2 million, respectively, compared to the same periods in 2015 due to favorable pricing for packaging supplies.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and six months ended June 30, 2016, increased $0.6 million and $0.4 million, respectively, compared to the same periods in 2015 as the result of increased depreciation related to capital spending during recent periods.
Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. Other costs decreased in the three and six month periods ended June 30, 2016, in part due to the receipt of a net $2.8 million in partial reimbursement of previously incurred costs related to performance issues with the recovery boiler at our Arkansas pulp and paperboard facility during the second quarter of 2013 through the first quarter of 2015. We also experienced lower wage and benefit expenses during the three and six months ended June 30, 2016, compared to the same period in 2015, due primarily to $1.7 million of costs incurred in the first half of 2015 associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Lewiston, Idaho, as well as lower net pension and other post retirement employee benefit plan expenses in the first half of 2016.

Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the second quarter of 2016 and 2015 were $34.7 million and $28.1 million, respectively. The higher expense was primarily a result of  $3.6 million of mark-to-market expense during the second quarter of 2016, compared to a mark-to-market benefit of $1.5 million for the second quarter of 2015, related to our directors' common stock units which will ultimately be settled in cash. In addition, higher depreciation expense and profit dependent compensation accruals contributed to the increased selling, general and administrative expenses for the second quarter of 2016.
Interest expense
Interest expense for the three months ended June 30, 2016 and 2015 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. Interest expense for both the three and six-month periods also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. Interest expense in the first half of 2016 was slightly lower compared to the first half of 2015 due to the capitalization of interest associated with our continuous pulp digester project.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended June 30,
(Dollars in thousands)	2016		2015
Net sales	$436,671	100.0%	$444,558	100.0%
Costs and expenses:
Cost of sales	(361,851)	82.9	(384,347)	86.5
Selling, general and administrative expenses	(34,655)	7.9	(28,138)	6.3
Total operating costs and expenses	(396,506)	90.8	(412,485)	92.8
Income from operations	40,165	9.2	32,073	7.2
Interest expense, net	(7,396)	1.7	(7,774)	1.7
Earnings before income taxes	32,769	7.5	24,299	5.5
Income tax provision	(11,905)	2.7	(8,702)	2.0
Net earnings	$20,864	4.8%	$15,597	3.5%
Net sales—Second quarter 2016 net sales decreased by $7.9 million compared to the second quarter of 2015. This decrease was primarily the result of lower average paperboard net selling prices during the second quarter of 2016, which were driven by an unfavorable mix shift, and a decrease in paperboard shipments due to increased competition in the domestic market. These decreases were partially offset by an increase in retail tissue shipments. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 82.9% of net sales for the second quarter of 2016 and 86.5% of net sales for the same period in 2015. Our overall cost of sales were $22.5 million lower than the second quarter of 2015, primarily due to the absence of major maintenance costs in the second quarter of 2016 compared to approximately $7 million of planned major maintenance costs incurred at our Arkansas pulp and paperboard facility during the second quarter of 2015, as well as the receipt of a net $2.8 million in partial reimbursement of previously incurred costs related to performance issues with the recovery boiler at our Arkansas pulp and paperboard facility during the second quarter of 2013 through the first quarter of 2015. Lower chemicals, energy and packaging costs also favorably affected the comparison to the prior year period. Higher purchased pulp and transportation costs, as well as higher chips, sawdust and log costs, partially offset the favorable comparisons.
Selling, general and administrative expenses—Selling, general and administrative expenses for the second quarter of 2016 increased $6.5 million compared to the second quarter of 2015. The higher expense was primarily a result of $3.6 million of mark-to-market expense during the second quarter of 2016, compared to a $1.5 million mark-to-market benefit during the  second quarter of 2015, related to our directors' common stock units, which will ultimately be settled in cash. In addition, higher depreciation expense and profit dependent compensation accruals contributed to the increased selling, general and administrative expenses for the second quarter of 2016.
Interest expense—Interest expense for the second quarter of 2016 decreased by $0.4 million due to capitalized interest of $0.5 million.
Income tax provision—We recorded an income tax provision of $11.9 million in the three months ended June 30, 2016, compared to $8.7 million in the same three month period of 2015. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended June 30, 2016 and 2015 was approximately 36%.
During the second quarters of 2016 and 2015, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the three months ended June 30, 2016 and 2015 would have been approximately 36%. The following table details these items:

	Three Months Ended
	June 30,
(In thousands)	2016	2015
Income tax provision	$(11,905)	$(8,702)
Special items, tax impact:
Directors' equity-based compensation (expense) benefit	(1,275)	459
Costs associated with Long Island facility closure	(188)	(231)
Gain associated with the sale of the specialty mills	—	419
Adjusted income tax provision	$(13,368)	$(8,055)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$247,912	$239,391
Operating income	18,544	17,032
Percent of net sales	7.5%	7.1%

Shipments (short tons)
Non-retail	20,028	24,744
Retail	79,095	71,476
Total tissue tons	99,123	96,220
Converted products cases (in thousands)	13,229	13,125

Sales price (per short ton)
Non-retail	$1,496	$1,430
Retail	2,747	2,846
Total tissue	$2,494	$2,482
Our Consumer Products segment's net sales for the second quarter of 2016 increased $8.5 million compared to the second quarter of 2015 due to a 10.7% increase in retail tons sold, partially offset by a decrease in non-retail tons sold. The retail sales increase was driven by higher towel sales, partially offset by decreases in bath and facial tissue sales. In addition, parent roll sales decreased due to inventory level management. Overall, the segment sales prices were impacted favorably by product mix, which shifted slightly from parent roll to retail. In retail sales, there was a mix shift within towels that resulted in a lower average net selling price.
Segment operating income for the second quarter of 2016 increased by $1.5 million compared to the second quarter of 2015 due to the increased retail sales volume and improved mix, as well as lower energy and packaging costs, partially offset by higher transportation costs due to increased shipments and product mix.
Pulp and Paperboard

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$188,759	$205,167
Operating income	40,032	27,754
Percent of net sales	21.2%	13.5%

Paperboard shipments (short tons)	199,132	204,983
Paperboard sales price (per short ton)	$948	$997
Net sales for the Pulp and Paperboard segment decreased by $16.4 million during the second quarter of 2016, compared to the second quarter of 2015. The decrease was due to a 4.9% decrease in net selling prices, a portion of which was due to a mix shift from higher priced extruded paperboard sales toward non-extruded paperboard sales, and decreased shipments due to increased competition in the domestic market.
Operating income for the segment increased $12.3 million during the second quarter of 2016, compared to the second quarter of 2015, primarily due to the absence of approximately $7 million of planned major maintenance costs incurred at our Arkansas facility during the second quarter of 2015 and lower input costs for chemicals, energy, employee benefits, and transportation. In addition, we received a net $2.8 million in partial reimbursement of previously incurred costs related to performance issues with the recovery boiler at our Arkansas pulp and paperboard facility during the second quarter of 2013 through the first quarter of 2015.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Six Months Ended June 30,
(Dollars in thousands)	2016		2015
Net sales	$873,875	100.0%	$878,584	100.0%
Costs and expenses:
Cost of sales	(730,498)	83.6	(774,179)	88.1
Selling, general and administrative expenses	(65,450)	7.5	(57,095)	6.5
Total operating costs and expenses	(795,948)	91.1	(831,274)	94.6
Income from operations	77,927	8.9	47,310	5.4
Interest expense, net	(15,039)	1.7	(15,556)	1.8
Earnings before income taxes	62,888	7.2	31,754	3.6
Income tax provision	(23,578)	2.7	(10,400)	1.2
Net earnings	$39,310	4.5	$21,354	2.4
Net sales—Net sales for the six months ended June 30, 2016 decreased by $4.7 million, or 0.5%, compared to the same period in 2015. This slight decrease was primarily due to lower tissue and paperboard pricing, as well as a shift in product mix during the first half of 2016 from extruded to non-extruded paperboard. These decreases were partially offset by an increase in paperboard and retail tissue shipments. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 83.6% of net sales for the six months ended June 30, 2016 and 88.1% of net sales for the same period in 2015. Our overall costs of sales were lower than the first half of 2015 primarily due to the absence of approximately $22 million of planned major maintenance costs incurred at our Idaho and Arkansas pulp and paperboard facilities during the first half of 2015, as well as lower costs for energy, chemicals, and packaging and the receipt of a net $2.8 million in partial reimbursement of previously incurred costs related to performance issues with the recovery boiler at our Arkansas pulp and paperboard facility during the second quarter of 2013 through the first quarter of 2015. Wage and benefit expenses were also lower during the six months ended June 30, 2016, compared to the same period in 2015, due primarily to lower net pension and other post retirement employee benefit expenses in the first half of 2016 and $1.7 million of costs incurred in the first half of 2015 associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Lewiston, Idaho.
Selling, general and administrative expenses—Selling, general and administrative expenses for the six months ended June 30, 2016 increased $8.4 million compared to the same period in 2015 primarily due to $4.3 million of mark-to-market expense during the first half of 2016, compared to a $1.9 million mark-to-market benefit in the same period of 2015, related to our directors' common stock units, as well as the recognition of a $1.5 million gain during the second quarter of 2015 related to the release of restricted cash balances pertaining to the settlement of a working capital escrow account established in connection with the 2014 sale of our specialty business and mills. In addition, higher depreciation expense, profit dependent compensation accruals and bad debt expense contributed to the increased selling, general and administrative expenses for the first half of 2016.
Interest expense—Interest expense for the six months ended June 30, 2016 decreased by $0.5 million compared to the same period in 2015. The decrease was attributable to capitalized interest of $0.9 million in the first half of 2016.

Income tax provision—We recorded an income tax provision of $23.6 million in the six months ended June 30, 2016, compared to $10.4 million in the same period of 2015. The rate determined under GAAP for the six months ended June 30, 2016 was approximately 38% compared to a rate of approximately 33% for the six months ended June 30, 2015. The net decrease to our effective tax rate in the six months ended June 30, 2015, was primarily the result of state discrete items.
During the six months ended June 30, 2016 and 2015, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the six months ended June 30, 2016 would have been approximately 37% compared to an adjusted rate of approximately 33% for the six months ended June 30, 2015. The following table details these items:

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Income tax provision	$(23,578)	$(10,400)
Special items, tax impact:
Directors' equity-based compensation (expense) benefit	(1,536)	604
Costs associated with Long Island facility closure	(343)	(402)
Gain associated with the sale of the specialty mills	—	459
Costs associated with labor agreement	—	(533)
Adjusted income tax provision	$(25,457)	$(10,272)

Discussion of Business Segments
Consumer Products

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$492,930	$474,567
Operating income	36,934	29,427
Percent of net sales	7.5%	6.2%

Shipments (short tons)
Non-retail	44,386	45,851
Retail	154,122	142,578
Total tissue tons	198,508	188,429
Converted products cases (in thousands)	26,219	26,150

Sales price (per short ton)
Non-retail	$1,486	$1,451
Retail	2,765	2,855
Total tissue	$2,479	$2,513
Net sales for our Consumer Products segment increased $18.4 million for the six months ended June 30, 2016, compared to the same period of 2015, primarily due to increased retail tissue shipments. This increase was driven by higher towel sales, partially offset by decreases in bath and facial sales. In addition, there was a mix shift within towels that resulted a lower average net selling price.
Segment operating income for the six months ended June 30, 2016 increased by $7.5 million compared to the same period of 2015, largely due to lower energy costs resulting from favorable rates, lower costs for packaging supplies, and lower wage and benefit expenses. These favorable changes were partially offset by higher pulp costs, as a result of increased shipments, and higher depreciation expense.
Pulp and Paperboard

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$380,945	$404,017
Operating income	75,195	43,948
Percent of net sales	19.7%	10.9%

Paperboard shipments (short tons)	400,472	396,618
Paperboard sales price (per short ton)	$950	$1,014
Net sales for the Pulp and Paperboard segment decreased by $23.1 million during the six months ended June 30, 2016, compared to the same period of 2015. The decrease was primarily due to a 6.3% decrease in net selling prices, which was due to a mix shift from higher priced extruded paperboard sales toward non-extruded paperboard sales and continuing price pressures in the marketplace. These unfavorable pricing impacts were partially offset by a slight increase in shipments.
Operating income for the segment increased $31.2 million during the six months ended June 30, 2016, compared to the same period of 2015, primarily due to the absence of approximately $22 million of planned major maintenance that was incurred at our Idaho and Arkansas facilities during the first half of 2015. In addition, operating income increased due to lower energy costs resulting from lower electrical rates, increased usage of internally generated electricity and favorable natural gas pricing, lower externally purchased pulp costs due to lower pulp prices and the lack of major maintenance in the first half of 2016, lower transportation costs and favorable polyethylene pricing. We also received a net $2.8 million in partial reimbursement of previously incurred costs related to performance issues with the recovery boiler at our Arkansas pulp and paperboard facility during the second quarter of 2013 through the first quarter of 2015.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net earnings	$20,864	$15,597	$39,310	$21,354
Interest expense, net	7,396	7,774	15,039	15,556
Income tax provision	11,905	8,702	23,578	10,400
Depreciation and amortization expense	22,024	20,632	43,174	41,640
EBITDA	$62,189	$52,705	$121,101	$88,950
Directors' equity-based compensation expense (benefit)	3,610	(1,457)	4,336	(1,927)
Costs associated with Long Island facility closure	533	735	965	1,289
Costs associated with labor agreement	—	—	—	1,730
Gain associated with the sale of the specialty mills	—	(1,331)	—	(1,462)
Adjusted EBITDA	$66,332	$50,652	$126,402	$88,580
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the six months ended June 30, 2016 and 2015:

(In thousands)	2016	2015
Net cash flows from operating activities	$96,415	$87,910
Net cash flows from investing activities	(57,144)	(65,031)
Net cash flows from financing activities	(35,486)	(38,745)
Cash Flows Summary
Net cash flows from operating activities for the six months ended June 30, 2016 increased by $8.5 million compared to the same period in 2015. The increase in operating cash flows was largely due to higher earnings, after adjusting for non-cash related items, which increased $32.9 million compared to the first half of 2015, as well as a $12.9 million change in taxes receivable due largely to amounts received from income tax refunds during the first half of 2016. These increases in cash from operating activities were partially offset by $13.4 million of cash flows used in working capital in the first half of 2016 compared to $29.3 million of cash flows generated from working capital in the first half of 2015. The cash flows used in working capital for the first half of 2016 were due largely to a decrease in accounts payable and accrued liabilities.
Net cash flows from investing activities increased by $7.9 million. Capital spending for plant and equipment increased by $1.9 million compared to the first half of 2015. During the first half of 2016, the increase in capital spending was due to our continued focus on strategic capital projects, including our continuous pulp digester project at our Lewiston, Idaho facility. In addition, net investing cash flows were also impacted by the conversion of $0.3 million of short-term investments into cash during the first six months of 2016, compared to the conversion of $10.0 million of cash into short-term investments during the same period of 2015.

Net cash flows used for financing activities were $35.5 million for the first half of 2016, and were largely driven by $35.2 million in repurchases of our outstanding common stock pursuant to our most recent $100 million stock repurchase program. Net cash flows used for financing activities were $38.7 million for the first six months of 2015, due largely to $37.1 million in repurchases of our outstanding common stock pursuant to a previous stock repurchase program. Borrowings and repayments on our credit facility, which are presented gross in our consolidated statements of cash flows, both totaled $477.2 million for the first half of 2016, compared to no activity in the first half of 2015.
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
The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money, pay dividends, redeem or repurchase capital stock, make investments, sell assets, create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries, enter into transactions with affiliates, enter into sale and lease back transactions, create liens, and consolidate, merge or sell all or substantially all of our assets. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to another person.
Credit Arrangements
As of June 30, 2016, there were no borrowings outstanding under the credit facility, but $4.8 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, at LIBOR plus between 1.25% and 1.75% and (ii) for base rate loans, at a per annum rate equal to the greater of the following rates plus between 0.25% and 0.75%: (a) the rate of interest announced by Bank of America from time to time as its prime rate for such day; (b) the weighted average of interest rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.00%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of June 30, 2016, we would have been permitted to draw an additional $120.2 million under the credit facility at LIBOR plus 1.25%, or base rate plus 0.25%.
CONTRACTUAL OBLIGATIONS
As of June 30, 2016, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
As of June 30, 2016, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of June 30, 2016, there were no borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have an approximate $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of June 30, 2016, these contracts covered approximately 44% of our expected average monthly natural gas requirements for the remainder of 2016.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2016. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
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
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 835,031 shares of our outstanding common stock as of June 30, 2016, pursuant to this repurchase program, of which 125,665 shares were repurchased during the second quarter of 2016 at an average price of $59.75 per share. As of June 30, 2016, we had up to $64.8 million of authorization remaining pursuant to this stock repurchase program.
The following table provides information about share repurchases that we made during the three months ended June 30, 2016 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2016 to April 30, 2016	—	$—	—	$72,339
May 1, 2016 to May 31, 2016	125,665	$59.75	125,665	$64,832
June 1, 2016 to June 30, 2016	—	$—	—	$64,832
Total	125,665	$59.75	125,665

ITEM 6.
Exhibits
The exhibit index is located on page 36 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: July 27, 2016	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: July 27, 2016	By	/s/ ROBERT N. DAMMARELL
Robert N. Dammarell
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)

CLEARWATER PAPER CORPORATION
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2016

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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