Form 10-Q
period 2016-09-30
Clearwater Paper Corp
filed 2016-10-26
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of October 21, 2016 was 16,723,173.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$435,320	$442,222	$1,309,195	$1,320,806
Costs and expenses:
Cost of sales	(396,605)	(373,892)	(1,127,103)	(1,148,071)
Selling, general and administrative expenses	(29,435)	(28,284)	(94,885)	(85,379)
Total operating costs and expenses	(426,040)	(402,176)	(1,221,988)	(1,233,450)
Income from operations	9,280	40,046	87,207	87,356
Interest expense, net	(7,520)	(7,882)	(22,559)	(23,438)
Earnings before income taxes	1,760	32,164	64,648	63,918
Income tax provision	(859)	(9,100)	(24,437)	(19,500)
Net earnings	$901	$23,064	$40,211	$44,418
Net earnings per common share:
Basic	$0.05	$1.22	$2.35	$2.33
Diluted	0.05	1.21	2.33	2.30
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$901	$23,064	$40,211	$44,418
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $248, $1,233, $1,113, and $3,700	384	1,922	1,723	5,764
Amortization of prior service credit included in net periodic cost, net of tax of $(165), $(206), $(497), and $(617)	(257)	(321)	(770)	(962)
Settlement, net of tax of $1,054, $ -, $1,054 and $ -	1,632	—	1,632	—
Other comprehensive income, net of tax	1,759	1,601	2,585	4,802
Comprehensive income	$2,660	$24,665	$42,796	$49,220
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$331	$5,610
Restricted cash	—	2,270
Short-term investments	—	250
Receivables, net	134,384	139,052
Taxes receivable	7,634	14,851
Inventories	252,126	255,573
Other current assets	5,414	9,331
Total current assets	399,889	426,937
Property, plant and equipment, net	914,945	866,538
Goodwill	209,087	209,087
Intangible assets, net	16,280	19,990
Pension assets	2,035	596
Other assets, net	5,578	4,221
TOTAL ASSETS	$1,547,814	$1,527,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility borrowings	$13,012	$—
Accounts payable and accrued liabilities	223,803	220,368
Current liability for pensions and other postretirement employee benefits	7,559	7,559
Total current liabilities	244,374	227,927
Long-term debt	569,563	568,987
Liability for pensions and other postretirement employee benefits	85,991	89,057
Other long-term obligations	42,310	46,738
Accrued taxes	1,523	1,676
Deferred tax liabilities	132,850	118,118
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,209,150 and 24,193,098 shares issued	2	2
Additional paid-in capital	345,164	340,095
Retained earnings	560,518	520,307
Treasury stock, at cost, common shares-7,478,877 and 6,380,309 shares repurchased	(381,518)	(329,990)
Accumulated other comprehensive loss, net of tax	(52,963)	(55,548)
Total stockholders’ equity	471,203	474,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,547,814	$1,527,369
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$40,211	$44,418
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	65,921	62,844
Equity-based compensation expense	9,826	2,495
Deferred tax provision (benefit)	12,329	(12,403)
Employee benefit plans	(500)	2,122
Deferred issuance costs on long-term debt	637	714
Disposal of plant and equipment, net	30	1,109
Non-cash adjustments to unrecognized taxes	(153)	(1,123)
Changes in working capital, net	4,045	15,471
Changes in taxes receivable, net	7,217	1,255
Excess tax benefits from equity-based payment arrangements	(157)	(3,848)
Funding of qualified pension plans	—	(3,179)
Other, net	(523)	(2,320)
Net cash flows from operating activities	138,883	107,555
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	250	40,000
Additions to plant and equipment	(105,514)	(78,461)
Proceeds from sale of assets	—	587
Net cash flows from investing activities	(105,264)	(37,874)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(51,528)	(84,305)
Borrowings on revolving credit facility	944,844	—
Repayments of revolving credit facility borrowings	(931,832)	—
Payment of tax withholdings on equity-based payment arrangements	(488)	(3,129)
Excess tax benefits from equity-based payment arrangements	157	3,848
Other, net	(51)	(9)
Net cash flows from financing activities	(38,898)	(83,595)
Decrease in cash and cash equivalents	(5,279)	(13,914)
Cash and cash equivalents at beginning of period	5,610	27,331
Cash and cash equivalents at end of period	$331	$13,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$27,240	$28,429
Cash paid for income taxes	16,050	18,886
Cash received from income tax refunds	10,543	2,104
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accrued plant and equipment	$3,834	$5,165
Unsettled repurchases of common stock	—	9,527
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
In the third quarter of 2016, an indemnity escrow account established in connection with the December 2014 sale of our former specialty business and mills was settled, resulting in the release of $2.3 million from a restricted cash escrow account. We recorded a net $1.8 million gain in "Selling, general and administrative expenses" in our Consolidated Statement of Operations for the three and nine months ended September 30, 2016, which included the release of the escrow account less $0.5 million of other settlement related costs.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, the related Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. As discussed above, the indemnity escrow related to the sale of our former specialty business and mills was settled during the three months ended September 30, 2016. Consequently, the $2.3 million restricted cash escrow account, reflected in "Restricted cash" on our Consolidated Balance Sheet at December 31, 2015, was released during the third quarter of 2016, and we had no restricted cash on our Consolidated Balance Sheet at September 30, 2016.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of September 30, 2016 and December 31, 2015, we had allowances for doubtful accounts of $1.3 million and $1.4 million, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,571.9 million and $1,512.1 million at September 30, 2016 and December 31, 2015, respectively.
For the three and nine months ended September 30, 2016, we capitalized $0.7 million and $1.6 million, respectively, of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard facility. For the three and nine months ended September 30, 2015, we capitalized $0.1 million and $0.2 million, respectively, of interest expense associated with this project.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets.
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,098,568 shares of our outstanding common stock as of September 30, 2016, pursuant to this repurchase program, of which 263,537 shares were repurchased during the third quarter of 2016 at an average price of $62.08 per share. As of September 30, 2016, we had up to $48.5 million of authorization remaining pursuant to this stock repurchase program.
On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed that program during the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock under that program at an average price of $53.13 per share.
DERIVATIVES
We had no activity during the nine months ended September 30, 2016 and 2015 that required hedge or derivative accounting treatment. However, to help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of September 30, 2016, these contracts covered approximately 21% of our expected average monthly natural gas requirements for the remainder of 2016. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

NOTE 2 Recently Adopted and New Accounting Standards
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted; however, we currently anticipate adopting the standard on its effective date. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which establishes guidance on the measurement and recognition of credit losses on most financial assets. For trade receivables, loans, and held-to-maturity debt securities, the current probable loss recognition methodology is being replaced by an expected credit loss model. The guidance will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance is consistent with our current methodology for calculating the allowance on trade receivables, and therefore, we do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The standard requires all excess tax benefits and deficiencies to be recognized discretely as income tax expenses or benefits in the reporting period in which they occur. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We will adopt ASU 2016-09 in the first quarter of 2017 and, based on our preliminary assessment, currently believe the most significant impact of our adoption of ASU 2016-09 to our consolidated financial statements will be to recognize in our provision for income taxes line on our Consolidated Statement of Operations, instead of to consolidated equity, certain tax benefits or tax shortfalls upon a restricted stock award vesting, performance share award settlement, or stock option exercise relative to the deferred tax asset position established.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Based on our preliminary assessment, we determined the adoption will increase both our assets and liabilities presented on our Consolidated Balance Sheets to reflect the ROU assets and corresponding lease liabilities, as well as increase our leasing disclosures. We are continuing our assessment, which may identify other impacts, and we are addressing necessary policy and process changes in preparation for adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard was originally issued as effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. However, in July 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. In its approval, the FASB also permitted the early adoption of the standard, but not before the original effective date of fiscal years beginning after December 15, 2016. The standard may be applied under either a retrospective or cumulative effect adoption method. We plan on adopting the standard on the deferred effective date under the cumulative effect adoption method. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. Based on our preliminary assessment, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements. We anticipate enhancing our disclosures upon the adoption of this standard. We are continuing our assessment, which may identify other impacts.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.

NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	September 30, 2016	December 31, 2015
Pulp, paperboard and tissue products	$151,184	$156,055
Materials and supplies	80,111	80,020
Logs, pulpwood, chips and sawdust	20,831	19,498
	$252,126	$255,573
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	September 30, 2016
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(26,195)	$14,806
Trade names and trademarks	10.0	3,286	(1,889)	1,397
Non-compete agreements	5.0	574	(497)	77
		$44,861	$(28,581)	$16,280

	December 31, 2015
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(22,778)	$18,223
Trade names and trademarks	10.0	3,286	(1,643)	1,643
Non-compete agreements	5.0	574	(450)	124
		$44,861	$(24,871)	$19,990

For the three months ended September 30, 2016 and 2015, intangible assets amortization expense was $1.1 million and $1.0 million, respectively. For the nine months ended September 30, 2016 and 2015, intangible assets amortization expense was $3.2 million and $3.0 million, respectively.
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

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income. During the quarter, we recorded the year-to-date impact of a 0.4% increase to the estimated annual effective tax rate. For the three months ended September 30, 2016, low pre-tax income due primarily to our major maintenance in the period, coupled with immaterial adjustments to permanent items in the period arising from the change in the estimated annual effective rate, resulted in a quarterly tax rate of 48.8%. Our estimated annual effective tax rate for 2016 is approximately 36%.

NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	September 30, 2016	December 31, 2015
Trade accounts payable	$145,475	$128,045
Accrued wages, salaries and employee benefits	40,368	43,997
Accrued discounts and allowances	11,848	8,954
Accrued utilities	6,576	7,536
Accrued taxes other than income taxes payable	6,312	5,112
Accrued interest	4,874	11,981
Other	8,350	14,743
	$223,803	$220,368
NOTE 7 Debt
REVOLVING CREDIT FACILITY
As of September 30, 2016 there were $13.0 million in borrowings outstanding under the credit facility. As of December 31, 2015, there were no borrowings outstanding under the credit facility. As of September 30, 2016, $4.8 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, at LIBOR plus between 1.25% and 1.75% and (ii) for base rate loans, a per annum rate equal to the greater of the following rates plus between 0.25% and 0.75%: (a) the rate of interest announced by Bank of America from time to time as its prime rate for such day; (b) the weighted average of interest rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.00%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of September 30, 2016, we would have been permitted to draw an additional $107.1 million under the credit facility at LIBOR plus 1.25%, or base rate plus 0.25%.
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	September 30, 2016	December 31, 2015
Long-term lease obligations, net of current portion	$23,395	$24,054
Deferred compensation	8,724	10,755
Deferred proceeds	7,687	9,386
Other	2,504	2,543
	$42,310	$46,738

NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2015	$(55,548)	$(55,548)
Other comprehensive income, before reclassifications[1]	953	953
Amounts reclassified from accumulated other comprehensive loss[2]	1,632	1,632
Other comprehensive income, net of tax	2,585	2,585
Balance at September 30, 2016	$(52,963)	$(52,963)

	Pension and Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2014	$(70,863)	$(70,863)
Other comprehensive income, net of tax[1]	4,802	4,802
Balance at September 30, 2015	$(66,061)	$(66,061)

[1]
For the nine months ended September 30, 2016 and 2015, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss included $2.8 million and $9.5 million, respectively, of actuarial loss amortization, as well as $1.3 million and $1.6 million, respectively, of prior service credit amortization, all net of tax totaling $0.6 million and $3.1 million, respectively. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

[2]
Included in "Amounts reclassified from accumulated other comprehensive loss" above for the nine months ended September 30, 2016 is settlement expense of $3.5 million associated with the remeasurement of our salaried pension plan, which is discussed further in Note 10, “Pension and Other Postretirement Employee Benefit Plans.” The remeasurement resulted in a settlement loss of $0.8 million recorded to the pension liability and reclassified from accumulated other comprehensive loss. The settlement expense and corresponding remeasurement are net of tax totaling $1.1 million.

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended September 30,
(In thousands)	2016	2015	2016	2015
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$391	$311	$62	$91
Interest cost	3,518	3,483	730	970
Expected return on plan assets	(4,847)	(5,029)	—	—
Amortization of prior service cost (credit)	6	18	(428)	(545)
Amortization of actuarial loss (gain)	2,865	3,155	(2,233)	—
Settlement	3,482	—	—	—
Net periodic cost	$5,415	$1,938	$(1,869)	$516

	Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$1,171	$934	$187	$272
Interest cost	10,779	10,448	2,306	2,910
Expected return on plan assets	(14,608)	(15,087)	(1)	—
Amortization of prior service cost (credit)	17	54	(1,284)	(1,633)
Amortization of actuarial loss (gain)	8,510	9,464	(5,674)	—
Settlement	3,482	—	—	—
Net periodic cost	$9,351	$5,813	$(4,466)	$1,549
During the nine months ended September 30, 2016, we made no contributions to our qualified pension plans. During the nine months ended September 30, 2015, we made contributions of $3.2 million to our qualified pension plans. We do not expect, nor are we required, to make contributions in 2016.
During the nine months ended September 30, 2016, we made contributions of $0.3 million to our company-sponsored non-qualified pension plan. We estimate contributions will total $0.4 million in 2016. We do not anticipate funding our OPEB plans in 2016 except to pay benefit costs as incurred during the year by plan participants.
During the three and nine months ended September 30, 2016, less than $0.1 million and $0.8 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales," and $0.1 million and $0.6 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations, excluding the settlement charge discussed below. During the three and nine months ended September 30, 2015, $1.7 million and $5.1 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.8 million and $2.3 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations.

We announced a voluntary, limited-time opportunity for former employees who are vested participants in certain of our qualified pension plans to request early payment of their entire pension plan benefit in the form of a single lump sum payment. The amount of total payments under this program totaled approximately $10.6 million for salaried employees and $4.8 million for hourly employees and were made from the applicable plan's trust assets during the third quarter of 2016. Based on the level of payments made, settlement accounting rules applied to our salaried plan and resulted in a remeasurement of that plan as of August 31, 2016.

As a result of the plan remeasurement, the net salaried plan liability, included in the "Liabilities for pensions and other postretirement employee benefits" balance in our accompanying Consolidated Balance Sheet, increased $0.8 million primarily due to a decrease in the discount rate. The discount rate used in the salaried plan remeasurement was 3.80%, compared to 4.70% at December 31, 2015. The increase in the net salaried plan liability was offset by asset returns and other year to date activity for the salaried pension plan.

Additionally, as a result of settlement accounting, we recognized a pro-rata portion of the unamortized net actuarial loss, after remeasurement, resulting in a $3.5 million non-cash charge to our earnings in the third quarter of 2016. This settlement charge was recorded to "Cost of sales" and "Selling, general and administrative expenses" for $1.9 million and $1.6 million, respectively, in our Consolidated Statement of Operations for the three and nine months ended September 30, 2016.

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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic average common shares outstanding[1]	16,844,920	18,860,017	17,141,329	19,088,348
Incremental shares due to:
Restricted stock units	54,796	89,727	35,853	78,147
Performance shares	104,476	140,851	74,604	117,543
Stock options	55,466	—	1,148	54
Diluted average common shares outstanding	17,059,658	19,090,595	17,252,934	19,284,092

Basic net earnings per common share	$0.05	$1.22	$2.35	$2.33
Diluted net earnings per common share	0.05	1.21	2.33	2.30

Anti-dilutive shares excluded from calculation	5,783	282,769	502,293	309,018

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.

NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Restricted stock units	$352	$572	$1,012	$1,535
Performance shares	877	1,182	2,313	3,225
Stock options	792	636	2,076	1,577
Total employee equity-based compensation	$2,021	$2,390	$5,401	$6,337
During the first nine months of 2016, 3,000 RSUs were settled and distributed in the first quarter, 20,000 were settled and distributed in the second quarter, and 1,250 were settled and distributed in the third quarter. After adjusting for minimum tax withholdings, a net 1,892 shares, 13,252 shares, and 908 shares were issued during each respective period. For the nine months ended September 30, 2016, the minimum tax withholding payments made totaled $0.5 million.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the nine months ended September 30, 2016 and the grant-date fair value of the awards:

	Nine Months Ended
	September 30, 2016
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	44,627	$39.10
Performance shares	93,397	39.70
Stock options	280,191	14.42
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation expense of $0.1 million and a benefit of $1.9 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, we recorded director equity-based compensation expense of $4.4 million and a benefit of $3.8 million, respectively.
As of September 30, 2016, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheet were $7.6 million and $3.2 million, respectively. At December 31, 2015, all liability amounts associated with director equity-based compensation were included in "Other long-term obligations" totaled $9.4 million.

NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	September 30,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents, restricted cash and short-term investments (Level 1)	$331	$331	$8,130	$8,130
Revolving credit facility borrowings (Level 1)	13,012	13,012	—	—
Long-term debt (Level 1)	575,000	580,875	575,000	558,250
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
NOTE 14 Business Interruption and Insurance Recovery
On July 6, 2016, our Lewiston, Idaho facility experienced an electrical incident that caused a complete plant-wide power outage. Power was restored in approximately 18 hours. However, damage to certain equipment limited pulping operations throughout the remainder of July. In addition to repair costs, we incurred other various costs, including incremental pulp replacement costs, incremental natural gas costs, lost electrical generation and increased labor, chemical and wood costs. We maintain property and business interruption insurance and filed a claim with our insurance provider to recover the cost of repairs to the equipment and estimated lost profits due to the disruption of the operations during the repair period. All associated costs and insurance recoveries were recorded in "Cost of sales" in our Consolidated Statement of Operations and included in the "Net earnings" line in our Consolidated Statement of Cash Flows. The insurance claim for this event totaled $8.5 million.
The claim was settled in its entirety in September 2016, and, net of the policy deductible and certain exclusions totaling $3.5 million, we received $5.0 million from our property insurance provider as final payment of the claim.

NOTE 15 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Segment net sales:
Consumer Products	$253,319	$247,039	$746,249	$721,606
Pulp and Paperboard	182,001	195,183	562,946	599,200
Total segment net sales	$435,320	$442,222	$1,309,195	$1,320,806

Operating income (loss):
Consumer Products	$17,201	$15,521	$54,135	$44,948
Pulp and Paperboard	9,956	37,446	85,151	81,394
	27,157	52,967	139,286	126,342
Corporate[1]	(17,877)	(12,921)	(52,079)	(38,986)
Income from operations	$9,280	$40,046	$87,207	$87,356

Depreciation and amortization:
Consumer Products	$15,022	$14,048	$42,984	$40,463
Pulp and Paperboard	6,530	6,535	19,346	20,583
Corporate	1,195	621	3,591	1,798
Total depreciation and amortization	$22,747	$21,204	$65,921	$62,844

[1]
For the three and nine months ended September 30, 2016, corporate expenses include $3.5 million of settlement expense associated with a lump sum buyout for term-vested participants of our salaried plan, which is discussed further in Note 10, "Pension and Other Postretirement Employee Benefit Plans."

NOTE 16 Supplemental Guarantor Financial Information
All of our direct and indirect subsidiaries guarantee our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2013 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2016

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$421,617	$70,912	$(57,209)	$435,320
Cost and expenses:
Cost of sales	(388,817)	(64,997)	57,209	(396,605)
Selling, general and administrative expenses	(27,453)	(1,982)	—	(29,435)
Total operating costs and expenses	(416,270)	(66,979)	57,209	(426,040)
Income from operations	5,347	3,933	—	9,280
Interest expense, net	(7,411)	(109)	—	(7,520)
(Loss) earnings before income taxes	(2,064)	3,824	—	1,760
Income tax benefit (provision)	661	(1,520)	—	(859)
Equity in income of subsidiary	2,304	—	(2,304)	—
Net earnings	$901	$2,304	$(2,304)	$901
Other comprehensive income, net of tax	1,759	—	—	1,759
Comprehensive income	$2,660	$2,304	$(2,304)	$2,660
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2016

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$1,266,300	$216,361	$(173,466)	$1,309,195
Cost and expenses:
Cost of sales	(1,102,229)	(198,340)	173,466	(1,127,103)
Selling, general and administrative expenses	(85,107)	(9,778)	—	(94,885)
Total operating costs and expenses	(1,187,336)	(208,118)	173,466	(1,221,988)
Income from operations	78,964	8,243	—	87,207
Interest expense, net	(22,427)	(132)	—	(22,559)
Earnings before income taxes	56,537	8,111	—	64,648
Income tax provision	(20,933)	(3,504)	—	(24,437)
Equity in income of subsidiary	4,607	—	(4,607)	—
Net earnings	$40,211	$4,607	$(4,607)	$40,211
Other comprehensive income, net of tax	2,585	—	—	2,585
Comprehensive income	$42,796	$4,607	$(4,607)	$42,796

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2015

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$450,055	$77,261	$(85,094)	$442,222
Cost and expenses:
Cost of sales	(393,237)	(65,749)	85,094	(373,892)
Selling, general and administrative expenses	(25,130)	(3,154)	—	(28,284)
Total operating costs and expenses	(418,367)	(68,903)	85,094	(402,176)
Income from operations	31,688	8,358	—	40,046
Interest expense, net	(7,847)	(35)	—	(7,882)
Earnings before income taxes	23,841	8,323	—	32,164
Income tax (provision) benefit	(4,616)	153	(4,637)	(9,100)
Equity in income of subsidiary	8,476	—	(8,476)	—
Net earnings	$27,701	$8,476	$(13,113)	$23,064
Other comprehensive income, net of tax	1,601	—	—	1,601
Comprehensive income	$29,302	$8,476	$(13,113)	$24,665
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2015

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$1,246,886	$220,860	$(146,940)	$1,320,806
Cost and expenses:
Cost of sales	(1,086,997)	(208,014)	146,940	(1,148,071)
Selling, general and administrative expenses	(75,349)	(10,030)	—	(85,379)
Total operating costs and expenses	(1,162,346)	(218,044)	146,940	(1,233,450)
Income from operations	84,540	2,816	—	87,356
Interest expense, net	(23,329)	(109)	—	(23,438)
Earnings before income taxes	61,211	2,707	—	63,918
Income tax provision	(17,525)	(1,030)	(945)	(19,500)
Equity in income of subsidiary	1,677	—	(1,677)	—
Net earnings	$45,363	$1,677	$(2,622)	$44,418
Other comprehensive income, net of tax	4,802	—	—	4,802
Comprehensive income	$50,165	$1,677	$(2,622)	$49,220

Clearwater Paper Corporation
Consolidating Balance Sheet
At September 30, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$331	$—	$—	$331
Receivables, net	119,848	14,536	—	134,384
Taxes receivable	10,043	38	(2,447)	7,634
Inventories	216,702	35,424	—	252,126
Other current assets	4,912	502	—	5,414
Total current assets	351,836	50,500	(2,447)	399,889
Property, plant and equipment, net	777,014	137,931	—	914,945
Goodwill	209,087	—	—	209,087
Intangible assets, net	3,396	12,884	—	16,280
Intercompany (payable) receivable	(5,026)	5,026	—	—
Investment in subsidiary	144,365	—	(144,365)	—
Pension assets	2,035	—	—	2,035
Other assets, net	5,781	1,154	(1,357)	5,578
TOTAL ASSETS	$1,488,488	$207,495	$(148,169)	$1,547,814
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility borrowings	$13,012	$—	$—	$13,012
Accounts payable and accrued liabilities	201,752	24,498	(2,447)	223,803
Current liability for pensions and other postretirement employee benefits	7,559	—	—	7,559
Total current liabilities	222,323	24,498	(2,447)	244,374
Long-term debt	569,563	—	—	569,563
Liability for pensions and other postretirement employee benefits	85,991	—	—	85,991
Other long-term obligations	41,961	349	—	42,310
Accrued taxes	708	815	—	1,523
Deferred tax liabilities	96,739	37,468	(1,357)	132,850
Stockholders' equity excluding accumulated other comprehensive loss	524,166	144,365	(144,365)	524,166
Accumulated other comprehensive loss, net of tax	(52,963)	—	—	(52,963)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,488,488	$207,495	$(148,169)	$1,547,814

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$5,610	$—	$—	$5,610
Restricted cash	2,270	—	—	2,270
Short-term investments	250	—	—	250
Receivables, net	123,131	15,921	—	139,052
Taxes receivable	16,221	(1,370)	—	14,851
Inventories	219,130	36,443	—	255,573
Other current assets	8,838	493	—	9,331
Total current assets	375,450	51,487	—	426,937
Property, plant and equipment, net	719,436	147,102	—	866,538
Goodwill	209,087	—	—	209,087
Intangible assets, net	4,180	15,810	—	19,990
Intercompany receivable (payable)	14,013	(15,151)	1,138	—
Investment in subsidiary	139,758	—	(139,758)	—
Pension assets	596	—	—	596
Other assets, net	4,142	79	—	4,221
TOTAL ASSETS	$1,466,662	$199,327	$(138,620)	$1,527,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$196,891	$23,477	$—	$220,368
Current liability for pensions and other postretirement employee benefits	7,559	—	—	7,559
Total current liabilities	204,450	23,477	—	227,927
Long-term debt	568,987	—	—	568,987
Liability for pensions and other postretirement employee benefits	89,057	—	—	89,057
Other long-term obligations	46,182	556	—	46,738
Accrued taxes	874	802	—	1,676
Deferred tax liabilities	82,246	34,734	1,138	118,118
Stockholders’ equity excluding accumulated other comprehensive loss	530,414	139,758	(139,758)	530,414
Accumulated other comprehensive loss, net of tax	(55,548)	—	—	(55,548)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,466,662	$199,327	$(138,620)	$1,527,369

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$40,211	$4,607	$(4,607)	$40,211
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	50,214	15,707	—	65,921
Equity-based compensation expense	9,826	—	—	9,826
Deferred tax provision (benefit)	11,641	1,826	(1,138)	12,329
Employee benefit plans	(500)	—	—	(500)
Deferred issuance costs on long-term debt	637	—	—	637
Disposal of plant and equipment, net	30	—	—	30
Non-cash adjustments to unrecognized taxes	(166)	13	—	(153)
Changes in working capital, net	1,961	4,531	(2,447)	4,045
Changes in taxes receivable, net	6,178	(1,408)	2,447	7,217
Excess tax benefits from equity-based payment arrangements	(157)	—	—	(157)
Other, net	(1,048)	(613)	1,138	(523)
Net cash flows from operating activities	118,827	24,663	(4,607)	138,883
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	250	—	—	250
Additions to plant and equipment	(99,912)	(5,602)	—	(105,514)
Net cash flows from investing activities	(99,662)	(5,602)	—	(105,264)
CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of treasury stock	(51,528)	—	—	(51,528)
Investment from (to) parent	14,454	(19,061)	4,607	—
Borrowings on revolving credit facility	944,844	—	—	944,844
Repayments of revolving credit facility borrowings	(931,832)	—	—	(931,832)
Payment of tax withholdings on equity-based payment arrangements	(488)	—	—	(488)
Excess tax benefits from equity-based payment arrangements	157	—	—	157
Other, net	(51)	—	—	(51)
Net cash flows from financing activities	(24,444)	(19,061)	4,607	(38,898)
Decrease in cash and cash equivalents	(5,279)	—	—	(5,279)
Cash and cash equivalents at beginning of period	5,610	—	—	5,610
Cash and cash equivalents at end of period	$331	$—	$—	$331

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$45,363	$1,677	$(2,622)	$44,418
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	47,854	14,990	—	62,844
Equity-based compensation expense	2,495	—	—	2,495
Deferred tax (benefit) provision	(14,631)	150	2,078	(12,403)
Employee benefit plans	2,122	—	—	2,122
Deferred issuance costs on long-term debt	714	—	—	714
Disposal of plant and equipment, net	1,203	(94)	—	1,109
Non-cash adjustments to unrecognized taxes	(1,126)	3	—	(1,123)
Changes in working capital, net	15,656	(185)	—	15,471
Changes in taxes receivable, net	6,760	(15,758)	10,253	1,255
Excess tax benefits from equity-based payment arrangements	(3,848)	—	—	(3,848)
Funding of qualified pension plans	(3,179)	—	—	(3,179)
Other, net	(1,261)	(1,059)	—	(2,320)
Net cash flows from operating activities	98,122	(276)	9,709	107,555
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	40,000	—	—	40,000
Additions to plant and equipment	(74,002)	(4,459)	—	(78,461)
Proceeds from sale of assets	—	587	—	587
Net cash flows from investing activities	(34,002)	(3,872)	—	(37,874)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(84,305)	—	—	(84,305)
Investment from parent	5,561	4,148	(9,709)	—
Payment of tax withholdings on equity-based payment arrangements	(3,129)	—	—	(3,129)
Excess tax benefits from equity-based payment arrangements	3,848	—	—	3,848
Other, net	(9)	—	—	(9)
Net cash flows from financing activities	(78,034)	4,148	(9,709)	(83,595)
Decrease in cash	(13,914)	—	—	(13,914)
Cash at beginning of period	27,331	—	—	27,331
Cash at end of period	$13,417	$—	$—	$13,417

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
OVERVIEW
Background
We manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, bleached paperboard and pulp at manufacturing facilities across the nation. We are a premier supplier of private label tissue to major retailers and wholesale distributors, including grocery, drug, mass merchant and discount stores. In addition, we produce bleached paperboard used by quality-conscious printers and packaging converters. Our employees build shareholder value by developing strong customer partnerships through quality and service.

Recent Events
Strategic Capital Projects
As part of our focus on strategic capital spending on projects that we expect to provide a positive return on investments, we announced on September 8, 2015 the construction of a continuous pulp digester project at our Lewiston, Idaho, pulp and paperboard facility. We estimate that the total cost for this pulp optimization project will be approximately $148-$158 million, excluding estimated capitalized interest. As of September 30, 2016, we have incurred a total of $73.1 million in total project costs, of which $23.0 million was incurred in the third quarter of 2016. We have also capitalized $2.0 million of interest related to the project, of which $0.7 million was incurred in the third quarter of 2016. We expect to spend an additional, approximate $18 million on this project in 2016 and the remaining balance thereafter. Construction on this project began in 2015 and is expected to be completed in the second half of 2017. We anticipate that this project will significantly reduce air emissions, result in operational improvements through increased pulp quality and production, and lower our costs through the more efficient utilization of wood chips.
Capital Allocation
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,098,568 shares of our outstanding common stock as of September 30, 2016, pursuant to this repurchase program, of which 263,537 shares were repurchased during the third quarter of 2016 at an average price of $62.08 per share. As of September 30, 2016, we had up to $48.5 million of authorization remaining pursuant to this stock repurchase program.
On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed that program during the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock under that program at an average price of $53.13 per share.
Lewiston Power Outage
Due to an electrical malfunction, on July 6, 2016, we experienced an unplanned power outage at our Lewiston, Idaho facility, which disrupted production as we brought the facility back on line in stages. Production was impacted through July while repairs to equipment were made. Full production was restored in late July and the facility is no longer impacted by the outage. The net impact of the lost production and increased repair and other costs associated with this event increased our cost of sales and reduced our third quarter 2016 operating income by approximately $3.5 million, after insurance recoveries collected in the period.
Indemnity Escrow Release
In the third quarter of 2016, an indemnity escrow account established in connection with the December 2014 sale of our former specialty business and mills was settled, as the result of the release of $2.3 million from a restricted cash escrow account. We recorded a net $1.8 million gain in "Selling, general and administrative expenses" in our Consolidated Statement of Operations for the three and nine months ended September 30, 2016, which included the release of the escrow account less $0.5 million of other settlement related costs.
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

Operating costs
	Three Months Ended September 30,
(Dollars in thousands)	2016		2015
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales	Cost Variance
Purchased pulp	$57,289	14.4%	$45,657	12.2%	$11,632
Transportation[1]	46,116	11.6	48,808	13.1	(2,692)
Chemicals	40,499	10.2	45,285	12.1	(4,786)
Maintenance and repairs[2]	36,129	9.1	19,120	5.1	17,009
Chips, sawdust and logs	33,440	8.4	35,502	9.5	(2,062)
Energy	24,346	6.1	27,279	7.3	(2,933)
Packaging supplies	22,031	5.6	23,259	6.2	(1,228)
Depreciation	20,196	5.1	19,286	5.2	910
	$280,046	70.6%	$264,196	70.7%	$15,850

	Nine Months Ended September 30,
(Dollars in thousands)	2016		2015
	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales	Cost Variance
Purchased pulp	$151,932	13.5%	$138,486	12.1%	$13,446
Transportation[1]	135,962	12.1	137,387	12.0	(1,425)
Chemicals	123,418	11.0	136,899	11.9	(13,481)
Chips, sawdust and logs	109,048	9.7	110,128	9.6	(1,080)
Maintenance and repairs[2]	75,779	6.7	74,849	6.4	930
Energy	65,529	5.8	83,578	7.3	(18,049)
Packaging supplies	64,396	5.7	71,092	6.2	(6,696)
Depreciation	58,256	5.2	56,986	5.0	1,270
	$784,320	69.6%	$809,405	70.5%	$(25,085)

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.

Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three and nine months ended September 30, 2016, purchased pulp costs increased compared to the same periods in 2015 primarily for two reasons. First, we experienced increased tissue shipments compared to the prior periods. Second, pulping operations were limited at our Idaho facility due to the July power outage, and that facility separately underwent planned major maintenance. During these planned and unplanned outages we had to externally source more pulp compared to the same periods of 2015.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. We experienced favorable fuel and line haul rates in the three and nine months ended September 30, 2016, compared to the same periods in 2015. These favorable comparisons, as well as decreased paperboard shipments, resulted in lower overall transportation costs for the current year periods.
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
Our chemical costs during the three and nine months ended September 30, 2016 decreased compared to the same periods in 2015 primarily due to favorable polyethylene pricing as well as lower consumption for the three month period due to the scheduled major maintenance downtime at our Idaho pulp and paperboard facility.

Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs for the nine months ended September 30, 2016 were essentially flat compared to the same period of 2015. Costs were favorable for chips, sawdust and logs during the three months ended September 30, 2016, compared to the same period of 2015, due to reduced usage at our Idaho pulp and paperboard facility as a result of planned major maintenance downtime and the unplanned temporary reduction of pulping operations resulting from the July power outage.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the three months ended September 30, 2016, maintenance and repair spending increased $17.0 million compared to the third quarter of 2015 due to approximately $18 million of planned major maintenance at our Idaho pulp and paperboard facility, which resulted in eight days of paper machine downtime. During the first nine months of 2016, maintenance and repair spending remained relatively flat compared to the same period in 2015 due to lower planned major maintenance in the first nine months of 2016 offset by higher maintenance at our consumer products facilities. Currently, we plan to perform our next major maintenance at the Lewiston, Idaho facility during the third quarter of 2017 while that operation is down for the anticipated startup of our new continuous pulp digester.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities, and comply with environmental laws. During the three and nine months ended September 30, 2016, we spent $54.1 million and $107.8 million, respectively, on capital expenditures, excluding capitalized interest of $0.7 million and $1.6 million, respectively. These capital addition amounts include $34.0 million and $65.9 million, respectively, of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. During the three and nine months ended September 30, 2015, excluding capitalized interest, we spent $33.2 million and $83.4 million, respectively, on capital expenditures.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period due primarily to volatility in weather and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a cogeneration facility that produces steam and electricity at our Lewiston, Idaho manufacturing site helps to lower our energy costs. Energy costs for the three and nine months ended September 30, 2016, decreased compared to the same periods in 2015 due to lower pricing for natural gas, electricity and hog fuel.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of September 30, 2016, these contracts covered approximately 21% of our expected average monthly natural gas requirements for the remainder of 2016.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For the three and nine months ended September 30, 2016, packaging costs decreased compared to the same periods in 2015 due to favorable pricing for packaging supplies, including lower negotiated prices for poly wrap.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and nine months ended September 30, 2016, increased compared to the same periods in 2015 as the result of increased depreciation related to capital spending during recent periods.
Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. Other costs decreased in the three and nine month periods ended September 30, 2016, in part due to the receipt of an insurance recovery for the Lewiston power outage. Partially offsetting this was a $1.9 million pension settlement charge to "Cost of sales" associated with a lump sum buyout for vested participants in the third quarter of 2016.

Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the third quarters of 2016 and 2015 were $29.4 million and $28.3 million, respectively. The higher expense was primarily a result of  $0.1 million of mark-to-market expense during the third quarter of 2016, compared to a mark-to-market benefit of $1.9 million for the third quarter of 2015, related to our directors' common stock units which will ultimately be settled in cash. In addition, there was a $1.6 million pension settlement charge to selling, general and administrative expenses in the third quarter of 2016. Higher depreciation expense and profit dependent compensation accruals also contributed to the increased selling, general and administrative expenses for the third quarter of 2016. The unfavorable 2016 comparisons were partially offset by a net $1.8 million gain recorded in the third quarter of 2016, which included the release of the indemnity escrow account related to the sale of our former specialty business and mills of $2.3 million less $0.5 million of other settlement related expenses. Expenses for the third quarter of 2015 included $2.0 million of non-routine legal expenses and settlement costs, including those related to a dispute involving one of our closed facilities, as well as $1.1 million of reorganization related expenses.
Interest expense
Interest expense for the three and nine months ended September 30, 2016 and 2015 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. Interest expense for both the three and nine month periods also includes amortization of deferred issuance costs associated with all of our notes and our revolving credit facility. Interest expense in the first nine months of 2016 was slightly lower compared to the first nine months of 2015 due to the capitalization of interest associated with our continuous pulp digester project.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended September 30,
(Dollars in thousands)	2016		2015
Net sales	$435,320	100.0%	$442,222	100.0%
Costs and expenses:
Cost of sales	(396,605)	91.1	(373,892)	84.5
Selling, general and administrative expenses	(29,435)	6.8	(28,284)	6.4
Total operating costs and expenses	(426,040)	97.9	(402,176)	90.9
Income from operations	9,280	2.1	40,046	9.1
Interest expense, net	(7,520)	1.7	(7,882)	1.8
Earnings before income taxes	1,760	0.4	32,164	7.3
Income tax provision	(859)	0.2	(9,100)	2.1
Net earnings	$901	0.2%	$23,064	5.2%
Net sales—Third quarter 2016 net sales decreased by $6.9 million compared to the third quarter of 2015. This decrease was primarily the result of lower average paperboard net selling prices during the third quarter of 2016 as well as a decrease in paperboard shipments. These decreases were attributable to increased competition in the domestic market throughout the paperboard industry. These decreases were partially offset by an increase in retail tissue shipments. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 91.1% of net sales for the third quarter of 2016 and 84.5% of net sales for the same period in 2015. Our overall cost of sales were $22.7 million higher than the third quarter of 2015, primarily due to approximately $18 million of scheduled major maintenance at our Idaho pulp and paperboard facility in the third quarter of 2016 compared to no major maintenance activity in the third quarter of 2015, as well as $3.5 million of net costs related to the July power outage and a $1.9 million pension settlement charge in the third quarter of 2016.

Selling, general and administrative expenses—Selling, general and administrative expenses for the third quarter of 2016 increased $1.2 million compared to the third quarter of 2015. The higher expense was primarily a result of $0.1 million of mark-to-market expense during the third quarter of 2016, compared to a $1.9 million mark-to-market benefit during the  third quarter of 2015, related to our directors' common stock units, which will ultimately be settled in cash. In addition, there was a $1.6 million pension settlement charge in the third quarter of 2016. Higher depreciation expense and profit dependent compensation accruals also contributed to the increased selling, general and administrative expenses for the third quarter of 2016. These unfavorable 2016 comparisons were partially offset by a net $1.8 million gain for the three months ended September 30, 2016, which included the release of the indemnity escrow account related to the sale of our former specialty business and mills of $2.3 million less $0.5 million of other settlement related costs. Expenses for the third quarter of 2015 included $2.0 million of non-routine legal expenses and settlement costs, including those related to a dispute involving one of our closed facilities, as well as $1.1 million of reorganization related expenses.
Interest expense—Interest expense for the third quarter of 2016 decreased by $0.4 million due to capitalized interest of $0.7 million, partially offset by higher interest expense associated with our revolving credit facility borrowings.
Income tax provision—We recorded an income tax expense of $0.9 million in the three months ended September 30, 2016, compared to $9.1 million in the same three month period of 2015. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended September 30, 2016 was 48.8% compared to a rate of 28.3% for the same period of 2015. The rate in 2016 was adversely impacted by low pre-tax income due primarily to our major maintenance in the period, coupled with immaterial adjustments to permanent items in the period arising from the change in the estimated annual effective rate. The rate in 2015 was beneficially impacted by discrete items primarily relating to the release of valuation allowances.
During the third quarters of 2016 and 2015, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the three months ended September 30, 2016 would have been approximately 41% compared to an adjusted tax rate of approximately 29% for the three months ended September 30, 2015. The following table details these items:

	Three Months Ended
	September 30,
(In thousands)	2016	2015
Income tax provision	$(859)	$(9,100)
Special items, tax impact:
Directors' equity-based compensation (expense) benefit	(32)	607
Pension settlement expense	(1,242)	—
Costs associated with Long Island facility closure	(166)	(231)
Gain associated with the sale of the specialty mills	626	—
Legal expenses and settlement costs	—	(626)
Reorganization related expenses	—	(376)
Adjusted income tax provision	$(1,673)	$(9,726)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$253,319	$247,039
Operating income	17,201	15,521
Percent of net sales	6.8%	6.3%

Shipments (short tons)
Non-retail	18,384	21,250
Retail	82,216	76,856
Total tissue tons	100,600	98,106
Converted products cases (in thousands)	13,770	13,375

Sales price (per short ton)
Non-retail	$1,506	$1,530
Retail	2,742	2,787
Total tissue	$2,516	$2,515
Our Consumer Products segment's net sales for the third quarter of 2016 increased $6.3 million compared to the third quarter of 2015 due to a 7.0% increase in retail tons sold, partially offset by a decrease in non-retail tons sold. The retail sales increase was driven by higher sales among all products other than parent rolls, which decreased due to inventory level management. While there was a mix shift to a higher proportion of retail sales, overall sales price per ton remained flat as both non-retail and retail sales prices decreased due to mix shifts within both categories.
Segment operating income for the third quarter of 2016 increased by $1.7 million compared to the third quarter of 2015 due to the increased retail sales volume as well as lower energy, transportation, and packaging costs, partially offset by higher purchased pulp, maintenance, and wage costs. Additionally, a net $1.8 million gain was recorded in the third quarter of 2016 as a result of the release of the $2.3 million indemnity escrow account related to the sale of our former specialty business and mills less $0.5 million of other settlement related expenses.
Pulp and Paperboard

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$182,001	$195,183
Operating income	9,956	37,446
Percent of net sales	5.5%	19.2%

Paperboard shipments (short tons)	196,271	198,535
Paperboard sales price (per short ton)	$927	$979
Net sales for the Pulp and Paperboard segment decreased by $13.2 million during the third quarter of 2016, compared to the third quarter of 2015. The decrease was due to a 5.3% decrease in net selling prices, a portion of which was due to a mix shift from higher priced extruded paperboard sales toward non-extruded paperboard sales, and decreased shipments due to increased competition in the domestic market as a result of the strong U.S. dollar.
Operating income for the segment decreased $27.5 million during the third quarter of 2016, compared to the third quarter of 2015, primarily due to approximately $18 million in planned major maintenance at our Idaho facility during the third quarter of 2016, $3.5 million of net costs incurred from an unplanned power outage at the Lewiston facility in the third quarter of 2016, and contractual wage increases. These factors were partially offset by lower input costs for polyethylene, natural gas, and transportation.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Nine Months Ended September 30,
(Dollars in thousands)	2016		2015
Net sales	$1,309,195	100.0%	$1,320,806	100.0%
Costs and expenses:
Cost of sales	(1,127,103)	86.1	(1,148,071)	86.9
Selling, general and administrative expenses	(94,885)	7.2	(85,379)	6.5
Total operating costs and expenses	(1,221,988)	93.3	(1,233,450)	93.4
Income from operations	87,207	6.7	87,356	6.6
Interest expense, net	(22,559)	1.7	(23,438)	1.8
Earnings before income taxes	64,648	4.9	63,918	4.8
Income tax provision	(24,437)	1.9	(19,500)	1.5
Net earnings	$40,211	3.1	$44,418	3.4
Net sales—Net sales for the nine months ended September 30, 2016 decreased by $11.6 million, or 0.9%, compared to the same period in 2015. The decrease was primarily due to lower paperboard pricing driven by increased competition, as well as a shift in product mix during the first nine months of 2016 from extruded to non-extruded paperboard. These decreases were partially offset by an increase in tissue shipments. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 86.1% of net sales for the nine months ended September 30, 2016 and 86.9% of net sales for the same period in 2015. Our overall costs of sales were $21.0 million lower than the first nine months of 2015 primarily due to a decrease in energy costs driven by lower natural gas pricing, decreased chemical costs due to favorable polyethylene pricing and decreased usage during maintenance downtimes, lower packaging costs and the receipt during the 2016 period of a partial reimbursement of previously incurred costs related to performance issues with the recovery boiler at our Arkansas pulp and paperboard facility during the second quarter of 2013 through the first quarter of 2015. In addition, planned major maintenance decreased compared to the first nine months of 2015. Cost of sales for the current year period were also favorably affected by costs incurred in the first half of 2015 associated with a new collective bargaining agreement at our consumer products and pulp and paperboard facilities in Lewiston, Idaho. Partially offsetting these favorable comparisons were $3.5 million of net costs related to the July power outage and a $1.9 million pension settlement charge.
Selling, general and administrative expenses—Selling, general and administrative expenses for the nine months ended September 30, 2016 increased $9.5 million primarily due to $4.4 million of mark-to-market expense during the first nine months of 2016, compared to a $3.8 million mark-to-market benefit in the same period of 2015, related to our directors' common stock units, as well as, higher profit dependent compensation accruals, higher depreciation expense and a $1.6 million pension settlement charge for the first nine months of 2016. Expense for the first nine months of 2015 included $2.0 million of non-routine legal expenses and settlement costs, as well as $1.1 million of reorganization related expenses recorded in the third quarter of 2015.
Interest expense—Interest expense for the nine months ended September 30, 2016 decreased by $0.9 million compared to the same period in 2015. The decrease was attributable to capitalized interest of $1.6 million in the first nine months of 2016 compared to $0.2 million in the same period in 2015, partially offset by higher interest expense for the nine months ended September 30, 2016 associated with our revolving credit facility borrowings.

Income tax provision—We recorded an income tax expense of $24.4 million in the nine months ended September 30, 2016, compared to $19.5 million in the same period of 2015. The rate determined under GAAP for the nine months ended September 30, 2016 was 37.8% compared to a rate of 30.5% for the nine months ended September 30, 2015. The net decrease to our effective tax rate in the nine months ended September 30, 2015 was primarily the result of the release of valuation allowances.
During the nine months ended September 30, 2016 and 2015, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the nine months ended September 30, 2016 would have been approximately 38% compared to an adjusted rate of approximately 31% for the nine months ended September 30, 2015. The following table details these items:

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Income tax provision	$(24,437)	$(19,500)
Special items, tax impact:
Directors' equity-based compensation (expense) benefit	(1,568)	1,211
Pension settlement expense	(1,242)	—
Costs associated with Long Island facility closure	(509)	(633)
Gain associated with the sale of the specialty mills	626	459
Legal expenses and settlement costs	—	(626)
Reorganization related expenses	—	(376)
Costs associated with labor agreement	—	(533)
Adjusted income tax provision	$(27,130)	$(19,998)

Discussion of Business Segments
Consumer Products

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$746,249	$721,606
Operating income	54,135	44,948
Percent of net sales	7.3%	6.2%

Shipments (short tons)
Non-retail	62,770	67,101
Retail	236,338	219,434
Total tissue tons	299,108	286,535
Converted products cases (in thousands)	39,989	39,525

Sales price (per short ton)
Non-retail	$1,492	$1,476
Retail	2,757	2,831
Total tissue	$2,492	$2,514
Net sales for our Consumer Products segment increased $24.6 million for the nine months ended September 30, 2016, compared to the same period of 2015, due to higher overall sales volumes. This increase was driven by higher retail sales, partially offset by decreases in parent roll sales. This increase in net sales was partially offset by a decrease in sales price caused by a mix shift within towels that resulted in a lower average net selling price.
Segment operating income for the nine months ended September 30, 2016 increased by $9.2 million compared to the same period of 2015, largely due to increased sales volumes and lower energy and packaging costs. In addition, a net $1.8 million gain was recorded in the third quarter of 2016 as a result of the release of the $2.3 million indemnity escrow account related to the sale of our former specialty business and mills less $0.5 million of other settlement related expenses. Operating income for the nine months ended September 30, 2015 included $0.8 million of costs associated with a new collective bargaining agreement at our Idaho facility. These favorable impacts to the 2016 period were partially offset by higher planned maintenance and increased depreciation expense.
Pulp and Paperboard

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$562,946	$599,200
Operating income	85,151	81,394
Percent of net sales	15.1%	13.6%

Paperboard shipments (short tons)	596,743	595,153
Paperboard sales price (per short ton)	$942	$1,002
Net sales for the Pulp and Paperboard segment decreased by $36.3 million during the nine months ended September 30, 2016, compared to the same period of 2015. The decrease was primarily due to a 6.0% decrease in net selling prices reflecting continuing price pressures in the marketplace as a result of the strong U.S. dollar. In addition, during the nine months ended September 30, 2016, a mix shift from higher priced extruded paperboard sales toward non-extruded paperboard sales occurred.
Operating income for the segment increased $3.8 million during the nine months ended September 30, 2016, compared to the same period of 2015 primarily attributable to lower operating costs due to lower energy costs resulting from decreased natural gas pricing, lower chemical usage and pricing, lower transportation costs due to lower line haul rates and fuel pricing, and reduced maintenance costs due a $4.0 million decrease in planned major maintenance compared to the first nine months of 2015.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net earnings	$901	$23,064	$40,211	$44,418
Interest expense, net	7,520	7,882	22,559	23,438
Income tax provision	859	9,100	24,437	19,500
Depreciation and amortization expense	22,747	21,204	65,921	62,844
EBITDA	$32,027	$61,250	$153,128	$150,200
Directors' equity-based compensation expense (benefit)	89	(1,914)	4,425	(3,841)
Pension settlement expense	3,482	—	3,482	—
Costs associated with Long Island facility closure	466	728	1,431	2,017
Gain associated with the sale of the specialty mills	(1,755)	—	(1,755)	(1,462)
Legal expenses and settlement costs	—	1,972	—	1,972
Reorganization related expenses	—	1,185	—	1,185
Costs associated with labor agreement	—	—	—	1,730
Adjusted EBITDA	$34,309	$63,221	$160,711	$151,801
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the nine months ended September 30, 2016 and 2015:

(In thousands)	2016	2015
Net cash flows from operating activities	$138,883	$107,555
Net cash flows from investing activities	(105,264)	(37,874)
Net cash flows from financing activities	(38,898)	(83,595)
Cash Flows Summary
Net cash flows provided by operating activities for the nine months ended September 30, 2016 increased by $31.3 million compared to the same period in 2015. The increase in operating cash flows was driven by an increase in earnings, after adjusting for noncash related items, of $28.1 million compared to the first nine months of 2015. This increase was primarily due to a $24.7 million change in deferred taxes as the result of basis and cost recovery differences on capital acquisitions. Additionally, there was a $6.0 million change in taxes receivable driven largely by amounts received from income tax refunds during the first nine months of 2016 compared to the same period in 2015. These increases in cash from operating activities were partially offset by $4.0 million of cash that was generated by working capital in the first nine months of 2016, compared to $15.5 million of cash flows generated from working capital in the 2015 comparable period.

Net cash flows used for investing activities increased by $67.4 million. Capital spending for plant and equipment increased by $27.1 million compared to the same period in 2015. During the first nine months of 2016, the increase in capital spending was due to our continued focus on strategic capital projects, including our continuous pulp digester project at our Lewiston, Idaho facility. In addition, net investing cash flows were also impacted by the conversion of $0.3 million of short-term investments into cash during the first nine months of 2016, compared to the conversion of $40.0 million of short-term investments into cash during the same period in 2015.
Net cash flows used for financing activities were $38.9 million for the first nine months of 2016, and were largely driven by $51.5 million in repurchases of our outstanding common stock pursuant to our most recent $100 million stock repurchase program, partially offset by net borrowings of $13.0 million on our revolving credit facility. Borrowings and repayments on our credit facility are presented gross in our Consolidated Statements of Cash Flows. Net cash flows used for financing activities were $83.6 million for the first nine months of 2015, due largely to $84.3 million in repurchases of our outstanding common stock pursuant to a previous stock repurchase program.
Capital Resources
Due to the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, our cash on hand, and our borrowing capacity under our senior secured revolving credit facility will be adequate to fund our debt service requirements and provide cash required to support our ongoing operations, capital expenditures, stock repurchase program and working capital needs for the next twelve months.
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Debt Arrangements
Our annual debt service obligation, consisting of cash payments for interest on the 2013 Notes and the 2014 Notes, is estimated to be $28.5 million for 2016. The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money, pay dividends, redeem or repurchase capital stock, make investments, or sell assets, and also includes restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries, enter into transactions with affiliates, enter into sale and lease back transactions, create liens, and consolidate, merge or sell all or substantially all of our assets. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer, or lease substantially all of our or their assets to another person.
Credit Arrangements
As of September 30, 2016, there were $13.0 million in borrowings outstanding under the credit facility, and $4.8 million of the credit facility was being used to support outstanding standby letters of credit. Loans under the credit facility bear interest (i) for LIBOR loans, at LIBOR plus between 1.25% and 1.75% and (ii) for base rate loans, at a per annum rate equal to the greater of the following rates plus between 0.25% and 0.75%: (a) the rate of interest announced by Bank of America from time to time as its prime rate for such day; (b) the weighted average of interest rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers for such day, plus 0.50%; or (c) LIBOR for a 30-day interest period as determined on such day, plus 1.00%. The percentage margin on all loans is based on our fixed charge coverage ratio for the most recent four quarters. As of September 30, 2016, we would have been permitted to draw an additional $107.1 million under the credit facility at LIBOR plus 1.25%, or base rate plus 0.25%.
CONTRACTUAL OBLIGATIONS
As of September 30, 2016, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
As of September 30, 2016, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facility. As of September 30, 2016, there were $13.0 million in borrowings outstanding under the credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facility borrowings of $10.0 million, would have an approximate $0.1 million annual effect on interest expense. We currently do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of September 30, 2016, these contracts covered approximately 21% of our expected average monthly natural gas requirements for the remainder of 2016.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2016. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
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
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,098,568 shares of our outstanding common stock as of September 30, 2016, pursuant to this repurchase program, of which 263,537 shares were repurchased during the third quarter of 2016 at an average price of $62.08 per share. As of September 30, 2016, we had up to $48.5 million of authorization remaining pursuant to this stock repurchase program.
The following table provides information about share repurchases that we made during the three months ended September 30, 2016 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July1, 2016 to July 31, 2016	93,000	$63.05	93,000	$58,968
August 1, 2016 to August 31, 2016	170,537	$61.54	170,537	$48,472
September 1, 2016 to September 30, 2016	—	$—	—	$48,472
Total	263,537	$62.08	263,537

ITEM 6.
Exhibits
The exhibit index is located on page 38 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: October 26, 2016	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: October 26, 2016	By	/s/ ROBERT N. DAMMARELL
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