Form 10-K
period 2016-12-31
Clearwater Paper Corp
filed 2017-02-22
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 30, 2016 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $1.09 billion. Shares of common stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 16, 2017, 16,463,862 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed on or about March 28, 2017, with the Securities and Exchange Commission in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding shareholder value, benefits of cost and optimization programs, benefits of the Manchester Industries acquisition, Neenah paper machine shutdowns, and the Oklahoma City closure, our strategy, raw materials and input usage and costs, including energy costs and usage, benefits, production quality and quantity, costs and timing associated with the new Shelby, North Carolina facility, strategic capital projects and related costs, energy conservation, cash flows, capital expenditures, return on investment from capital projects, tax rates, operating costs, selling, general and administrative expenses, timing of and costs related to major maintenance and repairs, liquidity, benefit plan funding levels, capitalized interest and interest expenses. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:

•	our ability to execute on our growth and expansion strategies;

•	unanticipated construction delays involving our planned new tissue manufacturing operations in Shelby, North Carolina;

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

•
customer acceptance and timing and quantity of purchases of our tissue products, including the existence of sufficient demand for and the quality of tissue produced at our recently announced Shelby, North Carolina facility when it becomes operational;

•	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

•	the loss of or changes in prices in regards to a significant customer;

•	our ability to successfully implement our operational efficiencies and cost savings strategies;

•	changes in customer product preferences and competitors' product offerings;

•	manufacturing or operating disruptions, including IT system and IT system implementation failures, equipment malfunction and damage to our manufacturing facilities;

•	changes in transportation costs and disruptions in transportation services;

•	changes in the cost and availability of wood fiber and wood pulp;

•	labor disruptions;

•	cyclical industry conditions;

•	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

•	environmental liabilities or expenditures;

•	our ability to realize the expected benefits of our Manchester Industries acquisition;

•	changes in expenses and required contributions associated with our pension plans;

•	cyber-security risks;

•	reliance on a limited number of third-party suppliers for raw materials;

•	our inability to service our debt obligations;

•	restrictions on our business from debt covenants and terms; and

•	changes in laws, regulations or industry standards affecting our business.
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

ITEM 1.
Business
GENERAL
Clearwater Paper manufactures quality consumer tissue, away-from-home tissue, parent roll tissue, bleached paperboard and pulp at manufacturing facilities across the nation. The company is a premier supplier of private label tissue to major retailers and wholesale distributors, including grocery, drug, mass merchants and discount stores. In addition, the company produces bleached paperboard used by quality-conscious printers and packaging converters, and offers services that include custom sheeting, slitting and cutting. Clearwater Paper's employees build shareholder value by developing strong customer relationships through quality and service.
On December 16, 2016, we acquired Manchester Industries, an independently-owned paperboard sales, sheeting and distribution supplier to the packaging and commercial print industries. The addition of Manchester Industries' customers to our paperboard business extends our reach and service platform to small and mid-sized folding carton plants, by offering a range of converting services that include custom sheeting, slitting, and cutting. These converting operations include five strategically located facilities in Virginia, Pennsylvania, Indiana, Texas, and Michigan.
On November 29, 2016, we announced the permanent closure of our Oklahoma City converting facility. The closure of the Oklahoma City facility is planned for March 31, 2017. Due to productivity gains from cost and optimization programs across the company, we expect the production from this facility to be effectively absorbed and more efficiently supplied by our other facilities.
Also on November 29, 2016, we announced the permanent shutdown of two tissue machines at our Neenah, Wisconsin, tissue facility, effective in late-December 2016. We expect the shutdown of these paper machines and related restructuring at this plant to lower our overall costs and improve operating efficiency at our Neenah facility.
On December 30, 2014, we sold our specialty business and mills to a private buyer. The specialty mill’s production consisted predominantly of machine-glazed tissue and also included parent rolls and other specialty tissue products such as absorbent materials and dark-hued napkins. The sale included five Clearwater Paper subsidiaries with facilities located at Connecticut, Michigan, New York, Ontario, and Mississippi.
Company Strengths
Leading private label tissue manufacturer with a broad U.S. footprint. Our consumer products business is a premier private label tissue manufacturer. We have through-air-dried, or TAD, tissue manufacturing facilities in Shelby, North Carolina and Las Vegas, Nevada, and non-TAD manufacturing facilities located in Ladysmith, Wisconsin, Lewiston, Idaho, and Neenah, Wisconsin, as well as converting operations strategically located across the United States. We believe we were the sixth largest tissue manufacturer in the North American tissue market as of December 31, 2016, based on tissue parent roll capacity. Our broad manufacturing footprint allows us to cost effectively service a diverse customer base, including major grocery store chains and retailers across the U.S.
High quality brand-equivalent tissue and other products to meet retailers' private label strategies. Our consumer products business produces high-quality products that match the quality of the leading national brands. We focus on high value tissue products across a wide variety of categories and retail channels. We also manufacture a broad range of cost-competitive consumer tissue products, as well as recycled tissue and tissue parent rolls.
High quality premium bleached paperboard products. Our pulp and paperboard business produces premium paperboard products with ultra-smooth print surfaces, superior cleanliness, and excellent forming and sealing characteristics. Products are available in several thicknesses to provide the level of rigidity and strength needed for a wide range of applications. The high quality of our paperboard allows buyers to use our products for packaging where branding and quality are critical, such as ice cream containers, health and beauty packaging, pharmaceutical packaging, and point of purchase displays.
Long-standing customer relationships. Our consumer products business supplies private label tissue products to several of the largest national retail chains. Our top 10 consumer products customers in 2016 accounted for approximately 70% of our total consumer products net sales. The average tenure of these customer relationships was approximately 13 years. In total, our consumer products business maintained114 customers across a broad geographic area. We also have long-standing customer relationships with our paperboard customers. Our top 10 paperboard customers in 2016 accounted for approximately 50% of our total paperboard net sales. The average tenure of these customer relationships was approximately 30 years.

Strategically positioned pulp and paperboard facilities. Our pulp and paperboard mill in Lewiston, Idaho is one of only two solid bleach sulfate, or SBS, paperboard mills, and the only coated SBS paperboard mill, in the Western U.S. to offer a full range of specialized products to meet the needs of customers for traditional folding carton, plates, cup and liquid packaging products. This facility's geographic location reduces transportation costs to customers in the Western U.S. as well as Asia, which allows us to compete on a cost-advantaged basis relative to East Coast producers. Our Cypress Bend, Arkansas mill is centrally located, which reduces transportation costs to the Midwestern and Eastern U.S. and complements the Lewiston mill in shipping to customers nationwide.
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
Strategy
Our long-term strategy is to grow the size and scope of our business and optimize the profitability of both our consumer products business and our paperboard business. In the near-term, our focus is on successfully completing strategic capital projects, optimizing the operating efficiency and cost effectiveness of both segments of our company, growing in-line with our customer's needs, and successfully integrating our Manchester Industries acquisition.

ORGANIZATION
Our businesses are organized into two operating segments: Consumer Products and Pulp and Paperboard. Additional information relating to the amounts of net sales, operating income, depreciation and amortization, identifiable assets and capital expenditures attributable to each of our operating segments for 2014-2016, as well as geographic information regarding our net sales, is set forth in Note 20, "Segment Information" to our consolidated financial statements included under Part II, Item 8 of this report.
Consumer Products Segment
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products as well as AFH products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers. In 2016, our Consumer Products segment had net sales of $988.4 million. A listing of our Consumer Products segment facilities is included under Part I, Item 2 of this report.
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
The U.S. at-home tissue segment consists of bath, paper towels, facial and napkin products categories. Each category is further distinguished according to quality segments: ultra, premium, value and economy. As a result of manufacturing process improvements and consumer preferences, the majority of at-home tissue sold in the U.S. is ultra and premium quality.
At-home tissue producers are comprised of companies that manufacture branded tissue products, private label tissue products, or both. Branded tissue suppliers manufacture, market and sell tissue products under their own nationally branded labels. Private label tissue producers manufacture tissue products for retailers to sell as their store brand.
In the U.S., at-home tissue is primarily sold through grocery stores, mass merchants, warehouse clubs, drug stores and discount dollar stores. Tissue has historically been one of the strongest segments of the paper industry due to its steady demand growth and the relative absence of severe supply imbalances, largely due to population growth in the U.S., that occur in a number of other paper industry segments. In addition to economic and demographic drivers, tissue demand is affected by product innovations and shifts in distribution channels.

Our Consumer Products Business
We believe that we are the only U.S. consumer tissue manufacturer that solely produces a full line of quality private label tissue products for large retail trade channels. Most U.S. tissue producers manufacture only branded products, or both branded and private label products, or in the case of certain smaller or midsize manufacturers, only produce a limited range of tissue products or quality segments. Branded producers generally manufacture their private label products at a quality grade or two below their branded products so as not to impair sales of the branded products. Because we do not mass produce and market branded tissue products, we believe we are able to offer products that match the quality of leading national brands, but generally at lower prices. We utilize independent companies to routinely test our product quality.
In bathroom tissue, the majority of our sales are high quality two-ply ultra and premium products. In paper towels, we produce and sell ultra quality towels as well as premium and value towels. In the facial category, we sell ultra-lotion three-ply and a complete line of two-ply premium products, as well as value facial tissue. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. Recycled fiber value grade products are also produced for customers who wish to further diversify their product portfolio. We compete primarily in the at-home portion of the U.S. tissue market, which made up approximately 90% of our Consumer Products segment sales in 2016.
We manufacture and sell a line of AFH products to customers with commercial and industrial tissue needs. Products include conventional one- and two-ply bath tissue, two-ply paper towels, hard wound towels and dispenser napkins.
During 2016, our consumer products were manufactured on 12 paper machines in facilities located throughout the U.S. Parent rolls from our paper machines are then converted and packaged at our converting facilities located across the U.S. Two of our paper machines, located in Las Vegas, Nevada and Shelby, North Carolina, produce TAD tissue that we convert into national brand comparable, ultra quality towels and bath tissue. In December 2016, we permanently shut down two of the five paper machines at our Neenah, Wisconsin tissue facility.
In 2016 and 2015, through multi-outlet channels, which include grocery, drug, dollar, super and club stores, as well as military purchasing, we sold approximately 33% and 32%, respectively, of the total private label tissue products in the U.S.
We had one customer in the Consumer Products segment, the Kroger Company, that accounted for approximately $232 million, or 13.4%, of our total company net sales in 2016 and approximately $215 million, or 12.3%, of our total company net sales in 2015. In 2014, we did not have any single customer that accounted for 10% or more of our total net sales.
We sell private label tissue products through our own sales force and compete based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.
Pulp and Paperboard Segment
Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of SBS paperboard, as well as offering services that include custom sheeting, slitting and cutting of paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products, and slush pulp, which it supplies to our Consumer Products segment. In 2016, our Pulp and Paperboard segment had net sales of $746.4 million. A listing of our Pulp and Paperboard segment facilities is included under Part I, Item 2 of this report.
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

Folding Carton Segment. Folding carton is the largest portion of the SBS category of the U.S. paperboard industry, comprising approximately 38% of the category in 2016. Within the folding carton segment there are varying qualities of SBS paperboard. The high end of the folding carton category in general requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. SBS paperboard is also used in the packaging of frozen foods, beverages and baked goods.
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
Market Pulp. The majority of the pulp manufactured worldwide is used in paper and paperboard production, usually at the same mill location. In those cases where a paper mill is not paired with pulp production operations or requires pulp with different production qualities, it must purchase pulp on the open market. Market pulp is defined as pulp produced for sale to these customers and it excludes tonnage consumed by the producing mill or shipped to any of its affiliated mills within the same company.
Our Pulp and Paperboard Business
Our Pulp and Paperboard segment operates pulp and paperboard facilities in Idaho, which has two paperboard machines, and Arkansas, which has one paperboard machine. As of December 31, 2016, we were one of the five largest producers of bleached paperboard in North America with approximately 12% of the available production capacity. Additionally, through our recent acquisition of Manchester Industries, we provide custom sheeting, slitting, and cutting of paperboard products from five converting facilities.
Our overall pulp and paperboard production consists primarily of folding carton, liquid packaging, cup and plate products, commercial printing grades and hardwood and softwood pulp.
Folding carton board used in pharmaceuticals, cosmetics and other premium packaging, such as those that incorporate foil and holographic lamination, accounts for the largest portion of our total paperboard sales. We focus on high-end folding carton applications where the heightened product quality requirements provide for differentiation among suppliers, generally resulting in margins that are more attractive than less critical packaging applications.
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
With the exception of our capability to supply just-in-time sheeting and narrow rolls as a result of our acquisition of Manchester Industries, we do not produce converted paperboard end-products, so we are not simultaneously a supplier of and a competitor to our customers in key market segments, notably folding carton. Of the five largest SBS paperboard producers in the U.S., we are the only producer that does not convert SBS paperboard into folding cartons, cups, plates, and liquid packaging end-use products. We believe our position provides us a diverse group of loyal customers because when there is increased market demand for paperboard, we do not anticipate diverting our production to internal uses. With the acquisition of Manchester Industries, we can convert paperboard parent rolls to flat sheets and narrow rolls, which expands our in-market service capabilities and allows us to support the small and mid-sized folding carton converters that buy sheeted paperboard to convert into packaging end-products. Expanding our service platform in this way grows the key folding carton segment of our business and does not compete with our customers in other key market segments.
At our Idaho facility we produce bleached softwood pulp primarily for internal use, including in our Consumer Products segment.

Our pulp mills are currently capable of producing approximately 857,000 tons of pulp on an annual basis. In 2016, we produced approximately 802,000 tons of pulp in the aggregate and utilized approximately 83% of that production, or approximately 664,000 tons, to produce approximately 788,000 tons of paperboard. The increase in tonnage from pulp to paperboard production is due to the addition of coatings and other manufacturing processes. We also used approximately 17% of our pulp production, or approximately 136,000 tons, in our Consumer Products segment to produce tissue products. The remaining pulp production of less than 1%, or approximately 2,000 tons, was sold externally by our Consumer Products segment.
We utilize various methods for the sale and distribution of our paperboard and softwood pulp. The majority of our paperboard is sold to packaging converters domestically through sales offices located throughout the U.S., with a smaller percentage channeled through distribution to commercial printers. Additionally, with our recent Manchester Industries acquisition we directly sell sheeted paperboard products to folding carton converters, merchants and commercial printers. The majority of our international paperboard sales are conducted through sales agents and are primarily denominated in U.S. dollars. Our principal methods of competing are product quality, customer service and price.
RAW MATERIALS AND INPUT COSTS
For our manufacturing operations, the principal raw material used is wood fiber, which consists of purchased pulp and chips, sawdust and logs. During 2016, our purchased pulp costs were 13.2% of our cost of sales, while chips, sawdust and logs accounted for 9.9%. In 2016, our Consumer Products segment sourced approximately 45% of its total pulp supply from our Pulp and Paperboard segment, with the remainder purchased from external suppliers. We own and operate a wood chipping facility located in Clarkston, Washington, near our Lewiston, Idaho, facility, which we believe bolsters our wood fiber position and provides short-term and long-term cost savings.
We utilize a significant amount of chemicals in the production of pulp and paper, including caustic, polyethylene, starch, sodium chlorate, latex and specialty process paper chemicals. A portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are impacted by petroleum prices. During 2016, chemical costs accounted for 11.2% of our cost of sales.
Transportation is a significant cost input for our business. Fuel prices impact our transportation costs for delivery of raw materials to our manufacturing facilities and delivery of our finished products to customers. Our total transportation costs were 12.2% of our cost of sales in 2016.
We consume substantial amounts of energy, such as electricity, hog fuel, steam and natural gas. During 2016, energy costs accounted for 5.8% of our cost of sales. We purchase a significant portion of our natural gas and electricity under supply contracts, most of which are between a specific facility and a specific local provider. Under most of these contracts, the providers have agreed to provide us with our requirements for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we use firm-price contracts to mitigate price risk for certain of our energy requirements.
As a significant producer of private label consumer tissue products, we also incur expenses related to packaging supplies used for retail chains, wholesalers and cooperative buying organizations. Our total packaging costs for 2016 were 5.7% of our cost of sales.
Our maintenance and repairs represented 6.4% of our cost of sales for 2016 and are expensed as incurred. We perform routine maintenance on our machines and equipment and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
We also record depreciation expense associated with our plant and equipment. Depreciation expense was 5.4% of our cost of sales for 2016.
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
EMPLOYEES
As of December 31, 2016, we had approximately 3,370 employees, of which approximately 1,930 were employed by our Consumer Products segment, approximately 1,270 were employed by our Pulp and Paperboard segment and approximately 170 were corporate administration employees. This workforce consisted of approximately 800 salaried employees and approximately 2,570 hourly and fixed rate employees. As of December 31, 2016, approximately 48% of our workforce was covered under collective bargaining agreements.
Unions represent hourly employees at three of our manufacturing sites. There were three hourly union labor contracts that expired in 2016. Two of those contracts were renegotiated during the year. The following contract that expired in 2016 that is currently being negotiated:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
May 31, 2016	Consumer Products Division-Neenah, Wisconsin	United Steel Workers (USW)	295

The following two hourly union labor contracts expire in 2017:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
August 31, 2017	Consumer Products Division and Pulp & Paperboard Division-Lewiston, Idaho	United Steel Workers (USW)	975
August 31, 2017	Consumer Products Division and Pulp & Paperboard Division-Lewiston, Idaho	International Brotherhood of Electrical Workers (IBEW)	55

EXECUTIVE OFFICERS OF THE REGISTRANT
The following individuals are deemed our “executive officers” under the Securities Exchange Act of 1934 as of December 31, 2016. Executive officers of the company are generally appointed as such at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which they were selected as officers. No family relationships exist among any of our executive officers.
Linda K. Massman (age 50), has served as President and Chief Executive Officer, as well as a director, since January 2013. Ms. Massman served as President and COO from November 2011 to December 2012. She served as CFO and Senior Vice President, Finance from May 2011 to November 2011, and as CFO and Vice President, Finance from December 2008 to May 2011. From September 2008 to December 2008, Ms. Massman served as Vice President of Potlatch Corporation pending completion of the spin-off of Clearwater Paper Corporation. From May 2002 to August 2008, Ms. Massman was Group Vice President, Finance and Corporate Planning, for SUPERVALU Inc., a grocery retail company. In 2017, Ms. Massman was elected to the position of board chair for the American Forest & Paper Association (AF&PA), the national trade association of the forest products industry. Ms. Massman also serves as a director of Black Hills Corporation (NYSE: BKH), an energy company, and as a member of its Compensation Committee, as well as a director for TreeHouse Foods, Inc. (NYSE:THS) and is a member of its Audit Committee.
John D. Hertz (age 50) joined the company in June 2012 as Senior Vice President, and has served as Senior Vice President, Finance and Chief Financial Officer since August 2012. From June 2010 to June 2012, Mr. Hertz was the Vice President and Chief Financial Officer of Novellus Systems, Inc. From October 2007 to June 2010, he served as Novellus' Vice President of Corporate Finance and Principal Accounting Officer and as Vice President and Corporate Controller from June 2007 to October 2007. From 2000 to 2007, Mr. Hertz worked for Intel Corporation where he held a number of positions, including Central Finance Controller of the Digital Enterprise Group, Finance Controller of the Enterprise Platform Services Division and Accounting Policy Controller. Prior to that, Mr. Hertz was a Senior Manager with KPMG, LLP.
Patrick T. Burke (age 56) has served as Senior Vice President, Group President since October 2015, and served as Senior Vice President and President, Consumer Products Division from April 2015 to October 2015. From May 2014 to April 2015, he served as Vice President, Supply Chain. From March 2011 to April 2014, Mr. Burke served as the Director of West for Pepsi Beverage Company, and from January 2008 to February 2011, as the Director of the Western Region for Gatorade, for Pepsi America Beverages.
Michael S. Gadd (age 52) has served as Senior Vice President since May 2011 and General Counsel and Corporate Secretary since December 2008. He served as Vice President from December 2008 to May 2011. From March 2006 to December 2008, Mr. Gadd served as Associate General Counsel of Potlatch Corporation, and served as Corporate Secretary of Potlatch from July 2007 to December 2008. From January 2001 to January 2006, Mr. Gadd was an attorney with Perkins Coie, LLP in Portland, Oregon.
Kari G. Moyes (age 49) has served as Senior Vice President, Human Resources since February 2015, and served as Vice President, Labor Relations from July 2013 through January 2015. From November 2010 through June 2013, Ms. Moyes served as National Director of Human Resources for Nestlé, a food manufacturer. Prior to her tenure with Nestle, Ms. Moyes spent 10 years with Pepsico in various capacities.

ITEM 1A.
Risk Factors
Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.
The expansion of our business through the construction of new paper making and converting facilities may not proceed as anticipated.
In connection with our long-term growth strategy, we are adding a paper machine capable of producing certain premium and ultra-quality tissue products, and converting facilities to our Shelby, North Carolina site. The tissue machine to be installed in North Carolina is highly complex and costly and it can be manufactured by only one company in the world. Installing this machine and building the supporting facilities entails numerous risks, including difficulties in completing the project on time due to construction issues or permitting issues, cost overruns, difficulties in integrating the new operations and personnel, and uncertainties regarding the existence of sufficient customer demand and acceptance of the quality of the tissue produced once the new paper machine becomes operational. Any of these risks, if realized, could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, such events could also divert management’s attention from other business concerns.
Increases in tissue supply could adversely affect our operating results and financial condition.
Over the past few years, several new or refurbished premium and ultra-quality tissue paper machines have been completed or announced by us and by our competitors, including private label competitors, which will result in a substantial increase in the supply of premium and ultra-quality tissue in the North American market. Additionally, several new or refurbished conventional tissue machines have been installed or announced, including as a result of foreign competitors increasing their presence and operations in North America. If demand for tissue products in the North American market does not increase or consumer preferences as to tissue products changes, the increase in supply of ultra-quality tissue products, could have a material adverse effect on the price of premium and ultra-quality tissue products. In addition, increased supply of tissue, including displacement of conventional tissue by increased premium and ultra-quality supply could adversely effect the market demand and price for conventional tissue products, which will continue to represent a significant portion of our total production for the foreseeable future.
United States and global economic conditions could have adverse effects on the demand for our products and financial results.
U.S. and global economic conditions have a significant impact on our business and financial results. Recessed global economic conditions and a strong U.S. dollar can affect our business in a number of ways, including causing declines in global demand for consumer tissue and paperboard, which increases the likelihood or the pace of foreign manufacturers entering into or increasing sales into the U.S. market.
Increased competition and supply from foreign manufacturers could have adverse effects on the demand for our products and financial results.
Foreign manufacturers in Asia and Europe are currently in the process of increasing, and are expected to continue to increase, their paper production capabilities, particularly with respect to paperboard. This, in turn, may result in increased competition in the North American paper markets from direct sales by foreign competitors into these markets and/or increased competition in the U.S. as domestic manufacturers seek increased U.S. sales to offset displaced overseas sales caused by increased sales by foreign suppliers into Asia and European markets. An increased supply of foreign paper products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our results of operations and cash flows.
The loss of, or a significant reduction in, orders from, or changes in prices in regards to, any of our large customers could adversely affect our operating results and financial condition.
We derive a substantial amount of revenues from a concentrated group of customers. For example, our top 10 consumer products customers in 2016 accounted for approximately 70% of our total consumer products net sales. Our top 10 paperboard customers in 2016 accounted for approximately 50% of our total paperboard net sales. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our results of operations and financial condition. We have experienced increased price and promotion competition for our consumer products customers, particularly in regards to TAD products, and this competition has decreased our gross margins and adversely affected our financial condition. Some of our customers have the capability to produce the parent rolls or products that they purchase from us.
We generally do not have long-term contracts with many of our customers that ensure a continuing level of business from them. In addition, our agreements with our customers, including our largest customers, are not exclusive and generally do not contain minimum volume purchase commitments. Our relationship with our largest and most important customers will depend on our ability to continue to meet their needs for quality products and services at competitive prices. If we lose one or more of these customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed. In addition, our focus on these large accounts could affect our ability to serve our smaller accounts, particularly when product supply is tight and we are not able to fully satisfy orders for these smaller accounts.
Competitors' branded products and private label products could have an adverse effect on our financial results.
Our consumer products compete with well-known, branded products, as well as other private label products. Our business may be harmed by new product offerings by competitors, the effects of consolidation within retailer and distribution channels, and price competition from companies that may have greater financial resources than we do. If we are unable to offer our existing customers, or new customers, tissue products comparable to branded products or private label products in terms of quality, customer service, and/or price, we may lose business or we may not be able to grow our existing business and be forced to sell lower-margin products, all of which could negatively affect our financial condition and results of operations.
Our investments to increase operational efficiencies may not be fully achieved or may not support the level of investment we are making.
Our near term strategy of investing to achieve increased operational efficiencies and cost effectiveness may not be fully achieved. The capital projects we are investing in may not achieve expected operational or financial results in the time frames we anticipate, or at all. Such delays or failures could materially affect our business, cash flows and financial condition.
Disruptions in transportation services or increases in our transportation costs could have a material adverse effect on our business.
Our business, particularly our consumer products business, is dependent on transportation services to deliver our products to our customers and to deliver raw materials to us. Shipments of products and raw materials may be delayed or disrupted due to weather conditions, labor shortages or strikes, regulatory actions or other events. If our transportation providers are unavailable or fail to deliver our products in a timely manner, we may incur increased costs. If any transportation providers are unavailable or fail to deliver raw materials to us in a timely manner, we may be unable to manufacture products on a timely basis.
In 2016, our transportation costs were 12.2% of our cost of sales. The costs of these transportation services are influenced by the factors described above as well as fuel prices, which are affected by geopolitical and economic events. We have not been able in the past, and may not be able in the future, to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices as a result of increased fuel or transportation costs, our gross margins may be materially adversely affected.
We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may harm our operating performance.
We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our pulp and paperboard facilities require periodic shutdowns to perform major maintenance. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which they occur and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during the shutdown period. We had one scheduled major maintenance shutdown in 2016, which occurred during the third quarter at our Lewiston, Idaho pulp and paperboard facility.
Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. For example, we experienced a significant disruption in operations in the third quarter of 2016 due to an electrical outage and the subsequent startup at our Lewiston, Idaho facility and had a fire in the fourth quarter of 2016 at our Las Vegas facility. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism, changes in or non-compliance with environmental or safety laws and the lack of availability of services from any of our facilities' key suppliers. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our results of operations.
We depend on external sources of wood pulp and wood fiber for a significant portion of our tissue production, which subjects our business and results of operations to potentially significant fluctuations in the price of market pulp and wood fiber.
Our Consumer Products segment sources a significant portion of its wood pulp requirements from external suppliers, which exposes us to price fluctuation. In 2016, it sourced approximately 55% of its pulp requirements externally, comprising approximately 13.2% of our cost of sales.
Pulp prices can, and have, changed significantly from one period to the next. The volatility of pulp prices can adversely affect our earnings if we are unable to pass cost increases on to our customers or if the timing of any price increases for our products significantly trails the increases in pulp prices. We have not hedged these risks.
Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products and consumer products. In 2016, our wood fiber costs were 9.9% of our cost of sales. Much of the wood fiber we use in our pulp manufacturing process in Lewiston, Idaho, is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in the lumber industry. The significant reduction in home building over the past several years resulted in the closure or curtailment of operations at many sawmills. The price of wood fiber is expected to remain volatile until the housing market recovers and sawmill operations increase. Additionally, the supply and price of wood fiber can also be negatively affected by weather and other events. For example, our Arkansas pulp and paperboard facility relies on whole log chips for a significant portion of its wood fiber, and in the past this facility has experienced increases in the costs for wood fiber due to extremely wet weather conditions in the Southeastern U.S. that limited accessibility and availability.
The effects on market prices for wood fiber resulting from various governmental programs involving tax credits or payments related to biomass and other renewable energy projects are uncertain and could result in a reduction in the supply of wood fiber available for our pulp and paperboard manufacturing operations. Additionally, wood pellet facilities or fluff pulp facilities, such as a fluff pulp facility recently announced in Arkansas, can increase demand and prices for wood fiber. If we and our pulp suppliers are unable to obtain wood fiber at favorable prices or at all, our costs will increase and our operations and financial results may be harmed.
Our business and financial performance may be harmed by future labor disruptions.
As of December 31, 2016, 48% of our full-time employees are represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. In 2017, the collective bargaining agreement for the majority of hourly employees at our Lewiston, Idaho facility, which affects approximately 975 employees, is scheduled to expire and will be subject to negotiation. Additionally, the collective bargaining agreement at our Neenah, Wisconsin facility, which expired in 2016, remains subject to negotiation. Any failure to reach an agreement with one of the unions may result in strikes, lockouts, work slowdowns, stoppages or other labor actions, any of which could have a material adverse effect on our operations and financial results.
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
We use information technology, or IT, systems in various aspects of our operations, including enterprise resource planning, or ERP, management of inventories and customer sales. Some of these systems have been in place for long periods of time. We have different legacy IT systems that we are continuing to integrate. If one of these systems was to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our results of operations and financial condition. In addition, we may underestimate the costs and expenses of developing and implementing new systems.
The cost of chemicals and energy needed for our manufacturing processes significantly affects our results of operations and cash flows.
We use a variety of chemicals in our manufacturing processes, including petroleum-based polyethylene and certain petroleum-based latex chemicals. In 2016, our chemical costs were 11.2% of our cost of sales. Prices for these chemicals have been and are expected to remain volatile. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages and cost increases, ration the amount of chemicals available to us, and therefore we may not be able to obtain at favorable prices the chemicals we need to operate our business, if we are able to obtain them at all.
Our manufacturing operations also utilize large amounts of electricity and natural gas. In 2016, our energy costs were 5.8% of our cost of sales. Energy prices have fluctuated widely over the past decade, which in turn affects our cost of sales. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, geopolitical events, government regulation, and natural disasters. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage. Any significant energy shortage or significant increase in our energy costs in circumstances where we cannot raise the price of our products could have a material adverse effect on our results of operations. Any disruption in the supply of energy could also affect our ability to meet customer demand in a timely manner and could harm our reputation.
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
We may not realize the expected benefits of the acquisition of Manchester Industries because of integration difficulties and other challenges.

In December 2016, we acquired Manchester Industries, to provide us a direct paper-board sales and converting platform. This is a new business and operational area for us and we may not be able to realize the anticipated benefits from the acquisition. The integration process will be complex and time-consuming. The potential risks associated with our efforts to integrate the Manchester business and operations include, among others:

•	failure to effectively implement our business plan for the business;

•	unanticipated issues in integrating financial, manufacturing, logistics, information, communications and other systems;

•	failure to retain key employees;

•	failure to retain key customers, including our customers in the sheeting and commercial print business as well as Manchester’s customers;

•	inconsistencies in standards, controls, procedures and policies, including internal control and regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.
Further, the integration of the Manchester operations and business requires the focused attention of our management team, including a significant commitment of their time and resources. The need for our management to focus on integration matters could have a material and adverse impact on our sales and operating results.
In addition, we may not be able to maintain the levels of revenue, earnings or operating efficiency that Manchester had previously achieved. Failure to achieve, or a delay in achieving, the anticipated benefits of the acquisition could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, and could materially impact our business, financial condition, operating results and cash flows.
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
Our ability to successfully compete in the pulp and paperboard industry is influenced by a number of factors, including manufacturing capacity, general economic conditions and the availability and demand for paperboard substitutes. Our pulp and paperboard business competes with International Paper, WestRock, Georgia-Pacific, and international producers, most of whom are much larger than us. Any increase in manufacturing capacity by any of these or other producers could result in overcapacity in the pulp and paperboard industry, which could cause downward pressure on pricing. For example, several newer facilities in China have large paperboard manufacturing capacities, the output of which is expected to increase paperboard supplies on the international market. Also, a large European manufacturer is expected to begin paperboard production at a new facility with products intended for the North American market. Furthermore, customers could choose to use types of paperboard that we do not produce or could rely on alternative materials, such as plastic, for their products. An increased supply of any of these products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our results of operations and cash flows.
The consolidation of paperboard converting businesses, including through the acquisition and integration of such converting business by larger competitors of ours, could result in a loss of customers and sales on the part of our pulp and paperboard business. A loss of paperboard customers or sales as a result of consolidations and integrations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our company-sponsored pension plans are currently underfunded, and we are required to make cash payments to the plans, reducing cash available for our business.
We have company-sponsored pension plans covering certain of our salaried and hourly employees. The volatility in the value of equity and fixed income investments held by these plans, coupled with a low interest rate environment resulting in higher liability valuations, has caused these plans to be underfunded as the projected benefit obligation has exceeded the aggregate fair value of plan assets by varying year-end amounts since 2008. At December 31, 2016, and 2015, our company sponsored pension plans were underfunded in the aggregate by $18.8 million and $24.4 million, respectively. As a result of underfunding, we may be required to make contributions to our qualified pension plans in future years, which would reduce the cash available for business and other needs. In 2016, we made no contributions to these pension plans, and we are not required to make contributions in 2017.
We may be required to pay material amounts under multiemployer pension plans.
We contribute to two multiemployer pension plans. The amount of our annual contributions to each of these plans is negotiated with the plan and the bargaining unit representing our employees covered by the plan. In 2016, we contributed approximately $6 million to these plans, and in future years we may be required to make increased annual contributions, which would reduce the cash available for business and other needs. In addition, in the event of a partial or complete withdrawal by us from any multiemployer plan that is underfunded, we would be liable for a proportionate share of such multiemployer plan's unfunded vested benefits, referred to as a withdrawal liability. A withdrawal liability is considered a contingent liability. In the event that any other contributing employer withdraws from any multiemployer plan that is underfunded, and such employer cannot satisfy its obligations under the multiemployer plan at the time of withdrawal, then the proportionate share of the plan’s unfunded vested benefits that would be allocable to us and to the other remaining contributing employers, would increase and there could be an increase to our required annual contributions. In renegotiations of collective bargaining agreements with labor unions that participate in these multiemployer plans, we may decide to discontinue participation in these plans.
One of the multiemployer pension plans to which we contribute, the PACE Industry Union-Management Pension Fund, or PIUMPF, was certified to be in “critical status” for the plan year beginning January 1, 2010, and continued to be in critical status through the plan year beginning January 1, 2014. For the plan years beginning January 1, 2015 and January 1, 2016, PIUMPF was certified to be in "critical and declining status" under the Multiemployer Pension Plan Reform Act of 2014. In 2013, two large employers withdrew from PIUMPF and in 2015 the largest employer in PIUMPF also withdrew. Further withdrawals by contributing employers could cause a “mass withdrawal” from, or effectively a termination of, PIUMPF or alternatively we could elect to withdraw. Although we have no current intention to withdraw from PIUMPF, if we were to withdraw, either completely or partially, we would incur a withdrawal liability based on our share of PIUMPF’s unfunded vested benefits. Based on information as of December 31, 2016 provided by PIUMPF and reviewed by our actuarial consultant, we estimate that, as of December 31, 2016, the payments that we would be required to make to PIUMPF in the event of our complete withdrawal would be approximately $5.7 million per year on a pre-tax basis. These payments would continue for 20 years, unless we were deemed to be included in a “mass withdrawal” from PIUMPF, in which case these payments would continue in perpetuity.
However, we are not able to determine the exact amount of our withdrawal liability because the amount could be higher or lower depending on the nature and timing of any triggering event, the funded status of the plan and our level of contributions to the plan prior to the triggering event. These withdrawal liability payments would be in addition to pension contributions to any new pension plan adopted or contributed to by us to replace PIUMPF, all of which would reduce the cash available for business and other needs. Adverse changes to or requirements under pension laws and regulations or the fund's rehabilitation plan could increase the likelihood and amount of our liabilities arising under PIUMPF.
Our pension and health care costs are subject to numerous factors that could cause these costs to change.
In addition to our pension plans, we provide health care benefits to certain of our current and former salaried and hourly employees. There is a risk of increased costs due to the Affordable Care Act’s individual mandate and required coverage. Our health care costs vary with changes in health care costs generally, which have significantly exceeded general economic inflation rates for many years. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions about future investment returns. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates, expected rates of return on plan assets and mortality rates could also increase pension costs. Significant changes in any of these factors may adversely impact our cash flows, financial condition and results of operations.

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
As of December 31, 2016, we had $710 million of outstanding indebtedness, and we could incur substantial additional indebtedness in the future. Our ability to make payments on and to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facilities in an amount sufficient to enable us to pay our indebtedness, including our outstanding notes, or to fund our other liquidity needs. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facilities and our outstanding notes, on commercially reasonable terms or at all.

The indenture for our outstanding notes that we issued in 2013 and the credit agreements governing our senior secured revolving credit facilities, contain various covenants that limit our discretion in the operation of our business.
The indenture governing our outstanding notes that we issued in 2013 and the credit agreements governing our senior secured revolving credit facilities, contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

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
These restrictions on our ability to operate our business at our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, our senior secured revolving credit facilities require, among other things, that we maintain a consolidated total leverage ratio in an amount not to exceed 4.00 to 1.00 (subject to certain exceptions with respect to acquisitions in excess of an agreed threshold amount) and a consolidated interest coverage ratio in an amount not less than 2.25 to 1.00. Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.
Our failure to comply with the covenants contained in our senior secured revolving credit facilities or the indentures governing our outstanding notes, including as a result of events beyond our control, could result in an event of default that could cause repayment of the debt to be accelerated.
If we are not able to comply with the covenants and other requirements contained in the indentures governing our outstanding notes, our senior secured revolving credit facilities or our other debt instruments, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.

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

ITEM 1B.
Unresolved Staff Comments
None.

ITEM 2.
Properties
FACILITIES
We own and operate facilities located throughout the United States. The following table lists each of our facilities and its location, use, and 2016 capacity and production:

	USE	LEASED OR OWNED	CAPACITY[1]		PRODUCTION[1]
CONSUMER PRODUCTS
Tissue manufacturing facilities:
Ladysmith, Wisconsin	Tissue	Owned	56,000	tons	50,000	tons
Las Vegas, Nevada	TAD tissue	Owned	38,000	tons	34,000	tons
Lewiston, Idaho	Tissue	Owned	190,000	tons	188,000	tons
Neenah, Wisconsin[3]	Tissue	Owned	54,000	tons	80,000	tons
Shelby, North Carolina[2]	TAD tissue	Owned/Leased	75,000	tons	69,000	tons
			413,000	tons	421,000	tons
Tissue converting facilities:
Elwood, Illinois[2]	Tissue converting	Owned/Leased	60,000	tons	56,000	tons
Las Vegas, Nevada	Tissue converting	Owned	64,000	tons	61,000	tons
Lewiston, Idaho	Tissue converting	Owned	90,000	tons	70,000	tons
Neenah, Wisconsin[3]	Tissue converting	Owned	70,000	tons	64,000	tons
Oklahoma City, Oklahoma[2,4]	Tissue converting	Owned/Leased	25,000	tons	21,000	tons
Shelby, North Carolina[2]	Tissue converting	Owned/Leased	73,000	tons	68,000	tons
			382,000	tons	340,000	tons
PULP AND PAPERBOARD
Pulp Mills:
Cypress Bend, Arkansas	Pulp	Owned	317,000	tons	306,000	tons
Lewiston, Idaho	Pulp	Owned	540,000	tons	496,000	tons
			857,000	tons	802,000	tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	Paperboard	Owned	360,000	tons	338,000	tons
Lewiston, Idaho	Paperboard	Owned	465,000	tons	450,000	tons
			825,000	tons	788,000	tons

Mendon, Michigan[2,5]	Paperboard sheeting	Owned/Leased	50,000	tons	—	tons
Wilkes-Barre, Pennsylvania[2,5]	Paperboard sheeting	Owned/Leased	40,000	tons	—	tons
Dallas, Texas[2,5]	Paperboard sheeting	Owned/Leased	36,000	tons	—	tons
Richmond, Virginia[2,5]	Paperboard sheeting	Owned/Leased	35,000	tons	—	tons
Hagerstown, Indiana[2,5]	Paperboard sheeting	Owned/Leased	32,000	tons	—	tons
			193,000	tons	—	tons

CORPORATE
Alpharetta, Georgia	Operations and administration	Owned/Leased		N/A		N/A
Spokane, Washington	Corporate headquarters	Leased		N/A		N/A

[1]
Production amounts are approximations for full year 2016. Annual capacity is an estimate based on assumptions and judgments concerning, among other things, both market demand and product mix, which change from time-to-time.

[2]	The buildings located at these facilities are leased by Clearwater Paper or a subsidiary, and the operating equipment located within the buildings are owned by Clearwater Paper or a subsidiary.

[3]
On November 29, 2016 we announced the permanent shutdown of two tissue machines at our Neenah, Wisconsin tissue facility. Production throughout 2016 took place on five machines. However, capacities presented for this location reflect the shutdown and depict our capacity at December 31, 2016 with the remaining three machines.

[4]	On November 29, 2016 we announced the permanent closure of our Oklahoma City converting facility. We intend to run the facility until its permanent closure on March 31, 2017.

[5]
On December 16, 2016, we acquired Manchester Industries. Production tonnages for the five Manchester facilities have been excluded from the table above as these facilities were owned for only 16 days in 2016.

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

.

ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET FOR OUR COMMON STOCK
Our common stock is traded on the New York Stock Exchange. The following table sets forth, for each period indicated, the high and low sales prices of our common stock during our two most recent years.

	Common Stock Price
	High	Low
Year Ended December 31, 2016:
Fourth Quarter	$68.40	$50.30
Third Quarter	69.75	59.18
Second Quarter	66.65	47.55
First Quarter	49.58	32.00
Year Ended December 31, 2015:
Fourth Quarter	$51.79	$42.63
Third Quarter	59.70	42.64
Second Quarter	67.99	55.93
First Quarter	75.69	58.43
HOLDERS
On February 16, 2017, the last reported sale price for our common stock on the New York Stock Exchange was $59.65 per share. As of February 16, 2017, there were approximately 840 registered holders of our common stock.
DIVIDENDS
We have not paid any cash dividends and do not anticipate paying a cash dividend in 2017. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and our stockholders. The declaration and amount of any dividends, however, would be determined by our Board of Directors and would depend on our earnings, our compliance with the terms of our notes and revolving credit facilities that contain certain restrictions on our ability to pay dividends, and any other factors that our Board of Directors believes are relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Please see Part III, Item 12 of this report for information relating to our equity compensation plans.
ISSUER PURCHASES OF EQUITY SECURITIES
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. In 2016, we repurchased 1,355,946 shares of our outstanding common stock at an average price of $48.18 per share under this program.
On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed this program during the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock at an average price of$53.13 per share under this program.

The following table provides information about share repurchases that we made during the three months ended December 31, 2016 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2016 to October 31, 2016	153,969	$54.65	153,969	$40,058
November 1, 2016 to November 30, 2016	103,409	$52.05	103,409	$34,673
December 1, 2016 to December 31, 2016	—	$—	—	$34,673
Total	257,378	$53.61	257,378

ITEM 6.
Selected Financial Data
All of the data listed below has been derived from our audited financial statements. Our historical financial and other data is not necessarily indicative of our future performance. Amounts for 2014 forward reflect the sale of our specialty business and mills on December 30, 2014.

(In thousands, except net earnings (loss) per share amounts)	2016	2015	2014	2013	2012
Net sales	$1,734,763	$1,752,401	$1,967,139	$1,889,830	$1,874,304
Income from operations[1]	111,317	123,670	79,811	99,328	145,387
Net earnings (loss)	49,554	55,983	(2,315)	106,955	64,131
Working capital[2]	79,975	199,010	302,069	374,416	292,047
Long-term debt, net of current portion	569,755	568,987	568,221	640,410	515,570
Stockholders’ equity	469,873	474,866	497,537	605,094	540,894
Capital expenditures[3]	155,677	134,104	99,600	86,508	207,115
Property, plant and equipment, net	945,328	866,538	810,987	884,698	877,377
Total assets	1,684,342	1,527,369	1,579,149	1,735,235	1,625,093
Net earnings (loss) per basic common share	$2.91	$2.98	$(0.11)	$4.84	$2.75
Average basic common shares outstanding	17,001	18,762	20,130	22,081	23,299
Net earnings (loss) per diluted common share	$2.90	$2.97	$(0.11)	$4.80	$2.72
Average diluted common shares outstanding	17,106	18,820	20,130	22,264	23,614

[1]	Income from operations for the year ended December 31, 2013, includes the reversal of uncertain tax positions.

[2]	Working capital is defined as our current assets less our current liabilities, as presented on our Consolidated Balance Sheets.

[3]
Capital expenditures in 2012 primarily include expenditures related to our through-air-dried tissue expansion project at our Shelby, North Carolina and Las Vegas, Nevada manufacturing and converting facilities.

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
OVERVIEW
Recent Events
Acquisition of Manchester Industries
On December 16, 2016, we acquired Manchester Industries, an independently-owned paperboard sales, sheeting and distribution supplier to the packaging and commercial print industries, for total consideration of $71.7 million. The addition of Manchester Industries' customers to our paperboard business extends our reach and service platform to small and mid-sized folding carton plants, by offering a range of converting services that include custom sheeting, slitting, and cutting. These converting operations include five strategically located facilities in Virginia, Pennsylvania, Indiana, Texas, and Michigan.
Strategic Capital Projects
As part of our focus on strategic capital spending on projects that we expect to provide a positive return on investments, we announced on September 8, 2015, the construction of a continuous pulp digester project at our Lewiston, Idaho, pulp and paperboard facility. We estimate that the total cost for this pulp optimization project will be approximately $148-$158 million, excluding estimated capitalized interest. Construction on this project began in 2015 and is expected to be completed in the second half of 2017. As of December 31, 2016, we have incurred a total of $90.8 million in total project costs, of which $59.8 million was incurred in 2016. We expect to spend the remainder in 2017. We have also capitalized $2.7 million of interest related to the project to date, of which $2.3 million was incurred in 2016. We anticipate that this project will significantly reduce air emissions, result in operational improvements through increased pulp quality and production, and lower our costs through the more efficient utilization of wood chips.
Facility Closure
On November 29, 2016, we announced the permanent closure of our Oklahoma City converting facility. The closure of the Oklahoma City facility is planned for March 31, 2017. Due to productivity gains from cost and optimization programs across the company, we expect the production from this facility to be more efficiently supplied by our other facilities. As of December 31, 2016, we have incurred $1.7 million of costs associated with this announced closure. These costs include $1.3 million in accelerated depreciation on certain fixed assets.
Machine Shutdowns
Also on November 29, 2016, we announced the permanent shutdown of two of the five tissue machines at our Neenah, Wisconsin, tissue facility, effective late-December 2016. We expect the shutdown of these high-cost machines and related restructuring at this plant to lower our overall costs and improve operating efficiency at our Neenah facility. As of December 31, 2016, we have incurred $1.0 million of costs related to the shutdown of these machines.
Capital Allocation
On December 15, 2015, we announced that our Board of Directors had approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. Through December 31, 2016, we repurchased 1,355,946 shares of our outstanding common stock at an average price of $48.18 per share under this program.

On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed this program during the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock at an average price of $53.13 per share under this program.
New Tissue Machine
On February 8, 2017, we announced plans to build a new tissue machine and related converting equipment at a site adjacent to our existing facility in Shelby, North Carolina. The new tissue machine will produce a variety of high-quality private label premium and ultra-premium bath, paper towel and napkin products. At full production capacity, the new tissue machine is expected to produce approximately 70,000 tons of tissue products annually. The estimated cost for the project includes approximately $283 million for the tissue machine, converting equipment and buildings, and approximately $57 million for the purchase and expansion of an existing warehouse that will consolidate all southeastern warehousing in Shelby. We project that the construction of the new facility will be completed in early 2019 and will be fully operational in 2020.
Business
We are a leading producer of private label tissue and premium bleached paperboard products. Our products are primarily wood pulp based and manufactured in the U.S.
Our business is organized into two reporting segments:

•
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products in each tissue category, including bathroom tissue, paper towels, napkins and facial tissue. We also manufacture away-from-home tissue, or AFH, and parent rolls for external sales. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our consumer products customers. In 2016, our Consumer Products segment had net sales of $988.4 million, representing approximately 57% of our total net sales.

•
Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry, is a leading producer of solid bleach sulfate paperboard and offers services that include custom sheeting, slitting and cutting of paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products, and slush pulp, which it supplies to our Consumer Products segment. In 2016, our Pulp and Paperboard segment had net sales of $746.4 million, representing approximately 43% of our total net sales.

Developments and Trends in our Business
Net Sales
Prices for our consumer tissue products are affected by competitive conditions and the prices of branded tissue products. Tissue has historically been one of the strongest segments of the paper and forest products industry due to its steady demand growth. In recent years, the industry has seen an increase in ultra tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity. Our Consumer Products segment competes based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.
Our pulp and paperboard business is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, historical prices for our products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. In addition, currency exchange rates affect U.S. supplies of paperboard, as non-U.S. manufacturers are more attracted to the U.S. market when the dollar is relatively strong. Paperboard pricing decreased in 2016 compared to 2015.
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
Net sales consist of sales of consumer tissue, paperboard, and to a lessor extent pulp, net of discounts, returns and allowances and any sales taxes collected.

Operating Costs
Prices for our principal operating cost items are variable and directly affect our results of operations. For example, as economic conditions improve, we normally would expect at least some upward pressure on our operating costs. Competitive market conditions can limit our ability to pass cost increases through to our customers. The following table shows our principal operating cost items and associated percentage of net sales for each of the past three years:

	Years Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Cost	Percentage of Cost of Sales	Cost	Percentage of Cost of Sales	Cost[4]	Percentage of Cost of Sales
Purchased pulp	$196,848	13.2%	$186,065	12.3%	$295,889	17.3%
Transportation[1]	182,145	12.2	184,824	12.2	191,774	11.2
Chemicals	166,954	11.2	179,812	11.9	206,054	12.1
Chips, sawdust and logs	148,583	9.9	147,498	9.7	151,331	8.9
Maintenance and repairs[2]	95,800	6.4	90,709	6.0	84,309	4.9
Energy[3]	87,163	5.8	100,322	6.6	137,719	8.1
Packaging supplies	86,273	5.7	90,696	6.0	103,769	6.1
Depreciation	80,652	5.4	76,379	5.0	80,094	4.6
	$1,044,418	69.8%	$1,056,305	69.7%	$1,250,939	73.2%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.

[3]	Energy costs for 2015 and 2014 were reclassified to conform to the 2016 presentation.

[4]	Results include the specialty business and mills, which were sold in December 2014.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For 2016, total purchased pulp costs increased by $10.8 million compared to 2015, due primarily to increased tissue shipments in 2016 and incremental externally purchased pulp in 2016 due to reduced pulp production at our Idaho facility resulting from a planned major maintenance outage in the third quarter and an unplanned power outage in July. These increases were offset by favorable market pulp pricing and strategic spot buys in our Pulp and Paperboard segment, as well as operational improvements attributable to recent productivity initiatives.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for 2016 decreased $2.7 million compared to 2015 due primarily to favorable line-haul rates and improvements in our network in 2016 compared to 2015.
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
In 2016, our chemical costs decreased $12.9 million from 2015, primarily due to decreased pricing for polyethylene and other paper making chemicals. In addition, chemical consumption was lower due to reduced pulp production caused by the July 2016 unplanned power outage at our Idaho facility, as well as improvements due to strategic capital projects.
Chips, sawdust and logs. We purchase chips, sawdust and logs that we use to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs were relatively flat, increasing $1.1 million in 2016 compared to 2015 driven by increased wood prices in the Idaho region, partially offset by operational improvements.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. In 2016, maintenance costs increased $5.1 million compared to 2015 due to a planned increase in maintenance for our Consumer Products segment, higher maintenance spending associated with the unplanned power outage at our Idaho facility in the third quarter of 2016 and a fire at our Las Vegas, Nevada consumer products facility in the fourth quarter of 2016. These higher costs were partially offset by lower planned major maintenance in 2016 compared to 2015 for our Pulp and Paperboard segment. We expect our 2017 planned major maintenance costs to be approximately $7 million at our Arkansas facility during the second quarter of 2017 and $18 million at our Idaho facility during the third quarter of 2017, while operations are shutdown in connection with the anticipated startup of our new continuous pulp digester. The planned major maintenance is expected to result in three days of paper machine downtime at our Arkansas facility and four days of paper machine downtime at our Idaho facility.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. In 2016, we spent $153.4 million on capital expenditures, excluding capitalized interest of $2.3 million, which included $93.9 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. During 2015, excluding capitalized interest of $0.4 million, we spent $133.7 million on capital expenditures, which included $73.2 million of strategic capital spending.
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
Energy costs for 2016 were $13.2 million lower than those for 2015 due largely to lower usage and pricing for natural gas, as well as lower pricing for electricity and hog fuel.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of December 31, 2016, these contracts covered approximately 20% of our expected average monthly natural gas requirements for 2017, which includes approximately 28% of the expected average monthly requirements for the first quarter. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For 2016, packaging costs decreased $4.4 million compared to 2015 due to favorable pricing for packaging supplies, including lower negotiated prices for poly wrap and cartons.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of Sales" on our Consolidated Statements of Operations. Depreciation expense for 2016 increased $4.3 million, compared to 2015, primarily as a result of increased depreciation related to capital spending during recent periods, as well as accelerating depreciation on certain Oklahoma City assets in association with the announced March 2017 facility closure.
Other. Other costs not included in the above table primarily consist of wage and benefit expenses and miscellaneous operating costs. Although period cut-offs can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. Certain other costs decreased in 2016 compared to 2015 due in part to insurance recoveries for both the Lewiston power outage and the fire at our Las Vegas facility. These favorable cost impacts were partially offset by a $1.9 million pension settlement charge to "Cost of Sales" associated with a lump sum buyout for vested participants in the third quarter of 2016.

Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our total selling, general and administrative expenses were $129.6 million in 2016, compared to $117.1 million in 2015. The higher expense was primarily a result of $4.8 million of mark-to-market expense in 2016 related to our directors' common stock units, which will ultimately be settled in cash, compared to $4.1 million of mark-to-market benefit in 2015, $2.7 million of costs associated with our acquisition of Manchester Industries in the fourth quarter of 2016, a $1.6 million pension settlement charge in the third quarter of 2016, and higher depreciation expense and higher profit dependent compensation accruals in 2016. These were partially offset by $2.0 million of non-routine legal expenses and settlement costs in 2015, including those related to a dispute involving one of our closed facilities, as well as $1.4 million of reorganization related expenses in 2015.
Interest expense
Interest expense is primarily comprised of interest on our $275 million aggregate principal amount of 4.5% senior notes issued January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due in 2025, which we refer to as the 2014 notes. Interest expense also includes interest on the amount drawn under our revolving credit facilities and amortization of deferred issuance costs associated with all of our notes and revolving credit facilities. Interest expense decreased $0.9 million compared to 2015 primarily due to higher capitalized interest in 2016 associated with our continuous pulp digester project, partially offset by higher interest associated with additional borrowings on our credit facilities.
Income taxes
Income taxes are based on reported earnings and tax rates in jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and rates.
The following table details our tax provision and effective tax rates for the years ended December 31, 2016, 2015 and 2014:

(Dollars in thousands)	2016	2015	2014
Income tax provision (benefit)	$31,112	$36,505	$18,556
Effective tax rate	38.6%	39.5%	114.3%
Our provision for income taxes for 2014 was unfavorably impacted primarily by a non-recurring tax provision of 65.0% related to losses on divested assets recorded in our Consolidated Statement of Operations that did not have a corresponding tax benefit. Additionally, the rate was unfavorably impacted by changes in valuation allowances of 14.4%.
The estimated annual effective tax rate for 2017 is expected to be approximately 36%.

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
YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2016		2015
Net sales	$1,734,763	100.0%	$1,752,401	100.0%
Costs and expenses:
Cost of sales	(1,495,627)	86.2	(1,512,849)	86.3
Selling, general and administrative expenses	(129,574)	7.5	(117,149)	6.7
Gain on divested assets, net	1,755	0.1	1,267	0.1
Total operating costs and expenses	(1,623,446)	93.6	(1,628,731)	92.9
Income from operations	111,317	6.4	123,670	7.1
Interest expense, net	(30,300)	1.7	(31,182)	1.8
Debt retirement costs	(351)	—	—	—
Earnings before income taxes	80,666	4.6	92,488	5.3
Income tax provision	(31,112)	1.8	(36,505)	2.1
Net earnings	$49,554	2.9%	$55,983	3.2%
Net sales—Net sales for 2016 decreased by $17.6 million, or 1.0%, compared to 2015, primarily due to lower average paperboard net selling prices due to increased competition and a mix shift in paperboard. These unfavorable comparisons were partially offset by an increase in retail tissue shipments. These items are further discussed below under “Discussion of Business Segments."
Cost of sales—Cost of sales was 86.2% of net sales for 2016 compared to 86.3% of net sales for 2015. Our overall cost of sales was $17.2 million lower in 2016 due primarily to reduced energy and chemical pricing in addition to lower overall packaging costs and transportation rates and operational improvements from recent productivity initiatives. During 2016, we also received a partial reimbursement of previously incurred costs related to performance issues with the recovery boiler at our Arkansas pulp and paperboard facility during the second quarter of 2013 through the first quarter of 2015. These favorable comparisons were partially offset by higher costs for purchased pulp and maintenance, as well as $3.5 million of costs, net of insurance received, as a result of the July power outage and a $1.9 million pension settlement charge in the third quarter of 2016.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $12.4 million during 2016 compared to 2015. The higher expense was primarily a result of $4.8 million of mark-to-market expense in 2016 related to our directors' common stock units, which will ultimately be settled in cash, compared to $4.1 million of mark-to-market benefit in 2015, $2.7 million of costs associated with our acquisition of Manchester Industries in the fourth quarter of 2016, a $1.6 million pension settlement charge in the third quarter of 2016, and higher depreciation expense and higher profit dependent compensation accruals in 2016. These were partially offset by $2.0 million of non-routine legal expenses and settlement costs in 2015, including those related to a dispute involving one of our closed facilities, as well as $1.4 million of reorganization related expenses in 2015.
Gain on divested assets, net— During 2016, we recognized a net gain of $1.8 million as a result of the release to us of $2.3 million from an indemnity escrow account related to the December 2014 sale of our former specialty business and mills, less $0.5 million of other related settlement costs. During 2015, we recognized a $1.3 million gain primarily related to the release of restricted cash balances pertaining to the settlement of a working capital escrow account established in connection with the sale of our former specialty business and mills.
Interest expense—Interest expense decreased $0.9 million during 2016, compared to 2015. The decrease was attributable to capitalized interest of $2.3 million in 2016 compared to $0.4 million in 2015, partially offset by higher interest expense in 2016 associated with additional borrowings on our revolving credit facilities.

Debt retirement costs—Debt retirement costs for 2016 consist of the write-off of $0.4 million of deferred finance costs in connection with the refinancing of our $125 million senior secured line of credit with two new senior secured revolving credit facilities that provide for up to $300 million in revolving loans.
Income tax provision—We recorded an income tax provision of $31.1 million in 2016, compared to $36.5 million in 2015. The effective tax rate determined under generally accepted accounting principles, or GAAP, for 2016 was 38.6%, compared to 39.5% for 2015. During 2016 and 2015, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for both 2016 and 2015 would have been approximately 38%. The following table details these items:

Non-GAAP Adjusted Income Tax Provision	Years Ended December 31,
(In thousands)	2016	2015
Income tax provision	$(31,112)	$(36,505)
Special items, tax impact:
Directors' equity-based compensation (expense) benefit	(1,693)	1,288
Pension settlement expense	(1,242)	—
Manchester Industries acquisition related expenses	(465)	—
Costs associated with Neenah paper machines shutdown	(371)	—
Costs associated with announced Oklahoma City facility closure	(589)	—
Costs associated with Long Island facility closure	(672)	(780)
Gain associated with optimization and sale of the specialty mills	626	395
Discrete tax items related to foreign tax credits	—	1,309
Legal expenses and settlement costs	—	(626)
Reorganization related expenses	—	(470)
Costs associated with labor agreement	—	(533)
Adjusted income tax provision	$(35,518)	$(35,922)

DISCUSSION OF BUSINESS SEGMENTS
Consumer Products

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$988,380	$959,894
Operating income	67,916	55,704
Percent of net sales	6.9%	5.8%

Shipments (short tons)
Non-retail	81,952	90,178
Retail	314,042	292,438
Total tissue tons	395,994	382,616
Converted products cases (in thousands)	52,875	52,149

Sales price (per short ton)
Non-retail	$1,480	$1,469
Retail	2,757	2,825
Total tissue	$2,493	$2,505
Net sales for our Consumer Products segment increased by $28.5 million, or 3.0%, in 2016 compared to 2015, due to higher retail sales volumes, partially offset by decreases in parent roll sales. The increase in retail sales was partially offset by a decrease in sales price caused by a mix shift that resulted in a lower average net selling price. The decrease in parent roll sales was the result of increased finished goods sales and inventory balancing. Average selling prices decreased due to competitive pricing and product and customer mix changes.
The segment reported $67.9 million in operating income for 2016, compared to $55.7 million in 2015. The increase was primarily driven by the increase in net sales, which contributed to favorable per ton operating costs and operating income, as well as by lower packaging costs, lower energy costs due to favorable natural gas pricing in 2016, and operational improvements from recent productivity initiatives. In addition, a net gain of $1.8 million was recorded in the third quarter 2016 as a result of the release to us of a $2.3 million indemnity escrow account related to the sale of our former specialty business and mills, less $0.5 million of other related settlement costs.
Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2016	2015
Net sales	$746,383	$792,507
Operating income	112,732	120,861
Percent of net sales	15.1%	15.3%

Paperboard shipments (short tons)	796,158	796,733
Paperboard sales price (per short ton)	$937	$990
Net sales for our Pulp and Paperboard segment decreased by $46.1 million, or 5.8%, in 2016 compared to 2015. The decrease was due to lower net selling prices, primarily due to a mix shift from higher priced extruded paperboard sales toward non-extruded paperboard sales.
Operating income for the segment decreased $8.1 million, or 6.7%, during 2016 compared to 2015, due primarily to decreased net sales. This unfavorable comparison was partially offset by lower operating costs due to lower energy costs resulting from decreased natural gas pricing, lower chemical usage and pricing, lower transportation costs due to lower line haul rates and fuel pricing, reduced planned major maintenance and operational improvements from productivity initiatives. These lower operating costs were partially offset by $3.5 million of net costs incurred due to an unplanned power outage at the Lewiston facility in the third quarter of 2016.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2015		2014
Net sales	$1,752,401	100.0%	$1,967,139	100.0%
Costs and expenses:
Cost of sales	(1,512,849)	86.3	(1,708,840)	86.9
Selling, general and administrative expenses	(117,149)	6.7	(130,102)	6.6
Gain (loss) on divested assets, net	1,267	0.1	(40,159)	2.0
Impairment of assets	—	—	(8,227)	0.4
Total operating costs and expenses	(1,628,731)	92.9	(1,887,328)	95.9
Income from operations	123,670	7.1	79,811	4.1
Interest expense, net	(31,182)	1.8	(39,150)	2.0
Debt retirement costs	—	—	(24,420)	1.2
Earnings before income taxes	92,488	5.3	16,241	0.8
Income tax (provision) benefit	(36,505)	2.1	(18,556)	0.9
Net earnings (loss)	$55,983	3.2%	$(2,315)	0.1%
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
Gain (loss) on divested assets, net—During 2015, we recognized a $1.3 million gain primarily related to the release of restricted cash balances pertaining to the settlement of a working capital escrow account established in connection with the December 2014 sale of our specialty business and mills. We received approximately $108 million of net proceeds in 2014 from the sale of the mills. In total, $40.2 million was recorded as a loss on divested assets in 2014, which included losses on $105.7 million of net assets sold, write-offs of $20.4 million and $4.9 million, respectively, of goodwill and intangible assets associated with the specialty business and mills, and other expenses related to the sale, net of proceeds received.
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

Interest expense—Interest expense decreased $8.0 million during 2015, compared to 2014. The decrease was largely attributable to reduced interest rates on our debt as a result of the third quarter 2014 redemption of the $375 million aggregate principal amount of senior notes issued on October 22, 2010, which we refer to as the 2010 Notes, and the issuance of the lower interest bearing 2014 Notes.
Debt retirement costs—Debt retirement costs for 2014 consist of a one-time $24.4 million charge in connection with the redemption of the 2010 Notes in August 2014. These costs were comprised of cash charges of $19.8 million, which consisted of a "make-whole" premium of $17.6 million plus unpaid interest of $2.2 million, and a non-cash charge of $4.6 million related to the write-off of deferred issuance costs.
Income tax provision—We recorded an income tax provision of $36.5 million in 2015, compared to $18.6 million in 2014. The effective tax rate determined under GAAP for 2015 was approximately 39.5%, compared to 114.3% for 2014. The higher rate in 2014 was primarily the result of adjustments for losses on divested assets. During 2015 and 2014, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for 2015 would have been approximately 38%, compared to approximately 36% in 2014. The following table details these items:

Non-GAAP Adjusted Income Tax Provision	Years Ended December 31,
(In thousands)	2015	2014
Income tax (provision) benefit	$(36,505)	$(18,556)
Special items, tax impact:
Directors' equity-based compensation benefit (expense)	1,288	(1,625)
Costs associated with Long Island facility closure	(780)	(6,677)
Debt retirement costs	—	(8,643)
Gain (loss) associated with optimization and sale of the specialty mills	395	(3,774)
Loss on impairment of Clearwater Fiber intangible asset	—	(1,054)
Discrete tax item related to state tax rate changes	—	1,388
Costs associated with Thomaston facility closure	—	(448)
Discrete tax items related to foreign tax credits	1,309	—
Legal expenses and settlement costs	(626)	—
Costs associated with labor agreement	(533)	—
Reorganization related expenses	(470)	—
Adjusted income tax provision	$(35,922)	$(39,389)

DISCUSSION OF BUSINESS SEGMENTS
Consumer Products

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2015	2014
Net sales	$959,894	$1,183,385
Operating (loss) income	55,704	(6,028)
Percent of net sales	5.8%	(0.5)%

Shipments (short tons)
Non-retail	90,178	233,943
Retail	292,438	293,907
Total tissue tons	382,616	527,850
Converted products cases (in thousands)	52,149	55,501

Sales price (per short ton)
Non-retail	$1,469	$1,504
Retail	2,825	2,822
Total tissue	$2,505	$2,238
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

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings:

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net earnings (loss)	$49,554	$55,983	$(2,315)
Interest expense, net [1]	30,651	31,182	63,570
Income tax provision	31,112	36,505	18,556
Depreciation and amortization expense[2]	91,090	84,732	90,145
EBITDA	$202,407	$208,402	$169,956
Directors' equity-based compensation expense (benefit)	4,779	(4,073)	4,606
Manchester Industries acquisition related expenses	2,665	—	—
Pension settlement expense	3,482	—	—
Costs associated with Neenah paper machines shutdown	1,049	—	—
Costs associated with announced Oklahoma City facility closure	318	—	—
Costs associated with Long Island facility closure	1,891	2,463	18,813
(Gain) loss associated with optimization and sale of the specialty mills	(1,755)	(1,267)	40,801
Legal expenses and settlement costs	—	1,972	—
Reorganization related expenses	—	1,470	—
Costs associated with labor agreement	—	1,730	—
Loss on impairment of Clearwater Fiber intangible asset	—	—	3,078
Costs associated with Thomaston facility closure	—	—	1,257
Adjusted EBITDA	$214,836	$210,697	$238,511

[1]	Interest expense, net for the years ended December 31, 2016 and 2014 includes debt retirement costs of $0.4 million and $24.4 million, respectively.

[2]	Depreciation and amortization for 2016 includes $1.3 million of accelerated depreciation associated with the announced closure of our Oklahoma City facility.
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the years ended December 31, 2016, 2015 and 2014.
Cash Flows Summary

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net cash flows from operating activities	$172,751	$159,675	$139,100
Net cash flows from investing activities	(222,506)	(78,548)	35,687
Net cash flows from financing activities	67,146	(102,848)	(171,131)
Operating Activities—Net cash flows from operating activities for 2016 increased by $13.1 million compared to 2015. The increase in operating cash flows was driven by an increase in earnings, after adjusting for noncash related items, of $7.0 million. Additionally, there was an increase due to $5.1 million of cash from taxes receivable in 2016 compared to a net $13.6 million increase in taxes receivable in 2015. These increases in cash flows from operating activities were partially offset by $3.5 million of cash used in working capital in 2016, compared to $14.8 million of cash flows generated from working capital in 2015.
Net cash flows from operating activities for 2015 increased by $20.6 million compared to 2014. The increase in operating cash flows was largely due to a $27.1 million increase in cash flows generated from working capital and a $13.8 million decrease in contributions to our qualified pension plans compared to 2014, partially offset by a net $13.6 million increase in taxes receivable in 2015 compared to $9.2 million of cash from taxes receivable in 2014. The cash flows generated from working capital were primarily the result of a decrease in inventories and higher accounts payable and accrued liabilities, partially offset by higher accounts receivable, and prepaid expense balances in 2015 compared to 2014.

Investing Activities—Net cash flows used for investing activities increased $144.0 million in 2016, compared to 2015. This was largely driven by the acquisition of Manchester Industries totaling $67.4 million, net of cash acquired. Cash spent for plant and equipment increased $26.4 million compared to 2015 due to our investments in strategic capital projects, including our continuous pulp digester project at our Lewiston, Idaho facility. In addition, net investing cash flows were impacted by the conversion of $0.3 million of short-term investments into cash during 2016, compared to the conversion of $49.8 million of short-term investments into cash during 2015.
Net cash flows from investing activities decreased $114.2 million in 2015, compared to 2014. The decrease in cash flows from investing activities was largely due to $107.7 million of net cash proceeds received in 2014 from divested assets, which related to the sale of our specialty business and mills. In addition, cash spent for plant and equipment increased $35.9 million compared to 2014. These decreases were partially offset by a $29.8 million increase in cash provided by the conversion of short-term investments into cash during 2015 compared to 2014.
Financing Activities—Net cash flows from financing activities were $67.1 million for 2016, and were largely driven by net borrowings on our revolving credit facilities of $135.0 million partially offset by $65.3 million in repurchases of our outstanding common stock pursuant to our most recent $100 million stock repurchase program.
Net cash flows used for financing activities were $102.8 million for 2015, and were largely driven by the completion of our 2015 $100 million stock repurchase program.

Capital Resources
Due to the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, our cash on hand and our borrowing capacity under our senior secured revolving credit facilities will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, stock repurchase program and working capital needs for the next twelve months.
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
At December 31, 2016 and 2015, our financial position included gross debt of $710.0 million and $575.0 million, respectively. Stockholders’ equity at December 31, 2016 was $469.9 million, compared to the December 31, 2015 balance of $474.9 million. Our total debt to total capitalization, excluding accumulated other comprehensive loss, was 57.5% at December 31, 2016, compared to 52.0% at December 31, 2015.
Debt Arrangements
$300 Million Senior Notes Due 2025
On July 29, 2014, we issued $300 million aggregate principal amount of Senior Notes due 2025, which we refer to as the 2014 Notes, which mature on February 1, 2025, have an interest rate of 5.375% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $298 million after deducting offering expenses. We redeemed all of our 2010 Notes using the net proceeds from the 2014 Notes along with company funds and a draw from our senior secured revolving credit facility during the third quarter of 2014.
The 2010 Notes had a maturity date of November 1, 2018, and an interest rate of 7.125%. On August 28, 2014, we redeemed all of the 2010 Notes at a redemption price equal to 100% of the principal amount of $375 million and a “make whole” premium of $17.6 million plus accrued and unpaid interest of $8.7 million, for an aggregate amount of $401.3 million.
The 2014 Notes are guaranteed by all of our direct and indirect domestic subsidiaries. The 2014 Notes will also be guaranteed by each of our future direct and indirect domestic subsidiaries that do not constitute an immaterial subsidiary under the indenture governing the 2014 Notes. The 2014 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2014 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facilities, which are secured by certain of our accounts receivable, inventory and cash. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to another person.
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
Our 2017 expected debt service obligation related to the 2014 Notes, consisting of cash payments for interest, is $16.1 million.
$275 Million Senior Notes Due 2023
On February 22, 2013, we exercised the option to redeem our 10.625% senior notes due in 2016 at a redemption price equal to approximately $166 million. Proceeds to fund the redemption of these notes were made available through the sale of the $275 million aggregate principal amount of 4.5% senior notes due 2023, which we refer to as the 2013 Notes.
The 2013 Notes are guaranteed by our existing and future direct and indirect domestic subsidiaries, are equal in right of payment with all other existing and future unsecured senior indebtedness, and are senior in right of payment to any future subordinated indebtedness. The 2013 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facilities, which are secured by certain of our accounts receivable, inventory and cash. The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.
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
Our 2017 expected debt service obligation related to the 2013 Notes, consisting of cash payments for interest, is $12.4 million.
Revolving Credit Facilities
On October 31, 2016, we terminated and paid in full all outstanding amounts under our $125 million senior secured revolving credit facility and replaced that facility with two new senior secured revolving credit facilities.  The new senior secured revolving credit facilities provide in the aggregate, on a combined basis, for the extension of up to $300 million in revolving loans under:  (i) a $200 million credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Commercial Credit Agreement”); and (ii) a $100 million credit agreement with Northwest Farm Credit Services, PCA, as administrative agent, and the lenders party thereto (the “Farm Credit Agreement”).  We refer to both of these credit agreements collectively as the “Credit Agreements.”  The revolving credit facilities provided under the Credit Agreements mature on October 31, 2021.
Revolving Loans borrowed under the Commercial Credit Agreement bear interest, at our option, at a LIBOR rate or at a base rate, plus an applicable margin, which for LIBOR rate loans may range from 1.25% per annum to 2.00% per annum, based on the Company’s consolidated total leverage ratio. The applicable margin for base rate loans under the Commercial Credit Agreement is 1.00% per annum less than for LIBOR rate loans.  Revolving Loans borrowed under the Farm Credit Agreement are calculated in substantially the same manner as under the Commercial Credit Agreement, however, the applicable margin under the Farm Credit Agreement is 0.25% per annum higher than the Commercial Credit Agreement, and the prime rate used in the calculation of base rate loans is based upon the prime rate published by the Wall Street Journal.  In addition, under the Farm Credit Agreement, we have the option to elect fixed rate periods of interest which bear interest at an applicable margin equal to the LIBOR rate.  We also pay commitment fees on the unused portion of the revolving loan commitments under the Credit Agreements, which range from 0.20% per annum to 0.35% per annum.
The Credit Agreements are secured by substantially all of the personal property of the Company and its domestic subsidiaries through separate liens granted under each Credit Agreement for the benefit of each secured party thereunder on an equal and ratable basis. The Company’s obligations under the Credit Agreements are guaranteed by the Company’s domestic subsidiaries.
The Credit Agreements contain various loan covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of their business. In addition, the Credit Agreements contain financial covenants which require the Company to maintain a consolidated total leverage ratio in an amount not to exceed 4.00 to 1.00 (subject to certain exceptions with respect to acquisitions in excess of an agreed threshold amount) and a consolidated interest coverage ratio in an amount not less than 2.25 to 1.00.
Each Credit Agreement also contains customary events of default, including failure to make payments under such Credit Agreement, breach of any representation or warranty or covenant under such Credit Agreement, default under or acceleration of other indebtedness for borrowed money in excess of an agreed amount, any change in control of the Company based upon a third party acquiring more than 35% of the equity interests of the Company, bankruptcy events, invalidity of such Credit Agreement, the incurrence of certain liabilities, termination events or withdrawals from specified benefit plans, and unpaid or uninsured judgments in excess of an agreed amount.
As of December 31, 2016, there were $135 million of borrowings outstanding under the Credit Agreements and we were in compliance with the covenants contained in the Credit Agreements. The borrowings outstanding under the Credit Agreements as of December 31, 2016, consisted of short-term base and LIBOR rate loans and no term loans and are classified as current liabilities in our Consolidated Balance Sheet.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2016. Portions of the amounts shown are reflected in our financial statements and accompanying notes, as required by GAAP. See the footnotes following the table for information regarding the amounts presented and for references to relevant financial statement notes that include a detailed discussion of the item.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving lines of credit	$135,000	$135,000	$—	$—	$—
Long-term debt[1]	575,000	—	—	—	575,000
Interest on long-term debt[1]	217,500	28,500	57,000	57,000	75,000
Capital leases[2]	40,140	2,601	5,346	5,371	26,822
Operating leases[2]	44,416	14,400	18,037	7,625	4,354
Purchase obligations[3]	264,510	245,471	8,486	3,767	6,786
Other obligations[4,5]	185,858	106,803	22,045	13,000	44,010
Total	$1,462,424	$532,775	$110,914	$86,763	$731,972

[1]
Included above are the principal and interest payments that were due on our 2013 and 2014 Notes, which were outstanding as of December 31, 2016. For more information regarding specific terms of our long-term debt, see the discussion under the heading “Debt Arrangements,” and Note 11, “Debt,” in the notes to the consolidated financial statements.

[2]
These amounts represent our minimum capital lease payments, including amounts representing interest, and our minimum operating lease payments. See Note 18, “Commitments and Contingencies,” in the notes to the consolidated financial statements.

[3]
Purchase obligations consist primarily of contracts for the purchase of raw materials (primarily pulp) from third parties, trade accounts payable as of December 31, 2016, contracts for outside wood chipping and contracts with natural gas and electricity providers.

[4]
Included in other obligations are accrued liabilities and accounts payable (other than trade accounts payable) as of December 31, 2016, liabilities associated with supplemental pension and deferred compensation arrangements, and estimated payments on postretirement employee benefit plans.

[5]	Total excludes $2.4 million of unrecognized tax benefits due to the uncertainty of timing of payment. See Note 9, “Income Taxes,” in the notes to the consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial conditions or consolidated financial statements.

ENVIRONMENTAL
Our operating facilities are subject to rigorous federal and state environmental regulation governing air emissions, wastewater discharges, and solid and hazardous waste management. Our goal is continuous compliance with all environmental regulations and we regularly monitor our activities to ensure that compliance. Compliance with environmental regulations is a significant factor in our business and requires periodic capital expenditures as well as additional operating costs as rules change.
The new federal standard for hazardous air pollutants from boiler and process heaters was finalized by the U.S. Environmental Protection Agency in 2013. To comply with this new standard, we completed a biomass boiler project at our Lewiston facility in 2016 at a cost of approximately $8 million, $7 million of which was incurred in 2016.
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
Goodwill from an acquisition represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. As a result of our acquisition of Cellu Tissue Holdings, Inc., or Cellu Tissue, on December 27, 2010, we recorded $229.5 million of goodwill on our Consolidated Balance Sheet as of December 31, 2010, which was all assigned to our Consumer Products reporting unit. As a result of our December 30, 2014 sale of our specialty business and mills, a portion of goodwill was allocated to the divested mills and included in our loss on divested assets on our Consolidated Statement of Operations. On December 16, 2016, we acquired Manchester Industries. The acquisition resulted in the recognition of $35.2 million of goodwill, which is included in our Pulp and Paperboard segment.
As of December 31, 2016, we had $244.3 million of goodwill included on our Consolidated Balance Sheet. Goodwill is not amortized but tested for impairment annually each November 1st and at any time when events suggest impairment may have occurred. When required, our goodwill impairment test is performed by comparing the fair value of the reporting unit to its carrying value. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value exceeds the fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.
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
Pension and postretirement employee benefits. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Three critical assumptions are the discount rate applied to pension plan obligations, the rate of return on plan assets and mortality rates. For other postretirement employee benefit, or OPEB, plans, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB income or expense are the discount rate applied to benefit obligations, the assumed health care cost trend rates used in the calculation of benefit obligations and mortality rates.
Note 14, "Savings, Pension and Other Postretirement Employee Benefit Plans," to our consolidated financial statements includes information for the three years ended December 31, 2016, 2015 and 2014, on the components of pension expense and OPEB income and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2016 and 2015.
The discount rate used in the determination of pension benefit obligations and pension expense is determined based on a review of long-term high-grade bonds and management’s expectations. At December 31, 2016, we calculated obligations using a 4.45% discount rate. The discount rates used at December 31, 2015 and 2014 were 4.70% and 4.25%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The long-term rates of return used for the years ended December 31, 2016, 2015 and 2014 were 6.75%, 7.00% and 7.50%, respectively.
Total periodic pension plan expense in 2016 was $11.2 million, which includes $3.5 of pension settlement expense. An increase in the discount rate or the rate of expected return on plan assets, all other assumptions remaining the same, would decrease pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.6 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan expense by approximately $0.7 million. The actual rates of return on plan assets may vary significantly from the assumptions used because of unanticipated changes in financial markets.
Our company-sponsored pension plans were underfunded by a net $18.8 million at December 31, 2016 and $24.4 million at December 31, 2015. As a result of being underfunded, we may be required to make contributions to our qualified pension plans. In 2016, we did not make contributions to these pension plans. We contributed $0.4 million to our non-qualified pension plan in 2016. We do not expect to make any cash contribution to our qualified pension plans in 2017.
For our OPEB plans, income for 2016 was $6.0 million. We do not anticipate funding our OPEB plans in 2017 except to pay benefit costs as incurred during the year by plan participants. The discount rates used to calculate OPEB obligations, which was determined using the same methodology we used for our pension plans, were 4.30%, 4.50% and 4.15% at December 31, 2016, 2015 and 2014, respectively. The assumed health care cost trend rate used to calculate 2016 OPEB income was 7.80%, grading to 4.30% over approximately 70 years. The health care cost trend rate used to calculate December 31, 2016 OPEB obligations was 7.10% in 2016, grading to 4.30% over approximately 70 years, for participants whose benefits are not provided through Health Reimbursement Accounts (HRAs), and 2.50% annually for participants whose benefits are provided through HRAs.
As an indication of the sensitivity that OPEB income has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan income by approximately $0.6 million. A 1% change in the assumption for health care cost trend rates would have affected 2016 plan income by approximately $0.2 million and the total postretirement employee obligation by approximately $3.8 million to $4.4 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Net periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2016 and 2015, long-term assets are recorded for overfunded plans and liabilities are recorded for underfunded plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.
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

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facilities. As of December 31, 2016, there were $135.0 million in borrowings outstanding under our revolving credit facilities. The interest rates applied to borrowings under the credit facilities are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on outstanding credit facilities' borrowings of $135.0 million, would have a $1.35 million annual effect on interest expense. During 2016, we alleviated the effect of short-term interest rate fluctuations through the use of a short-term LIBOR Rate option for $90.0 million of our overall outstanding credit facilities' borrowings balance of $135.0 million.
We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of the natural gas requirements of our manufacturing facilities. As of December 31, 2016, these contracts covered approximately 20% of the expected average monthly requirements for 2017, including approximately 28% of the expected average monthly requirements for the first quarter.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Virtually all of our international sales are denominated in U.S. dollars.

Quantitative Information about Market Risks

	Expected Maturity Date
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$575,000	$575,000
Average interest rate	—%	—%	—%	—%	—%	4.957%	4.957%
Fair value at December 31, 2016							$567,875

ITEM 8.
Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

PAGE NUMBER
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014	43
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014	44
Consolidated Balance Sheets at December 31, 2016 and 2015	45
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	46
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014	47
Notes to Consolidated Financial Statements	48-84
Reports of Independent Registered Public Accounting Firm	85-87

Financial Statement Schedules:
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Dollars in thousands – except per-share amounts)

	For The Years Ended December 31,
	2016	2015	2014
Net sales	$1,734,763	$1,752,401	$1,967,139
Costs and expenses:
Cost of sales	(1,495,627)	(1,512,849)	(1,708,840)
Selling, general and administrative expenses	(129,574)	(117,149)	(130,102)
Gain (loss) on divested assets, net	1,755	1,267	(40,159)
Impairment of assets	—	—	(8,227)
Total operating costs and expenses	(1,623,446)	(1,628,731)	(1,887,328)
Income from operations	111,317	123,670	79,811
Interest expense, net	(30,300)	(31,182)	(39,150)
Debt retirement costs	(351)	—	(24,420)
Earnings before income taxes	80,666	92,488	16,241
Income tax provision	(31,112)	(36,505)	(18,556)
Net earnings (loss)	$49,554	$55,983	$(2,315)
Net earnings (loss) per common share:
Basic	$2.91	$2.98	$(0.11)
Diluted	2.90	2.97	(0.11)
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For The Years Ended December 31,
	2016	2015	2014
Net earnings (loss)	$49,554	$55,983	$(2,315)
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax of $248, $5,814 and $(15,103)	379	8,944	(23,523)
Prior service credit arising during the period, net of tax of $ -, $ -, and $3,278	—	—	5,106
Amortization of actuarial loss included in net periodic cost, net of tax of $1,576, $4,972, and $3,836	2,321	7,647	5,975
Amortization of prior service credit included in net periodic cost, net of tax of $(669), $(829), and $(772)	(1,021)	(1,276)	(1,202)
Settlement, net of tax of $1,366, $-, and $-	2,116	—	—
Foreign currency translation amounts reclassified from accumulated other comprehensive loss	—	—	874
Other comprehensive income (loss), net of tax	3,795	15,315	(12,770)
Comprehensive income (loss)	$53,349	$71,298	$(15,085)
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Dollars in thousands – except share data)

	At December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$23,001	$5,610
Short-term investments	—	250
Restricted cash	—	2,270
Receivables, net	147,074	139,052
Taxes receivable	9,709	14,851
Inventories	258,029	255,573
Other current assets	8,682	9,331
Total current assets	446,495	426,937
Property, plant and equipment, net	945,328	866,538
Goodwill	244,283	209,087
Intangible assets, net	40,485	19,990
Other assets, net	7,751	4,817
TOTAL ASSETS	$1,684,342	$1,527,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$135,000	$—
Accounts payable and accrued liabilities	223,699	220,368
Current liability for pensions and other postretirement employee benefits	7,821	7,559
Total current liabilities	366,520	227,927
Long-term debt	569,755	568,987
Liability for pensions and other postretirement employee benefits	81,812	89,057
Other long-term obligations	41,776	46,738
Accrued taxes	2,434	1,676
Deferred tax liabilities	152,172	118,118
TOTAL LIABILITIES	1,214,469	1,052,503
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,223,191 and 24,193,098 shares issued	2	2
Additional paid-in capital	347,080	340,095
Retained earnings	569,861	520,307
Treasury stock, at cost, common shares–7,736,255 and 6,380,309 shares repurchased	(395,317)	(329,990)
Accumulated other comprehensive loss, net of tax	(51,753)	(55,548)
Total stockholders’ equity	469,873	474,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,684,342	$1,527,369
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

(in thousands)	For The Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$49,554	$55,983	$(2,315)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	91,090	84,732	90,145
Equity-based compensation expense	12,385	4,557	12,790
Impairment of assets	—	—	8,227
Deferred tax provision	18,327	16,081	13,813
Employee benefit plans	(1,979)	3,011	2,115
Deferred issuance costs on debt	1,242	928	6,141
Loss on divestiture of assets	—	—	29,059
Disposal of plant and equipment, net	1,381	1,492	959
Non-cash adjustments to unrecognized taxes	758	(1,020)	328
Changes in working capital, net of acquisition	(3,462)	14,841	(12,248)
Change in taxes receivable, net	5,142	(13,596)	9,248
Excess tax benefits from equity-based payment arrangements	(312)	(1,433)	(864)
Funding of qualified pension plans	—	(3,179)	(16,955)
Other, net	(1,375)	(2,722)	(1,343)
Net cash flows from operating activities	172,751	159,675	139,100
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	250	49,750	20,000
Additions to plant and equipment	(155,349)	(128,902)	(93,028)
Acquisition of Manchester Industries, net of cash acquired	(67,443)	—	—
Net proceeds from divested assets	—	—	107,740
Proceeds from sale of assets	36	604	975
Net cash flows from investing activities	(222,506)	(78,548)	35,687
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(65,327)	(99,990)	(100,000)
Borrowings on revolving credit facilities	1,273,959	—	—
Repayments of revolving credit facilities' borrowings	(1,138,959)	—	—
Proceeds from long-term debt	—	—	300,000
Repayment of long-term debt	—	—	(375,000)
Payments for debt issuance costs	(1,906)	—	(3,002)
Payment of tax withholdings on equity-based payment arrangements	(933)	(4,152)	(1,523)
Excess tax benefits from equity-based payment arrangements	312	1,433	864
Other, net	—	(139)	7,530
Net cash flows from financing activities	67,146	(102,848)	(171,131)
Increase (decrease) in cash and cash equivalents	17,391	(21,721)	3,656
Cash and cash equivalents at beginning of period	5,610	27,331	23,675
Cash and cash equivalents at end of period	$23,001	$5,610	$27,331
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$26,690	$28,195	$34,418
Cash paid for income taxes	17,655	35,849	6,851
Cash received from income tax refunds	11,289	2,533	11,867
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Changes in accrued plant and equipment	$328	$5,202	$6,187
Property acquired under capital lease	—	—	385
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2013	24,008	$2	$326,546	$466,639	(2,924)	$(130,000)	$(58,093)	$605,094
Net loss	—	—	—	(2,315)	—	—	—	(2,315)
Performance share, restricted stock unit, and stock option awards	48	—	7,528	—	—	—	—	7,528
Pension and OPEB, net of tax of $(8,761)	—	—	—	—	—	—	(13,644)	(13,644)
Foreign currency translation adjustment	—	—	—	—	—	—	874	874
Purchase of treasury stock	—	—	—	—	(1,574)	(100,000)	—	(100,000)
Balance at December 31, 2014	24,056	$2	$334,074	$464,324	(4,498)	$(230,000)	$(70,863)	$497,537
Net earnings	—	—	—	55,983	—	—	—	55,983
Performance share, restricted stock unit, and stock option awards	137	—	6,021	—	—	—	—	6,021
Pension and OPEB, net of tax of $9,957	—	—	—	—	—	—	15,315	15,315
Purchase of treasury stock	—	—	—	—	(1,882)	(99,990)	—	(99,990)
Balance at December 31, 2015	24,193	$2	$340,095	$520,307	(6,380)	$(329,990)	$(55,548)	$474,866
Net earnings	—	—	—	49,554	—	—	—	49,554
Performance share, restricted stock unit, and stock option awards	30	—	6,985	—	—	—	—	6,985
Pension and OPEB, net of tax of $2,521	—	—	—	—	—	—	3,795	3,795
Purchase of treasury stock	—	—	—	—	(1,356)	(65,327)	—	(65,327)
Balance at December 31, 2016	24,223	$2	$347,080	$569,861	(7,736)	$(395,317)	$(51,753)	$469,873
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Notes to Consolidated Financial Statements
NOTE 1 Nature of Operations and Basis of Presentation
Clearwater Paper manufactures quality consumer tissue, away-from-home tissue, parent roll tissue, bleached paperboard and pulp at manufacturing facilities across the nation. The company is a premier supplier of private label tissue to major retailers and wholesale distributors, including grocery, drug, mass merchants and discount stores. In addition, the company produces bleached paperboard used by quality-conscious printers and packaging converters, and offers services that include custom sheeting, slitting and cutting. Clearwater Paper's employees build shareholder value by developing strong customer relationships through quality and service.
Unless the context otherwise requires or unless otherwise indicated, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the company” and “us” refer to Clearwater Paper Corporation and its subsidiaries.
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. We have incurred $23.2 million of costs associated with the closure, of which $1.9 million was incurred in 2016 primarily related to a facility lease that expires in 2017.
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
On November 29, 2016, we announced the permanent closure of our Oklahoma City converting facility. The closure of the Oklahoma City facility is planned for March 31, 2017. As of December 31, 2016, we have incurred $1.7 million of costs associated with this announced closure.
Also on November 29, 2016, we announced the permanent shutdown of two tissue machines at our Neenah, Wisconsin, tissue facility, effective in late-December 2016. As of December 31, 2016, we have incurred $1.0 million of costs related to the shutdown of these machines.
On December 16, 2016, we acquired Manchester Industries, an independently-owned paperboard sales, sheeting and distribution supplier to the packaging and commercial print industries for total consideration of $71.7 million. Manchester Industries' customers extend our reach and service platform to small and mid-sized folding carton plants, offering a range of converting services that include custom sheeting, slitting, and cutting. Manchester Industries operates five strategically located converting facilities in Virginia, Pennsylvania, Indiana, Texas, and Michigan. Refer to Note 4, "Business Combinations."
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

CASH AND CASH EQUIVALENTS
We consider all highly liquid instruments with maturities of three months or less to be cash equivalents. As of December 31, 2016 and 2015, we had cash and cash equivalents of $23.0 million and $5.6 million, respectively, on our Consolidated Balance Sheets.
SHORT-TERM INVESTMENTS AND RESTRICTED CASH
Our short-term investments are invested primarily in demand deposits, which have very short maturity periods, and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments. Our restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date is classified as non-current and is included in “Other assets, net” on our Consolidated Balance Sheet. In the third quarter of 2016, an indemnity escrow account established in connection with the December 2014 sale of our former specialty business and mills was settled, resulting in the release of $2.3 million from a restricted cash escrow account, and as of December 31, 2016, we had no restricted cash classified as current on our Consolidated Balance Sheet. As of December 31, 2015, we had $2.3 million of restricted cash classified as current on our Consolidated Balance Sheet.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of December 31, 2016 and 2015, we had allowances for doubtful accounts of $1.5 million and $1.4 million, respectively. Bad debt expense, net, charged to selling, general and administrative expenses during 2016, 2015 and 2014 was $0.7 million, $0.2 million, and $0.1 million, respectively. All other activity impacting the allowance for doubtful accounts was immaterial for all periods.
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
During the first quarter of 2014, we permanently closed our Consumer Products segment's Long Island converting and distribution facility, the Long Island Closure. As a result of this closure, we impaired certain plant and equipment. In addition, as a result of the December 30, 2014, sale of our specialty business and mills, the Specialty Business Sale, certain property, plant and equipment associated with the divested mills were written off and included in our loss on divested assets. See Note 5, "Asset Divestiture" and Note 7, "Property, Plant and Equipment" for further discussion.
On November 29, 2016, we announced the permanent closure of our Oklahoma City converting facility. The closure of the Oklahoma City facility is planned for March 31, 2017. As of December 31, 2016, we have incurred $1.7 million of costs associated with this announced closure. These costs include $1.3 million in accelerated depreciation on certain fixed assets. Also on November 29, 2016, we announced the permanent shutdown of two of the five tissue machines at our Neenah, Wisconsin, tissue facility, effective late-December 2016.
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
We recorded intangible assets as a result of our acquisition of Cellu Tissue Holdings, Inc., or Cellu Tissue, on December 27, 2010. We also recorded intangible assets as a result of our December 2012 acquisition of a wood chipping facility. As a result of the Long Island Closure, we impaired certain intangible assets. In addition, during the fourth quarter of 2014 we determined that a customer relationship intangible asset related to our Pulp and Paperboard segment's wood chipping facility was fully impaired. As a result of the Specialty Business Sale, certain intangible assets associated with the divested mills were written off and included in our loss on divested assets. Finally, we recorded intangible assets as a result of our December 2016 acquisition of Manchester Industries. See Note 4, "Business Combinations," Note 5, "Asset Divestiture" and Note 8, "Goodwill and Intangible Assets" for further discussion.
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
We recorded $229.5 million of goodwill in connection with our acquisition of Cellu Tissue in December 2010. All of the recorded goodwill was assigned to our Consumer Products segment and reporting unit. As a result of the Specialty Business Sale, a portion of goodwill was allocated to the divested mills and included in our loss on divested assets. We recorded $35.2 million of goodwill in connection with our acquisition of Manchester Industries. The goodwill from this acquisition is included in our Pulp and Paperboard segment. See Note 4, "Business Combinations," Note 5, "Asset Divestiture" and Note 8, "Goodwill and Intangible Assets" for further discussion. As of December 31, 2016 and 2015, we had $244.3 million and $209.1 million of goodwill included on our Consolidated Balance Sheet.
PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Three critical assumptions are the discount rate applied to pension plan obligations, the rate of return on plan assets and mortality rates. For other postretirement employee benefit, or OPEB, plans, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB income are the discount rate applied to benefit obligations, the assumed health care cost trend rates used in the calculation of benefit obligations and mortality rates. We also participate in multiemployer defined benefit pension plans. We make contributions to these multiemployer plans, as well as make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees.
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
Net periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2016 and 2015, long-term assets are recorded for overfunded single-employer plans and liabilities are recorded for underfunded single-employer plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded single-employer plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.
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
We had one customer in the Consumer Products segment, the Kroger Company, that accounted for approximately $232 million, or 13.4%, of our total company net sales in 2016 and approximately $215 million, or 12.3%, of our total company net sales in 2015. In 2014, we did not have any single customer that accounted for 10% or more of our total net sales.
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
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. In 2016, we repurchased 1,355,946 shares of our outstanding common stock at an average price of $48.18 per share under this program.
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

DERIVATIVES
We had no activity during the years ended December 31, 2016, 2015 and 2014 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of December 31, 2016, these contracts covered approximately 20% of the expected average monthly requirements for 2017, including approximately 28% of the expected average monthly requirements for the first quarter. For the years ended December 31, 2016, 2015 and 2014, approximately 45%, 57%, and 58%, respectively, of our natural gas volumes were supplied through firm price contracts. These contracts qualify for treatment as “normal purchases or normal sales” under authoritative guidance and thus require no mark-to-market adjustment.
NOTE 3 Recently Adopted and Prospective Accounting Standards
In January 2017, the FASB issued Accounting Standard Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU eliminates step two of the impairment test, the performance of a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit.This ASU will be effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. We plan to adopt this standard as of January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This ASU will be effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. We have adopted this standard as of January 1, 2017, with prospective application to any business development transaction. This ASU did not impact our December 16, 2016 acquisition of Manchester Industries.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. Both of these ASU's will be effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of these ASU's to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This ASU eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU will be effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which establishes guidance on the measurement and recognition of credit losses on most financial assets. For trade receivables, loans, and held-to-maturity debt securities, the current probable loss recognition methodology is being replaced by an expected credit loss model. The guidance will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance is consistent with our current methodology for calculating the allowance on trade receivables, and therefore, we do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. This ASU requires excess tax benefits or deficiencies for share-based payments to be recorded in the period shares vest or settle as income tax expense or benefit, rather than within Additional paid-in capital. Cash flows related to excess tax benefits will be included in Net cash provided by operating activities and will no longer be separately classified as a financing activity. This ASU also allows us to withhold more of an employee’s shares for tax withholding purposes and provides an accounting policy election to account for forfeitures as they occur. We have elected to continue to estimate forfeitures and are currently evaluating the possibility of changing tax withholdings. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We will adopt ASU 2016-09 in the first quarter of 2017 and, believe the most significant impact of our adoption of ASU 2016-09 to our consolidated financial statements will be to recognize in our provision for income taxes line on our Consolidated Statement of Operations, instead of to consolidated equity, certain tax benefits or tax shortfalls upon a restricted stock award vesting, performance share award settlement, or stock option exercise relative to the deferred tax asset position established. We are unable to quantify the impact at this time to our provision for income taxes nor the corresponding impact on earnings per share, however, in any given period the adoption may have a material impact on our provision for income taxes and earnings per share. This adoption will also result in a classification change for excess tax benefits or deficiencies in the Consolidated Statement of Cash Flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We have operating leases covering office space, equipment, warehousing and converting facilities, land, and vehicles expiring at various dates through 2028, which would require a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, to be recognized in the statement of financial position as well as additional leasing disclosures. Lease costs would generally continue to be recognized on a straight-line basis. The future minimum payments required under our operating leases totaled $44.4 million at December 31, 2016. We are continuing our assessment, which may identify other impacts, and we are addressing necessary policy and process changes in preparation for adoption.
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. This ASU applies only to inventory for which costs is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this ASU as of December 31, 2016, which did not have an impact on our financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard was originally issued as effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. However, in July 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. In its approval, the FASB also permitted the early adoption of the standard, but not before the original effective date of fiscal years beginning after December 15, 2016. The standard may be applied under either a retrospective or cumulative effect adoption method. We plan on adopting the standard on the deferred effective date under the cumulative effect adoption method. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. Based on our current assessment, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements. We continue to assess the standard's impact on certain distribution channel arrangements, contracts pertaining to our December 16, 2016, acquisition of Manchester Industries, and policy and procedure updates surrounding variable consideration offered to customers, but do not anticipate these types of arrangements to have a material impact to the amount or timing of revenue recognition. We anticipate enhancing our disclosures upon the adoption of this standard. We are continuing our assessment, which may identify other impacts, and we are addressing necessary policy and process changes in preparation for adoption.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.

NOTE 4 Business Combinations
On December 16, 2016, we acquired Manchester Industries for total consideration of $71.7 million. The purchase price included a $67.5 million cash payment, after adjusting for a working capital closing adjustment of $0.7 million, as well as $4.2 million in net liabilities effectively settled. The acquisition was financed with existing cash and proceeds from our revolving credit facilities. The acquisition resulted in the recognition of $35.2 million of goodwill, which is not deductible for tax purposes. Manchester's operations are included in our Pulp and Paperboard segment.
Goodwill recorded in the acquisition of Manchester Industries is based on the preliminary purchase price allocation. We are continuing to collect information to determine the fair values included in the purchase price which could affect goodwill. We allocated the purchase price to the net assets of Manchester Industries acquired in the acquisition based on our estimates of the fair value of assets and liabilities as follows:

(in thousands)	Amount
Current assets	$22,046
Property, plant and equipment	6,967
Goodwill	35,196
Intangibles	25,472
Assets acquired	89,681
Current liabilities	5,403
Deferred tax liabilities	12,613
Liabilities assumed	18,016
Net assets acquired	$71,665

We estimated the fair value of the assets and liabilities of Manchester Industries utilizing information available at the time of acquisition. We considered outside third-party appraisals of the tangible and intangible assets to determine the applicable fair market values.

All costs associated with advisory, legal and other due diligence-related services performed in connection with acquisition-related activity are expensed as incurred. These costs were $2.7 million for 2016 and were recorded as selling, general and administrative expenses on our Consolidated Statement of Operations.

No supplemental pro-forma information is presented for the acquisition due to the immaterial pro-forma effect of the acquisition on our results of operations for all years presented.
NOTE 5 Asset Divestiture
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

In total, $40.2 million was recorded as "Loss on divested assets" and included as a component of operating income within our Consolidated Statements of Operations, as well as a component of our Consumer Products segment's operating income as disclosed in Note 20, “Segment Information.” Among other charges, the loss on divested assets included a $20.4 million allocation of goodwill, which was originally recorded in connection with the Cellu Tissue acquisition and was allocated to the sale of the specialty business and mills. Consistent with authoritative guidance, the goodwill was allocated to our divested assets by estimating the fair value of the specialty business compared to the estimated fair value of the Consumer Products reporting unit, which was then used to estimate the percentage of goodwill to allocate to the sale of this business. In addition, "Loss on divested assets" within our Consolidated Statements of Operations included a $4.9 million intangible asset write-off related to certain identifiable customer relationship and trade name and trademark intangibles associated with the divested mills. Both the goodwill and intangible asset charges are discussed further in Note 8, “Goodwill and Intangible Assets."
In total, $105.7 million of assets were sold, consisting primarily of $86.7 million of property, plant and equipment and $18.0 million of inventory. As part of the sales transaction, we also agreed to certain brokerage and service arrangements totaling approximately $6.0 million to be recognized over a five-year period. Furthermore, as a result of this sale we recorded restricted cash balances totaling $3.8 million on our December 31, 2014 Consolidated Balance Sheet, which included contingencies related to certain indemnity and working capital guarantees. During the second quarter of 2015, the working capital escrow account established in connection with the sale of the specialty business and mills was settled, resulting in the release of $1.5 million from the restricted cash escrow account and the recognition of a corresponding gain recorded in "Gain (loss) on divested assets" within our Consolidated Statements of Operations. During the third quarter of 2016, a $2.3 million indemnity escrow account established with the sale of the specialty business and mills was settled, resulting in the release of the remaining $2.3 million from the restricted cash account and the recognition of a net $1.8 million in "Gain (loss) on divested assets" within our Consolidated Statements of Operations, which included the release of this escrow account less $0.5 million of other settlement related costs.
NOTE 6 Inventories

(In thousands)	December 31, 2016	December 31, 2015
Pulp, paperboard and tissue products	$154,460	$156,055
Materials and supplies	82,005	80,020
Logs, pulpwood, chips and sawdust	21,564	19,498
	$258,029	$255,573
At December 31, 2016, our inventories are stated at the lower of net realizable value or current average cost using the average cost method.
NOTE 7 Property, Plant and Equipment

(In thousands)	December 31, 2016	December 31, 2015
Machinery and equipment	$2,000,512	$1,879,890
Buildings and improvements	328,251	320,808
Land improvements	47,844	46,843
Office and other equipment	40,051	34,903
Land	7,266	7,266
Construction in progress	103,429	88,964
	$2,527,353	$2,378,674
Less accumulated depreciation and amortization	(1,582,025)	(1,512,136)
	$945,328	$866,538
The December 31, 2016 and 2015 buildings and improvements and machinery and equipment combined balances include $24.4 million for each year associated with capital leases.
Depreciation expense, including amounts associated with capital leases, totaled $86.1 million, $79.8 million and $83.6 million in 2016, 2015 and 2014, respectively. For 2016 and 2015, we capitalized $2.3 million and $0.4 million, respectively, of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard mill. We did not capitalize any interest during 2014.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets. As a result of the Long Island Closure, we considered an outside third party's appraisal in assessing the recoverability of the facility's long-lived plant and equipment based on available market data for comparable assets sold through private party transactions. Based on this assessment, we determined the carrying amounts of certain long-lived plant and equipment related to the Long Island facility exceeded their fair value. As a result, we recorded $3.8 million of non-cash impairment charges to our accompanying Consolidated Statement of Operations in the year ended December 31, 2014. In addition, on December 30, 2014 we completed the sale of our specialty business and mills, which included $86.7 million of net property, plant and equipment. This event did not impact the recoverability of our remaining long-lived assets. For additional discussion regarding the sale of our specialty business and mills, see Note 5, "Asset Divestiture."
On November 29, 2016, we announced the permanent closure of our Oklahoma City converting facility, effective March 31, 2017, and the permanent shutdown of two of the five tissue machines at our Neenah, Wisconsin, tissue facility, effective late-December 2016. As a result of the planned Oklahoma City converting facility closure, we recorded accelerated depreciation of $1.3 million on certain Oklahoma City facility assets in the fourth quarter of 2016. There were no other such events or changes in circumstances that impacted our remaining long-lived assets.
NOTE 8 Goodwill and Intangible Assets
The carrying amount of goodwill is reviewed at least annually for impairment as of November 1. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit is greater than zero and its estimated fair value exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. For the purpose of goodwill impairment testing, goodwill associated with the Cellu Tissue acquisition was measured at the Consumer Products reporting unit level, which is the same as the Consumer Products reportable operating segment (see Note 20, "Segment Information"). As of December 31, 2016, we had goodwill of $244.3 million recorded on our Consolidated Balance Sheet, which includes $35.2 million related to our acquisition of Manchester Industries, as discussed in Note 4, "Business Combinations" and is included in our Pulp and Paperboard segment. In addition, we recorded $25.5 million of intangible assets related to the Manchester acquisition.
As of November 1, 2016 and 2015, we performed calculations of both a discounted cash flow and market-based valuation model for our Consumer Products reporting unit. The assumptions used in these models allowed us to evaluate the estimated fair value of our reporting unit. The determination of these assumptions required significant estimates on our part. Due to the inherent uncertainty involved in making such estimates, actual results could differ from those assumptions. However, we evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the estimated fair value of our reporting unit for reasonableness. Upon completion of this exercise, we concluded that the estimated fair value of the Consumer Products reporting unit exceeded its carrying amount. We determined that no further testing was necessary and did not record any impairment loss on our goodwill for the years ended December 31, 2016 and 2015.
On December 30, 2014, we sold our Consumer Products reporting unit's specialty business and mills. We considered the sale to be highly probable during our 2014 annual goodwill review and as such included its impact in estimating the fair value of the Consumer Products reporting unit, concluding that this event did not require additional impairment testing. However, consistent with authoritative guidance we allocated a portion of our goodwill to the specialty business and mills sold. As a result, we assigned $20.4 million of goodwill to the specialty business sale, which was originally recorded in connection with the Cellu Tissue acquisition and was allocated to the sale of the specialty mills business. In addition, certain of our customer relationships and trade name and trademarks intangible assets were associated with our divested specialty business and mills, and as a result we recorded a $4.9 million write-off of these assets. These charges are included in "Gain (loss) on divested assets" within our accompanying Consolidated Statement of Operations. For additional discussion regarding the sale of our specialty business and mills, see Note 5, "Asset Divestiture."
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
As a result of the Long Island closure, we performed an assessment of the recoverability of our intangible assets associated with this facility. It was determined that the carrying amounts of certain trade names and trademarks related to the Long Island facility were exceeding their fair value. As a result, we recorded a $1.3 million non-cash impairment charge in our accompanying Consolidated Statement of Operations for the year ended December 31, 2014. Fully amortized non-compete agreements related to the Long Island facility were also disposed of during the facility closure.
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
There were no other such events or changes in circumstances that required us to assess whether our definite-lived intangible assets were impaired for the years ended December 31, 2016 and 2015. We do not have any indefinite-lived intangible assets recorded from acquisitions.
Intangible assets at the balance sheet dates are comprised of the following:

	December 31, 2016
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(27,364)	$35,037
Trade names and trademarks	7.4	6,786	(1,972)	4,814
Non-compete agreements	5.0	574	(512)	62
Other intangibles	6.0	572	—	572
Total intangible assets		$70,333	$(29,848)	$40,485

	December 31, 2015
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.0	$41,001	$(22,778)	$18,223
Trade names and trademarks	10.0	3,286	(1,643)	1,643
Non-compete agreements	5.0	574	(450)	124
Total intangible assets		$44,861	$(24,871)	$19,990
As of December 31, 2016, estimated future amortization expense related to intangible assets is as follows (in thousands):

Years ending December 31,	Amount
2017	$7,970
2018	7,798
2019	7,798
2020	3,243
2021	2,914
Thereafter	10,762
Total	$40,485

NOTE 9 Income Taxes
Earnings before income taxes is comprised of the following amounts in each tax jurisdiction:

(In thousands)	2016	2015	2014
United States	$80,666	$92,488	$16,253
Canada	—	—	(12)
Earnings before income taxes	$80,666	$92,488	$16,241
The income tax provision is comprised of the following:

(In thousands)	2016	2015	2014
Current
Federal	$7,434	$15,579	$2,355
State	5,351	4,855	1,872
Foreign	—	(10)	516
Total current	12,785	20,424	4,743
Deferred
Federal	15,573	13,006	11,432
State	2,754	3,075	2,381
Total deferred	18,327	16,081	13,813
Income tax provision	$31,112	$36,505	$18,556
The income tax provision or benefit differs from the amount computed by applying the statutory federal income tax rate of 35.0% to earnings before income taxes due to the following:

(In thousands)	2016	2015	2014
Computed expected tax provision	$28,233	$32,371	$5,685
State and local taxes, net of federal income tax impact	3,966	4,175	1,543
Adjustment for state deferred tax rate	606	104	1,546
State investment tax credits	(921)	1,146	(1,039)
Federal credits and net operating losses	(2,850)	4,010	(485)
Federal manufacturing deduction	(1,022)	(1,873)	(674)
Uncertain tax positions	2,191	(1,020)	355
Loss on divested assets	—	—	10,554
State attribute true up	—	1,167	(2,874)
New York state attribute true up	—	—	1,654
Change in valuation allowances	550	(3,986)	2,346
Other, net	359	411	(55)
Income tax provision	$31,112	$36,505	$18,556
Effective tax rate	38.6%	39.5%	114.3%
During 2016 and 2015, the valuation allowance for deferred tax assets changed by $0.6 million and $4.0 million, respectively. The change in 2015 was primarily driven by certain state credits and losses.
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
The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(In thousands)	2016	2015
Deferred tax assets:
Employee benefits	$6,255	$8,611
Postretirement employee benefits	27,370	28,125
Incentive compensation	11,356	8,334
Inventories	8,859	7,557
Pensions	8,338	10,460
Federal and state credit carryforwards	8,369	16,154
State net operating losses	1,462	1,578
Other	3,774	6,220
Total deferred tax assets	$75,783	$87,039
Valuation allowance	(4,407)	(11,983)
Deferred tax assets, net of valuation allowance	$71,376	$75,056
Deferred tax liabilities:
Plant and equipment	$(206,502)	$(186,203)
Intangible assets	(14,136)	(4,656)
Total deferred tax liabilities	(220,638)	(190,859)
Net deferred tax liabilities	$(149,262)	$(115,803)

Net deferred tax assets (liabilities) consist of:

(In thousands)	2016	2015
Non-current deferred tax assets[1]	2,910	2,315
Non-current deferred tax liabilities	(152,172)	(118,118)
Net non-current deferred tax liabilities	(149,262)	(115,803)
Net deferred tax liabilities	$(149,262)	$(115,803)

[1]	Included in "Other assets, net" on our accompanying December 31, 2016 and 2015 Consolidated Balance Sheets.

During the year ended December 31, 2016, we recognized a $0.3 million increase to additional paid-in capital from excess tax benefits relating to the payout of stock-based compensation.
We have net credits and losses associated with state jurisdictions totaling $5.4 million which expire between 2017 and 2033.
During 2016, the valuation allowance for deferred tax assets decreased by $7.6 million, primarily due to expiration of credits upon which we had previously recognized a valuation allowance. During 2015, the valuation allowance for deferred tax assets decreased by $4.0 million.

The following presents a roll forward of our unrecognized tax benefits and associated interest and penalties, $2.4 million of which is included in the Accrued taxes line item in non-current liabilities in our Consolidated Balance Sheets. We also reflect $0.6 million in current liabilities. The remaining $2.1 million consists of unrecorded receivables and certain tax attributes that are uncertain.

(In thousands)	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at January 1, 2015	$2,406	$290	$2,696
Increase in prior year tax positions	2,479	45	2,524
Increase in current year tax positions	226	—	226
Reductions as a result of a lapse of the applicable statute of limitations	(884)	(114)	(998)
Balance at December 31, 2015	$4,227	$221	$4,448
Increase in prior year tax positions	619	36	655
Reductions as a result of a lapse of the applicable statute of limitations	(234)	(20)	(254)
Increase in current year tax positions	291	—	291
Balance at December 31, 2016	$4,903	$237	$5,140
Unrecognized tax benefits net of related deferred tax assets at December 31, 2016, if recognized, would favorably impact our effective tax rate by decreasing our tax provision by $5.1 million. For each of the years ended December 31, 2015 and 2014, if recognized, the balance of unrecognized tax benefits would favorably impact our effective tax rate by $4.4 million and $2.7 million, respectively. We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2016, 2015, and 2014, we accrued interest of approximately $0.1 million each year in our income tax provision. We recorded no penalties in the years ended December 31, 2016, 2015, and 2014.
The company has certain state benefits related to filing positions taken which have not been recognized on the balance sheet. Although the uncertain tax position was not reflected in the balance sheet as a recorded liability, it is disclosed in the tabular roll forward for unrecognized tax benefits.
We have operations in many states within the U.S. and are subject, at times, to tax audits in these jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2013. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements. Although the timing of resolution of audits is not certain, we evaluate all audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimate that it is reasonably possible the total gross unrecognized tax benefits could decrease by approximately $0.4 million within the next 12 months.
NOTE 10 Accounts Payable and Accrued Liabilities

(In thousands)	December 31, 2016	December 31, 2015
Trade accounts payable	$128,106	$128,045
Accrued wages, salaries and employee benefits	49,871	43,997
Accrued interest	12,149	11,981
Accrued discounts and allowances	10,291	8,954
Accrued taxes other than income taxes payable	6,946	5,112
Accrued utilities	6,712	7,536
Other	9,624	14,743
	$223,699	$220,368

NOTE 11 Debt
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
The 2014 Notes are guaranteed by all of our direct and indirect domestic subsidiaries. The 2014 Notes will also be guaranteed by each of our future direct and indirect domestic subsidiaries that do not constitute an immaterial subsidiary under the indenture governing the 2014 Notes. The 2014 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2014 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facilities, which are secured by certain of our accounts receivable, inventory and cash. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to another person.
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
$275 MILLION SENIOR NOTES DUE 2023
On February 22, 2013, we exercised the option to redeem our 10.625% senior Notes due in 2016 at a redemption price equal to approximately $166 million. Proceeds to fund the redemption of these Notes were made available through the sale of $275 million aggregate principal amount of senior notes on January 23, 2013, which we refer to as the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $271 million after deducting offering expenses.
The 2013 Notes are guaranteed by all of our direct and indirect domestic subsidiaries. The 2013 Notes will also be guaranteed by each of our future direct and indirect domestic subsidiaries that we do not designate as an unrestricted subsidiary under the indenture governing the 2013 Notes. The 2013 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2013 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our secured revolving credit facilities, which are secured by certain of our accounts receivable, inventory and cash. The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.
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

REVOLVING CREDIT FACILITIES
On October 31, 2016, we terminated and paid in full all outstanding amounts under our $125 million senior secured revolving credit facility and replaced that facility with two new senior secured revolving credit facilities.  The new senior secured revolving credit facilities provide in the aggregate, on a combined basis, for the extension of up to $300 million in revolving loans under: (i) a $200 million credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Commercial Credit Agreement”); and (ii) a $100 million credit agreement with Northwest Farm Credit Services, PCA, as administrative agent, and the lenders party thereto (the “Farm Credit Agreement”).  We refer to both of these credit agreements collectively as the “Credit Agreements.”  The revolving credit facilities provided under the Credit Agreements mature on October 31, 2021.
Revolving Loans borrowed under the Commercial Credit Agreement bear interest, at our option, at a LIBOR rate or at a base rate, plus an applicable margin, which for LIBOR rate loans may range from 1.25% per annum to 2.00% per annum, based on the Company’s consolidated total leverage ratio. The applicable margin for base rate loans under the Commercial Credit Agreement is 1.00% per annum less than for LIBOR rate loans.  Revolving Loans borrowed under the Farm Credit Agreement are calculated in substantially the same manner as under the Commercial Credit Agreement, however, the applicable margin under the Farm Credit Agreement is 0.25% per annum higher than the Commercial Credit Agreement, and the prime rate used in the calculation of base rate loans is based upon the prime rate published by the Wall Street Journal.  In addition, under the Farm Credit Agreement, we have the option to elect fixed rate periods of interest which bear interest at an applicable margin equal to the LIBOR rate.  We also pay commitment fees on the unused portion of the revolving loan commitments under the Credit Agreements, which range from 0.20% per annum to 0.35% per annum.
The Credit Agreements are secured by substantially all of the personal property of the Company and its domestic subsidiaries through separate liens granted under each Credit Agreement for the benefit of each secured party thereunder on an equal and ratable basis. The Company’s obligations under the Credit Agreements are guaranteed by the Company’s domestic subsidiaries.
The Credit Agreements contain various loan covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of their business. In addition, the Credit Agreements contain financial covenants which require the Company to maintain a consolidated total leverage ratio in an amount not to exceed 4.00 to 1.00 (subject to certain exceptions with respect to acquisitions in excess of an agreed threshold amount) and a consolidated interest coverage ratio in an amount not less than 2.25 to 1.00.
Each Credit Agreement also contains customary events of default, including failure to make payments under such Credit Agreement, breach of any representation or warranty or covenant under such Credit Agreement, default under or acceleration of other indebtedness for borrowed money in excess of an agreed amount, any change in control of the Company based upon a third party acquiring more than 35% of the equity interests of the Company, bankruptcy events, invalidity of such credit agreement, the incurrence of certain liabilities, termination events or withdrawals from specified benefit plans, and unpaid or uninsured judgments in excess of an agreed amount.
As of December 31, 2016, there were $135 million of borrowings outstanding under the Credit Agreements and we were in compliance with the covenants contained in the Credit Agreements. The borrowings outstanding under the Credit Agreements as of December 31, 2016, consisted of short-term base and LIBOR rate loans and are classified as current liabilities in our Consolidated Balance Sheet.
NOTE 12 Other Long-Term Obligations

(In thousands)	December 31, 2016	December 31, 2015
Long-term lease obligations, net of current portion	$23,152	$24,054
Deferred compensation	7,219	10,755
Deferred proceeds	9,013	9,386
Other	2,392	2,543
	$41,776	$46,738

NOTE 13 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments
Balance at December 31, 2014	$(70,863)
Other comprehensive income before reclassifications	6,371
Amounts reclassified from accumulated other comprehensive loss	8,944
Other comprehensive income, net of tax[1]	15,315
Balance at December 31, 2015	$(55,548)
Other comprehensive income before reclassifications	1,300
Amounts reclassified from accumulated other comprehensive loss[2]	2,495
Other comprehensive income, net of tax[1]	3,795
Balance at December 31, 2016	$(51,753)

[1]
For the year ended December 31, 2016, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive loss and reclassified from accumulated other comprehensive loss, or AOCL, included $0.6 million of net gain on plan assets, $3.9 million of actuarial loss amortization, and $1.7 million of prior service credit amortization, less total tax of $1.2 million. For the year ended December 31, 2015, net periodic costs associated with our pension and OPEB plans included in other comprehensive income and reclassified from AOCL included $14.8 million of net gain on plan assets, $12.6 million of actuarial loss amortization, and $2.1 million of prior service credit amortization, less total tax of $10.0 million. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 14, “Savings, Pension and Other Postretirement Employee Benefit Plans.”

[2]
Included in "Amounts reclassified from accumulated other comprehensive loss" above for the twelve months ended December 31, 2016 is settlement expense of $3.5 million associated with the remeasurement of our salaried pension plan, which is discussed further in Note 14, “Savings, Pension and Other Postretirement Employee Benefit Plans.” The settlement expense is net of tax totaling $1.4 million.

NOTE 14 Savings, Pension and Other Postretirement Employee Benefit Plans
Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans including company-sponsored and multiemployer plans, and other postretirement employee benefit, or OPEB, plans, each of which is discussed below.
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. In both 2016 and 2015 we made 401(k) contributions on behalf of employees of$16.9 million, and in 2014 we made contributions of $17.4 million.
Company-Sponsored Defined Benefit Pension Plans
A majority of our salaried employees and a portion of our hourly employees are covered by company-sponsored noncontributory defined benefit pension plans. During 2016, we announced a voluntary, limited-time opportunity for former employees who are vested participants in certain of our qualified pension plans to request early payment of their entire pension plan benefit in the form of a single lump sum payment. The amount of total payments under this program totaled approximately $10.6 million for salaried employees and $4.8 million for hourly employees and were made from the applicable plan's trust assets during the third quarter of 2016. Based on the level of payments made, settlement accounting rules applied to our salaried pension plan and resulted in a remeasurement of that plan as of August 31, 2016 and the recognition of $3.5 million in settlement expense.
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

Funded Status of Company-Sponsored Plans
As required by current standards governing the accounting for defined benefit pension and other postretirement benefit plans, we recognized the funded status of our company-sponsored plans on our Consolidated Balance Sheets at December 31, 2016 and 2015. The funded status is measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement employee benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement employee benefit obligation. We use a December 31 measurement date for our benefit plans.
The changes in benefit obligation, plan assets and funded status for company-sponsored benefit plans as of December 31 are as follows:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2016	2015	2016	2015
Benefit obligation at beginning of year	$318,444	$338,001	$71,672	$104,715
Service cost	1,562	1,244	249	363
Interest cost	14,072	13,931	3,075	3,881
Plan settlements	(10,629)	—	—	—
Actuarial losses (gains)	6,225	(15,295)	816	(30,701)
Benefits paid	(25,286)	(19,437)	(6,649)	(6,586)
Benefit obligation at end of year	304,388	318,444	69,163	71,672
Fair value of plan assets at beginning of year	294,076	321,055	20	20
Actual return on plan assets	27,056	(11,120)	—	—
Employer contribution	421	3,578	—	—
Plan settlements	(10,629)	—	—	—
Benefits paid	(25,286)	(19,437)	—	—
Fair value of plan assets at end of year	285,638	294,076	20	20
Funded status at end of year	$(18,750)	$(24,368)	$(69,143)	$(71,652)
The December 31, 2016 pension funded status was affected by favorable asset returns, partially offset by a decrease in the discount rate. The December 31, 2016 OPEB benefit obligation decreased slightly primarily driven by changes in the assumed health care cost trend rate and census changes, partially offset by a decrease in the discount rate. The December 31, 2015 OPEB benefit obligation was favorably impacted by changes in the assumed health care cost trend rate, as well as an increase in the discount rate.
Amounts recognized in the Consolidated Balance Sheets:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2016	2015	2016	2015
Non-current assets	$1,740	$596	$—	$—
Current liabilities	(397)	(414)	(7,424)	(7,145)
Non-current liabilities	(20,093)	(24,550)	(61,719)	(64,507)
Net amount recognized	$(18,750)	$(24,368)	$(69,143)	$(71,652)
Pre-tax amounts recognized in Accumulated Other Comprehensive Loss as of December 31 consist of:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2016	2015	2016	2015
Net loss (gain)	$117,640	$134,031	$(20,906)	$(29,290)
Prior service cost (credit)	8	30	(3,211)	(4,923)
Net amount recognized	$117,648	$134,061	$(24,117)	$(34,213)

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In thousands)	2016	2015
Projected benefit obligation	$170,716	$181,744
Accumulated benefit obligation	170,716	181,744
Fair value of plan assets	150,226	156,780
Pre-tax components of net periodic cost and other amounts recognized in Other Comprehensive Income (Loss) for the years ended December 31 were as follows:
Net Periodic Cost:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2016	2015	2014	2016	2015	2014
Service cost	$1,562	$1,244	$1,390	$249	$363	$454
Interest cost	14,072	13,931	14,825	3,075	3,881	4,565
Expected return on plan assets	(19,389)	(20,117)	(20,196)	(1)	(1)	—
Amortization of prior service cost (credit)	22	73	205	(1,712)	(2,178)	(2,179)
Amortization of actuarial loss (gain)	11,463	12,619	10,097	(7,566)	—	(286)
Settlement	3,482	—	—	—	—	—
Net periodic cost	$11,212	$7,750	$6,321	$(5,955)	$2,065	$2,554
Other amounts recognized in Other Comprehensive Income (Loss):

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2016	2015	2014	2016	2015	2014
Net (gain) loss	$(1,445)	$15,942	$31,587	$818	$(30,700)	$7,039
Prior service credit	—	—	—	—	—	(8,384)
Amortization of prior service (cost) credit	(22)	(73)	(205)	1,712	2,178	2,179
Amortization of actuarial (loss) gain	(11,463)	(12,619)	(10,097)	7,566	—	286
Settlement	(3,482)	—	—	—	—	—
Total recognized in other comprehensive (income) loss	$(16,412)	$3,250	$21,285	$10,096	$(28,522)	$1,120
Total recognized in net periodic cost and other comprehensive (income) loss	$(5,200)	$11,000	$27,606	$4,141	$(26,457)	$3,674
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year are $10.1 million and less than $0.1 million, respectively. The estimated net gain and prior service credit for the OPEB plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year are $5.9 million and $1.5 million respectively.
During 2016, $3.0 million of net periodic pension and OPEB costs were charged to "Cost of sales," and $2.3 million were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations, as compared to $6.8 million and $3.0 million, respectively, during 2015.
Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2016	2015	2014	2016	2015	2014
Discount rate	4.45%	4.70%	4.25%	4.30%	4.50%	4.15%

Weighted average assumptions used to determine the net periodic cost for the years ended December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2016	2015	2014	2016	2015	2014
Discount rate	4.70%	4.25%	5.20%	4.50%	4.15%	5.05%
Expected return on plan assets	6.75	7.00	7.50	—	—	—
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
The assumed health care cost trend rate used to calculate 2016 OPEB income was 7.80% in 2016, grading to 4.30% over approximately 70 years. The health care cost trend rate used to calculate December 31, 2016 OPEB obligations was 7.10% in 2017, grading to 4.30% over approximately 70 years, for participants whose benefits are not provided through HRAs, and 2.50% annually for participants whose benefits are provided through HRAs. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$220	$(192)
Effect on postretirement employee benefit obligation	4,393	(3,838)
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

There have been no changes in the methodologies used during 2016 and 2015. In 2014, a majority of our investments were transferred into a common and collective trust. Investments in common and collective trust funds, hedge funds and liquidating trusts that maintain investments in mortgage-backed securities are generally valued based on their respective net asset value, or NAV, (or its equivalent), as a practical expedient to estimate fair value due to the absence of a readily determinable fair value. Investments that may be fully redeemed at NAV in the near-term are disclosed in the table below as "Investments measured at net asset value" in accordance with ASU 2015-07, Fair Value Measurement (Topic 820).
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
The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2016
(In thousands)	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$2,002	$—	$2,002
Common and collective trust:
Collective investment funds	—	283,636	283,636
Total investments at fair value	$2,002	$283,636	$285,638

	December 31, 2015
(In thousands)	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$2,004	$—	$2,004
Common and collective trusts:
Collective investment funds	—	292,072	292,072
Total investments at fair value	$2,004	$292,072	$294,076
Our OPEB plan had $20,000 held in cash and cash equivalents at December 31, 2016 and 2015 which were categorized as level 1.
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
The investment guidelines also require that the individual investment managers are expected to achieve a reasonable rate of return over a market cycle. Emphasis is placed on long-term performance versus short-term market aberrations. Factors considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., Russell 3000 Index, MSCI World ex-U.S. Index, Barclays Capital Long Credit Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.
As of December 31, 2016, nine active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the Benefits Committee.
In 2016, we did not make any contributions to our qualified pension plans, and we do not anticipate making any cash contributions to those plans in 2017. We also contributed $0.4 million to our non-qualified pension plan in 2016. We do not anticipate funding our OPEB plans in 2017 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments are as follows for the years indicated:

(In thousands)	Pension Benefit Plans	Other Postretirement Employee Benefit Plans
2017	$19,614	$7,444
2018	19,808	7,421
2019	20,103	6,954
2020	20,143	6,562
2021	20,131	5,435
2022-2026	100,433	20,372

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

▪
If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In 2013, two large employers withdrew from PIUMPF and in 2015, the largest employer in PIUMPF also withdrew. Further withdrawals by contributing employers could cause a “mass withdrawal” from, or effectively a termination of, PIUMPF or alternatively we could elect to withdraw.

▪
Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed a withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on information as of December 31, 2015 provided by PIUMPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF in 2016 would have been in excess of $72 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.

Our participation in these plans for the annual period ended December 31, 2016, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2016 and 2015 is for a plan’s year-end as of December 31, 2016 and December 31, 2015, respectively. The zone status is set under the provisions of the Multiemployer Pension Plan Reform Act of 2014 and is based on information we received from the plans and is certified by each plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Funding Improvement Plan, or FIP, or a Rehabilitation Plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2013, the contribution rates for the IAM NPF plan increased to $4.00 per hour, up from $3.25 per hour in 2012. In 2016, the contribution rates for PIUMPF were increased to $2.79 per hour, up from $2.67per hour in 2015, as part of the RP to assist the fund's financial status. In 2011, contribution rates for PIUMPF were increased as part of the RP in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. We were listed in PIUMPF’s Form 5500 report as providing more than five percent of the total contributions for the years 2015 and 2014. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2016 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status[1]		FIP/RP Status Pending/ Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2016	2015		2016	2015	2014
IAM NPF	51-6031295	002	Green	Green	N/A	$335	$329	$343	No	5/31/2018
PIUMPF	11-6166763	001	Red	Red	Implemented	5,679	5,631	5,665	No	8/31/2017
					Total Contributions:	$6,014	$5,960	$6,008

[1]	PIUMPF has been certified as in "Critical and Declining Status" for 2016 and 2015, under the provisions of the Multiemployer Pension Plan Reform Act of 2014.

NOTE 15 Earnings Per Share
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	2016	2015	2014
Basic average common shares outstanding[1]	17,000,599	18,762,451	20,129,557
Incremental shares due to:
Restricted stock units	21,668	33,128	—
Performance shares	76,525	24,717	—
Stock options	7,648	—	—
Diluted average common shares outstanding	17,106,440	18,820,296	20,129,557
Basic net earnings (loss) per common share	$2.91	$2.98	$(0.11)
Diluted net earnings (loss) per common share	2.90	2.97	(0.11)
Anti-dilutive shares excluded from calculation	220,037	331,168	566,041

[1]
Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 16, "Equity-Based Compensation Plans" for further discussion.

NOTE 16 Equity-Based Compensation Plans
The Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan, or Stock Plan, which has been approved by our stockholders, provides for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options, or stock appreciation rights to selected employees, outside directors, and consultants of the company. The Stock Plan became effective on December 16, 2008, and was amended and restated effective as of January 1, 2015. Under the Stock Plan, as amended and restated, we are authorized to issue up to approximately 4.1 million shares, which includes approximately 0.7 million additional shares authorized in connection with our acquisition of Cellu Tissue that are available for issuance as equity-based awards only to any employees, outside directors, or consultants who were not employed on December 26, 2010 by Clearwater Paper Corporation or any of its subsidiaries. At December 31, 2016, approximately 1.6 million shares were available for future issuance under the Stock Plan.
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

Employee equity-based compensation expense was recognized as follows:

(In thousands)	2016	2015	2014
Restricted stock units	$1,381	$2,116	$1,966
Performance shares	3,311	4,408	4,964
Stock options	2,913	2,106	1,254
Total employee equity-based compensation	$7,605	$8,630	$8,184
Related tax benefit	$2,767	$3,193	$2,955
RESTRICTED STOCK UNITS
RSUs granted under our Stock Plan are generally subject to a vesting period of one to three years, with generally the same service period. RSU awards will accrue dividend equivalents based on dividends paid, if any, during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. RSUs granted under our Stock Plan do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement.
A summary of the status of outstanding unvested RSU awards as of December 31, 2016, 2015, and 2014, and changes during those years, is presented below:

	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at
January 1	46,029	$60.17	93,254	$47.95	102,658	$39.85
Granted	44,627	39.10	23,148	62.02	31,567	66.33
Vested	(29,338)	55.16	(65,217)	43.86	(32,117)	38.94
Forfeited	(6,858)	47.80	(5,156)	58.58	(8,854)	52.28
Unvested shares outstanding at December 31	54,460	47.16	46,029	60.17	93,254	47.95
Aggregate intrinsic value (in thousands)		$3,570		$2,096		$6,393
During 2016, 45,143 RSU shares were distributed. Of these shares, 19,196 were RSU shares that were settled and distributed in the fourth quarter of 2016. Another 1,697 shares were RSU shares that were settled in prior years but distribution had been deferred to preserve tax deductibility for the Company in the respective years because distribution of these shares would have resulted in certain executive compensation being above the Internal Revenue Code section 162(m) threshold for those years. After adjusting for minimum tax withholdings, a net 30,093 shares were issued during 2016. The minimum tax withholdings payment made in 2016 in connection with issued shares was $0.9 million.
During 2015, 61,592 RSU shares were settled and distributed in the fourth quarter. After adjusting for minimum tax withholdings and deferred shares, a net 39,120 shares were issued during 2015. The minimum tax withholdings payment made in 2015 in connection with issued shares was $1.1 million.
As of December 31, 2016 a total of 35,438 shares remain deferred under Internal Revenue Code section 162(m).
The fair value of each RSU share award granted during 2016 was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during 2016 was $1.6 million.
As of December 31, 2016, there was $1.4 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.6 years.

PERFORMANCE SHARES
Performance share awards granted under our Stock Plan have a three-year performance period, with generally the same service period, and shares are issued after the end of the period if the employee provides the requisite service and the performance measure is met. For 2016 and prior years, the performance measure used was a comparison of the percentile ranking of our total stockholder return compared to the total stockholder return performance of a selected peer group or index. The performance measure is considered to represent a “market condition” under authoritative accounting guidance, and thus, the market condition is considered when determining the estimate of the fair value of the performance share awards. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%.
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
The fair value of performance share awards is estimated using a Monte Carlo simulation model. For performance shares granted in 2016, the following assumptions were used in our Monte Carlo model:

Closing price of stock on date of grant	$38.75
Risk free rate	0.83%
Measurement period	3 years
Volatility	31%
In addition to the above assumptions, the dividend yields for all companies were assumed to be zero since dividends are included in the definition of total shareholder return.
A summary of the status of outstanding performance share awards as of December 31, 2016, 2015, and 2014, and changes during those years, is presented below:

	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding share awards at January 1	92,563	$84.18	300,864	$59.77	259,841	$50.87
Granted	93,397	39.70	47,513	62.05	54,379	105.08
Settled	—	—	(245,525)	50.43	—	—
Forfeited	(10,277)	54.55	(10,289)	73.61	(13,356)	71.03
Outstanding share awards at December 31	175,683	62.26	92,563	84.18	300,864	59.77
Aggregate intrinsic value (in thousands)		$11,516		$4,214		$20,624
On December 31, 2016, the performance period for performance shares granted in 2014 ended. Those performance shares will be settled and distributed, subject to approval of the Board of Directors' Compensation Committee, at a range of 0%-200% of shares granted, in the first quarter of 2017.
On December 31, 2015, the three-year performance period for 107,750 performance shares granted in 2013 ended. The requisite market condition performance measure was not met, and as such no shares were paid or issued under those awards.
As of December 31, 2016, there was $3.1 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 1.5 years.

STOCK OPTIONS
Beginning in 2014, stock options were granted to certain employees under our Stock Plan. The stock options are generally subject to a vesting period of one to three years, with generally the same service period. Upon vesting, the holder is entitled to purchase a specified number of shares of Clearwater Paper common stock at a price per share equal to the closing market price of Clearwater Paper common stock on the date of grant. The options are exercisable for 10 years from the date of grant.

Stock options granted under our Stock Plan do not represent common stock, and therefore the holders do not have voting rights unless and until shares have been issued to the employee.

The fair value of stock option awards was determined using a Black-Scholes option-pricing model. The Black-Scholes model utilizes a range of assumptions related to dividend yield, volatility, risk-free interest rate and employee exercise behavior. Expected volatility is based on Clearwater Paper's historical stock prices. The risk-free interest rate is based on constant maturity treasury rates with maturities matching the options' expected life on the grant date. The expected life, estimated in accordance with Securities and Exchange Commission Staff Accounting Bulletin 110, is the approximate mid-point between the expected vesting time and the remaining contractual life. The weighted-average fair value of stock options granted in 2016 on the grant date was estimated at $14.42 per option based on the following assumptions:

Volatility	35%
Risk-free interest rate	1.39%
Expected life-years	6.4
A summary of the status of outstanding stock option awards as of December 31, 2016, and changes during the year, is presented below:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at January 1	277,693	$64.47	150,580	$66.84	—	$—
Granted	280,191	38.86	142,542	61.93	163,137	66.85
Forfeited	(30,830)	47.79	(15,429)	64.12	(12,557)	66.97
Outstanding options at December 31	527,054	51.83	277,693	64.47	150,580	66.84
Aggregate intrinsic value (in thousands)		$7,232		—		$258
During 2016, 137,860 stock option awards vested with a weighted average exercise price of $66.85. These options are outstanding at December 31, 2016 and become exercisable on January 1, 2017. The weighted average remaining contractual term of outstanding stock options is 8.2 years for all options and 7 years for the exercisable options. As of December 31, 2016, there was $3.3 million of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.5 years.
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
We recorded director equity-based compensation expense totaling $4.8 million for the year ended December 31, 2016, compensation benefit totaling $4.1 million for the year ended December 31, 2015, and compensation expense totaling $4.6 million for the year ended December 31, 2014.
At December 31, 2016, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheet were $7.9 million and $3.2 million, respectively. At December 31, 2015, the liability amounts associated with director equity-based compensation were all included in "Other long-term obligations" on our Consolidated Balance Sheet and totaled $9.4 million.
NOTE 17 Fair Value Measurements
The estimated fair values of our financial instruments as of our balance sheet dates are presented below:

	December 31, 2016		December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash, short-term investments, and restricted cash (Level 1)	$23,001	$23,001	$8,130	$8,130
Borrowings under revolving credit facilities (Level 1)	135,000	135,000	—	—
Long-term debt (Level 2)	575,000	567,875	575,000	558,250
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

NOTE 18 Commitments and Contingencies
LEASE COMMITMENTS
Our operating leases cover manufacturing, office, warehouse and distribution space, equipment and vehicles, which expire at various dates through 2028. In addition, we have operating leases for the five Manchester Industries paperboard sheeting facilities. We have capital leases related to our North Carolina converting and manufacturing facilities as well as various office equipment. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.
As of December 31, 2016, under current operating and capital lease contracts, we had future minimum lease payments as follows:

(In thousands)	Capital	Operating
2017	$2,601	$14,400
2018	2,649	11,318
2019	2,697	6,719
2020	2,661	4,365
2021	2,710	3,260
Thereafter	26,822	4,354
Total future minimum lease payments	$40,140	$44,416
Less interest portion	(17,327)
Present value of future minimum lease payments	$22,813

Rent expense for operating leases was $14.3 million, $14.8 million and $18.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 19 Business Interruption and Insurance Recovery

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
On November 14, 2016, we experienced a fire at our Las Vegas, Nevada facility. There was minimal disruption to the converting operations at that facility, however certain paper machine equipment was damaged and we incurred approximately 17 days of paper machine downtime while repairs were being made. We were unable to produce through-air-dried parent rolls during this period at the Las Vegas facility. We were able to replace a portion of this lost production capacity by shipping parent rolls from our Shelby, North Carolina facility, in addition to making open market purchases. We maintain property and business interruption insurance and filed a claim with our insurance provider to recover the cost of repairs to the equipment and estimated lost profits due to the disruption of the operations during the repair period. All associated costs and insurance recoveries through December 31, 2016 were recorded in "Cost of sales" in our Consolidated Statement of Operations and included in the "Net earnings" line in our Consolidated Statement of Cash Flows.
The insurance claim for this event net of policy deductible is expected to be approximately $3.0 million, of which $1.5 million was recorded as a receivable in 2016. We expect resolution with regard to the balance of this claim in the first quarter of 2017.

NOTE 20 Segment Information
We are organized in two reportable operating segments: Consumer Products and Pulp and Paperboard. The following is a tabular presentation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the financial statements.

(In thousands)	2016	2015	2014
Segment net sales:
Consumer Products	$988,380	$959,894	$1,183,385
Pulp and Paperboard	746,383	792,507	783,754
Total segment net sales	$1,734,763	$1,752,401	$1,967,139
Operating income:
Consumer Products	$66,161	$54,437	$34,131
Gain (loss) on divested assets[1]	1,755	1,267	(40,159)
Pulp and Paperboard	112,732	120,861	144,171
	180,648	176,565	138,143
Corporate[2]	(69,331)	(52,895)	(58,332)
Income from operations	$111,317	$123,670	$79,811
Depreciation and amortization:
Consumer Products[3]	$59,375	$54,595	$61,504
Pulp and Paperboard	26,741	27,204	25,452
Corporate	4,974	2,933	3,189
Total depreciation and amortization	$91,090	$84,732	$90,145
Assets:
Consumer Products	$1,031,563	$1,046,170	$1,037,912
Pulp and Paperboard	586,687	423,694	413,143
	1,618,250	1,469,864	1,451,055
Corporate	66,092	57,505	128,094
Total assets	$1,684,342	$1,527,369	$1,579,149
Capital expenditures:
Consumer Products	$47,079	$55,594	$43,562
Pulp and Paperboard	104,113	67,929	45,146
	151,192	123,523	88,708
Corporate	4,485	10,581	10,892
Total capital expenditures	$155,677	$134,104	$99,600

[1]	These costs relate to the sale of our Consumer Products segment’s specialty business and mills. For additional discussion, see Note 5, “Asset Divestiture”.

[2]
Corporate expenses for 2016 include $2.7 million of expenses associated with the acquisition of Manchester Industries. Operating results subsequent to the acquisition of Manchester Industries are included in the Pulp and Paperboard segment. Corporate expenses for 2016 also include a $3.5 million settlement accounting charge associated with a pension lump sum buyout for term-vested participants.

[3]	Consumer Products depreciation and amortization expense for 2016 includes $1.3 million of accelerated depreciation associated with the announced March 31, 2017 Oklahoma City facility closure.

Our manufacturing facilities and all other assets are located within the continental United States. We sell and ship our products to customers in many foreign countries. Geographic information regarding our net sales is summarized as follows:

(In thousands)	2016	2015	2014
United States	$1,663,231	$1,653,208	$1,840,726
Japan	44,970	59,463	63,831
Korea	5,260	10,016	11,105
Canada	6,831	6,896	25,411
Australia	4,790	5,578	7,219
Other foreign countries	9,681	17,240	18,847
Total net sales	$1,734,763	$1,752,401	$1,967,139
NOTE 21 Financial Results by Quarter (Unaudited)

	Three Months Ended
(In thousands— except per-share amounts)	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$437,204	$434,026	$436,671	$444,558	$435,320	$442,222	$425,568	$431,595
Costs and expenses:
Cost of sales	(368,647)	(389,832)	(361,851)	(384,347)	(396,605)	(373,892)	(368,524)	(364,778)
Selling, general and administrative expenses	(30,795)	(29,088)	(34,655)	(29,469)	(31,190)	(28,284)	(32,934)	(30,308)
Gain (loss) on divested assets	—	131	—	1,331	1,755	—	—	(195)
Total operating costs and expenses	(399,442)	(418,789)	(396,506)	(412,485)	(426,040)	(402,176)	(401,458)	(395,281)
Income from operations	37,762	15,237	40,165	32,073	9,280	40,046	24,110	36,314
Net earnings	$18,446	$5,757	$20,864	$15,597	$901	$23,064	$9,343	$11,565
Net earnings per common share
Basic	$1.05	$0.30	$1.22	$0.82	$0.05	$1.22	$0.56	$0.65
Diluted	1.05	0.30	1.21	0.81	0.05	1.21	0.56	0.65

NOTE 22 Supplemental Guarantor Financial Information
All of our directly and indirectly owned, domestic subsidiaries guarantee the 2013 Notes on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2013 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor and non-guarantor entities, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
We acquired Manchester Industries on December 16, 2016 and their results of operations, financial position and cash flows are included below as a guarantor entity.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2016

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$1,685,327	$287,952	$(238,516)	$1,734,763
Cost and expenses:
Cost of sales	(1,468,691)	(263,577)	236,641	(1,495,627)
Selling, general and administrative expenses	(113,766)	(15,808)	—	(129,574)
Gain on divested assets, net	—	1,755	—	1,755
Total operating costs and expenses	(1,582,457)	(277,630)	236,641	(1,623,446)
Income from operations	102,870	10,322	(1,875)	111,317
Interest expense, net	(30,111)	(189)	—	(30,300)
Debt retirement costs	(351)	—	—	(351)
Earnings before income taxes	72,408	10,133	(1,875)	80,666
Income tax provision	(26,966)	(4,802)	656	(31,112)
Equity in earnings of subsidiary	5,331	—	(5,331)	—
Net earnings	$50,773	$5,331	$(6,550)	$49,554
Other comprehensive income, net of tax	3,795	—	—	3,795
Comprehensive income	$54,568	$5,331	$(6,550)	$53,349
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2015

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$1,683,890	$291,270	$(222,759)	$1,752,401
Cost and expenses:
Cost of sales	(1,458,121)	(277,487)	222,759	(1,512,849)
Selling, general and administrative expenses	(108,414)	(8,735)	—	(117,149)
Gain on divested assets	—	1,267	—	1,267
Total operating costs and expenses	(1,566,535)	(284,955)	222,759	(1,628,731)
Income from operations	117,355	6,315	—	123,670
Interest expense, net	(31,067)	(115)	—	(31,182)
Earnings before income taxes	86,288	6,200	—	92,488
Income tax provision	(32,371)	(3,724)	(410)	(36,505)
Equity in loss of subsidiary	2,476	—	(2,476)	—
Net earnings	$56,393	$2,476	$(2,886)	$55,983
Other comprehensive income, net of tax	15,315	—	—	15,315
Comprehensive income	$71,708	$2,476	$(2,886)	$71,298

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2014

		Guarantor	Non-Guarantor
(In thousands)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,573,912	$531,520	$43,929	$(182,222)	$1,967,139
Cost and expenses:
Cost of sales	(1,321,143)	(526,192)	(43,727)	182,222	(1,708,840)
Selling, general and administrative expenses	(107,141)	(22,747)	(214)	—	(130,102)
Loss on divested assets	—	(40,159)	—	—	(40,159)
Impairment of assets	—	(8,227)	—	—	(8,227)
Total operating costs and expenses	(1,428,284)	(597,325)	(43,941)	182,222	(1,887,328)
Income (loss) from operations	145,628	(65,805)	(12)	—	79,811
Interest expense, net	(39,091)	(59)	—	—	(39,150)
Debt retirement costs	(24,420)	—	—	—	(24,420)
Earnings (loss) before income taxes	82,117	(65,864)	(12)	—	16,241
Income tax (provision) benefit	(47,694)	7,439	(516)	22,215	(18,556)
Equity in loss of subsidiary	(58,953)	(528)	—	59,481	—
Net loss	$(24,530)	$(58,953)	$(528)	$81,696	$(2,315)
Other comprehensive loss, net of tax	(12,770)	—	—	—	(12,770)
Comprehensive loss	$(37,300)	$(58,953)	$(528)	$81,696	$(15,085)

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,586	$3,415	$—	$23,001
Receivables, net	130,098	27,252	(10,276)	147,074
Taxes receivable	15,143	35	(5,469)	9,709
Inventories	208,472	51,432	(1,875)	258,029
Other current assets	8,161	521	—	8,682
Total current assets	381,460	82,655	(17,620)	446,495
Property, plant and equipment, net	802,064	143,264	—	945,328
Goodwill	244,283	—	—	244,283
Intangible assets, net	3,135	37,350	—	40,485
Intercompany receivable (payable)	30,034	(31,909)	1,875	—
Investment in subsidiary	145,089	—	(145,089)	—
Other assets, net	8,433	2,853	(3,535)	7,751
TOTAL ASSETS	$1,614,498	$234,213	$(164,369)	$1,684,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$135,000	$—	$—	$135,000
Accounts payable and accrued liabilities	$202,187	$37,257	$(15,745)	$223,699
Current liability for pensions and other postretirement employee benefits	7,821	—	—	7,821
Total current liabilities	345,008	37,257	(15,745)	366,520
Long-term debt	569,755	—	—	569,755
Liability for pensions and other postretirement employee benefits	81,812	—	—	81,812
Other long-term obligations	41,424	352	—	41,776
Accrued taxes	1,614	820	—	2,434
Deferred tax liabilities	105,012	50,695	(3,535)	152,172
TOTAL LIABILITES	1,144,625	89,124	(19,280)	1,214,469
Stockholders' equity excluding accumulated other comprehensive loss	521,626	145,089	(145,089)	521,626
Accumulated other comprehensive loss, net of tax	(51,753)	—	—	(51,753)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,614,498	$234,213	$(164,369)	$1,684,342

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$5,610	$—	$—	$5,610
Restricted cash	2,270	—	—	2,270
Short-term investments	250	—	—	250
Receivables, net	123,131	15,921	—	139,052
Taxes receivable	16,221	(1,370)	—	14,851
Inventories	219,130	36,443	—	255,573
Other current assets	8,838	493	—	9,331
Total current assets	375,450	51,487	—	426,937
Property, plant and equipment, net	719,436	147,102	—	866,538
Goodwill	209,087	—	—	209,087
Intangible assets, net	4,180	15,810	—	19,990
Intercompany receivable (payable)	14,013	(15,151)	1,138	—
Investment in subsidiary	139,758	—	(139,758)	—
Other assets, net	4,738	79	—	4,817
TOTAL ASSETS	$1,466,662	$199,327	$(138,620)	$1,527,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$196,891	$23,477	$—	$220,368
Current liability for pensions and other postretirement employee benefits	7,559	—	—	7,559
Total current liabilities	204,450	23,477	—	227,927
Long-term debt	568,987	—	—	568,987
Liability for pensions and other postretirement employee benefits	89,057	—	—	89,057
Other long-term obligations	46,182	556	—	46,738
Accrued taxes	874	802	—	1,676
Deferred tax liabilities	82,246	34,734	1,138	118,118
TOTAL LIABILITIES	991,796	59,569	1,138	1,052,503
Accumulated other comprehensive loss, net of tax	(55,548)	—	—	(55,548)
Stockholders’ equity excluding accumulated other comprehensive loss	530,414	139,758	(139,758)	530,414
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,466,662	$199,327	$(138,620)	$1,527,369

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$50,773	$5,331	$(6,550)	$49,554
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	68,496	22,594	—	91,090
Equity-based compensation expense	12,385	—	—	12,385
Deferred tax provision	18,860	605	(1,138)	18,327
Employee benefit plans	(1,979)	—	—	(1,979)
Deferred issuance costs on debt	1,242	—	—	1,242
Disposal of plant and equipment, net	781	600	—	1,381
Non-cash adjustments to unrecognized taxes	740	18	—	758
Changes in working capital, net of acquisition	(642)	774	(3,594)	(3,462)
Change in taxes receivable, net	1,078	(1,405)	5,469	5,142
Excess tax benefits from equity-based payment arrangements	(312)	—	—	(312)
Other, net	(1,592)	(921)	1,138	(1,375)
Net cash flows from operating activities	149,830	27,596	(4,675)	172,751
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	250	—	—	250
Additions to plant and equipment	(145,579)	(9,770)	—	(155,349)
Acquisition of Manchester Industries, net of cash acquired	(67,443)	—	—	(67,443)
Proceeds from the sale of assets	—	36	—	36
Net cash flows from investing activities	(212,772)	(9,734)	—	(222,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(65,327)	—	—	(65,327)
Borrowings on revolving credit facilities	1,273,959	—	—	1,273,959
Repayments of revolving credit facilities' borrowings	(1,138,959)	—	—	(1,138,959)
Payments for debt issuance costs	(1,906)	—	—	(1,906)
Investment from (to) parent	9,772	(14,447)	4,675	—
Payment of tax withholdings on equity- based payment arrangements	(933)	—	—	(933)
Excess tax benefits from equity-based payment arrangements	312	—	—	312
Net cash flows from financing activities	76,918	(14,447)	4,675	67,146
Increase in cash and cash equivalents	13,976	3,415	—	17,391
Cash and cash equivalents at beginning of period	5,610	—	—	5,610
Cash and cash equivalents at end of period	$19,586	$3,415	$—	$23,001

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$56,393	$2,476	$(2,886)	$55,983
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	65,078	19,654	—	84,732
Equity-based compensation expense	4,557	—	—	4,557
Deferred tax provision	9,944	3,178	2,959	16,081
Employee benefit plans	3,011	—	—	3,011
Deferred issuance costs on debt	928	—	—	928
Disposal of plant and equipment, net	1,587	(95)	—	1,492
Non-cash adjustments to unrecognized taxes	(1,028)	8	—	(1,020)
Changes in working capital, net	11,809	3,032	—	14,841
Change in taxes receivable, net	(9,461)	(14,388)	10,253	(13,596)
Excess tax benefits from equity-based payment arrangements	(1,433)	—	—	(1,433)
Funding of qualified pension plans	(3,179)	—	—	(3,179)
Other, net	(1,591)	(1,131)	—	(2,722)
Net cash flows from operating activities	136,615	12,734	10,326	159,675
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	49,750	—	—	49,750
Additions to plant and equipment	(121,720)	(7,182)	—	(128,902)
Proceeds from the sale of assets	—	604	—	604
Net cash flows from investing activities	(71,970)	(6,578)	—	(78,548)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(99,990)	—	—	(99,990)
Investment from (to) parent	16,482	(6,156)	(10,326)	—
Payment of tax withholdings on equity-based payment arrangements	(4,152)	—	—	(4,152)
Excess tax benefits from equity-based payment arrangements	1,433	—	—	1,433
Other, net	(139)	—	—	(139)
Net cash flows from financing activities	(86,366)	(6,156)	(10,326)	(102,848)
Decrease in cash and cash equivalents	(21,721)	—	—	(21,721)
Cash and cash equivalents at beginning of period	27,331	—	—	27,331
Cash and cash equivalents at end of period	$5,610	$—	$—	$5,610

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2014

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,530)	$(58,953)	$(528)	$81,696	$(2,315)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	59,373	28,468	2,304	—	90,145
Equity-based compensation expense	12,790	—	—	—	12,790
impairment of assets	—	8,227	—	—	8,227
Deferred tax provision (benefit)	50,943	(21,921)	(2,538)	(12,671)	13,813
Employee benefit plans	2,115	—	—	—	2,115
Deferred issuance costs on debt	6,141	—	—	—	6,141
Loss on divestiture of assets	—	29,059	—	—	29,059
Disposal of plant and equipment, net	471	488	—	—	959
Non-cash adjustments to unrecognized taxes	472	173	(317)	—	328
Changes in working capital, net	(8,162)	(4,711)	625	—	(12,248)
Change in taxes receivable, net	(3,051)	79	121	12,099	9,248
Excess tax benefits from equity-based payment arrangements	(864)	—	—	—	(864)
Funding of qualified pension plans	(16,955)	—	—	—	(16,955)
Other, net	(636)	(707)	—	—	(1,343)
Net cash flows from operating activities	78,107	(19,798)	(333)	81,124	139,100
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	20,000	—	—	—	20,000
Additions to plant and equipment	(73,223)	(19,450)	(355)	—	(93,028)
Net Proceeds from divested assets	107,740	—	—	—	107,740
Proceeds from the sale of assets	38	937	—	—	975
Net cash flows from investing activities	54,555	(18,513)	(355)	—	35,687
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	300,000	—	—	—	300,000
Repayment of long-term debt	(375,000)	—	—	—	(375,000)
Purchase of treasury stock	(100,000)	—	—	—	(100,000)
Investment from (to) parent	47,527	38,311	(4,714)	(81,124)	—
Payments for debt issuance costs	(3,002)	—	—	—	(3,002)
Payment of tax withholdings on equity-based payment arrangements	(1,523)	—	—	—	(1,523)
Excess tax benefits from equity-based payment arrangements	864	—	—	—	864
Other, net	7,530	—	—	—	7,530
Net cash flows from financing activities	(123,604)	38,311	(4,714)	(81,124)	(171,131)
Increase (decrease) in cash and cash equivalents	9,058	—	(5,402)	—	3,656
Cash and cash equivalents at beginning of period	18,273	—	5,402	—	23,675
Cash and cash equivalents at end of period	$27,331	$—	$—	$—	$27,331

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clearwater Paper Corporation:

We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clearwater Paper Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. This report includes a paragraph stating that management excluded from its assessment of the effectiveness of Clearwater Paper Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, Manchester Industries' internal control over financial reporting. Manchester Industries' total assets represented 5% of the Company’s consolidated total assets as of December 31, 2016, and their statement of operations was immaterial to the Company’s consolidated statement of operations for the year ended December 31, 2016 due to the fact that Manchester Industries' operations were only included in sixteen days of their consolidated results in 2016.

/s/ KPMG LLP
Seattle, Washington
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clearwater Paper Corporation:

We have audited Clearwater Paper Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Clearwater Paper Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Clearwater Paper Corporation acquired Manchester Industries on December 16, 2016, and management excluded from its assessment of the effectiveness of Clearwater Paper Corporation’s internal control over financial reporting as of December 31, 2016, Manchester Industries' internal control over financial reporting. Manchester Industries' total assets represented 5% of the Company’s consolidated total assets as of December 31, 2016, and their statement of operations was immaterial to the Company’s consolidated statement of operations for the year ended December 31, 2016 due to the fact that Manchester Industries' operations were only included in 16 days of their consolidated results in 2016. Our audit of internal control over financial reporting of Clearwater Paper Corporation also excluded an evaluation of the internal control over financial reporting of Manchester Industries.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clearwater Paper Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 22, 2017

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
Changes in Internal Controls
On December 16, 2016, we acquired Manchester Industries. We are in the process of integrating Manchester. Our management is analyzing, evaluating and, where necessary, will implement changes in controls and procedures relating to the Manchester business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our management appropriately excluded Manchester Industries from the scope of its assessment of our internal control over financial reporting. We acquired Manchester Industries on December 16, 2016, as discussed in Note 4 of the notes to our Consolidated Financial Statements included in Item 8 of this Annual Report. Manchester Industries' total assets represented 5% of our consolidated total assets as of December 31, 2016 and their statement of operations was immaterial to our total Consolidated Statement of Operations in 2016 due to the fact that Manchester Industries' operations were only included in sixteen days of our consolidated results in 2016.
Based on our evaluation under the 2013 Framework, our management has concluded that as of December 31, 2016 our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

ITEM 9B.
Other Information
None.

Part III

ITEM 10.
Directors, Executive Officers and Corporate Governance
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be filed on or about March 28, 2017, for the 2017 Annual Meeting of Stockholders, referred to in this report as the 2017 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report in Item 1. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement and is incorporated herein by reference.
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
The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2016, the members of that committee were Boh A. Dickey (Chair), Beth E. Ford, and William D. Larsson. The Board of Directors has determined that Messrs. Dickey and Larsson are each an “audit committee financial expert” and that all of the members of the Audit Committee are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.
Executive Compensation
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2017 Proxy Statement, to be filed on or about March 28, 2017, relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2017 Proxy Statement, to be filed on or about March 28, 2017, relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
The following table provides certain information as of December 31, 2016, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	979,178	$66.85	1,629,775
Equity compensation plans not approved by security holders	—	—	—
Total	979,178	$66.85	1,629,775

[1]
Includes 351,366 performance shares, 527,054 stock options, and 100,758 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share, stock option, and RSU programs, not including future dividend equivalents, if any are paid.

[2]	Performance shares and RSUs do not have exercise prices. During 2016, 137,860 stock option awards vested with a weighted average exercise price of $66.85.

ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2017 Proxy Statement, to be filed on or about March 28, 2017, relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.
Principal Accounting Fees and Services
Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2017 Proxy Statement, to be filed on or about March 28, 2017, relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.
Exhibits, Financial Statement Schedules
FINANCIAL STATEMENTS
Our consolidated financial statements are listed in the Index to Consolidated Financial Statements on page 42 of this report.
FINANCIAL STATEMENT SCHEDULES
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.
EXHIBITS
Exhibits are listed in the Exhibit Index on pages 94-99 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/S/ Linda K. Massman
Linda K. Massman President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/S/ Linda K. Massman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2017
Linda K. Massman

By	/S/ John D. Hertz	Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)	February 22, 2017
John D. Hertz

By	/S/ Robert N. Dammarell	Vice President, Corporate Controller (Duly Authorized Officer; Principal Accounting Officer)	February 22, 2017
Robert N. Dammarell

	* Boh A. Dickey	Director and Chair of the Board	February 22, 2017

	* Frederic W. Corrigan	Director	February 22, 2017

	* Beth E. Ford	Director	February 22, 2017

	* Kevin J. Hunt	Director	February 22, 2017

	* William D. Larsson	Director	February 22, 2017

	* John P. O'Donnell	Director	February 22, 2017

	* Alexander Toeldte	Director	February 22, 2017

*By	/S/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
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

10.1(xii)*
Commercial Bank Agreement, dated as of October 31, 2016, by and among the financial institutions signatory thereto, Wells Fargo Bank, National Association and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2016).

10.1(xiii)*
Farm Credit Agreement, dated as of October 31, 2016, by and among the financial institutions signatory thereto, Northwest Farm Credit Services, PCA, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2016).

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

10.4*[1]
Employment Agreement between Linda K. Massman and the Company, dated effective January 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the Commission February 22, 2016).

10.5*[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2015).

10.5(i)[1]	Amendment to the Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan, effective January 1, 2017.

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

10.6(iv)*[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2015 (incorporated by reference to Exhibit 10.6(iv) to the Company’s Annual Report on Form 10-K filed with the Commission February 22, 2016).

10.6(v)*[1]
Clearwater Paper Corporation—Form of Performance Share Agreement, as amended and restated, to be used for annual performance share awards approved subsequent to December 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 10, 2017).

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

10.7(xii)*[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for restricted stock unit awards approved subsequent to December 31, 2015 (incorporated by reference to Exhibit 10.7(xii) to the Company’s Annual Report on Form 10-K filed with the Commission February 22, 2016).

10.7(xiii)*[1]
Clearwater Paper Corporation—Form of Restricted Stock Unit Agreement, as amended and restated, to be used for restricted stock unit awards approved subsequent to December 31, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 10, 2017).

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

10.8(iii)*[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2015 (incorporated by reference to Exhibit 10.8(iii) to the Company’s Annual Report on Form 10-K filed with the Commission February 22, 2016).

10.8(iv)*[1]
Clearwater Paper Corporation— Form of Stock Option Agreement, as amended and restated, to be used for annual restricted stock unit awards approved subsequent to December 31, 2016 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on February 10, 2017).

10.9*[1]	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2014).

10.9(i)*[1]
Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2016).

10.10[1]	Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan.

10.11*[1]	Clearwater Paper Executive Severance Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.12[1]	Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets at December 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

*	Incorporated by reference.

1	Management contract or compensatory plan, contract or arrangement.