Form 10-Q
period 2017-03-31
Clearwater Paper Corp
filed 2017-05-04
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of May 1, 2017 was 16,431,236.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$437,525	$437,204
Costs and expenses:
Cost of sales	(387,030)	(368,647)
Selling, general and administrative expenses	(29,937)	(30,795)
Total operating costs and expenses	(416,967)	(399,442)
Income from operations	20,558	37,762
Interest expense, net	(8,043)	(7,643)
Earnings before income taxes	12,515	30,119
Income tax provision	(5,000)	(11,673)
Net earnings	$7,515	$18,446
Net earnings per common share:
Basic	$0.46	$1.05
Diluted	0.45	1.05
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net earnings	$7,515	$18,446
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $414, and $589	631	912
Amortization of prior service credit included in net periodic cost, net of tax of $(151) and $(166)	(230)	(257)
Other comprehensive income, net of tax	401	655
Comprehensive income	$7,916	$19,101
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$15,995	$23,001
Receivables, net	141,971	147,074
Taxes receivable	4,112	9,709
Inventories	240,704	258,029
Other current assets	10,776	8,682
Total current assets	413,558	446,495
Property, plant and equipment, net	959,511	945,328
Goodwill	244,283	244,283
Intangible assets, net	38,587	40,485
Other assets, net	8,994	7,751
TOTAL ASSETS	$1,664,933	$1,684,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$130,000	$135,000
Accounts payable and accrued liabilities	202,577	223,699
Current liability for pensions and other postretirement employee benefits	7,821	7,821
Total current liabilities	340,398	366,520
Long-term debt	569,947	569,755
Liability for pensions and other postretirement employee benefits	80,577	81,812
Other long-term obligations	40,322	41,776
Accrued taxes	2,497	2,434
Deferred tax liabilities	157,601	152,172
TOTAL LIABILITIES	1,191,342	1,214,469
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,252,241 and 24,223,191 shares issued	2	2
Additional paid-in capital	347,757	347,080
Retained earnings	577,376	569,861
Treasury stock, at cost, common shares-7,821,005 and 7,736,255 shares repurchased	(400,192)	(395,317)
Accumulated other comprehensive loss, net of tax	(51,352)	(51,753)
TOTAL STOCKHOLDERS' EQUITY	473,591	469,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,664,933	$1,684,342
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$7,515	$18,446
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	27,557	21,150
Equity-based compensation expense	17	2,172
Deferred tax provision	4,375	4,365
Employee benefit plans	(788)	(1,389)
Deferred issuance costs on debt	222	213
Disposal of plant and equipment, net	370	—
Non-cash adjustments to unrecognized taxes	63	(151)
Changes in working capital, net	(1,089)	(9,548)
Changes in taxes receivable, net	5,597	14,172
Other, net	1,699	(408)
Net cash flows from operating activities	45,538	49,022
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	—	250
Additions to plant and equipment	(42,247)	(30,955)
Proceeds from sale of assets	368	—
Net cash flows from investing activities	(41,879)	(30,705)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,875)	(27,661)
Borrowings on revolving credit facilities	91,000	123,287
Repayments of borrowings on revolving credit facilities	(96,000)	(117,282)
Payment of tax withholdings on equity-based payment arrangements	(790)	(43)
Net cash flows from financing activities	(10,665)	(21,699)
Decrease in cash and cash equivalents	(7,006)	(3,382)
Cash and cash equivalents at beginning of period	23,001	5,610
Cash and cash equivalents at end of period	$15,995	$2,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$14,418	$13,871
Cash paid for income taxes	206	742
Cash received from income tax refunds	5,551	10,334
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accrued plant and equipment	$(443)	$(5,223)
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
On December 16, 2016, we acquired Manchester Industries, an independently-owned paperboard sales, sheeting and distribution supplier to the packaging and commercial print industries, for total consideration of $71.7 million. The addition of Manchester Industries' customers to our paperboard business extends our reach and service platform to small and mid-sized folding carton plants, by offering a range of converting services that include custom sheeting, slitting, and cutting. These converting operations include five strategically located facilities in Virginia, Pennsylvania, Indiana, Texas, and Michigan. Goodwill was recorded in the acquisition of Manchester Industries based on the preliminary purchase price allocation. We are continuing to collect information to determine the fair values included in the purchase price, which could affect our goodwill allocation for this transaction.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, the related Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or SEC, on February 22, 2017.
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
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of March 31, 2017 and December 31, 2016, we had allowances for doubtful accounts of $1.3 million and $1.5 million, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,605.7 million and $1,582.0 million at March 31, 2017 and December 31, 2016, respectively.
For the three months ended March 31, 2017, we capitalized $0.8 million of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard facility and less than $0.1 million associated with the construction of a paper machine at our Shelby, North Carolina consumer products facility. For the three months ended March 31, 2016, we capitalized $0.4 million of interest expense associated with the continuous pulp digester project.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets.
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,440,696 shares of our outstanding common stock as of March 31, 2017, pursuant to this repurchase program, of which 84,750 shares were repurchased during the first quarter of 2017 at an average price of $57.53 per share. As of March 31, 2017, we had up to $29.8 million of authorization remaining pursuant to this stock repurchase program.
DERIVATIVES
We had no activity during the three months ended March 31, 2017 and 2016 that required hedge or derivative accounting treatment. However, to help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of March 31, 2017, these contracts covered approximately 20% of our expected average monthly natural gas requirements for the remainder of 2017. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

NOTE 2 Recently Adopted and New Accounting Standards
RECENTLY ADOPTED
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU eliminates step two of the impairment test, the performance of a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU will be effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. We adopted this standard on January 1, 2017 and will apply this standard during our annual impairment test as of November 1, 2017, if applicable. The adoption of this standard did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a business. This ASU will be effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard on January 1, 2017. This standard did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. Specifically, the update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. The update also allows excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows. In addition, when accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur. Lastly, the update requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows, consistent with our historical practice. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 in the first quarter of 2017. We have not changed our method of estimating forfeitures as a result of our adoption of this standard, however, we are currently evaluating the possibility of changing our tax-withholding policy to allow for more withholding of employee shares for tax purposes. As a result of adopting this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity on the statement of cash flows on a prospective basis and $1.0 million was charged to our income tax provision in the first quarter of 2017, resulting in a $0.06 earnings per share impact. See Note 5, "Income Taxes," for further discussion.
NEW ACCOUNTING STANDARDS
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This ASU will be effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We plan to adopt this standard on January 1, 2018. The amendments in this update require retrospective presentation in the income statement. Changes to the capitalized portion of both service cost and the other components of net benefit cost within inventory will be applied prospectively. For the full year of 2016, net periodic pension and other postretirement employee benefit cost reported within operating income totaled $5.3 million, of which $1.8 million represented service cost.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Based on our preliminary assessment, we determined the adoption will increase both our assets and liabilities presented on our Consolidated Balance Sheets to reflect the ROU assets and corresponding lease liabilities, as well as increase our leasing disclosures. We are continuing our assessment, which may identify other impacts, and are addressing necessary policy and process changes in preparation for adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard was originally issued as effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. However, in July 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. In its approval, the FASB also permitted the early adoption of the standard, but not before the original effective date of fiscal years beginning after December 15, 2016. The standard may be applied under either a retrospective or cumulative effect adoption method. We plan on adopting the standard on the deferred effective date under the cumulative effect adoption method. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. Based on our assessments to-date, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements. We anticipate enhancing our disclosures upon the adoption of this standard. We are continuing our assessment, which may identify other impacts.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	March 31, 2017	December 31, 2016
Pulp, paperboard and tissue products	$140,123	$154,460
Materials and supplies	83,681	82,005
Logs, pulpwood, chips and sawdust	16,900	21,564
	$240,704	$258,029
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	March 31, 2017
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(29,038)	$33,363
Trade names and trademarks	7.4	6,786	(2,142)	4,644
Non-compete agreements	5.0	574	(527)	47
Other intangibles	6.0	572	(39)	533
		$70,333	$(31,746)	$38,587

	December 31, 2016
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(27,364)	$35,037
Trade names and trademarks	7.4	6,786	(1,972)	4,814
Non-compete agreements	5.0	574	(512)	62
Other intangibles	6.0	572	—	572
		$70,333	$(29,848)	$40,485

For the three months ended March 31, 2017 and 2016, intangible assets amortization expense was $1.9 million and $1.2 million, respectively.

NOTE 5 Income Taxes
Consistent with authoritative guidance, our estimated annual effective tax rate is used to allocate expected annual income tax expense to interim periods. The rate is the ratio of estimated annual income tax expense to estimated pre-tax ordinary income, and excludes "discrete items," which are significant, unusual or infrequent items reported separately net of their related tax effect. The estimated annual effective tax rate is applied to the current interim period's ordinary income to determine the income tax expense allocated to the interim period. The income tax effects of discrete items are then determined separately and recognized in the interim period in which the income or expense items arise.
Our estimated annual effective tax rate for 2017 is approximately 34%, compared with approximately 36% for 2016. The decrease in the rate is due to an increase in the benefit from tax credits in the current year.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard requires differences between book and tax measures of share-based payment accounting to be recognized as income tax expense or benefit discretely in the reporting period in which they occur. During the first quarter of 2017, we recognized approximately $1.0 million in tax expense under this standard.
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	March 31, 2017	December 31, 2016
Trade accounts payable	$133,466	$128,106
Accrued wages, salaries and employee benefits	32,223	49,871
Accrued discounts and allowances	9,112	10,291
Accrued taxes other than income taxes payable	7,366	6,946
Accrued utilities	6,362	6,712
Accrued interest	4,995	12,149
Other	9,053	9,624
	$202,577	$223,699
NOTE 7 Debt
REVOLVING CREDIT FACILITIES
As of March 31, 2017, there were $130.0 million in borrowings outstanding under the credit facilities and $6.8 million of the credit facilities was being used to support outstanding standby letters of credit. As of December 31, 2016, there were $135.0 million in borrowings outstanding under the credit facilities.
On October 31, 2016, we terminated and paid in full all outstanding amounts under our $125 million senior secured revolving credit facility and replaced that facility with two new senior secured revolving credit facilities. The new senior secured revolving credit facilities provide in the aggregate, on a combined basis, for the extension of up to $300 million in revolving loans under: (i) a $200 million credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the Commercial Credit Agreement); and (ii) a $100 million credit agreement with Northwest Farm Credit Services, PCA, as administrative agent, and the lenders party thereto (the Farm Credit Agreement). We refer to both of these credit agreements collectively as the Credit Agreements. The revolving credit facilities provided under the Credit Agreements mature on October 31, 2021.
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

We receive patronage refunds under the Farm Credit Agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage refunds are accrued as earned and recorded as offsets to interest expense.
The borrowings outstanding under the revolving credit facilities as of March 31, 2017, consisted of short-term base and LIBOR rate loans and are classified as current liabilities in our Consolidated Balance Sheet. As of March 31, 2017, we would have been permitted to draw an additional $163.2 million under the credit facilities.
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	March 31, 2017	December 31, 2016
Long-term lease obligations, net of current portion	$22,878	$23,152
Deferred compensation	8,182	7,219
Deferred proceeds	6,788	9,013
Other	2,474	2,392
	$40,322	$41,776
NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments
Balance at December 31, 2016	$(51,753)
Other comprehensive income, net of tax[1]	401
Balance at March 31, 2017	$(51,352)

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments
Balance at December 31, 2015	$(55,548)
Other comprehensive income, net of tax[1]	655
Balance at March 31, 2016	$(54,893)

[1]
For the three months ended March 31, 2017 and 2016, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss were $1.0 million and $1.5 million, respectively, of actuarial loss amortization, as well as $0.4 million and $0.4 million, respectively, of prior service credit amortization, all net of tax totaling $0.3 million and $0.4 million, respectively. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended March 31,
(In thousands)	2017	2016	2017	2016
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$560	$398	$68	$74
Interest cost	3,278	3,628	704	766
Expected return on plan assets	(4,694)	(4,883)	—	—
Amortization of prior service cost (credit)	2	5	(383)	(428)
Amortization of actuarial loss (gain)	2,525	2,884	(1,480)	(1,383)
Net periodic cost	$1,671	$2,032	$(1,091)	$(971)

During the three months ended March 31, 2017 and 2016, we made no contributions to our qualified pension plans. We do not expect, nor are we required, to make contributions in 2017.
During the three months ended March 31, 2017, we made contributions of $0.1 million to our company-sponsored non-qualified pension plan. We estimate contributions will total $0.4 million in 2017. We do not anticipate funding our OPEB plans in 2017 except to pay benefit costs as incurred during the year by plan participants.
During the three months ended March 31, 2017, $0.4 million of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.2 million were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations. During the three months ended March 31, 2016, $0.7 million of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.4 million were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations.
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended March 31,
	2017	2016
Basic average common shares outstanding[1]	16,484,069	17,531,703
Incremental shares due to:
Restricted stock units	37,494	48,033
Performance shares	72,124	23,396
Stock options	48,688	—
Diluted average common shares outstanding	16,642,375	17,603,132

Basic net earnings per common share	$0.46	$1.05
Diluted net earnings per common share	0.45	1.05

Anti-dilutive shares excluded from calculation	355,305	710,062

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Restricted stock units	$292	$293
Performance shares	596	616
Stock options	579	537
Total employee equity-based compensation expense	$1,467	$1,446

As provided in the Clearwater Paper Corporation 2008 Stock Incentive Plan, the performance measure used to determine the number of performance shares ultimately issuable for awards granted in 2016 and 2015, and for 40% of performance shares granted in 2017, is a comparison of the percentile ranking of our total stockholder return compared to the stockholder return of a selected peer group. In 2017, for 60% of the performance share awards granted, a return on invested capital performance measure is used to determine the number of performance shares ultimately issuable. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%. On December 31, 2016, the service and performance period for 45,953 outstanding shares granted in 2014 ended. Those performance shares were settled and distributed in the first quarter of 2017. The number of shares actually settled, as a percentage of the outstanding amount, was 89.0%. After adjusting for the related minimum tax withholdings, a net 27,878 shares were issued in the first quarter of 2017.
During the first three months of 2017, 2,000 RSUs were settled and distributed. After adjusting for minimum tax withholdings, a net 1,172 shares were issued. The minimum tax withholding payments made during the first quarter of 2017 in connection with the issued performance shares and RSUs totaled $0.8 million.
During the first quarter of 2017, we had 2,937 stock option awards expire with a weighted-average exercise price of $66.97. At March 31, 2017, we had 134,923 stock option awards that were exercisable with a weighted-average exercise price of $66.85.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the three months ended March 31, 2017 and the grant-date fair value of the awards:

	Three Months Ended
	March 31, 2017
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	64,655	$56.75
Performance shares	32,752	58.76
Stock options	153,285	18.82
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation benefit of $1.5 million and compensation expense of $0.7 million for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheet were $6.9 million and $2.8 million, respectively. At December 31, 2016, all liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $7.9 million and $3.2 million, respectively.

NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	March 31,		December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents, restricted cash and short-term investments (Level 1)	$15,995	$15,995	$23,001	$23,001
Borrowings under revolving credit facilities (Level 1)	130,000	130,000	135,000	135,000
Long-term debt (Level 2)	575,000	563,688	575,000	567,875
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
NOTE 14 Business Interruption and Insurance Recovery
On November 14, 2016, there was a fire at our Las Vegas, Nevada facility. There was minimal disruption to the converting operations at that facility. However, certain components of our paper machine were damaged, and we incurred approximately 17 days of paper machine downtime while repairs were being made. We were unable to produce through-air-dried parent rolls during this period at the Las Vegas facility. We were able to replace a portion of this lost production capacity by shipping parent rolls from our Shelby, North Carolina facility, in addition to making open market purchases. We maintain property and business interruption insurance and filed a claim with our insurance provider in the fourth quarter of 2016 to recover the cost of repairs to the equipment and estimated lost profits due to the disruption of the operations during the repair period. The total insurance claim for this event, net of policy deductible, was $3.3 million. In the fourth quarter of 2016, we recognized $1.5 million of insurance recovery associated with this claim in "Cost of sales" in our Consolidated Statement of Operations, which represented the insurance recovery for the cost of equipment repairs performed in the fourth quarter of 2016. Upon final resolution of this claim in the first quarter of 2017, we recognized an additional $1.4 million in "Cost of sales" in our Consolidated Statement of Operations, which represented insurance recovery for estimated lost profits due to the disruption of operations resulting from this event. An additional $0.4 million, related to deferred maintenance that cannot be performed when the paper machine is running, will be performed periodically throughout the remainder of the year during downtime, and will be included in "Cost of sales" in our Consolidated Statement of Operations as incurred.
On January 28, 2017, there was a fire at our Shelby, North Carolina facility warehouse. Although the building sustained minimal damage, the smoke and water damage to raw material and finished goods inventory was more significant. Operations were impacted during the clean-up and repair period. We filed a claim with our all peril and stock insurance providers to recover the cost of repairs to the equipment and estimated lost profits and inventory due to the disruption of the operations during the repair and cleanup period. Net of policy deductibles, the insurance claim for this event totaled $2.9 million, and was settled in its entirety in the first quarter of 2017. We recorded these proceeds in “Cost of sales” in our consolidated Statement of Operations for the three months ended March 31, 2017.

NOTE 15 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended March 31,
(In thousands)	2017	2016
Segment net sales:
Consumer Products	$242,423	$245,018
Pulp and Paperboard	195,102	192,186
Total segment net sales	$437,525	$437,204

Operating income (loss):
Consumer Products[1]	$6,189	$18,390
Pulp and Paperboard[2]	27,248	35,163
	33,437	53,553
Corporate[2]	(12,879)	(15,791)
Income from operations	$20,558	$37,762

Depreciation and amortization:
Consumer Products[1]	$18,242	$13,759
Pulp and Paperboard[2]	8,105	6,367
Corporate[2]	1,210	1,024
Total depreciation and amortization	$27,557	$21,150

[1]
Operating income for the Consumer Products segment for the three months ended March 31, 2017 includes $5.7 million of costs associated with the March 31, 2017 closure of the Oklahoma City facility. These costs include $3.7 million of accelerated depreciation.

[2]
Corporate expenses for the three months ended March 31, 2017 include $0.1 million of expenses associated with the acquisition of Manchester Industries. Operating results subsequent to the acquisition of Manchester Industries are included in the Pulp and Paperboard segment.

NOTE 16 Supplemental Guarantor Financial Information
All of our subsidiaries that are 100% directly or indirectly owned by Clearwater Paper, guarantee our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, on a full and unconditional, and joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2013 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantor subsidiaries, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2017

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$420,215	$76,549	$(59,239)	$437,525
Cost and expenses:
Cost of sales	(374,451)	(69,738)	57,159	(387,030)
Selling, general and administrative expenses	(23,547)	(6,390)	—	(29,937)
Total operating costs and expenses	(397,998)	(76,128)	57,159	(416,967)
Income from operations	22,217	421	(2,080)	20,558
Interest expense, net	(7,992)	(51)	—	(8,043)
Earnings before income taxes	14,225	370	(2,080)	12,515
Income tax (provision) benefit	(5,786)	45	741	(5,000)
Equity in income of subsidiary	415	—	(415)	—
Net earnings	$8,854	$415	$(1,754)	$7,515
Other comprehensive income, net of tax	401	—	—	401
Comprehensive income	$9,255	$415	$(1,754)	$7,916

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2016

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$419,046	$77,625	$(59,467)	$437,204
Cost and expenses:
Cost of sales	(356,714)	(71,400)	59,467	(368,647)
Selling, general and administrative expenses	(26,837)	(3,958)	—	(30,795)
Total operating costs and expenses	(383,551)	(75,358)	59,467	(399,442)
Income from operations	35,495	2,267	—	37,762
Interest expense, net	(7,643)	—	—	(7,643)
Earnings before income taxes	27,852	2,267	—	30,119
Income tax provision	(10,470)	(1,203)	—	(11,673)
Equity in income of subsidiary	1,064	—	(1,064)	—
Net earnings	$18,446	$1,064	$(1,064)	$18,446
Other comprehensive income, net of tax	655	—	—	655
Comprehensive income	$19,101	$1,064	$(1,064)	$19,101

Clearwater Paper Corporation
Consolidating Balance Sheet
At March 31, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$15,995	$—	$—	$15,995
Receivables, net	143,132	25,678	(26,839)	141,971
Taxes receivable	4,081	23	8	4,112
Inventories	196,773	46,011	(2,080)	240,704
Other current assets	10,015	761	—	10,776
Total current assets	369,996	72,473	(28,911)	413,558
Property, plant and equipment, net	832,969	126,542	—	959,511
Goodwill	244,283	—	—	244,283
Intangible assets, net	2,874	35,713	—	38,587
Intercompany (payable) receivable	(10,705)	8,617	2,088	—
Investment in subsidiary	145,504	—	(145,504)	—
Other assets, net	9,656	3,058	(3,720)	8,994
TOTAL ASSETS	$1,594,577	$246,403	$(176,047)	$1,664,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$130,000	$—	$—	$130,000
Accounts payable and accrued liabilities	181,160	48,240	(26,823)	202,577
Current liability for pensions and other postretirement employee benefits	7,821	—	—	7,821
Total current liabilities	318,981	48,240	(26,823)	340,398
Long-term debt	569,947	—	—	569,947
Liability for pensions and other postretirement employee benefits	80,577	—	—	80,577
Other long-term obligations	39,955	367	—	40,322
Accrued taxes	1,671	826	—	2,497
Deferred tax liabilities	109,855	51,466	(3,720)	157,601
TOTAL LIABILITIES	1,120,986	100,899	(30,543)	1,191,342
Stockholders’ equity excluding accumulated other comprehensive loss	524,943	145,504	(145,504)	524,943
Accumulated other comprehensive loss, net of tax	(51,352)	—	—	(51,352)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,594,577	$246,403	$(176,047)	$1,664,933

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,586	$3,415	$—	$23,001
Receivables, net	130,098	27,252	(10,276)	147,074
Taxes receivable	15,143	35	(5,469)	9,709
Inventories	208,472	51,432	(1,875)	258,029
Other current assets	8,161	521	—	8,682
Total current assets	381,460	82,655	(17,620)	446,495
Property, plant and equipment, net	802,064	143,264	—	945,328
Goodwill	244,283	—	—	244,283
Intangible assets, net	3,135	37,350	—	40,485
Intercompany receivable (payable)	30,034	(31,909)	1,875	—
Investment in subsidiary	145,089	—	(145,089)	—
Other assets, net	8,433	2,853	(3,535)	7,751
TOTAL ASSETS	$1,614,498	$234,213	$(164,369)	$1,684,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$135,000	$—	$—	$135,000
Accounts payable and accrued liabilities	202,187	37,257	(15,745)	223,699
Current liability for pensions and other postretirement employee benefits	7,821	—	—	7,821
Total current liabilities	345,008	37,257	(15,745)	366,520
Long-term debt	569,755	—	—	569,755
Liability for pensions and other postretirement employee benefits	81,812	—	—	81,812
Other long-term obligations	41,424	352	—	41,776
Accrued taxes	1,614	820	—	2,434
Deferred tax liabilities	105,012	50,695	(3,535)	152,172
TOTAL LIABILITIES	1,144,625	89,124	(19,280)	1,214,469
Stockholders’ equity excluding accumulated other comprehensive loss	521,626	145,089	(145,089)	521,626
Accumulated other comprehensive loss, net of tax	(51,753)	—	—	(51,753)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,614,498	$234,213	$(164,369)	$1,684,342

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8,854	$415	$(1,754)	$7,515
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	18,023	9,534	—	27,557
Equity-based compensation expense	17	—	—	17
Deferred tax provision	3,808	567	—	4,375
Employee benefit plans	(788)	—	—	(788)
Deferred issuance costs on debt	222	—	—	222
Disposal of plant and equipment, net	6	364	—	370
Non-cash adjustments to unrecognized taxes	57	6	—	63
Changes in working capital, net	(25,829)	19,050	5,690	(1,089)
Changes in taxes receivable, net	11,062	12	(5,477)	5,597
Other, net	1,500	199	—	1,699
Net cash flows from operating activities	16,932	30,147	(1,541)	45,538
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(40,384)	(1,863)	—	(42,247)
Proceeds from sale of assets	1	367	—	368
Net cash flows from investing activities	(40,383)	(1,496)	—	(41,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,875)	—	—	(4,875)
Borrowings on revolving credit facilities	91,000	—	—	91,000
Repayments of borrowings on revolving credit facilities	(96,000)	—	—	(96,000)
Investment from (to) parent	30,525	(32,066)	1,541	—
Payment of tax withholdings on equity-based payment arrangements	(790)	—	—	(790)
Net cash flows from financing activities	19,860	(32,066)	1,541	(10,665)
Decrease in cash and cash equivalents	(3,591)	(3,415)	—	(7,006)
Cash and cash equivalents at beginning of period	19,586	3,415	—	23,001
Cash and cash equivalents at end of period	$15,995	$—	$—	$15,995

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$18,446	$1,064	$(1,064)	$18,446
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	16,061	5,089	—	21,150
Equity-based compensation expense	2,172	—	—	2,172
Deferred tax provision	3,329	2,174	(1,138)	4,365
Employee benefit plans	(1,389)	—	—	(1,389)
Deferred issuance costs on debt	213	—	—	213
Non-cash adjustments to unrecognized taxes	(156)	5	—	(151)
Changes in working capital, net	(11,062)	1,514	—	(9,548)
Changes in taxes receivable, net	15,575	(1,403)	—	14,172
Other, net	(338)	(70)	—	(408)
Net cash flows from operating activities	42,851	8,373	(2,202)	49,022
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments, net	250	—	—	250
Additions to plant and equipment	(27,475)	(3,480)	—	(30,955)
Net cash flows from investing activities	(27,225)	(3,480)	—	(30,705)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(27,661)	—	—	(27,661)
Borrowings on revolving credit facilities	123,287	—	—	123,287
Repayments of borrowings on revolving credit facilities	(117,282)	—	—	(117,282)
Investment from (to) parent	2,691	(4,893)	2,202	—
Payment of tax withholdings on equity-based payment arrangements	(43)	—	—	(43)
Net cash flows from financing activities	(19,008)	(4,893)	2,202	(21,699)
Decrease in cash and cash equivalents	(3,382)	—	—	(3,382)
Cash and cash equivalents at beginning of period	5,610	—	—	5,610
Cash and cash equivalents at end of period	$2,228	$—	$—	$2,228

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the costs, timing and benefits of optimization and strategic capital projects, benefits of the Manchester Industries acquisition, costs and timing associated with the new Shelby, North Carolina facility, operating costs, benefits of the Oklahoma City closure, raw materials and input usage and costs, timing and costs related to major maintenance and repairs, energy costs and usage, cash flows, tax rates, liquidity, and market risks. Words such as anticipate, expect, intend, plan, target, project, believe, schedule, estimate, may, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2016 Form 10-K, as well as the following:

•	our ability to execute on our growth and expansion strategies;

•	unanticipated construction delays involving our planned new tissue manufacturing operations in Shelby, North Carolina;

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

•
customer acceptance and timing and quantity of purchases of our tissue products, including the existence of sufficient demand for and the quality of tissue produced at our recently announced Shelby, North Carolina facility expansion when it becomes operational;

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
Strategic Capital Projects
As part of our focus on strategic capital spending on projects that we expect to provide a positive return on investments, we announced on September 8, 2015, the construction of a continuous pulp digester at our Lewiston, Idaho, pulp and paperboard facility. We estimate that the total cost for this pulp optimization project will be approximately $148-$158 million, excluding estimated capitalized interest. As of March 31, 2017, we have incurred a total of $102.6 million in total project costs, of which $11.8 million was incurred in the first quarter of 2017. We have also capitalized $3.5 million of interest related to the project, of which $0.8 million was incurred in the first quarter of 2017. Construction on this project began in 2015 and is expected to be completed in the fourth quarter of 2017. We anticipate that this project will significantly reduce air emissions, result in operational improvements through increased pulp quality and production, and lower our costs through the more efficient utilization of wood chips.
On February 8, 2017, we announced plans to build a new tissue machine and related converting equipment at a site adjacent to our existing facility in Shelby, North Carolina. The new tissue machine will produce a variety of high-quality private label premium and ultra-premium bath, paper towel and napkin products. At full production capacity, the new tissue machine is expected to produce approximately 70,000 tons of tissue products annually. The estimated cost for the project includes approximately $283 million for the tissue machine, converting equipment and buildings, and approximately $57 million for the purchase and expansion of an existing warehouse that will consolidate all southeastern warehousing in Shelby. We project that the construction of the new facility will be completed in early 2019 and will be fully operational in 2020. During the three months ended March 31, 2017, we spent $11.7 million on pre-construction related activities.
Capital Allocation
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,440,696 shares of our outstanding common stock as of March 31, 2017, pursuant to this repurchase program, of which 84,750 shares were repurchased during the first quarter of 2017 at an average price of $57.53 per share. As of March 31, 2017, we had up to $29.8 million of authorization remaining pursuant to this stock repurchase program.

Facility Closure
On November 29, 2016, we announced the permanent closure of our Oklahoma City converting facility. This facility was closed on March 31, 2017. Due to productivity gains from cost and optimization programs across the company, the production from this facility is expected to be more efficiently supplied by our other facilities. As of March 31, 2017, we have incurred $7.4 million of costs associated with this closure, which includes $5.0 million in accelerated depreciation on certain fixed assets. During the first quarter of 2017, we incurred $5.7 million of these costs, which includes $3.7 million in accelerated depreciation.
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

Cost of sales
	Three Months Ended March 31,
(Dollars in thousands)	2017		2016
	Cost	Percentage of Sales	Cost	Percentage of Sales	Cost Variance
Wages and benefits	$73,417	16.8%	$73,058	16.7%	$359
Transportation[1]	46,853	10.7	44,613	10.2	2,240
Purchased pulp	46,092	10.5	48,130	11.0	(2,038)
Chemicals	40,721	9.3	42,243	9.7	(1,522)
Chips, sawdust and logs	35,232	8.1	37,065	8.5	(1,833)
Depreciation	24,390	5.6	18,766	4.3	5,624
Energy	23,489	5.4	22,396	5.1	1,093
Packaging supplies	22,478	5.1	21,169	4.8	1,309
Maintenance and repairs[2]	18,875	4.3	18,305	4.2	570
	331,547	75.8	325,745	74.5	5,802
Other operating costs	55,483	12.7	42,902	9.8	12,581
	$387,030	88.5%	$368,647	84.3%	$18,383

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.

Wages and benefits. Costs related to our employees primarily consist of wages and related benefit costs and payroll taxes. For the three months ended March 31, 2017, wage and benefit costs were $73.4 million, compared to $73.1 million for the three months ended March 31, 2016. The slight increase was due primarily to contractual and other increases that normally occur on an annual basis, as well as the inclusion of Manchester Industries, partially offset by decreased labor costs resulting from the implementation of our warehouse automation project at several facilities and the December 2016 closure of two paper machines at our Neenah, Wisconsin facility.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. For the three months ended March 31, 2017, transportation costs increased compared to the three months ended March 31, 2016 due to increased internal shipments, in addition to increased overall shipments driven by the inclusion of the operations of Manchester Industries in the first quarter of 2017. Unplanned outages at our Las Vegas, Nevada facility in the fourth quarter of 2016 and at our Shelby, North Carolina facility in the first quarter of 2017 contributed to the increased internal shipments due to the positioning of inventory.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three months ended March 31, 2017, purchased pulp costs decreased compared to the three months ended March 31, 2016 due primarily to reduced tissue shipments, partially offset by increased purchases of pulp at our Arkansas pulp and paperboard facility.

Chemicals. We consume a substantial amount of chemicals in the production of pulp and paperboard, as well as in the production of through-air-dried, or TAD, tissue. The chemicals we generally use include polyethylene, caustic, starch, sodium chlorate, latex and paper processing chemicals. A portion of the chemicals used in our manufacturing processes, particularly in the paperboard extrusion process, are petroleum based and are impacted by petroleum prices.
Our chemical costs during the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016 primarily due to reduced shipments of extruded paperboard at our Idaho and Arkansas pulp and paperboard facilities.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Overall costs for the three months ended March 31, 2017 decreased when compared to the three months ended March 31, 2016 primarily due to lower wood pricing in the Arkansas region.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three months ended March 31, 2017, increased compared to the three months ended March 31, 2016 due to accelerating depreciation on certain Oklahoma City assets in association with the March 2017 facility closure and increased depreciation related to capital spending during recent periods, as well as the inclusion of Manchester Industries.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period due primarily to volatility in weather and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a co-generation facility that produces steam and electricity at our Lewiston, Idaho manufacturing site helps to lower our energy costs. Energy costs for the three months ended March 31, 2017, increased compared to the three months ended March 31, 2016 primarily due to increased pricing for natural gas.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of March 31, 2017, these contracts covered approximately 20% of our expected average monthly natural gas requirements for the remainder of 2017.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For the three months ended March 31, 2017, packaging costs increased compared to the three months ended March 31, 2016 due to a mix shift to more retail facial cases.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the three months ended March 31, 2017, maintenance and repair spending increased compared to the period ending March 31, 2016 due primarily to normal fluctuations and timing associated with ongoing routine maintenance spending at our facilities, as well as the inclusion of Manchester Industries. There were no planned major maintenance outages in the first quarters of 2017 or 2016. We expect our 2017 planned major maintenance costs to be approximately $9 million at our Arkansas facility during the second quarter of 2017, and approximately $18 million at our Idaho facility during the third quarter of 2017 to coincide with the shutdown and the startup of our new continuous pulp digester. The planned major maintenance is expected to result in three days of paper machine downtime at our Arkansas facility and four days of paper machine downtime at our Idaho facility.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities, and comply with environmental laws. During the three months ended March 31, 2017, we spent $41.0 million on capital expenditures, excluding capitalized interest of $0.8 million. These capital spending amounts include $30.7 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. During the three months ended March 31, 2016, excluding capitalized interest, we spent $25.3 million on capital expenditures, which included $17.9 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment.

Other. Other costs not included in the above table primarily consist of miscellaneous operating costs. Although period cut-offs can impact cost of sales amounts, we would expect this impact to be relatively steady as a percentage of costs on a period-over-period basis. Other costs increased in the three month period ended March 31, 2017, compared to the three month period ended March 31, 2016, due to the inclusion of costs for Manchester Industries and increases in certain costs, most notably higher inventory costs recognized in the first quarter of 2017 resulting from planned production curtailments at the end of the fourth quarter of 2016. These increases were partially offset by $4.3 million of insurance recoveries relative to claim settlements at our Las Vegas and Shelby facilities, as discussed in Note 14, “Business Interruption and Insurance Recovery,” to the consolidated financial statements included in this Report.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products. Our selling, general and administrative expenses for the first quarters of 2017 and 2016 were $29.9 million and $30.8 million, respectively. The lower expense was primarily a result of  $1.5 million of mark-to-market benefit during the first quarter of 2017, compared to mark-to-market expense of $0.7 million for the first quarter of 2016, related to our directors' common stock units, which will ultimately be settled in cash. This decrease was partially offset by higher amortization expense attributable to intangible assets associated with our acquisition of Manchester Industries.
Interest expense
Interest expense for the three months ended March 31, 2017 and 2016 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. Interest expense also includes interest on the amount drawn under our revolving credit facilities and amortization of deferred issuance costs associated with all of our notes and revolving credit facilities. Interest expense for the first quarter of 2017 increased $0.4 million compared to the same period in 2016 primarily due to higher interest associated with additional borrowings on our revolving credit facilities, partially offset by higher capitalized interest associated with our continuous pulp digester project.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended March 31,
(Dollars in thousands)	2017		2016
Net sales	$437,525	100.0%	$437,204	100.0%
Costs and expenses:
Cost of sales	(387,030)	88.5	(368,647)	84.3
Selling, general and administrative expenses	(29,937)	6.8	(30,795)	7.0
Total operating costs and expenses	(416,967)	95.3	(399,442)	91.4
Income from operations	20,558	4.7	37,762	8.6
Interest expense, net	(8,043)	1.8	(7,643)	1.7
Earnings before income taxes	12,515	2.9	30,119	6.9
Income tax provision	(5,000)	1.1	(11,673)	2.7
Net earnings	$7,515	1.7%	$18,446	4.2%
Net sales—First quarter 2017 net sales increased by $0.3 million compared to the first quarter of 2016. This slight increase was primarily the result of higher overall paperboard sales, which included sales from Manchester Industries, and an increase in retail tissue sales. These benefits were offset by lower non-retail tissue shipments resulting from the shutdown of two paper machines at our Neenah, Wisconsin facility, and lower paperboard pricing due to an unfavorable change in the sales mix. These items are further discussed below under “Discussion of Business Segments.”

Cost of sales—Cost of sales was 88.5% of net sales for the first quarter of 2017 and 84.3% of net sales for the same period in 2016. Our overall cost of sales were $18.4 million higher than the first quarter of 2016, primarily due to higher input costs for natural gas, transportation and maintenance, and costs related to the closure of our Oklahoma City converting facility. These higher costs were partially offset by lower wage and benefit costs due to the implementation of our warehouse automation project at several facilities and the two paper machine shutdowns at our Neenah facility.  Unplanned outages at our Las Vegas, Nevada facility in the fourth quarter of 2016 and at our Shelby, North Carolina facility in the first quarter of 2017 contributed to the higher transportation costs in the first quarter of 2017 due to the positioning of inventory.  In addition, planned production curtailments at the end of the fourth quarter of 2016 drove higher inventory costs that were recognized in the first quarter of 2017.
Selling, general and administrative expenses—Selling, general and administrative expenses for the first quarter of 2017 decreased $0.9 million compared to the first quarter of 2016. The lower expense was primarily a result of $1.5 million of mark-to-market benefit during the first quarter of 2017, compared to a $0.7 million mark-to-market expense during the first quarter of 2016, related to our directors' common stock units, which will ultimately be settled in cash. This decrease was partially offset by higher amortization expense attributable to intangible assets associated with the acquisition of Manchester Industries.
Interest expense—Interest expense for the first quarter of 2017 increased by $0.4 million due to higher interest expense associated with borrowings under our revolving credit facilities, partially offset by capitalized interest of $0.8 million for the first quarter of 2017, compared to capitalized interest of $0.4 million for the first quarter of 2016.
Income tax provision—We recorded an income tax expense of $5.0 million for the three months ended March 31, 2017, compared to $11.7 million in the same three month period of 2016. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended March 31, 2017 was approximately 40% compared to a rate of approximately 39% for the same period of 2016. The increase in the rate was primarily the result of adopting the new accounting guidance related to share-based payment accounting in the first quarter of 2017, which requires differences between book and tax measures of stock based compensation to be recognized as income tax expense or benefit discretely in the reporting period in which they occur.
During the first quarters of 2017 and 2016, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rate for the three months ended March 31, 2017 would have been approximately 38% compared to an adjusted tax rate of approximately 39% for the three months ended March 31, 2016. The following table details these items:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Income tax provision	$(5,000)	$(11,673)
Special items, tax impact:
Directors' equity-based compensation benefit (expense)	493	(261)
Manchester Industries acquisition related expenses	(39)	—
Costs associated with Oklahoma City facility closure	(1,951)	—
Costs associated with Long Island facility closure	(158)	(155)
Adjusted income tax provision	$(6,655)	$(12,089)

Discussion of Business Segments
Consumer Products

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$242,423	$245,018
Operating income	6,189	18,390
Percent of net sales	2.6%	7.5%

Shipments (short tons)
Non-retail	16,678	24,358
Retail	78,686	75,027
Total tissue tons	95,364	99,385
Converted products cases (in thousands)	13,123	12,990

Sales price (per short ton)
Non-retail	$1,439	$1,477
Retail	2,772	2,784
Total tissue	$2,539	$2,464
Our Consumer Products segment's net sales for the first quarter of 2017 decreased $2.6 million compared to the first quarter of 2016 driven primarily by a 4.0% reduction in sales volume, partially offset by a favorable mix shift. The sales volume decline was due to lower non-retail sales resulting from the shutdown of two higher cost paper machines at our Neenah, Wisconsin facility, while the favorable mix shift was due to a richer product mix that included a 4.9% increase in retail tons sold.
Segment operating income for the first quarter of 2017 decreased by $12.2 million, compared to the first quarter of 2016, due to higher costs for transportation, natural gas and maintenance, and costs related to the closure of our Oklahoma City converting facility, partially offset by lower negotiated pulp prices and lower wage and benefit costs resulting from the implementation of our warehouse automation project at several facilities and the two paper machine shutdowns at our Neenah facility. Unplanned outages at our Las Vegas facility in the fourth quarter of 2016 and at our Shelby facility in the first quarter of 2017 contributed to the higher transportation costs due to the positioning of inventory, and planned production curtailments at the end of the fourth quarter of 2016 also drove higher overall inventory costs that were recognized by the segment in the first quarter of 2017.
Pulp and Paperboard

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$195,102	$192,186
Operating income	27,248	35,163
Percent of net sales	14.0%	18.3%

Paperboard shipments (short tons)	210,382	201,340
Paperboard sales price (per short ton)	$927	$952
Net sales for the Pulp and Paperboard segment increased by $2.9 million during the first quarter of 2017, compared to the first quarter of 2016. The increase was due primarily to increased paperboard shipments, which included sales from Manchester Industries, partially offset by lower paperboard pricing due to an unfavorable change in the sales mix.
Operating income for the segment decreased $7.9 million during the first quarter of 2017, compared to the first quarter of 2016, primarily due to the decreased paperboard pricing, increased costs for energy and supplies, and higher depreciation expense. These unfavorable variances were partially offset by reduced polyethylene costs and lower wood fiber pricing in the Arkansas region.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net earnings	$7,515	$18,446
Interest expense, net	8,043	7,643
Income tax provision	5,000	11,673
Depreciation and amortization expense[1]	27,557	21,150
EBITDA	$48,115	$58,912
Directors' equity-based compensation (benefit) expense	(1,450)	726
Manchester Industries acquisition related expenses	115	—
Costs associated with Oklahoma City facility closure	2,074	—
Costs associated with Long Island facility closure	466	432
Adjusted EBITDA	$49,320	$60,070

[1]	Depreciation and amortization for 2017 includes $3.7 million of accelerated depreciation associated with the closure of our Oklahoma City facility.
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the three months ended March 31, 2017 and 2016:

(In thousands)	2017	2016
Net cash flows from operating activities	$45,538	$49,022
Net cash flows from investing activities	(41,879)	(30,705)
Net cash flows from financing activities	(10,665)	(21,699)
Cash Flows Summary
Net cash flows provided by operating activities for the three months ended March 31, 2017 decreased by $3.5 million compared to the same period in 2016. The decrease in operating cash flows was driven by a decrease in earnings, after adjusting for noncash related items, of $5.5 million compared to the first quarter of 2016, as well as an $8.6 million decrease in cash inflows from taxes receivable. These decreases in cash from operating activities were partially offset by $1.1 million of cash used for working capital in the first three months of 2017, compared to $9.5 million of cash flows used for working capital in the 2016 comparable period.
Net cash flows used for investing activities increased by $11.2 million primarily due to additions to plant and equipment. Capital spending for plant and equipment increased by $11.3 million compared to the same period in 2016 due to our continued focus on strategic capital projects, including our continuous pulp digester project at our Lewiston, Idaho facility and pre-construction related activities for the new tissue machine at our Shelby, North Carolina facility.

Net cash flows used for financing activities were $10.7 million for the first three months of 2017, and were largely driven by net repayments of $5.0 million on our revolving credit facilities and $4.9 million in repurchases of our outstanding common stock pursuant to our most recent $100 million stock repurchase program. Borrowings and repayments on our credit facilities are presented gross on our Consolidated Statements of Cash Flows. Net cash flows used for financing activities were $21.7 million for the first three months of 2016, due largely to $27.7 million in repurchases of our outstanding common stock pursuant to our stock repurchase program, partially offset by net borrowings of $6.0 million on our revolving credit facilities.
Capital Resources
Due to the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, our cash on hand, and our borrowing capacity under our senior secured revolving credit facilities will be adequate to fund our debt service requirements and provide cash required to support our ongoing operations, capital expenditures, stock repurchase program and working capital needs for the next twelve months.
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Debt Arrangements
Our annual debt service obligation, consisting of cash payments for interest on the 2013 Notes and the 2014 Notes, is estimated to be $28.5 million for 2017. The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money, pay dividends, redeem or repurchase capital stock, make investments, sell assets, create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries, enter into transactions with affiliates, enter into sale and lease back transactions, create liens, and consolidate, merge or sell all or substantially all of our assets. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer, or lease substantially all of our or their assets to another person.
Credit Arrangements
We have disclosed our Credit Arrangements in Note 7, "Debt" to the consolidated financial statements included in this Report.
CONTRACTUAL OBLIGATIONS
As of March 31, 2017, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
As of March 31, 2017, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facilities. As of March 31, 2017, there were $130.0 million in borrowings outstanding under our revolving credit facilities. The interest rates applied to borrowings under the credit facilities are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facilities' borrowings of $130.0 million, would have an approximate $1.3 million annual effect on interest expense. During the first quarter of 2017, we reduced our short-term interest rate risk through the use of a short-term LIBOR Rate option for our outstanding credit facilities' borrowings balance of $130.0 million. We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of March 31, 2017, these contracts covered approximately 20% of our expected average monthly natural gas requirements for the remainder of 2017.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2017. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
Changes in Internal Controls
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2017, our management completed its analysis and evaluation of the controls and procedures relating to the Manchester Industries business, which we acquired on December 16, 2016. Our management determined that no material additions or changes to our internal control over financial reporting were necessary as a result of the acquisition.

Part II

ITEM 1.
Legal Proceedings
We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A.
Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, entitled “Risk Factors.”

ITEM 2.
Unregistered Sales of Equity Securities and Uses of Proceeds
Issuer Purchases of Equity Securities
Refer to the "Stockholders' Equity" section of Note 1, "Nature of Operations and Basis of Presentation," to the consolidated financial statements included in this Report for discussion of issuer purchases of equity securities.
The following table provides information about share repurchases that we made during the three months ended March 31, 2017 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2017 to January 31, 2017	—	$—	—	$34,673
February 1, 2017 to February 28, 2017	84,750	$57.53	84,750	$29,794
March 1, 2017 to March 31, 2017	—	$—	—	$29,794
Total	84,750	$57.53	84,750

ITEM 6.
Exhibits
The exhibit index is located on page 33 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: May 4, 2017	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: May 4, 2017	By	/s/ ROBERT N. DAMMARELL
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