Form 10-Q
period 2017-06-30
Clearwater Paper Corp
filed 2017-08-04
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of August 1, 2017 was 16,433,415.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$429,663	$436,671	$867,188	$873,875
Costs and expenses:
Cost of sales	(380,733)	(361,851)	(767,763)	(730,498)
Selling, general and administrative expenses	(29,265)	(34,655)	(59,202)	(65,450)
Total operating costs and expenses	(409,998)	(396,506)	(826,965)	(795,948)
Income from operations	19,665	40,165	40,223	77,927
Interest expense, net	(7,673)	(7,396)	(15,716)	(15,039)
Earnings before income taxes	11,992	32,769	24,507	62,888
Income tax provision	(3,955)	(11,905)	(8,955)	(23,578)
Net earnings	$8,037	$20,864	$15,552	$39,310
Net earnings per common share:
Basic	$0.49	$1.22	$0.94	$2.27
Diluted	0.48	1.21	0.94	2.26
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$8,037	$20,864	$15,552	$39,310
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $234, $276, $648 and $865	357	427	988	1,339
Amortization of prior service credit included in net periodic cost, net of tax of $(151), $(166), $(302) and $(332)	(231)	(256)	(461)	(513)
Other comprehensive income, net of tax	126	171	527	826
Comprehensive income	$8,163	$21,035	$16,079	$40,136
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,519	$23,001
Receivables, net	130,805	147,074
Taxes receivable	5,479	9,709
Inventories	243,313	258,029
Other current assets	7,866	8,682
Total current assets	395,982	446,495
Property, plant and equipment, net	991,061	945,328
Goodwill	244,283	244,283
Intangible assets, net	36,513	40,485
Other assets, net	10,750	7,751
TOTAL ASSETS	$1,678,589	$1,684,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$108,000	$135,000
Accounts payable and accrued liabilities	224,177	223,699
Current liability for pensions and other postretirement employee benefits	7,821	7,821
Total current liabilities	339,998	366,520
Long-term debt	570,139	569,755
Liability for pensions and other postretirement employee benefits	79,442	81,812
Other long-term obligations	40,776	41,776
Accrued taxes	2,567	2,434
Deferred tax liabilities	162,081	152,172
TOTAL LIABILITIES	1,195,003	1,214,469
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-24,254,420 and 24,223,191 shares issued	2	2
Additional paid-in capital	349,589	347,080
Retained earnings	585,413	569,861
Treasury stock, at cost, common shares-7,821,005 and 7,736,255 shares repurchased	(400,192)	(395,317)
Accumulated other comprehensive loss, net of tax	(51,226)	(51,753)
TOTAL STOCKHOLDERS' EQUITY	483,586	469,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,678,589	$1,684,342
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$15,552	$39,310
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	53,612	43,174
Equity-based compensation expense	403	7,716
Deferred tax provision	7,891	8,674
Employee benefit plans	(2,183)	(2,561)
Other, net	1,267	259
Changes in working capital, net	23,742	(13,394)
Changes in taxes receivable, net	4,229	14,107
Other, net	(914)	(870)
Net cash flows from operating activities	103,599	96,415
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(85,709)	(57,394)
Other, net	417	250
Net cash flows from investing activities	(85,292)	(57,144)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,875)	(35,168)
Borrowings on revolving credit facilities	117,000	477,169
Repayments of borrowings on revolving credit facilities	(144,000)	(477,169)
Other, net	(914)	(318)
Net cash flows from financing activities	(32,789)	(35,486)
(Decrease) increase in cash and cash equivalents	(14,482)	3,785
Cash and cash equivalents at beginning of period	23,001	5,610
Cash and cash equivalents at end of period	$8,519	$9,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$14,310	$13,368
Cash paid for income taxes	2,329	10,885
Cash received from income tax refunds	5,650	10,506
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accrued property, plant and equipment	$3,845	$(2,841)
Non-cash additions to property, plant and equipment	4,525	—
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
On December 16, 2016, we acquired Manchester Industries, an independently-owned paperboard sales, sheeting and distribution supplier to the packaging and commercial print industries, for total consideration of $71.7 million. The addition of Manchester Industries' customers to our paperboard business extends our reach and service platform to small and mid-sized folding carton plants, by offering a range of converting services that include custom sheeting, slitting, and cutting. These converting operations include five strategically located facilities in Virginia, Pennsylvania, Indiana, Texas, and Michigan. Goodwill was recorded in the acquisition of Manchester Industries based on the preliminary purchase price allocation. We are continuing to collect information to determine the fair values included in the purchase price in association with the final tax basis of acquired intangibles and fixed assets used in the determination of deferred tax liabilities at the acquisition date, which could affect our goodwill allocation for this transaction.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, the related Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or SEC, on February 22, 2017.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant areas that may require the use of estimates and measurement of uncertainty include determination of net realizable value for deferred tax assets, uncertain tax positions, assessment of impairment of long-lived assets, goodwill and intangibles, assessment of environmental matters, equity-based compensation and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.
CASH AND CASH EQUIVALENTS
We consider all highly liquid instruments with maturities of three months or less to be cash equivalents.
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of June 30, 2017 and December 31, 2016, we had allowances for doubtful accounts of $1.3 million and $1.5 million, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,626.0 million and $1,582.0 million at June 30, 2017 and December 31, 2016, respectively.
For the six months ended June 30, 2017, we capitalized $1.8 million of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard facility and $0.2 million associated with the construction of a paper machine at our Shelby, North Carolina consumer products facility. For the six months ended June 30, 2016, we capitalized $0.9 million of interest expense associated with the continuous pulp digester project. During the three months ended June 30, 2017, we received land with a fair market value of $4.2 million from the City of Shelby, North Carolina and Cleveland County. We must fulfill certain obligations within five years or repay the value of the land or return the title to the land. This balance is included in "Property, plant, and equipment, net," with a corresponding amount in "Other long-term obligations" on our Consolidated Balance Sheet as of June 30, 2017.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets.
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,440,696 shares of our outstanding common stock as of June 30, 2017, pursuant to this repurchase program, of which 84,750 shares were repurchased during the first quarter of 2017 at an average price of $57.53 per share. We did not repurchase shares during the second quarter. As of June 30, 2017, we had up to $29.8 million of authorization remaining pursuant to this stock repurchase program.
DERIVATIVES
We had no activity during the three and six months ended June 30, 2017 and 2016 that required hedge or derivative accounting treatment. However, to help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of June 30, 2017, these contracts covered approximately 30% of our expected average monthly natural gas requirements for the remainder of 2017, and a lesser amount for 2018. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

NOTE 2 Recently Adopted and New Accounting Standards
RECENTLY ADOPTED
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU eliminates step two of the impairment test, the performance of a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. We adopted this standard on January 1, 2017 and will apply this standard during our annual impairment test as of November 1, 2017, if applicable. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718),(ASU 2016-09), which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. Specifically, the update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. The update also allows excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows. In addition, when accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur. Lastly, the update requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows, consistent with our historical practice. We adopted ASU 2016-09 in the first quarter of 2017. We have not changed our method of estimating forfeitures as a result of our adoption of this standard, however, we are currently evaluating the possibility of changing our tax-withholding policy to allow for more withholding of employee shares for tax purposes. As a result of adopting this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity on the statement of cash flows on a prospective basis and $1.0 million was charged to our income tax provision in the first half of 2017, resulting in a $0.06 earnings per share impact.
NEW ACCOUNTING STANDARDS
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU will be effective prospectively for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We plan to adopt this standard on January 1, 2018. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard was originally issued as effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. However, in July 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. In its approval, the FASB also permitted the early adoption of the standard, but not before the original effective date of fiscal years beginning after December 15, 2016. The standard may be applied under either a retrospective or cumulative effect adoption method. We plan on adopting the standard on the deferred effective date under the cumulative effect adoption method. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. Based on our assessments to-date, which have included review of our core revenue streams and contracts with key customers under the new standard, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements. We anticipate enhancing our disclosures upon the adoption of this standard as well as certain of our internal controls and processes. We are continuing our assessment, which may identify other impacts.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	June 30, 2017	December 31, 2016
Pulp, paperboard and tissue products	$147,246	$154,460
Materials and supplies	84,737	82,005
Logs, pulpwood, chips and sawdust	11,330	21,564
	$243,313	$258,029
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	June 30, 2017
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(30,713)	$31,688
Trade names and trademarks	7.4	6,786	(2,486)	4,300
Non-compete agreements	5.0	574	(543)	31
Other intangibles	6.0	572	(78)	494
		$70,333	$(33,820)	$36,513

	December 31, 2016
(Dollars in thousands, lives in years)	Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(27,364)	$35,037
Trade names and trademarks	7.4	6,786	(1,972)	4,814
Non-compete agreements	5.0	574	(512)	62
Other intangibles	6.0	572	—	572
		$70,333	$(29,848)	$40,485

For the three months ended June 30, 2017 and 2016, intangible assets amortization expense was $2.1 million and $1.2 million, respectively. For the six months ended June 30, 2017 and 2016, intangible assets amortization expense was $4.0 million and $2.5 million, respectively. The increase in the 2017 periods was due to the additional amortization expense attributable to intangible assets associated with the acquisition of Manchester Industries in December 2016.

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
Our estimated annual effective tax rate for the second quarter of 2017 is approximately 33%, compared with approximately 37% for the same period in 2016. The decrease in the rate is due to an increase in the benefit from tax credits in the current year.
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	June 30, 2017	December 31, 2016
Trade accounts payable	$139,833	$128,106
Accrued wages, salaries and employee benefits	39,442	49,871
Accrued interest	12,297	12,149
Accrued discounts and allowances	10,714	10,291
Accrued taxes other than income taxes payable	7,287	6,946
Accrued utilities	6,474	6,712
Other	8,130	9,624
	$224,177	$223,699
NOTE 7 Debt
REVOLVING CREDIT FACILITIES
As of June 30, 2017, there were $108.0 million in borrowings outstanding under the credit facilities and $6.8 million of the credit facilities was being used to support outstanding standby letters of credit. As of December 31, 2016, there were $135.0 million in borrowings outstanding under the credit facilities.
Our two senior secured revolving credit facilities provide in the aggregate, on a combined basis, for the extension of up to $300 million in revolving loans under: (i) a $200 million credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the Commercial Credit Agreement); and (ii) a $100 million credit agreement with Northwest Farm Credit Services, PCA, as administrative agent, and the lenders party thereto (the Farm Credit Agreement). We refer to both of these credit agreements collectively as the Credit Agreements. The revolving credit facilities provided under the Credit Agreements mature on October 31, 2021.
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
The borrowings outstanding under the revolving credit facilities as of June 30, 2017, consisted of short-term base and LIBOR rate loans and are classified as current liabilities in our Consolidated Balance Sheet. As of June 30, 2017, we would have been permitted to draw an additional $185.2 million under the credit facilities.

NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	June 30, 2017	December 31, 2016
Long-term lease obligations, net of current portion	$22,885	$23,152
Deferred proceeds	6,357	9,013
Deferred compensation	4,781	7,219
Other	6,753	2,392
	$40,776	$41,776
NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments
Balance at December 31, 2016	$(51,753)
Other comprehensive income, net of tax[1]	527
Balance at June 30, 2017	$(51,226)

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments
Balance at December 31, 2015	$(55,548)
Other comprehensive income, net of tax[1]	826
Balance at June 30, 2016	$(54,722)

[1]
For the six months ended June 30, 2017 and 2016, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive income and reclassified from accumulated other comprehensive loss were $1.6 million and $2.2 million, respectively, of actuarial loss amortization, as well as $0.8 million and $0.8 million, respectively, of prior service credit amortization, all net of tax totaling $0.3 million and $0.5 million, respectively. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended June 30,
(In thousands)	2017	2016	2017	2016
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$474	$382	$13	$51
Interest cost	3,296	3,633	667	810
Expected return on plan assets	(4,688)	(4,878)	(1)	(1)
Amortization of prior service cost (credit)	2	6	(384)	(428)
Amortization of actuarial loss (gain)	2,412	2,761	(1,821)	(2,058)
Net periodic cost	$1,496	$1,904	$(1,526)	$(1,626)

	Six months ended June 30,
(In thousands)	2017	2016	2017	2016
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$1,034	$780	$81	$125
Interest cost	6,574	7,261	1,371	1,576
Expected return on plan assets	(9,382)	(9,761)	(1)	(1)
Amortization of prior service cost (credit)	4	11	(767)	(856)
Amortization of actuarial loss (gain)	4,937	5,645	(3,301)	(3,441)
Net periodic cost	$3,167	$3,936	$(2,617)	$(2,597)
During the six months ended June 30, 2017 and 2016, we made no contributions to our qualified pension plans. We do not expect, nor are we required, to make contributions in 2017.
During the six months ended June 30, 2017, we made contributions of $0.2 million to our company-sponsored non-qualified pension plan. We estimate contributions will total $0.4 million in 2017. We do not anticipate funding our OPEB plans in 2017 except to pay benefit costs as incurred during the year by plan participants.
During the three and six months ended June 30, 2017, less than $0.1 million and $0.3 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales" and less than $0.1 million and $0.2 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations. During the three and six months ended June 30, 2016, $0.1 million and $0.8 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.1 million and $0.5 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations.
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic average common shares outstanding[1]	16,457,196	17,065,663	16,470,525	17,293,091
Incremental shares due to:
Restricted stock units	37,703	53,108	35,922	32,355
Performance shares	78,351	89,783	74,975	60,617
Stock options	16,868	25,441	30,636	—
Diluted average common shares outstanding	16,590,118	17,233,995	16,612,058	17,386,063

Basic net earnings per common share	$0.49	$1.22	$0.94	$2.27
Diluted net earnings per common share	0.48	1.21	0.94	2.26

Anti-dilutive shares excluded from calculation	515,322	222,026	493,150	665,605

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.

NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Restricted stock units	$503	$367	$795	$660
Performance shares	630	819	1,226	1,436
Stock options	736	748	1,315	1,284
Total employee equity-based compensation expense	$1,869	$1,934	$3,336	$3,380
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
During the first six months of 2017, 5,000 RSUs were settled and distributed. After adjusting for minimum tax withholdings, a net 3,351 shares were issued. In connection with the issued performance shares and RSUs, the minimum tax withholding payments made during the six months ended June 30, 2017 totaled $0.8 million.
During the six months ended June 30, 2017, we had 3,594 stock option awards expire with a weighted-average exercise price of $66.97. At June 30, 2017, we had 134,266 stock option awards that were exercisable with a weighted-average exercise price of $66.85.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the six months ended June 30, 2017 and the grant-date fair value of the awards:

	Six Months Ended
	June 30, 2017
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	66,774	$56.45
Performance shares	33,907	58.58
Stock options	158,484	18.82
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation benefit of $1.5 million and compensation expense of $3.6 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we recorded director equity-based compensation benefit of $2.9 million and compensation expense of $4.3 million, respectively.

As of June 30, 2017, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheet were $3.5 million and $2.4 million, respectively. At December 31, 2016, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $7.9 million and $3.2 million, respectively.
NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	June 30,		December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents (Level 1)	$8,519	$8,519	$23,001	$23,001
Borrowings under revolving credit facilities (Level 1)	108,000	108,000	135,000	135,000
Long-term debt (Level 2)	575,000	569,873	575,000	567,875
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
On January 28, 2017, there was a fire at our Shelby, North Carolina facility warehouse. Although the building sustained minimal damage, the smoke and water damage to raw material and finished goods inventory was more significant. Operations were impacted during the clean-up and repair period. We filed a claim with our peril and stock insurance providers to recover the cost of repairs to the equipment and estimated lost profits and inventory due to the disruption of the operations during the repair and cleanup period. Net of policy deductibles, the insurance claim for this event totaled $2.9 million, and was settled in its entirety in the first quarter of 2017. These proceeds are included in “Cost of sales” in our consolidated Statement of Operations for the six months ended June 30, 2017.

NOTE 15 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Segment net sales:
Consumer Products	$231,912	$247,912	$474,335	$492,930
Pulp and Paperboard	197,751	188,759	392,853	380,945
Total segment net sales	$429,663	$436,671	$867,188	$873,875

Operating income (loss):
Consumer Products[1]	$10,534	$18,544	$16,723	$36,934
Pulp and Paperboard	21,595	40,032	48,843	75,195
	32,129	58,576	65,566	112,129
Corporate[2]	(12,464)	(18,411)	(25,343)	(34,202)
Income from operations	$19,665	$40,165	$40,223	$77,927

Depreciation and amortization:
Consumer Products[1]	$16,292	$14,203	$34,534	$27,962
Pulp and Paperboard	8,356	6,449	16,461	12,816
Corporate[2]	1,407	1,372	2,617	2,396
Total depreciation and amortization	$26,055	$22,024	$53,612	$43,174

[1]
Operating income for the Consumer Products segment for the three and six months ended June 30, 2017 includes $0.3 million and $6.0 million, respectively, of costs associated with the March 31, 2017 closure of the Oklahoma City facility. Depreciation and amortization expense for the three months ended June 30, 2017 includes accelerated depreciation of $0.3 million associated with the Long Island facility and $0.2 million as a result of the warehouse automation project. In addition to these amounts, depreciation and amortization expense for the six months ended June 30, 2017 also includes $3.7 million of accelerated depreciation associated with the Oklahoma City facility closure.

[2]
Corporate expenses for the three and six months ended June 30, 2017 include $0.1 million and $0.2 million of expenses, respectively, associated with the acquisition of Manchester Industries. Operating results subsequent to the acquisition of Manchester Industries are included in the Pulp and Paperboard segment.

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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2017

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$419,540	$63,956	$(53,833)	$429,663
Cost and expenses:
Cost of sales	(375,784)	(57,942)	52,993	(380,733)
Selling, general and administrative expenses	(23,222)	(6,043)	—	(29,265)
Total operating costs and expenses	(399,006)	(63,985)	52,993	(409,998)
Income from operations	20,534	(29)	(840)	19,665
Interest expense, net	(7,582)	(91)	—	(7,673)
Earnings before income taxes	12,952	(120)	(840)	11,992
Income tax provision	(4,224)	(52)	321	(3,955)
Equity in loss of subsidiary	(172)	—	172	—
Net earnings	$8,556	$(172)	$(347)	$8,037
Other comprehensive income, net of tax	126	—	—	126
Comprehensive income	$8,682	$(172)	$(347)	$8,163

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2017

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$839,755	$140,505	$(113,072)	$867,188
Cost and expenses:
Cost of sales	(750,235)	(127,680)	110,152	(767,763)
Selling, general and administrative expenses	(46,769)	(12,433)	—	(59,202)
Total operating costs and expenses	(797,004)	(140,113)	110,152	(826,965)
Income from operations	42,751	392	(2,920)	40,223
Interest expense, net	(15,574)	(142)	—	(15,716)
Earnings before income taxes	27,177	250	(2,920)	24,507
Income tax provision	(10,010)	(7)	1,062	(8,955)
Equity in income of subsidiary	243	—	(243)	—
Net earnings	$17,410	$243	$(2,101)	$15,552
Other comprehensive income, net of tax	527	—	—	527
Comprehensive income	$17,937	$243	$(2,101)	$16,079

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$425,637	$67,824	$(56,790)	$436,671
Cost and expenses:
Cost of sales	(356,698)	(61,943)	56,790	(361,851)
Selling, general and administrative expenses	(30,817)	(3,838)	—	(34,655)
Total operating costs and expenses	(387,515)	(65,781)	56,790	(396,506)
Income from operations	38,122	2,043	—	40,165
Interest expense, net	(7,373)	(23)	—	(7,396)
Earnings before income taxes	30,749	2,020	—	32,769
Income tax provision	(11,124)	(781)	—	(11,905)
Equity in income of subsidiary	1,239	—	(1,239)	—
Net earnings	$20,864	$1,239	$(1,239)	$20,864
Other comprehensive income, net of tax	171	—	—	171
Comprehensive income	$21,035	$1,239	$(1,239)	$21,035

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$844,683	$145,449	$(116,257)	$873,875
Cost and expenses:
Cost of sales	(713,412)	(133,343)	116,257	(730,498)
Selling, general and administrative expenses	(57,654)	(7,796)	—	(65,450)
Total operating costs and expenses	(771,066)	(141,139)	116,257	(795,948)
Income from operations	73,617	4,310	—	77,927
Interest expense, net	(15,016)	(23)	—	(15,039)
Earnings before income taxes	58,601	4,287	—	62,888
Income tax provision	(21,594)	(1,984)	—	(23,578)
Equity in income of subsidiary	2,303	—	(2,303)	—
Net earnings	$39,310	$2,303	$(2,303)	$39,310
Other comprehensive income, net of tax	826	—	—	826
Comprehensive income	$40,136	$2,303	$(2,303)	$40,136

Clearwater Paper Corporation
Consolidating Balance Sheet
At June 30, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$8,519	$—	$—	$8,519
Receivables, net	108,087	22,718	—	130,805
Taxes receivable	5,433	28	18	5,479
Inventories	204,231	42,002	(2,920)	243,313
Other current assets	7,119	747	—	7,866
Total current assets	333,389	65,495	(2,902)	395,982
Property, plant and equipment, net	868,143	122,918	—	991,061
Goodwill	244,283	—	—	244,283
Intangible assets, net	2,612	33,901	—	36,513
Intercompany receivable (payable)	2,730	(5,650)	2,920	—
Investment in subsidiary	145,332	—	(145,332)	—
Other assets, net	11,085	3,682	(4,017)	10,750
TOTAL ASSETS	$1,607,574	$220,346	$(149,331)	$1,678,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$108,000	$—	$—	$108,000
Accounts payable and accrued liabilities	202,026	22,133	18	224,177
Current liability for pensions and other postretirement employee benefits	7,821	—	—	7,821
Total current liabilities	317,847	22,133	18	339,998
Long-term debt	570,139	—	—	570,139
Liability for pensions and other postretirement employee benefits	79,442	—	—	79,442
Other long-term obligations	40,642	134	—	40,776
Accrued taxes	1,736	831	—	2,567
Deferred tax liabilities	114,182	51,916	(4,017)	162,081
TOTAL LIABILITIES	1,123,988	75,014	(3,999)	1,195,003
Stockholders’ equity excluding accumulated other comprehensive loss	534,812	145,332	(145,332)	534,812
Accumulated other comprehensive loss, net of tax	(51,226)	—	—	(51,226)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,607,574	$220,346	$(149,331)	$1,678,589

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,586	$3,415	$—	$23,001
Receivables, net	130,098	27,252	(10,276)	147,074
Taxes receivable	15,143	35	(5,469)	9,709
Inventories	208,472	51,432	(1,875)	258,029
Other current assets	8,161	521	—	8,682
Total current assets	381,460	82,655	(17,620)	446,495
Property, plant and equipment, net	802,064	143,264	—	945,328
Goodwill	244,283	—	—	244,283
Intangible assets, net	3,135	37,350	—	40,485
Intercompany receivable (payable)	30,034	(31,909)	1,875	—
Investment in subsidiary	145,089	—	(145,089)	—
Other assets, net	8,433	2,853	(3,535)	7,751
TOTAL ASSETS	$1,614,498	$234,213	$(164,369)	$1,684,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$135,000	$—	$—	$135,000
Accounts payable and accrued liabilities	202,187	37,257	(15,745)	223,699
Current liability for pensions and other postretirement employee benefits	7,821	—	—	7,821
Total current liabilities	345,008	37,257	(15,745)	366,520
Long-term debt	569,755	—	—	569,755
Liability for pensions and other postretirement employee benefits	81,812	—	—	81,812
Other long-term obligations	41,424	352	—	41,776
Accrued taxes	1,614	820	—	2,434
Deferred tax liabilities	105,012	50,695	(3,535)	152,172
TOTAL LIABILITIES	1,144,625	89,124	(19,280)	1,214,469
Stockholders’ equity excluding accumulated other comprehensive loss	521,626	145,089	(145,089)	521,626
Accumulated other comprehensive loss, net of tax	(51,753)	—	—	(51,753)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,614,498	$234,213	$(164,369)	$1,684,342

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$17,410	$243	$(2,101)	$15,552
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	37,335	16,277	—	53,612
Equity-based compensation expense	403	—	—	403
Deferred tax provision	7,183	708	—	7,891
Employee benefit plans	(2,183)	—	—	(2,183)
Other, net	922	345	—	1,267
Changes in working capital, net	(29,619)	46,811	6,550	23,742
Changes in taxes receivable, net	9,710	6	(5,487)	4,229
Other, net	(373)	(541)	—	(914)
Net cash flows from operating activities	40,788	63,849	(1,038)	103,599
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(82,582)	(3,127)	—	(85,709)
Other, net	20	397	—	417
Net cash flows from investing activities	(82,562)	(2,730)	—	(85,292)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,875)	—	—	(4,875)
Borrowings on revolving credit facilities	117,000	—	—	117,000
Repayments of borrowings on revolving credit facilities	(144,000)	—	—	(144,000)
Investment from (to) parent	63,496	(64,534)	1,038	—
Other, net	(914)	—	—	(914)
Net cash flows from financing activities	30,707	(64,534)	1,038	(32,789)
Decrease in cash and cash equivalents	(11,067)	(3,415)	—	(14,482)
Cash and cash equivalents at beginning of period	19,586	3,415	—	23,001
Cash and cash equivalents at end of period	$8,519	$—	$—	$8,519

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$39,310	$2,303	$(2,303)	$39,310
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	32,905	10,269	—	43,174
Equity-based compensation expense	7,716	—	—	7,716
Deferred tax provision	7,858	1,954	(1,138)	8,674
Employee benefit plans	(2,561)	—	—	(2,561)
Other, net	250	9	—	259
Changes in working capital, net	(18,437)	6,555	(1,512)	(13,394)
Changes in taxes receivable, net	14,000	(1,405)	1,512	14,107
Other, net	(854)	(16)	—	(870)
Net cash flows from operating activities	80,187	19,669	(3,441)	96,415
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(54,049)	(3,345)	—	(57,394)
Other, net	250	—	—	250
Net cash flows from investing activities	(53,799)	(3,345)	—	(57,144)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(35,168)	—	—	(35,168)
Borrowings on revolving credit facilities	477,169	—	—	477,169
Repayments of borrowings on revolving credit facilities	(477,169)	—	—	(477,169)
Investment from (to) parent	12,883	(16,324)	3,441	—
Other, net	(318)	—	—	(318)
Net cash flows from financing activities	(22,603)	(16,324)	3,441	(35,486)
Increase in cash and cash equivalents	3,785	—	—	3,785
Cash and cash equivalents at beginning of period	5,610	—	—	5,610
Cash and cash equivalents at end of period	$9,395	$—	$—	$9,395

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure, discussion and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the costs, timing and benefits of optimization and strategic capital projects, benefits of the Manchester Industries acquisition, costs and timing associated with the Shelby, North Carolina facility expansion, operating costs, benefits of the Oklahoma City closure, raw materials and input usage and costs, timing and costs related to major maintenance and repairs, energy costs and usage, cash flows, tax rates, liquidity, and market risks. Words such as anticipate, expect, intend, plan, target, project, believe, schedule, estimate, may, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2016 Form 10-K, as well as the following:

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
Strategic Capital Projects
As part of our focus on strategic capital spending on projects that we expect to provide a positive return on investments, we announced in September 2015, the construction of a continuous pulp digester at our Lewiston, Idaho, pulp and paperboard facility. We estimate that the total cost for this pulp optimization project will be approximately $148-$158 million, excluding estimated capitalized interest. As of June 30, 2017, we have incurred a total of $118.2 million in total project costs, of which $15.5 million was incurred in the second quarter of 2017. We have also capitalized $4.5 million of interest related to the project, of which $1.0 million was capitalized in the second quarter of 2017. Construction on this project began in 2015 and is expected to be completed in the fourth quarter of 2017. We anticipate that this project will significantly reduce air emissions, result in operational improvements through increased pulp quality and production, and lower our costs through the more efficient utilization of wood chips.
On February 8, 2017, we announced plans to build a new tissue machine and related converting equipment at a site adjacent to our existing facility in Shelby, North Carolina. The new tissue machine will produce a variety of high-quality private label premium and ultra-premium bath, paper towel and napkin products. At full production capacity, the new tissue machine is expected to produce approximately 70,000 tons of tissue products annually. The estimated cost for the project includes approximately $283 million for the tissue machine, converting equipment and buildings, and approximately $57 million for the purchase and expansion of an existing warehouse that will consolidate all southeastern warehousing in Shelby. We project that the construction of the new facility will be completed in early 2019 and will be fully operational in 2020. During the six months ended June 30, 2017, we spent $26.7 million on pre-construction related activities and the new tissue machine in Shelby, of which $15.0 million was spent in the second quarter. We have also capitalized $0.2 million of interest related to the Shelby expansion, of which $0.1 million was capitalized in the second quarter of 2017.
Capital Allocation
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,440,696 shares of our outstanding common stock as of June 30, 2017, pursuant to this repurchase program, of which 84,750 shares were repurchased during the first quarter of 2017 at an average price of $57.53 per share. We did not repurchase shares during the second quarter. As of June 30, 2017, we had up to $29.8 million of authorization remaining pursuant to this stock repurchase program.

Facility Closure
On November 29, 2016, we announced the permanent closure of our Oklahoma City converting facility. This facility was closed on March 31, 2017. Due to productivity gains from cost and optimization programs across the company, the production from this facility is expected to be more efficiently supplied by our other facilities. During the second quarter of 2017, we incurred $0.3 million of costs associated with this closure. As of June 30, 2017, we have incurred $7.7 million of closure-related costs, which includes $5.0 million in accelerated depreciation on certain fixed assets.
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

Cost of sales
	Three Months Ended June 30,
(Dollars in thousands)	2017		2016
	Cost	Percentage of Sales	Cost	Percentage of Sales	Cost Variance
Wages and benefits	$67,756	15.8%	$71,017	16.3%	$(3,261)
Transportation[1]	49,550	11.5	45,233	10.4	4,317
Purchased pulp	45,366	10.6	46,513	10.6	(1,147)
Chemicals	41,918	9.8	40,676	9.3	1,242
Chips, sawdust and logs	34,854	8.1	38,543	8.8	(3,689)
Maintenance and repairs[2]	26,291	6.1	21,345	4.9	4,946
Depreciation	22,517	5.2	19,294	4.4	3,223
Packaging supplies	21,412	5.0	21,196	4.9	216
Energy	20,813	4.8	18,787	4.3	2,026
	330,477	76.9	322,604	73.9	7,873
Other operating costs	50,256	11.7	39,247	9.0	11,009
Total cost of sales	$380,733	88.6%	$361,851	82.9%	$18,882

	Six Months Ended June 30,
(Dollars in thousands)	2017		2016
	Cost	Percentage of Sales	Cost	Percentage of Sales	Cost Variance
Wages and benefits	$141,173	16.3%	$144,075	16.5%	$(2,902)
Transportation[1]	96,403	11.1	89,846	10.3	6,557
Purchased pulp	91,458	10.5	94,643	10.8	(3,185)
Chemicals	82,639	9.5	82,919	9.5	(280)
Chips, sawdust and logs	70,086	8.1	75,608	8.7	(5,522)
Maintenance and repairs[2]	45,166	5.2	39,650	4.5	5,516
Depreciation	46,907	5.4	38,060	4.4	8,847
Packaging supplies	43,890	5.1	42,365	4.8	1,525
Energy	44,302	5.1	41,183	4.7	3,119
	662,024	76.3	648,349	74.2	13,675
Other operating costs	105,739	12.2	82,149	9.4	23,590
Total cost of sales	$767,763	88.5%	$730,498	83.6%	$37,265

[1]	Includes internal and external transportation costs.

[2]	Excludes related labor costs.

Wages and benefits. Costs related to our employees primarily consist of wages and related benefit costs and payroll taxes. For the three and six months ending June 30, 2017, wage and benefit costs decreased compared to the same periods in 2016 primarily due to decreased labor costs resulting from the implementation of our warehouse automation project at several of our Consumer Products segment's facilities and the December 2016 closure of two paper machines at our Neenah, Wisconsin facility.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. For the three and six months ended June 30, 2017, transportation costs increased compared to the same periods in 2016 due to increased fuel prices, increased internal shipments as a result of the closure of our Oklahoma City facility, and increased overall shipments driven by the inclusion of Manchester Industries' operations in 2017.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three and six months ended June 30, 2017, total purchased pulp costs decreased compared to the same periods in 2016 due primarily to reduced tissue shipments and the closure of two higher cost paper machines at our Neenah, Wisconsin facility, partially offset by increased purchased pulp usage at our Arkansas pulp and paperboard facility and rising pulp prices.
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
Chemical costs increased in the three month period ending June 30, 2017, compared to the three months ended June 30, 2016, due primarily to increased usage associated with our planned major maintenance shutdown at our Arkansas Pulp and Paperboard facility in the second quarter of 2017 and increased polyethylene pricing.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Chips, sawdust and log costs decreased for the three and six months ending June 30, 2017, compared to the same period in 2016, primarily due to decreased production as a result of our planned major maintenance shutdown at our Arkansas pulp and paperboard facility in the second quarter of 2017, and lower wood pricing in the Arkansas region.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and six months ended June 30, 2017 increased compared to the same periods in 2016 due primarily to accelerating depreciation in the first quarter of 2017 on certain Oklahoma City assets in association with the March 2017 facility closure, increased depreciation related to capital spending during recent periods, and the inclusion of Manchester Industries.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period due primarily to volatility in temperatures and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a co-generation facility that produces steam and electricity at our Lewiston, Idaho manufacturing site helps to lower our energy costs. Energy costs for the three and six months ended June 30, 2017, increased compared to the same periods in 2016 primarily due to increased pricing for natural gas and increased electricity usage at our Arkansas Pulp and Paperboard facility due to an extended turbine generator outage.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of June 30, 2017, these contracts covered approximately 30% of our expected average monthly natural gas requirements for the remainder of 2017, and a lesser amount for 2018.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For the three and six months ended June 30, 2017, packaging costs increased compared to the same periods in 2016 due to higher poly packaging and corrugate prices.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the three and six months ended June 30, 2017, maintenance and repair spending increased compared to the same periods in 2016 due primarily to planned major maintenance of approximately $9 million at our Arkansas facility in the second quarter of 2017. We expect our planned major maintenance costs for the remainder of 2017 to be approximately $18 million at our Idaho facility during the third quarter. We expect to startup our new continuous pulp digester at our Idaho facility in the fourth quarter of 2017.

In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities, and comply with environmental laws. During the six months ended June 30, 2017, excluding capitalized interest of $1.9 million, we spent $87.6 million on capital expenditures, which included $69.5 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. During the six months ended June 30, 2016, excluding capitalized interest, we spent $54.6 million on capital expenditures, which included $35.5 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment.
Other. Other costs primarily consist of miscellaneous operating costs, which increased in the three and six month periods ended June 30, 2017, compared to the same periods in 2016, due primarily to the inclusion of raw material costs for Manchester Industries, in addition to increases in certain other costs, most notably higher inventory costs recognized in the first quarter of 2017 resulting from planned production curtailments at the end of the fourth quarter of 2016. These increases were partially offset by $4.3 million of insurance recoveries related to claim settlements at our Las Vegas and Shelby facilities, as discussed in Note 14, “Business Interruption and Insurance Recovery,” to the consolidated financial statements included in this Report.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products.
Interest expense
Interest expense for the three and six months ended June 30, 2017 and 2016 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. Interest expense also includes interest on the amount drawn under our revolving credit facilities and amortization of deferred issuance costs associated with all of our notes and revolving credit facilities.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended June 30,
(Dollars in thousands)	2017		2016
Net sales	$429,663	100.0%	$436,671	100.0%
Costs and expenses:
Cost of sales	(380,733)	88.6	(361,851)	82.9
Selling, general and administrative expenses	(29,265)	6.8	(34,655)	7.9
Total operating costs and expenses	(409,998)	95.4	(396,506)	90.8
Income from operations	19,665	4.6	40,165	9.2
Interest expense, net	(7,673)	1.8	(7,396)	1.7
Earnings before income taxes	11,992	2.8	32,769	7.5
Income tax provision	(3,955)	0.9	(11,905)	2.7
Net earnings	$8,037	1.9%	$20,864	4.8%
Net sales—Second quarter 2017 net sales decreased by $7.0 million compared to the second quarter of 2016. This decrease was primarily the result of lower overall tissue finished goods and parent roll shipment volumes. The decline in parent roll sales was due to the paper machine shutdowns at our Neenah, Wisconsin facility in the fourth quarter of 2016, which in part also contributed to the lower finished goods sales. Partially offsetting these decreases were increased sales in our Pulp and Paperboard segment as a result of increased sales volumes associated with Manchester Industries and a favorable sales mix shift. These items are further discussed below under “Discussion of Business Segments.”

Cost of sales—Cost of sales was 88.6% of net sales for the second quarter of 2017 and 82.9% of net sales for the same period in 2016. Our overall cost of sales were $18.9 million higher than the second quarter of 2016, primarily due to approximately $9 million of major maintenance at our Arkansas pulp and paperboard facility in the second quarter of 2017 and the inclusion of Manchester Industries' costs in the second quarter of 2017 as a result of the December 2016 acquisition. In addition, higher costs for energy and transportation contributed to the increase in cost of sales. Transportation costs increased compared to the same periods in 2016 due to increased fuel pricing and additional internal shipments as a result of the closure of our Oklahoma City facility. These higher costs were partially offset by lower wage and benefit costs due to the implementation of our warehouse automation project at several of our Consumer Products segment's facilities and the shutdown of two paper machines at our Neenah facility.
Selling, general and administrative expenses—Selling, general and administrative expenses for the second quarter of 2017 decreased $5.4 million compared to the second quarter of 2016. The lower expense was primarily a result of $1.5 million of mark-to-market benefit during the second quarter of 2017, compared to $3.6 million of mark-to-market expense during the second quarter of 2016, related to our directors' common stock units, which will ultimately be settled in cash, as well as lower corporate spending. These favorable decreases were partially offset by increased amortization expense attributable to intangible assets associated with the acquisition of Manchester Industries.
Interest expense—Interest expense for the second quarter of 2017 increased by $0.3 million due to higher interest expense associated with higher borrowings under our revolving credit facilities, partially offset by capitalized interest of $1.1 million for the second quarter of 2017, compared to capitalized interest of $0.5 million for the second quarter of 2016.
Income tax provision—We recorded income tax expense of $4.0 million, or a rate of 33.0%, for the three months ended June 30, 2017, compared to $11.9 million, or a rate of 36.3%, in the same three month period of 2016. The lower rate for the three months ended June 30, 2017 is due to an increase in the benefit from tax credits compared to the three months ended June 30, 2016.
Excluding a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance, our adjusted income tax provision determined under generally accepted accounting principles, or GAAP, was $3.9 million for the second quarter of 2017 compared to $13.4 million for the second quarter of 2016. See the section entitled “Non-GAAP Measures” on page 32 of this report for a reconciliation of these adjusted income tax provision amounts to the comparable GAAP income tax provision amounts.

Discussion of Business Segments
Consumer Products

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$231,912	$247,912
Operating income	10,534	18,544
Percent of net sales	4.5%	7.5%

Shipments (short tons)
Non-retail	13,736	20,028
Retail	77,714	79,095
Total tissue tons	91,450	99,123
Converted products cases (in thousands)	12,709	13,229

Sales price (per short ton)
Non-retail	$1,454	$1,496
Retail	2,723	2,747
Total tissue	$2,533	$2,494
Net sales for the Consumer Products segment during the second quarter of 2017 decreased $16.0 million compared to the second quarter of 2016 driven primarily by a 7.7% reduction in sales volume, which was partially offset by a higher overall net selling price due to a favorable mix shift. The sales volume decline was due to lower parent roll and non-retail sales resulting from the shutdown of two higher cost paper machines at our Neenah, Wisconsin facility. The favorable mix shift was due to reduced sales of lower priced parent rolls and an increase in household towel sales, partially offset by decreased sales of higher priced TAD products.
Segment operating income for the second quarter of 2017 decreased by $8.0 million, compared to the second quarter of 2016, due primarily to the decreased sales, higher costs for transportation caused by increased fuel pricing and additional internal shipments as a result of the closure of our Oklahoma City facility, rising pulp prices, and higher energy and packaging supply costs. These unfavorable variances were partially offset by lower wage and benefit costs resulting from the implementation of our warehouse automation project at several facilities and the shutdown of the two paper machines at our Neenah facility.
Pulp and Paperboard

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$197,751	$188,759
Operating income	21,595	40,032
Percent of net sales	10.9%	21.2%

Paperboard shipments (short tons)	207,152	199,132
Paperboard sales price (per short ton)	$955	$948
Net sales for the Pulp and Paperboard segment increased by $9.0 million during the second quarter of 2017, compared to the second quarter of 2016. The increase was due primarily to increased paperboard shipments, which included sales from Manchester Industries. In addition, overall pricing per short ton increased due to a favorable mix shift also due in part to the inclusion of Manchester Industries.
Operating income for the segment decreased $18.4 million during the second quarter of 2017, compared to the second quarter of 2016, primarily due to approximately $9 million in major maintenance at our Arkansas pulp and paperboard facility, higher input costs and higher usage levels of natural gas, electricity, chemicals and pulp, and higher wages and benefits due to annual increases. These unfavorable variances were partially offset by lower wood fiber usage and pricing in the Arkansas region.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Six Months Ended June 30,
(Dollars in thousands)	2017		2016
Net sales	$867,188	100.0%	$873,875	100.0%
Costs and expenses:
Cost of sales	(767,763)	88.5	(730,498)	83.6
Selling, general and administrative expenses	(59,202)	6.8	(65,450)	7.5
Total operating costs and expenses	(826,965)	95.4	(795,948)	91.1
Income from operations	40,223	4.6	77,927	8.9
Interest expense, net	(15,716)	1.8	(15,039)	1.7
Earnings before income taxes	24,507	2.8	62,888	7.2
Income tax provision	(8,955)	1.0	(23,578)	2.7
Net earnings	$15,552	1.8	$39,310	4.5
Net sales—Net sales for the six months ended June 30, 2017 decreased by $6.7 million, or 0.8%, compared to the same period in 2016. The decrease was primarily due to decreased shipments during the first six months of 2017 in our consumer products segment and reduced overall net selling prices for paperboard, partially offset by increased shipments in our Pulp and Paperboard segment primarily due to the inclusion of Manchester Industries and a favorable sales mix in both segments. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 88.5% of net sales for the six months ended June 30, 2017 and 83.6% of net sales for the same period in 2016. Our overall costs of sales were $37.3 million higher than the first six months of 2016 primarily due to approximately $9 million in planned major maintenance at our Arkansas pulp and paperboard facility, higher energy costs, increased transportation costs due to higher fuel prices and additional internal shipments as a result of the closure of our Oklahoma City facility, higher depreciation expense, higher costs associated with the inclusion of Manchester Industries, and higher inventory costs in the fourth quarter of 2016 that flowed through cost of sales in the first quarter of 2017. These cost increases were partially offset by lower wage and benefit costs, resulting from the implementation of our warehouse automation project at several of our Consumer Products segment's facilities and the shutdown of two paper machines at our Neenah facility in the fourth quarter of 2016, as well as insurance recoveries recorded in the first quarter of 2017.
Selling, general and administrative expenses—Selling, general and administrative expenses for the six months ended June 30, 2017 decreased $6.2 million primarily due to $2.9 million of mark-to-market benefit during the first half of 2017, compared to $4.3 million of mark-to-market expense in the same period of 2016, related to our directors' common stock units. This favorable variance was partially offset by $1.5 million of increased amortization of intangibles resulting from our acquisition of Manchester Industries.
Interest expense—Interest expense for the six months ended June 30, 2017 increased by $0.7 million compared to the same period in 2016. The increase was driven by a larger average balance on our revolving credit facilities during the six months ended 2017 compared to the same period in 2016, partially offset by capitalized interest of $1.9 million in the first six months of 2017 compared to $0.9 million in the same period in 2016.
Income tax provision—We recorded an income tax expense of $9.0 million, or a rate of 36.5%, in the six months ended June 30, 2017, compared to $23.6 million, or a rate of 37.5%, in the same period of 2016.
Excluding a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance, our adjusted income tax provision was $10.6 million for the six months ended June 30, 2017, compared to $25.5 million for the six months ended June 30, 2016. See the section entitled “Non-GAAP Measures” on page 32 of this report for a reconciliation of these adjusted income tax provision amounts to the comparable GAAP income tax provision amounts.

Discussion of Business Segments
Consumer Products

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$474,335	$492,930
Operating income	16,723	36,934
Percent of net sales	3.5%	7.5%

Shipments (short tons)
Non-retail	30,414	44,386
Retail	156,400	154,122
Total tissue tons	186,814	198,508
Converted products cases (in thousands)	25,832	26,219

Sales price (per short ton)
Non-retail	$1,446	$1,486
Retail	2,748	2,765
Total tissue	$2,536	$2,479
Net sales for our Consumer Products segment decreased $18.6 million for the six months ended June 30, 2017, compared to the same period of 2016, due to lower overall sales volumes. This decrease was driven by lower sales of both finished goods cases and parent rolls. The decreased parent roll sales are the result of our decision to discontinue selling TAD parent rolls in the first quarter of 2016 to support internal converting needs, in addition to the shutdown of two paper machines at our Neenah facility in the fourth quarter of 2016. Increased household towel sales and reduced parent roll sales had a favorable average price impact that partially offset the sales volume decrease.
Segment operating income for the six months ended June 30, 2017 decreased by $20.2 million compared to the same period of 2016, largely due to the decreased sales volumes in addition to increased transportation caused by higher fuel prices and additional internal shipments as a result of the closure of our Oklahoma City facility, higher packaging costs and depreciation expense, as well as higher inventory costs in the fourth quarter of 2016 that flowed through cost of sales in the first quarter of 2017. These cost increases were offset by reduced wage and benefits costs, resulting from the implementation of our warehouse automation project at several facilities, the shutdown of the two paper machines at our Neenah facility in the fourth quarter of 2016, and insurance recoveries recorded in the first quarter of 2017.
Pulp and Paperboard

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$392,853	$380,945
Operating income	48,843	75,195
Percent of net sales	12.4%	19.7%

Paperboard shipments (short tons)	417,534	400,472
Paperboard sales price (per short ton)	$941	$950
Net sales for the Pulp and Paperboard segment increased by $11.9 million during the six months ended June 30, 2017, compared to the same period of 2016. The increase was primarily due to the inclusion of Manchester Industries.
Operating income for the segment decreased $26.4 million during the six months ended June 30, 2017, compared to the same period of 2016, primarily attributable to increased costs for purchased pulp, approximately $9 million in major maintenance at our Arkansas pulp and paperboard facility and increased amortization expense resulting from the acquisition of Manchester Industries. These cost increases were partially offset by reduced wood fiber usage and prices at our Arkansas facility.

NON-GAAP MEASURES
We use earnings before interest, taxes, depreciation and amortization, or EBITDA, EBITDA adjusted for certain items, or Adjusted EBITDA, and Adjusted income tax provision as supplemental performance measures that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net earnings, operating income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. In addition, our calculation of EBITDA and Adjusted EBITDA may or may not be comparable to similarly titled measures used by other companies.
We present EBITDA, Adjusted EBITDA and Adjusted income tax provision because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA and Adjusted EBITDA: (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because our credit agreement and the indenture governing the 2013 Notes use metrics similar to EBITDA to measure our compliance with certain covenants.
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Net earnings	$8,037	$20,864	$15,552	$39,310
Interest expense, net	7,673	7,396	15,716	15,039
Income tax provision	3,955	11,905	8,955	23,578
Depreciation and amortization expense[1]	26,055	22,024	53,612	43,174
EBITDA	$45,720	$62,189	$93,835	$121,101
Directors' equity-based compensation (benefit) expense	(1,483)	3,610	(2,933)	4,336
Manchester Industries acquisition related expenses	105	—	220	—
Costs associated with Oklahoma City facility closure	275	—	2,349	—
Costs associated with Long Island facility closure	365	533	831	965
Write-off of assets as a result of Warehouse Automation project	41	—	41	—
Adjusted EBITDA	$45,023	$66,332	$94,343	$126,402

[1]
Depreciation and amortization expense for the three months ended June 30, 2017 includes accelerated depreciation of $0.3 million associated with the Long Island facility and $0.2 million as a result of the warehouse automation project. In addition to these amounts, depreciation and amortization expense for the six months ended June 30, 2017 also includes $3.7 million of accelerated depreciation associated with the Oklahoma City facility closure.

The following table provides our Adjusted income tax provisions for the three months ended June 30, 2017 and 2016, as well as a reconciliation to income tax provision.

	Three Months Ended
	June 30,
(In thousands)	2017	2016
Income tax provision	$(3,955)	$(11,905)
Special items, tax impact:
Directors' equity-based compensation benefit (expense)	495	(1,275)
Costs associated with Long Island facility closure	(221)	(188)
Costs associated with Oklahoma City facility closure	(92)	—
Accelerated depreciation of assets as a result of Warehouse Automation project	(80)	—
Manchester Industries acquisition related expenses	(35)	—
Write-off of assets as a result of Warehouse Automation project	(14)	—
Adjusted income tax provision	$(3,902)	$(13,368)

The following table provides our Adjusted income tax provisions for the six months ended June 30, 2017 and 2016, as well as a reconciliation to income tax provision.

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Income tax provision	$(8,955)	$(23,578)
Special items, tax impact:
Directors' equity-based compensation benefit (expense)	988	(1,536)
Costs associated with Oklahoma City facility closure	(2,043)	—
Costs associated with Long Island facility closure	(379)	(343)
Accelerated depreciation of assets as a result of Warehouse Automation project	(80)	$—
Manchester Industries acquisition related expenses	(74)	—
Write-off of assets as a result of Warehouse Automation project	(14)	—
Adjusted income tax provision	$(10,557)	$(25,457)
LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the six months ended June 30, 2017 and 2016:

(In thousands)	2017	2016
Net cash flows from operating activities	$103,599	$96,415
Net cash flows from investing activities	(85,292)	(57,144)
Net cash flows from financing activities	(32,789)	(35,486)
Cash Flows Summary
Net cash flows provided by operating activities for the six months ended June 30, 2017 increased by $7.2 million compared to the same period in 2016. The increase in operating cash flows was driven by cash provided by working capital of $23.7 million during the six months ended June 30, 2017, primarily related to decreases in accounts receivable and inventory, compared to cash used for working capital of $13.4 million for the same period in 2016. These sources of cash were partially offset by a decrease in net earnings after adjusting for non-cash related items of $21.0 million compared to the six months ended June 30, 2016.
Net cash flows used for investing activities increased by $28.1 million primarily due to additions to plant and equipment. Capital spending for plant and equipment increased by $28.3 million compared to the same period in 2016 due to our continued focus on strategic capital projects, including our continuous pulp digester project at our Lewiston, Idaho facility and the new tissue machine at our Shelby, North Carolina facility.
Net cash flows used for financing activities were $32.8 million for the first six months of 2017, and were largely driven by net repayments of $27.0 million on our revolving credit facilities and $4.9 million in repurchases of our outstanding common stock pursuant to our most recent $100 million stock repurchase program. Borrowings and repayments on our credit facilities are presented gross on our Consolidated Statements of Cash Flows. Net cash flows used for financing activities were $35.5 million for the first six months of 2016, due largely to $35.2 million in repurchases of our outstanding common stock pursuant to our stock repurchase program.
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
Credit Arrangements
See Note 7, "Debt" to the consolidated financial statements included in this Report for a discussion of our revolving credit facilities.
CONTRACTUAL OBLIGATIONS
As of June 30, 2017, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
As of June 30, 2017, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facilities. As of June 30, 2017, there were $108.0 million in borrowings outstanding under our revolving credit facilities. The interest rates applied to borrowings under the credit facilities are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facilities' borrowings of $108.0 million, would have an approximate $1.1 million annual effect on interest expense. During the first half of 2017, we reduced our short-term interest rate risk through the use of a short-term LIBOR Rate option for our outstanding credit facilities' borrowings balance of $108.0 million. We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of June 30, 2017, these contracts covered approximately 30% of our expected average monthly natural gas requirements for the remainder of 2017, and a lesser amount for 2018.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2017. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
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
We did not repurchase shares during the three months ended June 30, 2017.

ITEM 6.
Exhibits
The exhibit index is located on page 38 of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

Date: August 4, 2017	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

Date: August 4, 2017	By	/s/ ROBERT N. DAMMARELL
Robert N. Dammarell
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)

CLEARWATER PAPER CORPORATION
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1**[1]	Clearwater Paper Corporation 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 11, 2017).

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

**	Incorporated by reference.

1	Management contract or compensatory plan, contract or arrangement.