Form 10-Q
period 2017-09-30
Clearwater Paper Corp
filed 2017-10-31
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of October 27, 2017 was 16,433,415.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$426,504	$435,320	$1,293,692	$1,309,195
Costs and expenses:
Cost of sales	(386,581)	(396,605)	(1,154,344)	(1,127,103)
Selling, general and administrative expenses	(34,472)	(29,435)	(93,674)	(94,885)
Total operating costs and expenses	(421,053)	(426,040)	(1,248,018)	(1,221,988)
Income from operations	5,451	9,280	45,674	87,207
Interest expense, net	(7,683)	(7,520)	(23,399)	(22,559)
(Loss) earnings before income taxes	(2,232)	1,760	22,275	64,648
Income tax benefit (provision)	3,095	(859)	(5,860)	(24,437)
Net earnings	$863	$901	$16,415	$40,211
Net earnings per common share:
Basic	$0.05	$0.05	$1.00	$2.35
Diluted	0.05	0.05	0.99	2.33
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$863	$901	$16,415	$40,211
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $319, $248, $967 and $1,113	487	384	1,475	1,723
Amortization of prior service credit included in net periodic cost, net of tax of $(152), $(165), $(454) and $(497)	(230)	(257)	(691)	(770)
Settlement, net of tax of $ -, $1,054, $ - and $1,054	—	1,632	—	1,632
Other comprehensive income, net of tax	257	1,759	784	2,585
Comprehensive income	$1,120	$2,660	$17,199	$42,796
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,478	$23,001
Receivables, net	135,946	147,074
Taxes receivable	14,578	9,709
Inventories	257,833	258,029
Other current assets	6,450	8,682
Total current assets	423,285	446,495
Property, plant and equipment, net	1,014,835	945,328
Goodwill	244,283	244,283
Intangible assets, net	34,528	40,485
Other assets, net	12,080	7,751
TOTAL ASSETS	$1,729,011	$1,684,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$110,000	$135,000
Accounts payable and accrued liabilities	263,148	223,699
Current liability for pensions and other postretirement employee benefits	7,821	7,821
Total current liabilities	380,969	366,520
Long-term debt	570,331	569,755
Liability for pensions and other postretirement employee benefits	78,440	81,812
Other long-term obligations	40,942	41,776
Accrued taxes	2,557	2,434
Deferred tax liabilities	169,410	152,172
TOTAL LIABILITIES	1,242,649	1,214,469
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-16,433,415 and 24,223,191 shares issued	2	2
Additional paid-in capital	—	347,080
Retained earnings	537,329	569,861
Treasury stock, at cost, common shares-0 and 7,736,255 shares	—	(395,317)
Accumulated other comprehensive loss, net of tax	(50,969)	(51,753)
TOTAL STOCKHOLDERS' EQUITY	486,362	469,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,729,011	$1,684,342
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$16,415	$40,211
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	79,468	65,921
Equity-based compensation expense	2,523	9,826
Deferred tax provision	14,602	12,329
Employee benefit plans	(2,999)	(500)
Disposal of plant and equipment, net	3,755	30
Other, net	874	484
Changes in working capital, net	43,846	4,045
Changes in taxes receivable, net	(4,869)	7,217
Other, net	(1,439)	(680)
Net cash flows from operating activities	152,176	138,883
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(136,650)	(105,514)
Other, net	753	250
Net cash flows from investing activities	(135,897)	(105,264)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,875)	(51,528)
Borrowings on revolving credit facilities	185,000	944,844
Repayments of borrowings on revolving credit facilities	(210,000)	(931,832)
Other, net	(927)	(382)
Net cash flows from financing activities	(30,802)	(38,898)
Decrease in cash and cash equivalents	(14,523)	(5,279)
Cash and cash equivalents at beginning of period	23,001	5,610
Cash and cash equivalents at end of period	$8,478	$331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$27,867	$27,240
Cash paid for income taxes	2,367	16,050
Cash received from income tax refunds	5,988	10,543
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accrued property, plant and equipment	$2,173	$3,834
Other changes to property, plant and equipment	4,500	—
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
On March 31, 2017, we closed our Oklahoma City, Oklahoma converting facility. Notwithstanding the closure, we remain subject to the terms of a long-term master lease applicable to the facility.  In October 2017, we transferred to a third party substantially all of the remaining fixed assets and supplies inventory located at this facility and subleased the facility to the third party for the remaining term of the master lease for the facility.  In connection with the transfer of fixed assets, we recorded a loss of $4.3 million in the third quarter of 2017 related primarily to the writedown of the transferred assets to their held for sale value. This loss is included in “Selling, general and administrative expenses” in our Consolidated Statement of Operations. We expect to record a loss of approximately $3 million in the fourth quarter of 2017 related to the execution of the sublease agreement. The sublease agreement is expected to substantially reduce our cash requirements under the master lease over the term of the sublease.
Additionally, we have incurred $0.8 million and $6.8 million of closure-related costs associated with the Oklahoma City facility for the three and nine months ended September 30, 2017, respectively, which are included in "Cost of goods sold" in our Consolidated Statement of Operations.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, the related Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of September 30, 2017 and December 31, 2016, we had allowances for doubtful accounts of $1.3 million and $1.5 million, respectively.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,617.5 million and $1,582.0 million at September 30, 2017 and December 31, 2016, respectively.
For the nine months ended September 30, 2017, we capitalized $3.0 million of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard facility and $0.5 million associated with the construction of a paper machine at our Shelby, North Carolina consumer products facility. For the nine months ended September 30, 2016, we capitalized $1.6 million of interest expense associated with the continuous pulp digester project. In June 2017, we received land with a fair market value of $4.2 million from the City of Shelby, North Carolina and Cleveland County. We must fulfill certain obligations within five years or pay the value of the land or return the title to the land. This balance is included in "Property, plant, and equipment, net," with an associated amount in "Other long-term obligations" on our Consolidated Balance Sheet as of September 30, 2017.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets.
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,440,696 shares of our outstanding common stock as of September 30, 2017, pursuant to this repurchase program, of which 84,750 shares were repurchased during the first quarter of 2017 at an average price of $57.53 per share. We did not repurchase shares during the second or third quarters of 2017. As of September 30, 2017, we had up to $29.8 million of authorization remaining pursuant to this stock repurchase program.
During the third quarter of 2017, we retired 7,821,005 treasury shares. The impact of this retirement was reflected within the stockholders' equity line items on our Consolidated Balance Sheet.
DERIVATIVES
We had no activity during the three and nine months ended September 30, 2017 and 2016 that required hedge or derivative accounting treatment. However, to help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of September 30, 2017, these contracts covered approximately 30% of our expected average monthly natural gas requirements for the remainder of 2017, and a lesser amount for 2018. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718),(ASU 2016-09), which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. Specifically, the update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. The update also allows excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows. In addition, when accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur. Lastly, the update requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows, consistent with our historical practice. We adopted ASU 2016-09 in the first quarter of 2017. We have not changed our method of estimating forfeitures as a result of our adoption of this standard, however, we are currently evaluating the possibility of changing our tax-withholding policy to allow for more withholding of employee shares for tax purposes. As a result of adopting this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity on the statement of cash flows on a prospective basis and $1.0 million was charged to our income tax provision in the nine months ending September 30, 2017, resulting in a $0.06 earnings per share impact.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We expect the adoption of this ASU will increase both our assets and liabilities presented on our Consolidated Balance Sheets to reflect the ROU assets and corresponding lease liabilities, as well as increase our leasing disclosures. We plan to adopt this standard on January 1, 2019. We are continuing our assessment and review of existing leases, which may identify other impacts, and are addressing necessary policy and process changes in preparation for adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard was originally issued as effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. However, in July 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. In its approval, the FASB also permitted the early adoption of the standard, but not before the original effective date of fiscal years beginning after December 15, 2016. The standard may be applied under either a retrospective or cumulative effect adoption method. We plan on adopting the standard on the deferred effective date under the cumulative effect adoption method. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. Based on our assessments to-date, which have included review of our core revenue streams and contracts with key customers under the new standard, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements. We anticipate enhancing our disclosures upon the adoption of this standard as well as certain of our internal controls and processes. We are continuing our assessment, internal control considerations and internal process analysis, which may identify other impacts.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	September 30, 2017	December 31, 2016
Pulp, paperboard and tissue products	$158,075	$154,460
Materials and supplies	85,246	82,005
Logs, pulpwood, chips and sawdust	14,512	21,564
	$257,833	$258,029
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	September 30, 2017
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(32,387)	$30,014
Trade names and trademarks	7.4	6,786	(2,743)	4,043
Non-compete agreements	5.0	574	(558)	16
Other intangibles	6.0	572	(117)	455
		$70,333	$(35,805)	$34,528

	December 31, 2016
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(27,364)	$35,037
Trade names and trademarks	7.4	6,786	(1,972)	4,814
Non-compete agreements	5.0	574	(512)	62
Other intangibles	6.0	572	—	572
		$70,333	$(29,848)	$40,485

For the three months ended September 30, 2017 and 2016, intangible assets amortization expense was $2.0 million and $1.1 million, respectively. For the nine months ended September 30, 2017 and 2016, intangible assets amortization expense was $6.0 million and $3.2 million, respectively. The increase in the 2017 periods was due to the additional amortization expense attributable to intangible assets associated with the acquisition of Manchester Industries in December 2016.
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
Our estimated annual effective tax rate applied to the third quarter of 2017 is approximately 34%, compared with approximately 36% for the same period in 2016. The decrease in the rate is due to an increase in the benefit from federal and state tax credits.
The tax benefit in the current quarter is comprised of a benefit driven by the pre-tax loss for the quarter increased by a benefit from federal credits of $2.4 million.
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	September 30, 2017	December 31, 2016
Trade accounts payable	$189,940	$128,106
Accrued wages, salaries and employee benefits	34,174	49,871
Accrued discounts and allowances	11,292	10,291
Accrued utilities	6,993	6,712
Accrued taxes other than income taxes payable	6,570	6,946
Accrued interest	5,582	12,149
Accrued transportation	2,208	1,761
Other	6,389	7,863
	$263,148	$223,699
NOTE 7 Debt
REVOLVING CREDIT FACILITIES
As of September 30, 2017, there was an aggregate of $110.0 million in borrowings outstanding under the credit facilities and $6.8 million of the credit facilities was being used to support outstanding standby letters of credit. As of December 31, 2016, there was an aggregate of $135.0 million in borrowings outstanding under the credit facilities.
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
The borrowings outstanding under the revolving credit facilities as of September 30, 2017, consisted of short-term base and LIBOR rate loans and are classified as current liabilities in our Consolidated Balance Sheet. As of September 30, 2017, we would have been permitted to draw an additional $183.2 million under the credit facilities.
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	September 30, 2017	December 31, 2016
Long-term lease obligations, net of current portion	$23,426	$23,152
Deferred proceeds	5,966	9,013
Deferred compensation	5,168	7,219
Other	6,382	2,392
	$40,942	$41,776
NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments
Balance at December 31, 2016	$(51,753)
Other comprehensive income, net of tax[1]	784
Balance at September 30, 2017	$(50,969)

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments
Balance at December 31, 2015	$(55,548)
Other comprehensive income before reclassifications	953
Amounts reclassified from accumulated other comprehensive loss[2]	$1,632
Other comprehensive income, net of tax[1]	2,585
Balance at September 30, 2016	$(52,963)

[1]
Included in other comprehensive income are net periodic costs associated with our pension and other postretirement employee benefit (OPEB) plans that were reclassified from accumulated other comprehensive loss. For the nine months ended September 30, 2017 and 2016, actuarial loss amortization of $1.5 million and $1.7 million, respectively, as well as $0.7 million and $0.8 million, respectively, of prior service credit amortization were reclassified. These amounts are net of tax totaling $0.5 million and $0.6 million for each respective period. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

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

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended September 30,
(In thousands)	2017	2016	2017	2016
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$518	$391	$41	$62
Interest cost	3,288	3,518	688	730
Expected return on plan assets	(4,691)	(4,847)	—	—
Amortization of prior service cost (credit)	2	6	(384)	(428)
Amortization of actuarial loss (gain)	2,468	2,865	(1,662)	(2,233)
Settlement	—	3,482	—	—
Net periodic cost	$1,585	$5,415	$(1,317)	$(1,869)

	Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$1,552	$1,171	$122	$187
Interest cost	9,862	10,779	2,059	2,306
Expected return on plan assets	(14,073)	(14,608)	(1)	(1)
Amortization of prior service cost (credit)	6	17	(1,151)	(1,284)
Amortization of actuarial loss (gain)	7,405	8,510	(4,963)	(5,674)
Settlement	—	3,482	—	—
Net periodic cost	$4,752	$9,351	$(3,934)	$(4,466)
During the nine months ended September 30, 2017 and 2016, we made no contributions to our qualified pension plans. We do not expect, nor are we required, to make contributions in 2017.
During the nine months ended September 30, 2017, we made contributions of $0.2 million to our company-sponsored non-qualified pension plan. We estimate contributions will total $0.4 million in 2017. We do not anticipate funding our OPEB plans in 2017 except to pay benefit costs as incurred during the year by plan participants.
During the three and nine months ended September 30, 2017, $0.2 million and $0.5 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.1 million and $0.3 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations.
During the three and nine months ended September 30, 2016, less than $0.1 million and $0.8 million, respectively, of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.1 million and $0.6 million, respectively, were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations.
In 2016, we announced a voluntary, limited-time opportunity for former employees who are vested participants in certain of our qualified pension plans to request early payment of their entire pension plan benefit in the form of a single lump sum payment. Based on the level of payments made, settlement accounting rules applied to our salaried plan and resulted in a remeasurement of that plan.
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic average common shares outstanding[1]	16,457,991	16,844,920	16,466,325	17,141,329
Incremental shares due to:
Restricted stock units	42,122	54,796	37,021	35,853
Performance shares	50,506	104,476	42,914	74,604
Stock options	16,265	55,466	26,347	1,148
Diluted average common shares outstanding	16,566,884	17,059,658	16,572,607	17,252,934

Basic net earnings per common share	$0.05	$0.05	$1.00	$2.35
Diluted net earnings per common share	0.05	0.05	0.99	2.33

Anti-dilutive shares excluded from calculation	468,624	5,783	525,655	502,293

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Restricted stock units	$429	$352	$1,224	$1,012
Performance shares	567	877	1,793	2,313
Stock options	659	792	1,974	2,076
Total employee equity-based compensation expense	$1,655	$2,021	$4,991	$5,401
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
During the first nine months of 2017, 5,000 RSUs were settled and distributed. After adjusting for minimum tax withholdings, a net 3,351 shares were issued. In connection with the issued performance shares and RSUs, the minimum tax withholding payments made during the nine months ended September 30, 2017 totaled $0.8 million.
During the nine months ended September 30, 2017, we had 3,594 stock option awards expire with a weighted-average exercise price of $66.97. At September 30, 2017, we had 134,266 stock option awards that were exercisable with a weighted-average exercise price of $66.85.

The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2008 Stock Incentive Plan during the nine months ended September 30, 2017 and the grant-date fair value of the awards:

	Nine Months Ended
	September 30, 2017
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	66,774	$56.45
Performance shares	33,907	58.58
Stock options	158,484	18.82
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation expense of $0.5 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we recorded director equity-based compensation benefit of $2.5 million and compensation expense of $4.4 million, respectively.
As of September 30, 2017, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheet were $3.8 million and $2.5 million, respectively. At December 31, 2016, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $7.9 million and $3.2 million, respectively.
NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	September 30,		December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents (Level 1)	$8,478	$8,478	$23,001	$23,001
Borrowings under revolving credit facilities (Level 1)	110,000	110,000	135,000	135,000
Long-term debt (Level 2)	575,000	568,639	575,000	567,875
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

NOTE 14 Business Interruption and Insurance Recovery
On November 14, 2016, there was a fire at our Las Vegas, Nevada facility. There was minimal disruption to the converting operations at that facility. However, certain components of our paper machine were damaged, and we incurred approximately 17 days of paper machine downtime while repairs were being made. We were unable to produce through-air-dried parent rolls during this period at the Las Vegas facility. We were able to replace a portion of this lost production capacity by shipping parent rolls from our Shelby, North Carolina facility, in addition to making open market purchases. We maintain property and business interruption insurance and filed a claim with our insurance provider in the fourth quarter of 2016 to recover the cost of repairs to the equipment and estimated lost profits due to the disruption of the operations during the repair period. The total insurance claim for this event, net of policy deductible, was $3.3 million. In the fourth quarter of 2016, we recognized $1.5 million of insurance recovery associated with this claim in "Cost of sales" in our Consolidated Statement of Operations, which represented the insurance recovery for the cost of equipment repairs performed in the fourth quarter of 2016. Upon final resolution of this claim, in 2017 we recognized an additional $1.4 million in "Cost of sales" in our Consolidated Statement of Operations, which represented insurance recovery for estimated lost profits due to the disruption of operations resulting from this event.
On January 28, 2017, there was a fire at our Shelby, North Carolina facility warehouse. Although the building sustained minimal damage, the smoke and water damage to raw material and finished goods inventory was more significant. Operations were impacted during the clean-up and repair period. We filed a claim with our peril and stock insurance providers to recover the cost of repairs to the equipment and estimated lost profits and inventory due to the disruption of the operations during the repair and cleanup period. Net of policy deductibles, the insurance claim for this event totaled $2.9 million, and was settled in its entirety in the first quarter of 2017. These proceeds are included in “Cost of sales” in our consolidated Statement of Operations for the nine months ended September 30, 2017.
NOTE 15 Segment Information
The table below presents information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Segment net sales:
Consumer Products	$232,916	$253,319	$707,251	$746,249
Pulp and Paperboard	193,588	182,001	586,441	562,946
Total segment net sales	$426,504	$435,320	$1,293,692	$1,309,195

Operating income (loss):
Consumer Products[1]	$4,436	$17,201	$21,159	$54,135
Pulp and Paperboard	15,023	9,956	63,866	85,151
	19,459	27,157	85,025	139,286
Corporate[2]	(14,008)	(17,877)	(39,351)	(52,079)
Income from operations	$5,451	$9,280	$45,674	$87,207

Depreciation and amortization:
Consumer Products[1]	$16,073	$15,022	$50,607	$42,984
Pulp and Paperboard	8,328	6,530	24,789	19,346
Corporate	1,455	1,195	4,072	3,591
Total depreciation and amortization	$25,856	$22,747	$79,468	$65,921

[1]
Operating income for the Consumer Products segment for the three and nine months ended September 30, 2017 includes $5.1 million and $11.1 million, respectively, of costs associated with the closure of the Oklahoma City facility. These costs for the three and nine months ended September 30, 2017 include $4.3 million of loss on the writedown of assets to their held for sale value. Depreciation and amortization expense for the nine months ended September 30, 2017 includes $3.7 million of accelerated depreciation associated with the Oklahoma City facility closure.

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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2017

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$423,712	$55,894	$(53,102)	$426,504
Cost and expenses:
Cost of sales	(387,696)	(51,052)	52,167	(386,581)
Selling, general and administrative expenses	(24,676)	(9,796)	—	(34,472)
Total operating costs and expenses	(412,372)	(60,848)	52,167	(421,053)
Income (loss) from operations	11,340	(4,954)	(935)	5,451
Interest expense, net	(7,407)	(276)	—	(7,683)
Earnings (loss) before income taxes	3,933	(5,230)	(935)	(2,232)
Income tax (provision) benefit	(1,847)	4,589	353	3,095
Equity in loss of subsidiary	(641)	—	641	—
Net earnings (loss)	$1,445	$(641)	$59	$863
Other comprehensive income, net of tax	257	—	—	257
Comprehensive income (loss)	$1,702	$(641)	$59	$1,120

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2017

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$1,263,467	$196,399	$(166,174)	$1,293,692
Cost and expenses:
Cost of sales	(1,137,931)	(178,732)	162,319	(1,154,344)
Selling, general and administrative expenses	(71,445)	(22,229)	—	(93,674)
Total operating costs and expenses	(1,209,376)	(200,961)	162,319	(1,248,018)
Income (loss) from operations	54,091	(4,562)	(3,855)	45,674
Interest expense, net	(22,981)	(418)	—	(23,399)
Earnings (loss) before income taxes	31,110	(4,980)	(3,855)	22,275
Income tax (provision) benefit	(11,857)	4,582	1,415	(5,860)
Equity in loss of subsidiary	(398)	—	398	—
Net earnings (loss)	$18,855	$(398)	$(2,042)	$16,415
Other comprehensive income, net of tax	784	—	—	784
Comprehensive income (loss)	$19,639	$(398)	$(2,042)	$17,199

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$421,617	$70,912	$(57,209)	$435,320
Cost and expenses:
Cost of sales	(388,817)	(64,997)	57,209	(396,605)
Selling, general and administrative expenses	(27,453)	(1,982)	—	(29,435)
Total operating costs and expenses	(416,270)	(66,979)	57,209	(426,040)
Income from operations	5,347	3,933	—	9,280
Interest expense, net	(7,411)	(109)	—	(7,520)
(Loss) earnings before income taxes	(2,064)	3,824	—	1,760
Income tax benefit (provision)	661	(1,520)	—	(859)
Equity in income of subsidiary	2,304	—	(2,304)	—
Net earnings	$901	$2,304	$(2,304)	$901
Other comprehensive income, net of tax	1,759	—	—	1,759
Comprehensive income	$2,660	$2,304	$(2,304)	$2,660

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,266,300	$216,361	$(173,466)	$1,309,195
Cost and expenses:
Cost of sales	(1,102,229)	(198,340)	173,466	(1,127,103)
Selling, general and administrative expenses	(85,107)	(9,778)	—	(94,885)
Total operating costs and expenses	(1,187,336)	(208,118)	173,466	(1,221,988)
Income from operations	78,964	8,243	—	87,207
Interest expense, net	(22,427)	(132)	—	(22,559)
Earnings before income taxes	56,537	8,111	—	64,648
Income tax provision	(20,933)	(3,504)	—	(24,437)
Equity in income of subsidiary	4,607	—	(4,607)	—
Net earnings	$40,211	$4,607	$(4,607)	$40,211
Other comprehensive income, net of tax	2,585	—	—	2,585
Comprehensive income	$42,796	$4,607	$(4,607)	$42,796

Clearwater Paper Corporation
Consolidating Balance Sheet
At September 30, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$8,478	$—	$—	$8,478
Receivables, net	116,392	19,554	—	135,946
Taxes receivable	14,543	35	—	14,578
Inventories	221,233	40,455	(3,855)	257,833
Other current assets	5,846	604	—	6,450
Total current assets	366,492	60,648	(3,855)	423,285
Property, plant and equipment, net	898,859	115,976	—	1,014,835
Goodwill	244,283	—	—	244,283
Intangible assets, net	2,351	32,177	—	34,528
Intercompany receivable (payable)	(4,041)	186	3,855	—
Investment in subsidiary	144,691	—	(144,691)	—
Other assets, net	11,787	3,466	(3,173)	12,080
TOTAL ASSETS	$1,664,422	$212,453	$(147,864)	$1,729,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$110,000	$—	$—	$110,000
Accounts payable and accrued liabilities	241,938	21,210	—	263,148
Current liability for pensions and other postretirement employee benefits	7,821	—	—	7,821
Total current liabilities	359,759	21,210	—	380,969
Long-term debt	570,331	—	—	570,331
Liability for pensions and other postretirement employee benefits	78,440	—	—	78,440
Other long-term obligations	40,800	142	—	40,942
Accrued taxes	1,721	836	—	2,557
Deferred tax liabilities	127,009	45,574	(3,173)	169,410
TOTAL LIABILITIES	1,178,060	67,762	(3,173)	1,242,649
Stockholders’ equity excluding accumulated other comprehensive loss	537,331	144,691	(144,691)	537,331
Accumulated other comprehensive loss, net of tax	(50,969)	—	—	(50,969)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,664,422	$212,453	$(147,864)	$1,729,011

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,586	$3,415	$—	$23,001
Receivables, net	130,098	27,252	(10,276)	147,074
Taxes receivable	15,143	35	(5,469)	9,709
Inventories	208,472	51,432	(1,875)	258,029
Other current assets	8,161	521	—	8,682
Total current assets	381,460	82,655	(17,620)	446,495
Property, plant and equipment, net	802,064	143,264	—	945,328
Goodwill	244,283	—	—	244,283
Intangible assets, net	3,135	37,350	—	40,485
Intercompany receivable (payable)	30,034	(31,909)	1,875	—
Investment in subsidiary	145,089	—	(145,089)	—
Other assets, net	8,433	2,853	(3,535)	7,751
TOTAL ASSETS	$1,614,498	$234,213	$(164,369)	$1,684,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$135,000	$—	$—	$135,000
Accounts payable and accrued liabilities	202,187	37,257	(15,745)	223,699
Current liability for pensions and other postretirement employee benefits	7,821	—	—	7,821
Total current liabilities	345,008	37,257	(15,745)	366,520
Long-term debt	569,755	—	—	569,755
Liability for pensions and other postretirement employee benefits	81,812	—	—	81,812
Other long-term obligations	41,424	352	—	41,776
Accrued taxes	1,614	820	—	2,434
Deferred tax liabilities	105,012	50,695	(3,535)	152,172
TOTAL LIABILITIES	1,144,625	89,124	(19,280)	1,214,469
Stockholders’ equity excluding accumulated other comprehensive loss	521,626	145,089	(145,089)	521,626
Accumulated other comprehensive loss, net of tax	(51,753)	—	—	(51,753)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,614,498	$234,213	$(164,369)	$1,684,342

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$18,855	$(398)	$(2,042)	$16,415
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	56,642	22,826	—	79,468
Equity-based compensation expense	2,523	—	—	2,523
Deferred tax provision (benefit)	19,531	(4,929)	—	14,602
Employee benefit plans	(2,999)	—	—	(2,999)
Disposal of plant and equipment, net	481	3,274	—	3,755
Other, net	874	—	—	874
Changes in working capital, net	32,501	3,896	7,449	43,846
Changes in taxes receivable, net	600	—	(5,469)	(4,869)
Other, net	(413)	(1,026)	—	(1,439)
Net cash flows from operating activities	128,595	23,643	(62)	152,176
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(132,725)	(3,925)	—	(136,650)
Other, net	283	470	—	753
Net cash flows from investing activities	(132,442)	(3,455)	—	(135,897)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,875)	—	—	(4,875)
Borrowings on revolving credit facilities	185,000	—	—	185,000
Repayments of borrowings on revolving credit facilities	(210,000)	—	—	(210,000)
Investment from (to) parent	23,541	(23,603)	62	—
Other, net	(927)	—	—	(927)
Net cash flows from financing activities	(7,261)	(23,603)	62	(30,802)
Decrease in cash and cash equivalents	(11,108)	(3,415)	—	(14,523)
Cash and cash equivalents at beginning of period	19,586	3,415	—	23,001
Cash and cash equivalents at end of period	$8,478	$—	$—	$8,478

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$40,211	$4,607	$(4,607)	$40,211
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	50,214	15,707	—	65,921
Equity-based compensation expense	9,826	—	—	9,826
Deferred tax provision (benefit)	11,641	1,826	(1,138)	12,329
Employee benefit plans	(500)	—	—	(500)
Disposal of plant and equipment, net	30	—	—	30
Other, net	471	13	—	484
Changes in working capital, net	1,961	4,531	(2,447)	4,045
Changes in taxes receivable, net	6,178	(1,408)	2,447	7,217
Other, net	(1,205)	(613)	1,138	(680)
Net cash flows from operating activities	118,827	24,663	(4,607)	138,883
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(99,912)	(5,602)	—	(105,514)
Other, net	250	—	—	250
Net cash flows from investing activities	(99,662)	(5,602)	—	(105,264)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(51,528)	—	—	(51,528)
Borrowings on revolving credit facilities	944,844	—	—	944,844
Repayments of borrowings on revolving credit facilities	(931,832)	—	—	(931,832)
Investment from (to) parent	14,454	(19,061)	4,607	—
Other, net	(382)	—	—	(382)
Net cash flows from financing activities	(24,444)	(19,061)	4,607	(38,898)
Decrease in cash and cash equivalents	(5,279)	—	—	(5,279)
Cash and cash equivalents at beginning of period	5,610	—	—	5,610
Cash and cash equivalents at end of period	$331	$—	$—	$331

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure, discussion and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the benefits of, and expenses related to, the Oklahoma City closure, asset transfer and sublease, the costs, timing and benefits of optimization and strategic capital projects, benefits of the Manchester Industries acquisition, costs and timing associated with the Shelby, North Carolina facility expansion, operating costs, raw materials and input usage and costs, timing and costs related to major maintenance and repairs, capital expenditures, energy costs and usage, cash flows, tax rates, liquidity, and market risks. Words such as anticipate, expect, intend, plan, target, project, believe, schedule, estimate, may, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2016 Form 10-K, as well as the following:

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
Strategic Capital Projects
As part of our focus on strategic capital spending on projects that we expect to provide a positive return on investments, we announced in September 2015 the construction of a continuous pulp digester at our Lewiston, Idaho, pulp and paperboard facility. Construction of the pulp digester was completed and start-up began at the end of the third quarter. As of September 30, 2017, we have incurred a total of $132.0 million in total project costs, of which $13.8 million was incurred in the third quarter of 2017. We have also capitalized $5.7 million of interest related to the project, of which $1.2 million was capitalized in the third quarter of 2017. We estimate that the total cost for this pulp optimization project will be approximately $153 million, excluding estimated capitalized interest, with the majority of the remaining capital to be spent in the fourth quarter as we ramp up the pulp digester. We anticipate that this project will significantly reduce air emissions, result in operational improvements through increased pulp quality and production, and lower our costs through the more efficient utilization of wood chips.
On February 8, 2017, we announced plans to build a new tissue machine and related converting equipment at a site adjacent to our existing facility in Shelby, North Carolina. The new tissue machine will produce a variety of high-quality private label premium and ultra-premium bath, paper towel and napkin products. At full production capacity, the new tissue machine is expected to produce approximately 70,000 tons of tissue products annually. The estimated cost for the project includes approximately $280 million for the tissue machine, converting equipment and buildings, and approximately $60 million for the purchase and expansion of an existing warehouse that will consolidate all southeastern warehousing in Shelby. We project that the construction of the new facility will be completed in early 2019 and will be fully operational in 2020. During the nine months ended September 30, 2017, we spent $42.0 million on construction related activities and the new tissue machine in Shelby, of which $15.3 million was spent in the third quarter. We have also capitalized $0.5 million of interest related to the Shelby expansion, of which $0.3 million was capitalized in the third quarter of 2017.
Capital Allocation
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,440,696 shares of our outstanding common stock as of September 30, 2017, pursuant to this repurchase program, of which 84,750 shares were repurchased during the first quarter of 2017 at an average price of $57.53 per share. We did not repurchase shares during the second or third quarters of 2017. As of September 30, 2017, we had up to $29.8 million of authorization remaining pursuant to this stock repurchase program.
Facility Closure
Due to expected productivity gains from cost and optimization programs across the company, we announced the permanent closure of our Oklahoma City converting facility on November 29, 2016. This facility was closed on March 31, 2017. The production from this facility is expected to be more efficiently supplied by our other facilities. For the three and nine months ended September 30, 2017, we incurred closure-related costs of $0.8 million and $6.8 million, respectively.
Notwithstanding the closure, we remain subject to the terms of a long-term master lease applicable to the facility, which expires in May 2023. In October 2017, as a means to significantly reduce our expected cash requirements under the master lease ,we transferred to a third party substantially all of the remaining fixed assets and supplies inventory located at this facility and subleased the facility to the third party for the remaining term of the master lease. In connection with the transfer of fixed assets, we recorded a loss of $4.3 million in the third quarter of 2017 related primarily to the write-down of the transferred assets to their held for sale value. We expect to record a loss of approximately $3 million in the fourth quarter of 2017 related to the execution of the sublease agreement.

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

Cost of sales
	Three Months Ended September 30,
(Dollars in thousands)	2017		2016
	Cost	Percentage of Sales	Cost	Percentage of Sales	Cost Variance
Wages and benefits	$68,008	15.9%	$76,552	17.6%	$(8,544)
Transportation[1]	50,243	11.8	46,116	10.6	4,127
Purchased pulp	53,411	12.5	57,289	13.1	(3,878)
Chemicals	39,768	9.3	40,499	9.3	(731)
Chips, sawdust and logs	29,801	7.0	33,440	7.7	(3,639)
Maintenance and repairs[2]	29,078	6.8	36,129	8.3	(7,051)
Depreciation	22,359	5.2	20,196	4.6	2,163
Packaging supplies	21,977	5.2	22,031	5.1	(54)
Energy	22,408	5.3	24,346	5.6	(1,938)
	337,053	79.0	356,598	81.9	(19,545)
Other operating costs	49,528	11.6	40,007	9.2	9,521
Total cost of sales	$386,581	90.6%	$396,605	91.1%	$(10,024)

	Nine Months Ended September 30,
(Dollars in thousands)	2017		2016
	Cost	Percentage of Sales	Cost	Percentage of Sales	Cost Variance
Wages and benefits	$209,181	16.2%	$220,627	16.9%	$(11,446)
Transportation[1]	146,646	11.3	135,962	10.4	10,684
Purchased pulp	144,869	11.2	151,932	11.6	(7,063)
Chemicals	122,407	9.4	123,418	9.4	(1,011)
Chips, sawdust and logs	99,887	7.7	109,048	8.3	(9,161)
Maintenance and repairs[2]	74,244	5.7	75,779	5.8	(1,535)
Depreciation	69,266	5.4	58,256	4.5	11,010
Packaging supplies	65,867	5.1	64,396	4.9	1,471
Energy	66,710	5.2	65,529	5.0	1,181
	999,077	77.2	1,004,947	76.8	(5,870)
Other operating costs	155,267	12.0	122,156	9.3	33,111
Total cost of sales	$1,154,344	89.2%	$1,127,103	86.1%	$27,241

[1]	Includes internal and external transportation costs.

[2]	Excludes related labor costs.

Wages and benefits. Costs related to our employees primarily consist of wages and related benefit costs and payroll taxes. For the three and nine months ending September 30, 2017, wage and benefit costs decreased compared to the same periods in 2016 primarily due to decreased labor costs resulting from the implementation of our warehouse automation project at several of our Consumer Products segment's facilities, the closure of our Oklahoma City, Oklahoma facility and the December 2016 shutdown of two paper machines at our Neenah, Wisconsin facility, partially offset by annual wage increases.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. For the three and nine months ended September 30, 2017, transportation costs increased compared to the same periods in 2016 due to increased fuel prices, increased internal shipments as a result of the closure of our Oklahoma City facility, and higher transportation rates due to inclement weather caused by hurricanes in the Southeast in the third quarter of 2017.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three and nine months ended September 30, 2017, total purchased pulp costs decreased compared to the same periods in 2016 due primarily to reduced tissue shipments and the shutdown of two higher cost paper machines at our Neenah, Wisconsin facility, partially offset by increased purchased pulp usage at our Idaho and Arkansas pulp and paperboard facilities and elevated pulp prices resulting from robust market demand.
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
Chemical costs remained flat in the three and nine month periods ending September 30, 2017, compared to the same periods in 2016.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Chips, sawdust and log costs decreased for the three and nine months ending September 30, 2017, compared to the same period in 2016, primarily due to lower paperboard shipments and lower wood pricing in the Arkansas region.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the three months ended September 30, 2017, maintenance and repair spending decreased compared to the same period in 2016 due to lower planned maintenance at several of our Consumer Products segment's facilities, the shutdown of two paper machines at our Neenah, Wisconsin facility and the closure of our Oklahoma City facility, as well as to the timing of planned major maintenance at our Arkansas pulp and paperboard facility. All of the above were partially offset by additional incremental repairs during the scheduled major maintenance at our Lewiston, Idaho pulp and paperboard facility which led to a three day delay in the startup of the paper machines. For the nine months ended September 30, 2017 maintenance and repair spending was slightly lower than in the comparable period in 2016, as increased planned major maintenance spending at our Pulp and Paperboard segment was offset by the decreased maintenance spending in our Consumer Products segment, primarily at our Neenah, Ladysmith, Lewiston and Oklahoma City facilities.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities, and comply with environmental laws. During the nine months ended September 30, 2017, excluding capitalized interest of $3.4 million, we spent $135.4 million on capital expenditures, which included $104.3 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. During the three and nine months ended September 30, 2016, we spent $54.1 million and $107.8 million, respectively, on capital expenditures, excluding capitalized interest of $0.7 million and $1.6 million, respectively. These additional capital expenditures in the 2017 periods include $34.0 million and $65.9 million, respectively, of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment.

Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and nine months ended September 30, 2017 increased compared to the same periods in 2016 due primarily to accelerating depreciation in 2017 on certain Oklahoma City assets in association with the March 2017 facility closure, increased depreciation as a result of higher capital spending and the inclusion of depreciation related to the Manchester Industries acquisition.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period due primarily to volatility in temperatures and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a co-generation facility that produces steam and electricity at our Lewiston, Idaho manufacturing site helps to lower our energy costs. Energy costs for the three months ended September 30, 2017, decreased compared to the same period in 2016 primarily due to decreased usage in our Consumer Products segment as a result of lower shipments, our paper machine shutdowns at Neenah, Wisconsin and our plant closure at Oklahoma City, partially offset by higher seasonal electricity rates at our Las Vegas facility. Energy costs in the nine months ended September 30, 2017 increased compared to the same period in 2016 due to increased pricing for natural gas and increased electricity usage at our Arkansas Pulp and Paperboard facility due to an extended turbine generator outage.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of September 30, 2017, these contracts covered approximately 30% of our expected average monthly natural gas requirements for the remainder of 2017, and a lesser amount for 2018.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For the three months ended September 30, 2017, packaging costs remained flat compared to the same period in 2016. For the nine months ended September 30, 2017, packaging costs increased compared to the same period in 2016 due to higher poly and corrugate pricing.
Other. Other costs primarily consist of miscellaneous operating costs, which increased in the three and nine month periods ended September 30, 2017, compared to the same periods in 2016, due primarily to the inclusion of raw material costs for the operations of Manchester Industries, in addition to increases in certain other costs, most notably higher inventory costs recognized in the first quarter of 2017 resulting from planned production curtailments at the end of the fourth quarter of 2016. These increases were partially offset by $4.3 million of insurance recoveries related to claim settlements at our Las Vegas and Shelby facilities, as discussed in Note 14, “Business Interruption and Insurance Recovery,” to the consolidated financial statements included in this Report.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products.
Interest expense
Interest expense for the three and nine months ended September 30, 2017 and 2016 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. Interest expense also includes interest on the amount drawn under our revolving credit facilities and amortization of deferred issuance costs associated with all of our notes and revolving credit facilities.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended September 30,
(Dollars in thousands)	2017		2016
Net sales	$426,504	100.0%	$435,320	100.0%
Costs and expenses:
Cost of sales	(386,581)	90.6	(396,605)	91.1
Selling, general and administrative expenses	(34,472)	8.1	(29,435)	6.8
Total operating costs and expenses	(421,053)	98.7	(426,040)	97.9
Income from operations	5,451	1.3	9,280	2.1
Interest expense, net	(7,683)	1.8	(7,520)	1.7
(Loss) earnings before income taxes	(2,232)	0.5	1,760	0.4
Income tax benefit (provision)	3,095	0.7	(859)	0.2
Net earnings	$863	0.2%	$901	0.2%
Net sales—Third quarter 2017 net sales decreased by $8.8 million compared to the third quarter of 2016. This decrease was primarily the result of lower away-from-home and retail tissue sales, as well as lower parent roll sales due primarily to the paper machine shutdowns at our Neenah, Wisconsin facility in the fourth quarter of 2016 and weather related events in the third quarter of 2017. Partially offsetting these decreases were increased sales in our Pulp and Paperboard segment as a result of increased sales volumes resulting from the Manchester Industries acquisition and higher paperboard prices. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 90.6% of net sales for the third quarter of 2017 and 91.1% of net sales for the same period in 2016. Our overall cost of sales were $10.0 million lower than the third quarter of 2016, primarily as a result of lower wage and benefit and maintenance costs due to the shutdown of two of our paper machines at our Neenah, Wisconsin facility and the closure of our Oklahoma City, Oklahoma facility, in addition to the implementation of our warehouse automation project at several of our Consumer Products segment's facilities. These lower costs were partially offset by increased transportation costs, due to increased fuel pricing and additional internal shipments as a result of the closure of our Oklahoma City facility, the inclusion of Manchester Industries' operating costs in the third quarter of 2017, and elevated pulp prices resulting from robust market demand.
Selling, general and administrative expenses—Selling, general and administrative expenses for the third quarter of 2017 increased $5.0 million compared to the third quarter of 2016. The higher expense was primarily a result of $4.3 million of asset writedowns to held for sale value on certain Oklahoma City assets, $0.5 million of mark-to-market expense during the third quarter of 2017, compared to $0.1 million of mark-to-market expense during the third quarter of 2016, related to our directors' common stock units, which will ultimately be settled in cash, and increased amortization expense attributable to intangible assets acquired in connection with the purchase of Manchester Industries in the fourth quarter of 2016. These unfavorable impacts were partially offset by lower profit dependent accruals for the three months ended September 30, 2017, compared to the same period in 2016, and the absence of a $1.6 million pension settlement charge recorded during the third quarter of 2016.
Interest expense—Interest expense for the third quarter of 2017 increased by $0.2 million due to higher interest expense associated with higher borrowings under our revolving credit facilities, partially offset by capitalized interest of $1.5 million for the third quarter of 2017, compared to capitalized interest of $0.7 million for the third quarter of 2016.
Income tax provision—We recorded an income tax benefit of $3.1 million for the three months ended September 30, 2017, compared to income tax expense of $0.9 million in the same period in 2016. The benefit in the third quarter of 2017 was primarily driven by the pre-tax loss for the quarter, increased by federal tax credits of $2.4 million.
During the third quarters of 2017 and 2016, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the tax rate for the three months ended September 30, 2017 would have been approximately 18% compared to an adjusted rate of approximately 41% for the three months ended September 30, 2016. See the section entitled “Non-GAAP Measures” on page 32 of this report for a reconciliation of these adjusted income tax provision amounts to the comparable GAAP income tax provision amounts.

Discussion of Business Segments
Consumer Products

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$232,916	$253,319
Operating income	4,436	17,201
Percent of net sales	1.9%	6.8%

Shipments (short tons)
Non-retail	12,958	18,384
Retail	77,544	82,216
Total tissue tons	90,502	100,600
Converted products cases (in thousands)	12,727	13,770

Sales price (per short ton)
Non-retail	$1,468	$1,506
Retail	2,754	2,742
Total tissue	$2,574	$2,516
Net sales for the Consumer Products segment during the third quarter of 2017 decreased $20.4 million compared to the third quarter of 2016 as the result of a 10.0% reduction in sales volume, driven by lower away-from-home and retail tissue sales, lower parent roll sales due primarily to the paper machine shutdowns at our Neenah, Wisconsin facility in the fourth quarter of 2016, and weather related events in the third quarter of 2017. These decreases were partially offset by a favorable mix shift due to reduced sales of lower priced parent rolls, away-from-home products and contract manufacturing and increased sales of TAD bathroom tissue and paper towels.
Segment operating income for the third quarter of 2017 decreased by $12.8 million, compared to the third quarter of 2016, due primarily to the decreased sales, higher costs for transportation caused by disruption as a result of two hurricanes as well as additional internal shipments as a result of the closure of our Oklahoma City facility, higher pulp prices and higher packaging supply costs. Additionally, third quarter 2017 operating income for the segment included $4.3 million of asset writedowns to held for sale value on certain Oklahoma City assets. These unfavorable impacts were partially offset by lower wage and benefit and maintenance costs resulting from the shutdown of the two paper machines at our Neenah facility, the closure of our Oklahoma City facility, and reduced wage and benefit costs resulting from the implementation of our warehouse automation project at several facilities.
Pulp and Paperboard

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$193,588	$182,001
Operating income	15,023	9,956
Percent of net sales	7.8%	5.5%

Paperboard shipments (short tons)	200,569	196,271
Paperboard sales price (per short ton)	$965	$927
Net sales for the Pulp and Paperboard segment increased by $11.6 million during the third quarter of 2017, compared to the third quarter of 2016. The increase was due primarily to increased paperboard shipments, which included sales from Manchester Industries. In addition, overall pricing per short ton increased due to a favorable mix shift also due in part to the inclusion of Manchester Industries.
Operating income for the segment increased $5.1 million during the third quarter of 2017, compared to the third quarter of 2016, primarily due to increased sales and lower wood fiber, maintenance, and wage and benefits costs. These favorable impacts were partially offset by higher transportation and supply costs associated with Manchester Industries, in addition to increased depreciation.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Nine Months Ended September 30,
(Dollars in thousands)	2017		2016
Net sales	$1,293,692	100.0%	$1,309,195	100.0%
Costs and expenses:
Cost of sales	(1,154,344)	89.2	(1,127,103)	86.1
Selling, general and administrative expenses	(93,674)	7.2	(94,885)	7.2
Total operating costs and expenses	(1,248,018)	96.5	(1,221,988)	93.3
Income from operations	45,674	3.5	87,207	6.7
Interest expense, net	(23,399)	1.8	(22,559)	1.7
Earnings before income taxes	22,275	1.7	64,648	4.9
Income tax provision	(5,860)	0.5	(24,437)	1.9
Net earnings	$16,415	1.3	$40,211	3.1
Net sales—Net sales for the nine months ended September 30, 2017 decreased by $15.5 million, or 1.2%, compared to the same period in 2016. The decrease was primarily due to decreased shipments during the first nine months of 2017 in our Consumer Products segment and reduced overall net selling prices for paperboard, partially offset by increased shipments in our Pulp and Paperboard segment primarily due to the inclusion of Manchester Industries and a favorable sales mix in both segments. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 89.2% of net sales for the nine months ended September 30, 2017 and 86.1% of net sales for the same period in 2016. Our overall costs of sales were $27.2 million higher than the first nine months of 2016 primarily due to higher energy costs, increased transportation costs caused by disruption as a result of two hurricanes and additional internal shipments as a result of the closure of our Oklahoma City facility, higher pulp pricing, higher depreciation expense, higher costs associated with the inclusion of Manchester Industries, and higher inventory costs in the fourth quarter of 2016 that flowed through cost of sales in the first quarter of 2017. These cost increases were partially offset by lower wage and benefit costs resulting from the implementation of our warehouse automation project at several of our Consumer Products segment's facilities, the shutdown of two paper machines at our Neenah facility, the closure of our Oklahoma City facility as well as insurance recoveries recorded in the first quarter of 2017.
Selling, general and administrative expenses—Selling, general and administrative expenses for the nine months ended September 30, 2017 decreased $1.2 million primarily due to $2.5 million of mark-to-market benefit during the nine months ended September 30, 2017, compared to $4.4 million of mark-to-market expense in the same period of 2016, related to our directors' common stock units, lower profit dependent accruals, and the absence of a $1.6 million pension settlement charge for the first nine months of 2016. These favorable impacts were partially offset by $4.3 million of asset writedowns to their held for sale value on certain Oklahoma City assets and $2.2 million of increased amortization of intangibles resulting from our acquisition of Manchester Industries.
Interest expense—Interest expense for the nine months ended September 30, 2017 increased by $0.8 million compared to the same period in 2016. The increase was driven by a larger average balance on our revolving credit facilities during the nine months ended 2017 compared to the same period in 2016, partially offset by capitalized interest of $3.4 million in the first nine months of 2017 compared to $1.6 million in the same period in 2016.
Income tax provision—We recorded an income tax expense of $5.9 million in the nine months ended September 30, 2017, compared to $24.4 million in the same period of 2016. The rate determined under generally accepted accounting principles, or GAAP, for the nine months ended September 30, 2017 was approximately 26% compared to 38% for the same period of 2016. The net change to our effective tax rate in the nine months ended September 30, 2017, was primarily the result of net benefits from income tax credits.
During the nine months ended September 30, 2017 and 2016, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the tax rates for the nine months ended September 30, 2017 would have been approximately 29% compared to an adjusted rate of approximately 38% for the nine months ended September 30, 2016. See the section entitled “Non-GAAP Measures” on page 32 of this report for a reconciliation of these adjusted income tax provision amounts to the comparable GAAP income tax provision amounts.

Discussion of Business Segments
Consumer Products

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$707,251	$746,249
Operating income	21,159	54,135
Percent of net sales	3.0%	7.3%

Shipments (short tons)
Non-retail	43,372	62,770
Retail	233,944	236,338
Total tissue tons	277,316	299,108
Converted products cases (in thousands)	38,559	39,989

Sales price (per short ton)
Non-retail	$1,452	$1,492
Retail	2,750	2,757
Total tissue	$2,547	$2,492
Net sales for our Consumer Products segment decreased $39.0 million for the nine months ended September 30, 2017, compared to the same period of 2016, due to lower overall sales volumes. This decrease was driven by lower sales of both finished goods cases and parent rolls. The decreased parent roll sales are the result of our decision to discontinue selling TAD parent rolls in the first quarter of 2016 to support internal converting needs, in addition to the shutdown of two paper machines at our Neenah facility in the fourth quarter of 2016. These unfavorable comparisons were partially offset by a favorable sales mix as increased TAD bathroom tissue and paper towel sales combined with reduced parent roll sales had a favorable average price impact that partially offset the sales volume decrease.
Segment operating income for the nine months ended September 30, 2017 decreased by $33.0 million compared to the same period of 2016, largely due to the decreased sales volumes in addition to increased transportation caused by higher fuel prices and additional internal shipments as a result of the closure of our Oklahoma City facility, higher packaging costs and depreciation expense, higher inventory costs in the fourth quarter of 2016 that flowed through cost of sales in the first quarter of 2017, and elevated pulp prices resulting from robust market demand. These cost increases were offset by reduced wage and benefits costs, resulting from the implementation of our warehouse automation project at several facilities, the shutdown of the two paper machines at our Neenah facility in the fourth quarter of 2016, the closure of our Oklahoma City facility, and insurance recoveries recorded in the first quarter of 2017.
Pulp and Paperboard

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$586,441	$562,946
Operating income	63,866	85,151
Percent of net sales	10.9%	15.1%

Paperboard shipments (short tons)	618,103	596,743
Paperboard sales price (per short ton)	$949	$942
Net sales for the Pulp and Paperboard segment increased by $23.5 million during the nine months ended September 30, 2017, compared to the same period of 2016. The increase was primarily due to the inclusion of Manchester Industries.
Operating income for the segment decreased $21.3 million during the nine months ended September 30, 2017, compared to the same period of 2016, primarily due to increased costs for purchased pulp, maintenance and energy, in addition to increased amortization expense resulting from the acquisition of Manchester Industries. These cost increases were partially offset by reduced wood fiber usage and prices at our Arkansas facility.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net earnings	$863	$901	$16,415	$40,211
Interest expense, net	7,683	7,520	23,399	22,559
Income tax (benefit) provision	(3,095)	859	5,860	24,437
Depreciation and amortization expense[1]	25,856	22,747	79,468	65,921
EBITDA	$31,307	$32,027	$125,142	$153,128
Directors' equity-based compensation expense (benefit)	463	89	(2,470)	4,425
Costs associated with Oklahoma City facility closure[2]	5,057	—	7,406	—
Costs associated with Long Island facility closure	314	466	1,145	1,431
Reorganization related expenses	480	—	480	—
Manchester Industries acquisition related expenses	—	—	220	—
Write-off of assets as a result of Warehouse Automation project	—	—	41	—
Pension settlement expense	—	3,482	—	3,482
Gain associated with the sale of the specialty mills, net	—	(1,755)	—	(1,755)
Adjusted EBITDA	$37,621	$34,309	$131,964	$160,711

[1]
Depreciation and amortization expense for the three months ended September 30, 2017 includes accelerated depreciation of $0.1 million as a result of the warehouse automation project, as well as $0.3 million associated with the closed Long Island facility. Depreciation and amortization expense for the nine months ended September 30, 2017 includes $3.7 million of accelerated depreciation associated with the Oklahoma City facility closure, $0.4 million as a result of the warehouse automation project, and $0.6 million associated with the closed Long Island facility.

[2]
Costs associated with the Oklahoma City facility closure for both the three and nine months ended September 30, 2017 include $4.3 million of loss on the writedown of assets to their held for sale value.

The following table provides our Adjusted income tax provisions for the three and nine months ended September 30, 2017 and 2016, as well as a reconciliation to income tax provision.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
GAAP Income tax benefit (provision)	$3,095	$(859)	$(5,860)	$(24,437)
Special items, tax impact:
Directors' equity-based compensation (expense) benefit	(157)	(32)	831	(1,568)
Costs associated with Oklahoma City facility closure	(1,719)	—	(3,762)	—
Costs associated with Long Island facility closure	(208)	(166)	(586)	(509)
Reorganization related expenses	(163)	—	(163)	—
Accelerated depreciation of assets as a result of Warehouse Automation project	(41)	—	(121)	—
Manchester Industries acquisition related expenses	—	—	(74)	—
Write-off of assets as a result of Warehouse Automation project	—	—	(14)	—
Pension settlement expense	—	(1,242)	—	(1,242)
Gain associated with the sale of the specialty mills, net	—	626	—	626
Adjusted income tax benefit (provision)	$807	$(1,673)	$(9,749)	$(27,130)

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the nine months ended September 30, 2017 and 2016:

(In thousands)	2017	2016
Net cash flows from operating activities	$152,176	$138,883
Net cash flows from investing activities	(135,897)	(105,264)
Net cash flows from financing activities	(30,802)	(38,898)
Cash Flows Summary
Net cash flows provided by operating activities for the nine months ended September 30, 2017 increased by $13.3 million compared to the same period in 2016. The increase in operating cash flows was driven by cash provided by working capital of $43.8 million during the nine months ended September 30, 2017, primarily related to an increase in accounts payable and accrued liabilities, compared to cash provided by working capital of $4.0 million for the same period in 2016. These sources of cash were partially offset by a decrease in net earnings after adjusting for non-cash related items compared to the nine months ended September 30, 2016.
Net cash flows used for investing activities increased by $30.6 million primarily due to additions to plant and equipment. Capital spending for plant and equipment increased by $31.1 million compared to the same period in 2016 due to our continued focus on strategic capital projects, including our continuous pulp digester project at our Lewiston, Idaho facility and the new tissue machine at our Shelby, North Carolina facility.
Net cash flows used for financing activities were $30.8 million for the first nine months of 2017, and were largely driven by net repayments of $25.0 million on our revolving credit facilities and $4.9 million in repurchases of our outstanding common stock pursuant to our most recent $100 million stock repurchase program. Borrowings and repayments on our credit facilities are presented gross on our Consolidated Statements of Cash Flows. Net cash flows used for financing activities were $38.9 million for the first nine months of 2016, due largely to $51.5 million in repurchases of our outstanding common stock pursuant to our stock repurchase program, partially offset by net borrowings of $13.0 million on our revolving credit facilities.
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
CONTRACTUAL OBLIGATIONS
As of September 30, 2017, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
As of September 30, 2017, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facilities. As of September 30, 2017, there were $110.0 million in borrowings outstanding under our revolving credit facilities. The interest rates applied to borrowings under the credit facilities are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facilities' borrowings of $110.0 million, would have an approximate $1.1 million annual effect on interest expense. During the nine months ended September 30, 2017, we reduced our short-term interest rate risk through the use of a short-term LIBOR Rate option for our outstanding credit facilities' borrowings balance of $100.0 million. We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of September 30, 2017, these contracts covered approximately 30% of our expected average monthly natural gas requirements for the remainder of 2017, and a lesser amount for 2018.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2017. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
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
We did not repurchase shares during the three months ended September 30, 2017.

ITEM 6.
Exhibits

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

CLEARWATER PAPER CORPORATION
(Registrant)

October 30, 2017	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

October 30, 2017	By	/s/ ROBERT N. DAMMARELL
Robert N. Dammarell
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)