Form 10-K
period 2017-12-31
Clearwater Paper Corp
filed 2018-02-21
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 30, 2017 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $755.5 million. Shares of common stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 16, 2018, 16,447,898 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed on or about April 3, 2018, with the Securities and Exchange Commission in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the acquisition of Manchester Industries and closure of our Oklahoma City facility, our strengths and related benefits, our strategy, pulp production and the continuous digester at our Idaho facility, raw materials and input usage and costs, including energy costs and usage, benefits, production quality and quantity, costs and timing associated with the new Shelby, North Carolina facility, strategic capital projects and related costs and benefits, energy conservation, cash flows, capital expenditures, return on investment from capital projects, tax rates, operating costs, selling, general and administrative expenses, timing of and costs related to major maintenance and repairs, liquidity, benefit plan funding levels, capitalized interest and interest expenses. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

•	the loss of, changes in prices in regards to, or reduction in orders from a significant customer;

•	changes in customer product preferences and competitors' product offerings;

•	our ability to successfully implement our operational efficiencies and cost savings strategies;

•	our ability to execute on our expansion strategies, including on-time completion of our planned new tissue manufacturing operations in Shelby, North Carolina;

•
customer acceptance and timing and quantity of purchases of our tissue products, including the existence of sufficient demand for and the quality of tissue produced by our expanded Shelby, North Carolina operations when they are completed;

•	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

•	labor disruptions;

•	changes in transportation costs and disruptions in transportation services;

•	changes in the cost and availability of wood fiber and wood pulp;

•	manufacturing or operating disruptions, including IT system and IT system implementation failures, equipment malfunction and damage to our manufacturing facilities;

•	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

•	cyclical industry conditions;

•	changes in expenses and required contributions associated with our pension plans;

•	environmental liabilities or expenditures;

•	cyber-security risks;

•	reliance on a limited number of third-party suppliers for raw materials;

•	our inability to service our debt obligations;

•	restrictions on our business from debt covenants and terms; and

•	changes in laws, regulations or industry standards affecting our business.
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

ITEM 1.
Business
GENERAL
Clearwater Paper manufactures quality consumer tissue, away-from-home tissue (or AFH), parent roll tissue, bleached paperboard and pulp at manufacturing facilities across the nation. The company is a premier supplier of private label tissue to major retailers and wholesale distributors, including grocery, drug, mass merchants and discount stores. In addition, the company produces bleached paperboard used by quality-conscious printers and packaging converters, and offers services that include custom sheeting, slitting and cutting. Clearwater Paper's employees build shareholder value by developing strong customer relationships through quality and service.
On December 16, 2016, we acquired Manchester Industries, or Manchester, an independently-owned paperboard sales, sheeting and distribution supplier to the packaging and commercial print industries. The addition of Manchester's customers to our paperboard business extends our reach and service platform to small and mid-sized folding carton plants, by offering a range of converting services that include custom sheeting, slitting and cutting. These converting operations include five strategically located facilities in Virginia, Pennsylvania, Indiana, Texas and Michigan.
On March 31, 2017, we permanently closed our Oklahoma City, Oklahoma converting facility. Due to productivity gains from cost and optimization programs across the company, we expect the production from this facility to be effectively absorbed and more efficiently supplied by our other facilities.
Company Strengths
Leading private label tissue manufacturer with a broad U.S. footprint. Our consumer products business is a premier private label tissue manufacturer. We have through-air-dried, or TAD, tissue manufacturing facilities in Shelby, North Carolina and Las Vegas, Nevada, and non-TAD manufacturing facilities located in Ladysmith, Wisconsin, Lewiston, Idaho, and Neenah, Wisconsin, as well as converting operations strategically located across the United States. We believe we were the sixth largest tissue manufacturer in the North American tissue market as of December 31, 2017, based on tissue parent roll capacity. Our broad manufacturing footprint allows us to service a diverse customer base, on a cost effective basis, including major grocery store chains and retailers across the U.S.
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
Long-standing customer relationships. Our consumer products business supplies private label tissue products to several of the largest national retail chains. Our top 10 consumer products customers in 2017 accounted for approximately 80% of our total consumer products net sales. The average tenure of these customer relationships was approximately 11 years. In total, our consumer products business maintained 79 customers across a broad geographic area. We also have long-standing customer relationships with our paperboard customers. Our top 10 paperboard customers in 2017 accounted for approximately 45% of our total paperboard net sales. The average tenure of these customer relationships was approximately 30 years.
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
Strategy
Our long-term strategy is to expand our business to meet the needs of our customers and optimize the profitability of both our consumer products business and our paperboard business. In the near-term, our focus is on successfully completing strategic capital projects, optimizing the operating efficiency and cost effectiveness of both segments of our company and growing in-line with our customer's needs.

ORGANIZATION
Our businesses are organized into two operating segments: Consumer Products and Pulp and Paperboard. Additional information relating to the amounts of net sales, operating income, depreciation and amortization, identifiable assets and capital expenditures attributable to each of our operating segments for 2015-2017, as well as geographic information regarding our net sales, is set forth in Note 19, "Segment Information" to our consolidated financial statements included under Part II, Item 8 of this report.
Consumer Products Segment
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products as well as AFH products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers. In 2017, our Consumer Products segment had net sales of $941.9 million. A listing of our Consumer Products segment facilities is included under Part I, Item 2 of this report.
Tissue Industry Overview
Consumer Tissue Products. The U.S. tissue market can be divided into two market segments: the at-home or consumer retail purchase segment, which represents approximately two-thirds of U.S. tissue sales; and the AFH segment, which represents the remaining one-third of U.S. tissue market sales and includes locations such as restaurants, hotels and office buildings.
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

In bathroom tissue, the majority of our sales are high quality two-ply ultra and premium products. In paper towels, we produce and sell ultra quality towels as well as premium and value towels. In the facial category, we sell ultra-lotion three-ply and a complete line of two-ply premium products, as well as value facial tissue. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. Recycled fiber value grade products are also produced for customers who wish to further diversify their product portfolio. We compete primarily in the at-home portion of the U.S. tissue market, which made up approximately 95% of our Consumer Products segment sales in 2017.
We manufacture and sell a line of AFH products to customers with commercial and industrial tissue needs. Products include conventional one- and two-ply bath tissue, two-ply paper towels, hard wound towels and dispenser napkins.
During 2017, our consumer products were manufactured on 10 paper machines in facilities located throughout the U.S. Parent rolls from our paper machines are then converted and packaged at our converting facilities located across the U.S. Two of our paper machines, located in Las Vegas, Nevada and Shelby, North Carolina, produce TAD tissue that we convert into national brand comparable, ultra quality towels and bath tissue.
In 2017 and 2016, through multi-outlet channels, which include grocery, drug, dollar, super and club stores, we sold approximately 32% and 33%, respectively, of the total private label tissue products in the U.S.
We had one customer in the Consumer Products segment, the Kroger Company, that accounted for approximately 15.3% of our total company net sales in 2017, approximately 13.4%, of our total company net sales in 2016, and approximately 12.3%, of our total company net sales in 2015.
We sell private label tissue products through our own sales force and compete based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.
Pulp and Paperboard Segment
Our Pulp and Paperboard segment manufactures and markets bleached paperboard for the high-end segment of the packaging industry and is a leading producer of SBS paperboard, as well as offering services that include custom sheeting, slitting and cutting of paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products, and slush pulp, which it supplies to our Consumer Products segment. In 2017, our Pulp and Paperboard segment had net sales of $788.5 million. A listing of our Pulp and Paperboard segment facilities is included under Part I, Item 2 of this report.
Pulp and Paperboard Industry Overview
SBS paperboard is a premium paperboard grade that is most frequently used to produce folding cartons, liquid packaging, cups and plates, blister and carded packaging, top sheet, and commercial printing items. SBS paperboard is used for such products because it is manufactured using virgin fiber combined with the kraft bleaching process, which results in superior cleanliness, brightness and consistency. SBS paperboard is often manufactured with a clay coating to provide superior surface printing qualities. SBS paperboard can also be extrusion coated with a plastic film to provide a moisture barrier for some uses.
In general, the process of making paperboard begins by chemically cooking wood fibers to make pulp. The pulp is bleached to provide a white, bright pulp, which is formed into paperboard. Bleached pulp that is to be used as market pulp is dried and baled on a pulp drying machine, bypassing the paperboard machines. The various grades of paperboard are wound into rolls for converting to final end users. Liquid packaging and cup stock grades are often coated with polyethylene, a plastic coating, in a separate operation to create a resistant and durable liquid barrier.
Folding Carton Segment. Folding carton is the largest portion of the SBS category of the U.S. paperboard industry, comprising approximately 40% of the category in 2017. Within the folding carton segment there are varying qualities of SBS paperboard. The high end of the folding carton category in general requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. SBS paperboard is also used in the packaging of frozen foods, beverages and baked goods.
Liquid Packaging and Cup Segment. SBS liquid packaging paperboard is primarily used in the U.S. for the packaging of juices. In Japan and other Asian countries, SBS liquid packaging paperboard is primarily used for the packaging of milk and other consumable liquids. The cup segment of the market consists primarily of hot and cold drink cups and food packaging. The hot and cold cups are primarily used to serve beverages in quick-service restaurants, while round food containers are often used for packaging premium ice-cream, hot noodle and dry food products.

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
Our Pulp and Paperboard Business
Our Pulp and Paperboard segment operates pulp and paperboard facilities in Idaho, which has two paperboard machines, and Arkansas, which has one paperboard machine. As of December 31, 2017, we were one of the five largest producers of bleached paperboard in North America with approximately 12% of the available production capacity. Additionally, we provide custom sheeting, slitting, and cutting of paperboard products from five converting facilities.
Our overall pulp and paperboard production consists primarily of folding carton, liquid packaging, cup and plate products, blister and carded packaging, top sheet, commercial printing grades and hardwood and softwood pulp.
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
With the exception of our capability to supply just-in-time sheeting and narrow rolls, we do not produce converted paperboard end-products, so we are not simultaneously a supplier of and a competitor to our customers in key market segments, notably folding carton. Of the five largest SBS paperboard producers in the U.S., we are the only producer that does not convert SBS paperboard into folding cartons, cups, plates, and liquid packaging end-use products. We believe our position provides us a diverse group of loyal customers because when there is increased market demand for paperboard, we do not anticipate diverting our production to internal uses.
We can convert paperboard parent rolls to flat sheets and narrow rolls, which expands our in-market service capabilities and allows us to support small and mid-sized folding carton converters that buy sheeted paperboard to convert into packaging end-products. Providing a service platform in this way expands the key folding carton segment of our business and does not compete with our customers in other key market segments.
At our Idaho facility we produce bleached softwood pulp primarily for internal use, including in our Consumer Products segment.
With the recent installation of a continuous pulp digester at our Idaho facility, our pulp mills are capable of producing approximately 908,000 tons of pulp on an annual basis. We completed the continuous pulp digester installation at our Idaho facility at the end of the third quarter of 2017 and expect it to be at full production capacity by the end of the first quarter of 2018. In 2017, we produced approximately 807,000 tons of pulp in the aggregate and utilized approximately 83% of that production, or approximately 673,000 tons, to produce approximately 794,000 tons of paperboard. The increase in tonnage from pulp to paperboard production is due to the addition of coatings and other manufacturing processes. We also used approximately 16% of our pulp production, or approximately 129,000 tons, in our Consumer Products segment to produce tissue products. The remaining pulp production of less than 1%, or approximately 5,000 tons, was sold externally by our Consumer Products segment.
We utilize various methods for the sale and distribution of our paperboard and softwood pulp. The majority of our paperboard is sold to packaging converters domestically through sales managers located throughout the U.S., with a smaller percentage channeled through distribution to commercial printers. Additionally, we directly sell sheeted paperboard products to folding carton converters, merchants and commercial printers. The majority of our international paperboard sales are conducted through sales agents and are primarily denominated in U.S. dollars. Our principal methods of competing are product quality, customer service and price.
RAW MATERIALS AND INPUT COSTS
For our manufacturing operations, the principal raw material used is wood fiber, which consists of purchased pulp and chips, sawdust and logs. In 2017, our Consumer Products segment sourced approximately 46% of its total pulp supply internally, with the remainder purchased from external suppliers. We own and operate a wood chipping facility located in Clarkston, Washington, near our Lewiston, Idaho, facility, which we believe bolsters our wood fiber position and provides short-term and long-term cost savings.
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
Our maintenance and repairs are expensed as incurred. We perform routine maintenance on our machines and equipment and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
We also record depreciation expense associated with our plant and equipment.
Further information regarding our raw material and input costs is included under "Operating Costs" within Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
SEASONALITY
Our Consumer Products segment experiences a decrease in shipments during the fourth quarter generally as a result of decreased consumer demand, retail brand holiday promotions, and end of year inventory management by non-retail customers.  In addition, customer buying patterns for our paperboard generally result in lower sales for certain grades of our Pulp and Paperboard segment during the first and fourth quarters, when compared to the second and third quarters of a given year.
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
EMPLOYEES
As of December 31, 2017, we had approximately 3,280 employees, of which approximately 1,870 were employed by our Consumer Products segment, approximately 1,230 were employed by our Pulp and Paperboard segment, and approximately 180 were corporate administration employees. This workforce consisted of approximately 790 salaried employees and approximately 2,490 hourly and fixed rate employees. As of December 31, 2017, approximately 49% of our workforce was covered under collective bargaining agreements.

Unions represent hourly employees at three of our manufacturing sites. We had two hourly union labor contracts that expired in 2017 and are currently being renegotiated:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
August 31, 2017	Consumer Products Division & Pulp & Paperboard Division - Lewiston, Idaho	United Steel Workers (USW)	950
August 31, 2017	Consumer Products Division & Pulp & Paperboard Division - Lewiston, Idaho	International Brotherhood of Electrical Workers (IBEW)	60

The following hourly union labor contract expires in 2018:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
May 31, 2018	Pulp & Paperboard Division - Lewiston, Idaho, No. 4 Power Boiler Unit	International Association of Machinists (IAM)	40

EXECUTIVE OFFICERS OF THE REGISTRANT
The following individuals are deemed our “executive officers” under the Securities Exchange Act of 1934 as of January 1, 2018. Executive officers of the company are generally appointed as such at the annual meeting of our board, and each officer holds office until the officer’s successor is duly elected and qualified or until the earlier of the officer’s death, resignation, retirement, removal by the board or as otherwise provided in our bylaws. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which they were selected as officers. No family relationships exist among any of our executive officers.
Linda K. Massman (age 51), has served as President and Chief Executive Officer, as well as a director, since January 2013. Ms. Massman served as President and COO from November 2011 to December 2012. She served as CFO and Senior Vice President, Finance from May 2011 to November 2011, and as CFO and Vice President, Finance from December 2008 to May 2011. From September 2008 to December 2008, Ms. Massman served as Vice President of Potlatch Corporation pending completion of the spin-off of Clearwater Paper Corporation. From May 2002 to August 2008, Ms. Massman was Group Vice President, Finance and Corporate Planning, for SUPERVALU Inc., a grocery retail company. In 2017, Ms. Massman served in the position of board chair for the American Forest & Paper Association (AF&PA), the national trade association of the forest products industry. Ms. Massman also serves as a director of Black Hills Corporation (NYSE: BKH), an energy company, and as a member of its Compensation Committee, as well as a director for TreeHouse Foods, Inc. (NYSE:THS) and is a member of its Audit Committee and Governance Committee.
John D. Hertz (age 51) joined the company in June 2012 as Senior Vice President, and has served as Senior Vice President, Finance and Chief Financial Officer since August 2012. From June 2010 to June 2012, Mr. Hertz was the Vice President and Chief Financial Officer of Novellus Systems, Inc. From October 2007 to June 2010, he served as Novellus' Vice President of Corporate Finance and Principal Accounting Officer and as Vice President and Corporate Controller from June 2007 to October 2007. From 2000 to 2007, Mr. Hertz worked for Intel Corporation where he held a number of positions, including Central Finance Controller of the Digital Enterprise Group, Finance Controller of the Enterprise Platform Services Division and Accounting Policy Controller. Prior to that, Mr. Hertz was a Senior Manager with KPMG, LLP.
Michael S. Gadd (age 53) has served as Senior Vice President since May 2011 and General Counsel and Corporate Secretary since December 2008. He served as Vice President from December 2008 to May 2011. From March 2006 to December 2008, Mr. Gadd served as Associate General Counsel of Potlatch Corporation, and served as Corporate Secretary of Potlatch from July 2007 to December 2008. From January 2001 to January 2006, Mr. Gadd was an attorney with Perkins Coie, LLP in Portland, Oregon.
Arsen S. Kitch (age 36) has served as Vice President, General Manager, Consumer Products since January 2018. He served as Vice President, Finance from January 2015 through December 2017, and served as Senior Director, Planning and Strategy from August 2013 through December 2014. Mr. Kitch was with Nestlé, a food manufacturer, from 2011 to 2013 including as a Finance Director in his final position.
Kari G. Moyes (age 50) has served as Senior Vice President, Human Resources since February 2015, and served as Vice President, Labor Relations from July 2013 through January 2015. From November 2010 through June 2013, Ms. Moyes served as National Director of Human Resources for Nestlé. Prior to her tenure with Nestle, Ms. Moyes spent 10 years with Pepsico in various capacities.

ITEM 1A.
Risk Factors
Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.
Increases in tissue supply, particularly in the premium and ultra categories, could adversely affect our operating results and financial condition.
Over the past few years, several new or refurbished premium and ultra-quality tissue paper machines have been completed or announced by us and by our competitors, including private label competitors, which will result in a substantial increase in the supply of premium and ultra-quality tissue in the North American market. Additionally, several new or refurbished conventional tissue machines have been installed or announced, including as a result of foreign competitors increasing their presence and operations in North America. We believe that increasing tissue capacity, together with intensifying competition experienced by our retail customers, has made it difficult for us to pass through to our customers the significant increases in input costs we have experienced in the last several years. If demand for tissue products in the North American market does not increase or consumer preferences as to tissue products changes, the increase in supply of ultra-quality tissue products could have a material adverse effect on the price of premium and ultra-quality tissue products. In addition, increased supply of premium and ultra-quality tissue may adversely affect the market prices for such tissue and result in the displacement of demand for conventional tissue, which could adversely effect the market price for conventional tissue products, which will continue to represent a significant portion of our total production for the foreseeable future.
The loss of, or a significant reduction in, orders from, or changes in prices in regards to, any of our large customers could adversely affect our operating results and financial condition.
We derive a substantial amount of revenues from a concentrated group of customers. For example, our top 10 consumer products customers in 2017 accounted for approximately 80% of our total consumer products net sales. We have experienced increased price and promotion competition for our consumer products customers, particularly in regards to ultra-quality products, and this competition has decreased our gross margins and adversely affected our financial condition. Our top 10 paperboard customers in 2017 accounted for approximately 45% of our total paperboard net sales. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our results of operations and financial condition. Some of our customers have the capability to produce the parent rolls or products that they purchase from us.
We generally do not have long-term contracts with many of our customers that ensure a continuing level of business from them. In addition, our agreements with our customers, including our largest customers, are not exclusive and generally do not contain minimum volume purchase commitments. Our relationship with our largest and most important customers will depend on our ability to continue to meet their needs for quality products and services at competitive prices. If we lose one or more of these customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed. In the third quarter of 2017, our largest tissue customer made the decision to go from a single source model to a multi-source model for their private label tissue supply beginning in the first quarter of 2018. This decision will primarily affect conventional tissue supply to this customer and we do not expect to be able to fully replace this lost volume in 2018 through sales to other customers.
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
Changing retail purchasing patterns have increased the need to increase operating efficiencies and diversify our customer base and sales channels.
We have historically sold a majority of our consumer tissue products through retail grocery stores.  These and other traditional retail outlets are facing increasingly intense competition from supercenters, club stores, wholesale grocers, and drug, dollar, variety and specialty stores, as well as competitors who have incorporated the internet as a direct-to-consumer channel and internet-only providers that sell tissue and other grocery products.  The intense competition faced by our customers has resulted in increased efforts by them to reduce costs from suppliers like us and requires that we become more cost efficient in order to maintain our market share and profitability.  The changing retail landscape also requires that we develop and maintain relationships with a wider variety of retailers and retail channels to succeed in this dynamic environment.
Our operational efficiency optimization and cost-saving goals may not be fully achieved or may not support the level of investment or commitment we are making.
Our near term strategy of improving our competitive position by investing to achieve increased operational efficiencies and implementing cost control measures may not be fully achieved. Those goals, along with the capital projects we have invested in or are investing in to help achieve these goals, including the continuous digester at our Lewiston facility and warehouse automation at several facilities, may not achieve expected operational or financial results in the time frames we anticipate, or at all. Such delays or failures could materially affect our business, cash flows and financial condition.
The expansion of our business through the construction of new tissue making and converting facilities may not proceed as anticipated.
In connection with our long-term expansion strategy, we are adding a paper machine capable of producing certain premium and ultra-quality tissue products, and converting facilities to our Shelby, North Carolina site. The tissue machine to be installed in North Carolina is highly complex and costly and it can be manufactured by only one company in the world. Installing this machine and building the supporting facilities entails numerous risks, including difficulties in completing the project on time due to construction or permitting issues, cost overruns, difficulties in integrating the new operations and personnel, and uncertainties regarding the existence of sufficient customer demand and acceptance of the quality of the tissue produced once the new paper machine becomes operational. Any of these risks, if realized, could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, such events could also divert management’s attention from other business concerns.
United States and global economic conditions could have adverse effects on the demand for our products and financial results.
U.S. and global economic conditions and currency exchange rates have a significant impact on our business and financial results. Recessed global economic conditions and a strong U.S. dollar can affect our business in a number of ways, including causing declines in global demand for consumer tissue and paperboard, which increases the likelihood or the pace of foreign manufacturers entering into or increasing sales into the U.S. market.
Increased competition and supply from foreign manufacturers could have adverse effects on the demand for our products and financial results.
Foreign manufacturers in Asia and Europe are currently in the process of increasing, and are expected to continue to increase, their paperboard production capabilities. This, in turn, may result in increased competition in the North American paperboard markets from direct sales by foreign competitors into these markets and/or increased competition in the U.S. as domestic manufacturers seek increased U.S. sales to offset displaced overseas sales caused by increased sales by foreign suppliers into Asia and European markets. An increased supply of foreign paperboard products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our results of operations and cash flows.
Our business and financial performance may be harmed by future labor disruptions.
As of December 31, 2017, approximately 49% of our full-time employees were represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. In 2017, the collective bargaining agreements for hourly employees at our Lewiston, Idaho facility, which affects approximately 1,010 employees, expired and are currently being negotiated. Any failure to reach an agreement with one of the unions may result in strikes, lockouts, work slowdowns, stoppages or other labor actions, any of which could have a material adverse effect on our operations and financial results.
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
The costs of these transportation services are also affected by geopolitical and economic events. In 2017, our transportation costs were 11.6% of our sales, with those costs spiking in the second half of 2017 as the result of higher line haul rates, diesel prices and weather related events. We have not been able in the past, and may not be able in the future, to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices as a result of increased fuel or transportation costs, our gross margins may be materially adversely affected.
We depend on external sources of wood pulp and wood fiber for a significant portion of our tissue production, which subjects our business and results of operations to potentially significant fluctuations in the price of market pulp and wood fiber.
Our Consumer Products segment sources a significant portion of its wood pulp requirements from external suppliers, which exposes us to price fluctuation. In 2017, we sourced approximately 54% of our pulp requirements for tissue manufacturing externally, comprising approximately 11.2% of our sales.
Pulp prices can, and have, changed significantly from one period to the next. The volatility of pulp prices can adversely affect our earnings if we are unable to pass cost increases on to our customers or if the timing of any price increases for our products significantly trails the increases in pulp prices. In 2017, we were not able to pass on these pulp price increases to our customers due to competitive conditions.
Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products and consumer products. In 2017, our wood fiber costs were 7.8% of our sales. Much of the wood fiber we use in our pulp manufacturing process in Lewiston, Idaho, is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in the lumber industry. The significant reduction in home building over the past several years resulted in the closure or curtailment of operations at many sawmills and consolidation amongst suppliers. The expansion of operations and production of other paper mills and wood pellet manufacturers in the Inland Northwest region of the United States can, and has, increased the demand and price for wood fiber. Additionally, the ability of paper and wood pellet mills in British Columbia to acquire wood fiber from the Inland Northwest region with limited to no reciprocal ability by U.S. mills to acquire wood fiber from British Columbia, reduces the supply of and increases the costs for wood fiber. The price of wood fiber is expected to remain volatile.
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
We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our pulp and paperboard facilities require periodic shutdowns to perform major maintenance. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which they occur and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during the shutdown period. We had two scheduled major maintenance shutdowns in 2017, which occurred during the second quarter at our Arkansas facility and the third quarter at our Lewiston, Idaho pulp and paperboard facility.
Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. For example, we had a fire in the first quarter of 2017 at our Shelby, North Carolina facility. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism, changes in or non-compliance with environmental or safety laws and the lack of availability of services from any of our facilities' key suppliers. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our results of operations.
The cost of chemicals and energy needed for our manufacturing processes significantly affects our results of operations and cash flows.
We use a variety of chemicals in our manufacturing processes, including petroleum-based polyethylene and certain petroleum-based latex chemicals. In 2017, our chemical costs were 9.6% of our sales. Prices for these chemicals have been and are expected to remain volatile. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages and cost increases, ration the amount of chemicals available to us, and therefore we may not be able to obtain at favorable prices the chemicals we need to operate our business, if we are able to obtain them at all.
Our manufacturing operations also utilize large amounts of electricity and natural gas. In 2017, our energy costs were 5.0% of our sales. Energy prices have fluctuated widely over the past decade, which in turn affects our cost of sales. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, geopolitical events, government regulation, and natural disasters. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage. Any significant energy shortage or significant increase in our energy costs in circumstances where we cannot raise the price of our products could have a material adverse effect on our results of operations. Any disruption in the supply of energy could also affect our ability to meet customer demand in a timely manner and could harm our reputation.
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
We use information technology, or IT, systems in various aspects of our operations, including enterprise resource planning, or ERP, management of inventories and customer sales. Some of these systems have been in place for long periods of time. We have different legacy IT systems that we are continuing to integrate. If one of these systems was to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our manufacturing and sales operation, results of operations and financial condition. In addition, we may underestimate the costs and expenses of developing and implementing new systems.
We may be required to pay material amounts under multiemployer pension plans.
We contribute to two multiemployer pension plans. The amount of our annual contributions to each of these plans is negotiated with the plan and the bargaining unit representing our employees covered by the plan. In 2017, we contributed approximately $6 million to these plans, and in future years we may be required to make increased annual contributions, which would reduce the cash available for business and other needs. In addition, in the event of a partial or complete withdrawal by us from any multiemployer plan that is underfunded, we would be liable for a proportionate share of such multiemployer plan's unfunded vested benefits, referred to as a withdrawal liability. A withdrawal liability is considered a contingent liability. In the event that any other contributing employer withdraws from any multiemployer plan that is underfunded, and such employer cannot satisfy its obligations under the multiemployer plan at the time of withdrawal, then the proportionate share of the plan’s unfunded vested benefits that would be allocable to us and to the other remaining contributing employers would increase and there could be an increase to our required annual contributions. In renegotiations of collective bargaining agreements with labor unions that participate in these multiemployer plans, we may decide to discontinue participation in these plans.
One of the multiemployer pension plans to which we contribute, the PACE Industry Union-Management Pension Fund, or PIUMPF, was certified to be in “critical status” for the plan year beginning January 1, 2010, and continued to be in critical status through the plan year beginning January 1, 2014. For the plan years beginning January 1, 2015 through

January 1, 2017, PIUMPF was certified to be in "critical and declining status" under the Multiemployer Pension Plan Reform Act of 2014. In 2013, two large employers withdrew from PIUMPF and in 2015 the largest employer in PIUMPF also withdrew. Additional employers have continued to withdraw, or announced plans to withdraw, from the fund in 2016 and 2017, including the second largest remaining employer in early 2018. We believe that we are now the largest contributing employer. Further withdrawals by contributing employers could cause a “mass withdrawal” from, or effectively a termination of, PIUMPF or alternatively we could elect to withdraw. Although we have no current intention to withdraw from PIUMPF, if we were to withdraw, either completely or partially, we would incur a withdrawal liability based on our share of PIUMPF’s unfunded vested benefits. Based on our records as of December 31, 2017, as well as information provided by PIUMPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2017, the payments that we would be required to make to PIUMPF in the event of our complete withdrawal would be approximately $5.7 million per year on a pre-tax basis. These payments would continue for 20 years, unless we were deemed to be included in a “mass withdrawal” from PIUMPF, in which case these payments would continue in perpetuity. PIUMPF's rehabilitation plan also purports to require additional accumulated funding deficiency amounts due upon a withdrawal that we believe to be unenforceable.
However, we are not able to determine the exact amount of our withdrawal liability because the amount could be higher or lower depending on the nature and timing of any triggering event, the funded status of the plan and our level of contributions to the plan prior to the triggering event. These withdrawal liability payments would be in addition to pension contributions to any new pension plan adopted or contributed to by us to replace PIUMPF, all of which would reduce the cash available for business and other needs. Adverse changes to or requirements under pension laws and regulations or adverse changes, requirements or claims pursuant to the fund's rehabilitation plan could increase the likelihood and amount of our liabilities arising under PIUMPF.
Our company-sponsored pension plans are currently underfunded, and we may be required to make cash payments to the plans, reducing cash available for our business.
We have company-sponsored pension plans covering certain of our salaried and hourly employees. The volatility in the value of equity and fixed income investments held by these plans, coupled with a low interest rate environment resulting in higher liability valuations, has caused these plans to be underfunded as the projected benefit obligation has exceeded the aggregate fair value of plan assets by varying year-end amounts since 2008. At December 31, 2017, and 2016, our company sponsored pension plans were underfunded in the aggregate by $6.8 million and $18.8 million, respectively. As a result of underfunding, we may be required to make contributions to our qualified pension plans in future years, which would reduce the cash available for business and other needs. In 2017, we made no contributions to these pension plans, and we are not required to make contributions in 2018.
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
Our ability to successfully compete in the pulp and paperboard industry is influenced by a number of factors, including manufacturing capacity, general economic conditions and the availability and demand for paperboard substitutes. Our pulp and paperboard business competes with International Paper, WestRock, Georgia-Pacific, and international producers, most of whom are much larger than us. Any increase in manufacturing capacity by any of these or other producers could result in overcapacity in the pulp and paperboard industry, which could cause downward pressure on pricing. For example, several newer facilities in China have large paperboard manufacturing capacities, the output of which is expected to increase paperboard supplies on the international market. Also, a large European manufacturer has begun paperboard production at a new facility with products intended for the North American market. Furthermore, customers could choose to use types of paperboard that we do not produce or could rely on alternative materials, such as plastic, for their products. An increased supply of any of these products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our results of operations and cash flows.
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
As of December 31, 2017, we had $730 million of outstanding indebtedness, and we could incur substantial additional indebtedness in the future. Our ability to make payments on and to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
These restrictions on our ability to operate our business at our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities, or to borrow in order to fund further capital expenditures. In addition, our senior secured revolving credit facilities require, among other things, that we maintain a consolidated total leverage ratio in an amount not to exceed 4.50 to 1.00 in 2018, 4.25 to 1.00 in 2019 and 4.00 to 1.00 thereafter (subject to certain exceptions with respect to acquisitions in excess of an agreed threshold amount) and a consolidated interest coverage ratio in an amount not less than 1.75 to 1.00 through 2020 and 2.25 to 1.00 thereafter. Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.
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

•	a classified Board of Directors with three-year staggered terms;

•
the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	stockholder action can only be taken at a special or regular meeting and not by written consent;

•	advance notice procedures for nominating candidates to our Board of Directors or presenting matters at stockholder meetings;

•	removal of directors only for cause;

•	allowing only our Board of Directors to fill vacancies on our Board of Directors; and

•	supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.
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

ITEM 1B.
Unresolved Staff Comments
None.

ITEM 2.
Properties
FACILITIES
We own and operate facilities located throughout the United States. The following table lists each of our facilities and its location, use, and 2017 capacity and production:

	USE	LEASED OR OWNED	CAPACITY[1]		PRODUCTION[1]
CONSUMER PRODUCTS
Tissue Manufacturing Facilities:
Ladysmith, Wisconsin	Tissue	Owned	56,000	tons	50,000	tons
Las Vegas, Nevada	TAD tissue	Owned	38,000	tons	34,000	tons
Lewiston, Idaho	Tissue	Owned	190,000	tons	190,000	tons
Neenah, Wisconsin	Tissue	Owned	54,000	tons	53,000	tons
Shelby, North Carolina[2]	TAD tissue	Owned/Leased	77,000	tons	76,000	tons
			415,000	tons	403,000	tons
Tissue Converting Facilities:
Elwood, Illinois[2]	Tissue converting	Owned/Leased	73,000	tons	64,000	tons
Las Vegas, Nevada	Tissue converting	Owned	64,000	tons	61,000	tons
Lewiston, Idaho	Tissue converting	Owned	90,000	tons	81,000	tons
Neenah, Wisconsin	Tissue converting	Owned	70,000	tons	55,000	tons
Oklahoma City, Oklahoma[4]	Tissue converting	Leased	—	tons	2,000	tons
Shelby, North Carolina[2]	Tissue converting	Owned/Leased	73,000	tons	72,000	tons
			370,000	tons	335,000	tons
PULP AND PAPERBOARD
Pulp Mills:
Cypress Bend, Arkansas	Pulp	Owned	318,000	tons	302,000	tons
Lewiston, Idaho[3]	Pulp	Owned	590,000	tons	505,000	tons
			908,000	tons	807,000	tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	Paperboard	Owned	360,000	tons	337,000	tons
Lewiston, Idaho	Paperboard	Owned	465,000	tons	457,000	tons
			825,000	tons	794,000	tons
Sheeted Paperboard Facilities:
Mendon, Michigan[2]	Paperboard sheeting	Owned/Leased	50,000	tons	40,000	tons
Wilkes-Barre, Pennsylvania[2]	Paperboard sheeting	Owned/Leased	40,000	tons	23,000	tons
Dallas, Texas[2]	Paperboard sheeting	Owned/Leased	36,000	tons	20,000	tons
Richmond, Virginia[2]	Paperboard sheeting	Owned/Leased	35,000	tons	23,000	tons
Hagerstown, Indiana[2]	Paperboard sheeting	Owned/Leased	32,000	tons	25,000	tons
			193,000	tons	131,000	tons

Columbia City, Oregon	Chip shipment	Leased		N/A		N/A
Clarkston, Washington	Wood chipping	Owned		N/A		N/A

CORPORATE
Alpharetta, Georgia	Operations and administration	Leased		N/A		N/A
Spokane, Washington	Corporate headquarters	Leased		N/A		N/A

[1]
Production amounts are approximations for full year 2017. Annual capacity is an estimate based on assumptions and judgments concerning, among other things, both market demand and product mix, which change from time-to-time.

[2]	The buildings located at these facilities are leased by Clearwater Paper or a subsidiary, and the operating equipment located within the buildings are owned by Clearwater Paper or a subsidiary.

[3]
In 2017, we completed the installation of our continuous pulp digester. Given this digester was only in-service for approximately the last three months of the year, production figures do not reflect what we anticipate full annual production to be once the digester has been in-service for a full annual period. We anticipate it to be at full production by the end of the first quarter of 2018.

[4]	On March 31, 2017 we closed our Oklahoma City converting facility. As of December 31, 2017, the facility is subleased.

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

	Common Stock Price
	High	Low
Year Ended December 31, 2017:
Fourth Quarter	$50.45	$42.20
Third Quarter	50.10	44.05
Second Quarter	57.40	43.60
First Quarter	67.45	51.75
Year Ended December 31, 2016:
Fourth Quarter	$68.40	$50.30
Third Quarter	69.75	59.18
Second Quarter	66.65	47.55
First Quarter	49.58	32.00
HOLDERS
On February 16, 2018, the last reported sale price for our common stock on the New York Stock Exchange was $37.05 per share. As of February 16, 2018, there were approximately 775 registered holders of our common stock.
DIVIDENDS
We have not paid any cash dividends and do not anticipate paying a cash dividend in 2018. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and our stockholders. The declaration and amount of any dividends, however, would be determined by our Board of Directors and would depend on our earnings, our compliance with the terms of our notes and revolving credit facilities that contain certain restrictions on our ability to pay dividends, and any other factors that our Board of Directors believes are relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Please see Part III, Item 12 of this report for information relating to our equity compensation plans.
ISSUER PURCHASES OF EQUITY SECURITIES
Please see Part II, Note 2, "Summary of Significant Accounting Policies" of this report for information relating to our purchases of equity securities.

ITEM 6.
Selected Financial Data
All of the data listed below has been derived from our audited financial statements. Our historical financial and other data is not necessarily indicative of our future performance. Amounts for 2014 forward reflect the sale of our specialty business and mills on December 30, 2014.

(In thousands, except net earnings (loss) per share amounts)	2017	2016	2015	2014	2013
Net sales	$1,730,408	$1,734,763	$1,752,401	$1,967,139	$1,889,830
Income from operations	72,328	111,317	123,670	79,811	99,328
Net earnings (loss)[1]	97,339	49,554	55,983	(2,315)	106,955
Working capital[2]	33,537	79,975	199,010	302,069	374,416
Long-term debt, net of current portion	570,524	569,755	568,987	568,221	640,410
Stockholders’ equity	575,434	469,873	474,866	497,537	605,094
Capital expenditures	198,685	155,677	134,104	99,600	86,508
Property, plant and equipment, net	1,050,982	945,328	866,538	810,987	884,698
Total assets	1,802,252	1,684,342	1,527,369	1,579,149	1,735,235
Net earnings (loss) per basic common share[1]	$5.91	$2.91	$2.98	$(0.11)	$4.84
Average basic common shares outstanding	16,464	17,001	18,762	20,130	22,081
Net earnings (loss) per diluted common share[1]	$5.88	$2.90	$2.97	$(0.11)	$4.80
Average diluted common shares outstanding	16,556	17,106	18,820	20,130	22,264

[1]
Net earnings and net earnings per basic and diluted common share for the twelve months ended December 31, 2017 reflect a $70 million tax benefit resulting from the remeasurement of the company's net deferred tax liabilities following passage of the Tax Cuts and Jobs Act signed into law on December 22, 2017.

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
OVERVIEW
Recent Events
Strategic Capital Projects
As part of our focus on strategic capital spending on projects that we expect to provide a positive return on investments, we announced in September 2015 the construction of a continuous pulp digester project at our Lewiston, Idaho, pulp and paperboard facility. Construction of the pulp digester was completed and start-up began at the end of the third quarter of 2017. As of December 31, 2017, we have incurred a total of $139.7 million in total project costs, of which $48.9 million was incurred in 2017. We have also capitalized $6.2 million of interest related to the project to date, of which $3.5 million was capitalized in 2017. We anticipate that this project will significantly reduce air emissions, result in operational improvements through increased pulp quality and production, and lower our costs through the more efficient utilization of wood chips.
On February 8, 2017, we announced plans to build a new tissue machine and related converting equipment at a site adjacent to our existing facility in Shelby, North Carolina. The new tissue machine will produce a variety of high-quality private label premium and ultra-premium bath, paper towel and napkin products. At full production capacity, the new tissue machine is expected to produce approximately 70,000 tons of tissue products annually. The estimated cost for the project includes approximately $280 million for the tissue machine, converting equipment and buildings, and approximately $60 million for the purchase and expansion of an existing warehouse that will consolidate all southeastern warehousing in Shelby. We project that the construction of the new facility will be completed in early 2019 and will be at full production capabilities in 2020. During the year ended December 31, 2017, we spent $76.1 million on construction related activities and the new tissue machine in Shelby. We also capitalized $1.1 million of interest related to the Shelby expansion in 2017.
Facility Closure
Due to expected productivity gains from cost and optimization programs across the company, we announced the closure of our Oklahoma City, Oklahoma converting facility on November 29, 2016. The facility was closed on March 31, 2017. The prior production from this facility is now being supplied by our other facilities. We incurred $16.4 million of costs related to this closure, of which $14.7 million was incurred in 2017.
Notwithstanding the closure, we remain subject to the terms of a long-term master lease applicable to the facility, which expires in May 2023. In October 2017, as a means to significantly reduce our expected cash requirements under the master lease, we transferred to a third party substantially all of the remaining fixed assets and supplies inventory located at this facility and subleased the facility to the third party for the remaining term of the master lease. In connection with the transfer of fixed assets and execution of the sublease agreement, we recorded a loss of $4.3 million in the third quarter of 2017 related primarily to the write-down of the transferred assets to their held-for-sale value and a loss of $3.2 million in the fourth quarter of 2017 related to the execution of the sublease agreement.
Acquisition of Manchester Industries
On December 16, 2016, we acquired Manchester Industries, or Manchester, an independently-owned paperboard sales, sheeting and distribution supplier to the packaging and commercial print industries, for total consideration of $71.7 million. The addition of Manchester Industries' customers to our paperboard business extends our reach and service platform to small and mid-sized folding carton plants, by offering a range of converting services that include custom sheeting, slitting, and cutting. These converting operations include five strategically located facilities in Virginia, Pennsylvania, Indiana, Texas, and Michigan.

Selling, General and Administrative Cost Structure Changes
In the second half of 2017, we began a review of our selling, general and administrative cost structure as part of our effort to maintain our longer-term competitiveness.  As a result of this review, in the fourth quarter of 2017 we began executing on a plan that is expected to result in lower selling, general and administrative expenses beginning in 2018.  In 2017, we incurred $2.3 million of expenses associated with these efforts, which consisted primarily of professional services and severance expenses.
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
Demand and pricing for consumer tissue products is currently being affected by increased supply as a result of new tissue machines that have been added or publicly announced in North America, as well as changing dynamics in the at-home tissue segment as a result of changing consumer purchasing habits, consolidations and new entrants in the consumer retail channel, and new and evolving sales and distribution channels. These changing conditions contribute to a very competitive environment for consumer tissue. We expect a reduction in our overall tissue volume sales in 2018 as a result of the loss of a portion of sales to our largest tissue customer.
Our pulp and paperboard business is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, historical prices for our products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. In addition, currency exchange rates affect U.S. supplies of paperboard, as non-U.S. manufacturers are more attracted to the U.S. market when the dollar is relatively strong. Paperboard pricing increased in 2017 compared to 2016.
The markets for our products are highly competitive. Our business is capital intensive, which leads to high fixed costs and large capital outlays and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors have lower production costs, greater buying power and are integrated, and, as a result, may be less adversely affected than we are by price decreases.
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

	Years Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Cost[3]	Percentage of Sales	Cost[3]	Percentage of Sales	Cost	Percentage of Sales
Wages and benefits	$277,902	16.1%	$297,277	17.1%	$291,736	16.6%
Transportation[1]	200,177	11.6	182,145	10.5	184,824	10.5
Purchased pulp	193,358	11.2	196,848	11.3	186,065	10.6
Chemicals	165,328	9.6	166,954	9.6	179,812	10.3
Chips, sawdust and logs	135,802	7.8	148,583	8.6	147,498	8.4
Depreciation	91,312	5.3	80,652	4.6	76,379	4.4
Packaging supplies	88,245	5.1	86,273	5.0	90,696	5.2
Maintenance and repairs[2]	88,221	5.1	95,800	5.5	90,709	5.2
Energy	87,287	5.0	87,163	5.0	100,322	5.7
	1,327,632	76.7	1,341,695	77.3	1,348,041	76.9
Other operating costs	201,989	11.7	153,932	8.9	164,808	9.4
Total cost of sales	$1,529,621	88.4%	$1,495,627	86.2%	$1,512,849	86.3%

[1]	Includes internal and external transportation costs.

[2]	Excluding related labor costs.

[3]	Costs for Manchester are included from the December 16, 2016 acquisition date forward.
Wages and benefits. Costs related to our employees primarily consist of wages and related benefit costs and payroll taxes. Wage and benefit costs for 2017 decreased compared to 2016 primarily due to decreased labor costs resulting from the implementation of our warehouse automation project at several of our Consumer Products segment's facilities, the closure of our Oklahoma City facility and the December 2016 shutdown of two paper machines at our Neenah, Wisconsin facility, partially offset by annual wage increases and the inclusion of Manchester.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Our transportation costs for 2017 increased compared to 2016 due primarily to increased fuel prices, increased internal case shipments as a result of the closure of our Oklahoma City facility, location of inventory and customer demand, higher shipping rates due to inclement weather as a result of hurricanes in the Southeast in the third quarter of 2017, and the inclusion of Manchester.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For 2017, total purchased pulp costs decreased compared to 2016, due primarily to reduced tissue shipments and the shutdown of two higher cost paper machines at our Neenah facility, partially offset by increased purchased pulp usage because of major maintenance outages at our Idaho and Arkansas pulp and paperboard facilities and elevated pulp prices resulting from robust market demand.
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
In 2017, our chemical costs remained relatively flat compared to 2016.
Chips, sawdust and logs. We purchase chips, sawdust and logs that we use to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Chips, sawdust and log costs decreased in 2017 compared to 2016 due to favorable pricing, lower pulp production and improved pulping yields.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of Sales" on our Consolidated Statements of Operations. Depreciation expense for 2017 increased compared to 2016, primarily as a result of higher depreciation related to capital spending during recent periods, accelerating depreciation on certain Oklahoma City assets in association with the March 2017 facility closure, and the inclusion of depreciation related to Manchester.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For 2017, packaging costs increased slightly compared to 2016 due to higher poly and corrugate pricing, which was partially offset by reduced tissue shipments.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts.
Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. In 2017, maintenance costs decreased compared to 2016 due to reduced maintenance spending in our Consumer Products segment, primarily at our Neenah, Ladysmith, Lewiston and Oklahoma City facilities, partially offset by increased major maintenance spending in our Pulp and Paperboard segment. We do not expect any planned major maintenance activities in 2018.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. In 2017, we spent $194.0 million on capital expenditures, excluding capitalized interest of $4.6 million, which included $152.6 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. These strategic projects in 2017 and 2016 consist primarily of the continuous pulp digester at our Idaho pulp and paperboard facility, the expansion of our Shelby, North Carolina facility, and the warehouse automation projects at several of our Consumer Products segment's facilities. During 2016, excluding capitalized interest of $2.3 million, we spent $153.4 million on capital expenditures, which included $93.9 million of strategic capital spending.
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
Energy costs for 2017 were flat compared to 2016 as increased usage at our Arkansas and Idaho Pulp and Paperboard facilities, due to extended turbine generator outages and higher natural gas prices, were offset by reduced usage as a result of shutdowns of two paper machines at Neenah and the Oklahoma City closure. To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of December 31, 2017, these contracts covered approximately 17% of our expected average monthly natural gas requirements for 2018, which includes approximately 30% of the expected average monthly requirements for the first quarter. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on our ability to reduce our energy usage through conservation.
Other. Other costs consist of miscellaneous operating costs, which increased for the year ended December 31, 2017 compared to 2016 primarily due to the inclusion of Manchester, in addition to increases in certain other costs, most notably higher inventory costs recognized in the first quarter of 2017 resulting from planned production curtailments at the end of the fourth quarter of 2016. These increases were partially offset by insurance recoveries primarily related to claim settlements at our Las Vegas and Shelby facilities, as discussed in Note 18, "Business Interruption and Insurance Recovery."
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
The following table details our tax provision and effective tax rates for the years ended December 31, 2017, 2016 and 2015:

(Dollars in thousands)	2017	2016	2015
Income tax (benefit) provision	$(56,385)	$31,112	$36,505
Effective tax rate	(137.7)%	38.6%	39.5%
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the Act, which made significant changes to U.S. federal income tax law. We expect that certain aspects of these changes will positively impact our future earnings primarily due to the lower federal statutory tax rate.  The benefit for 2017 was primarily driven by a $70 million tax benefit resulting from the remeasurement of our net deferred tax liabilities following passage of the Act.
As a result of the Act, we anticipate our estimated annual effective tax rate for 2018 to be approximately 26%.  Given the significant changes resulting from and complexities associated with the Act, the estimated impact on our 2018 estimated rate is subject to further analysis, interpretation and clarification of the Act, which could result in changes during 2018.

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
YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2017		2016
Net sales	$1,730,408	100.0%	$1,734,763	100.0%
Costs and expenses:
Cost of sales	(1,529,621)	88.4	(1,495,627)	86.2
Selling, general and administrative expenses	(128,459)	7.4	(127,819)	7.4
Total operating costs and expenses	(1,658,080)	95.8	(1,623,446)	93.6
Income from operations	72,328	4.2	111,317	6.4
Interest expense, net	(31,374)	1.8	(30,651)	1.8
Earnings before income taxes	40,954	2.4	80,666	4.6
Income tax benefit (provision)	56,385	3.3	(31,112)	1.8
Net earnings	$97,339	5.6%	$49,554	2.9%
Net sales—Net sales for 2017 decreased by $4.4 million, or less than 1.0%, compared to 2016, primarily due to decreased shipments during 2017 in our Consumer Products segment largely offset by increased shipments in our Pulp and Paperboard segment, as a result of the inclusion of Manchester, and a favorable sales mix in both segments. These items are further discussed below under “Discussion of Business Segments."
Cost of sales—Cost of sales was 88.4% of net sales for 2017 compared to 86.2% of net sales for 2016. Cost of sales was $34.0 million higher in 2017 due primarily to increased transportation costs caused by major weather related events, additional internal case shipments as a result of the closure of our Oklahoma City facility, and higher transportation rates. Furthermore, this increase in cost of sales was impacted by higher pulp pricing, higher depreciation expense, higher costs associated with the inclusion of Manchester, and higher inventory costs in the fourth quarter of 2016 that flowed through cost of sales in first quarter of 2017. These cost increases were partially offset by lower wage and benefit costs resulting from the implementation of our warehouse automation project at several of our Consumer Products segment's facilities, the shutdown of two paper machines at our Neenah facility and the closure of our Oklahoma City facility.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $0.6 million during 2017 compared to 2016. The higher expense was primarily a result of $4.3 million of asset write-downs to their held for sale value on certain Oklahoma City assets, $3.2 million of expenses associated with the execution of a sublease for the Oklahoma City facility, $3.0 million of increased amortization of intangibles resulting from our acquisition of Manchester and $2.3 million of reorganization related expenses associated with cost control measures. Additionally, during 2016, we recognized a net gain of $1.8 million as a result of the release to us of $2.3 million from an indemnity escrow account related to the December 2014 sale of our former specialty business and mills, less $0.5 million of other related settlement costs. These cost increases were partially offset by $2.8 million of mark-to-market benefit in 2017 related to our directors' common stock units, which will ultimately be settled in cash, compared to $4.8 million of mark-to-market expense in 2016, lower profit dependent accruals, and a $1.6 million pension settlement charge in 2016.
Interest expense—Interest expense increased $0.7 million during 2017, compared to 2016. The increase was driven by a larger average balance on our revolving credit facilities during 2017 compared to 2016, partially offset by capitalized interest of $4.6 million in 2017 compared to $2.3 million in 2016.

Income tax provision—We recorded an income tax benefit of $56.4 million in 2017, compared to income tax expense of $31.1 million in 2016. The benefit in 2017 was primarily the result of a $70 million tax benefit resulting from the remeasurement of our net deferred tax liabilities following the passage of the Tax Cuts and Jobs Act.
During 2017 and 2016, there were a number of items that were included in the calculation of our income tax benefit and expense that we do not believe were indicative of our core operating performance. Excluding these items, the tax rates for 2017 and 2016 would have been approximately 34% and 38%, respectively. See the section entitled "Non-GAAP Measures" on pages 31-33 of this report for a reconciliation of these adjusted income tax benefit and provision amounts to the comparable income tax provision amounts.

DISCUSSION OF BUSINESS SEGMENTS
Consumer Products

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$941,907	$988,380
Operating income	28,616	67,916
Percent of net sales	3.0%	6.9%

Shipments (short tons)
Non-retail	55,562	81,952
Retail	309,067	314,042
Total tissue tons	364,629	395,994
Converted products cases (in thousands)	51,221	52,875

Sales price (per short ton)
Non-retail	$1,440	$1,480
Retail	2,775	2,757
Total tissue	$2,572	$2,493
Net sales for our Consumer Products segment decreased by $46.5 million, or 4.7%, in 2017 compared to 2016, due to lower overall sales volume in both finished goods cases and parent rolls. The decreased parent roll sales were primarily the result of the shutdown of two paper machines at our Neenah facility in the fourth quarter of 2016. This decrease in volume was partially offset by a favorable sales mix as increased TAD bathroom tissue and household towel sales, combined with reduced parent roll sales, resulted in a 3.2% average price increase.
Segment operating income decreased $39.3 million, or 57.9%, in 2017 compared to 2016 due primarily to increased costs for transportation, pulp and packaging, higher depreciation expense, costs associated with the closure of our Oklahoma City facility, and higher inventory costs in the fourth quarter of 2016 that flowed through cost of sales in the first quarter of 2017. These cost increases were partially offset by reduced wage and benefit costs resulting from the implementation of our warehouse automation project, the shutdown of the two paper machines at our Neenah facility in the fourth quarter 2016 and the closure of our Oklahoma City facility in the first quarter of 2017 which also resulted in favorable maintenance cost comparisons in 2017.
Pulp and Paperboard

	Years Ended December 31,
(Dollars in thousands - except per ton amounts)	2017	2016
Net sales	$788,501	$746,383
Operating income	98,508	112,732
Percent of net sales	12.5%	15.1%

Paperboard shipments (short tons)	828,201	796,158
Paperboard sales price (per short ton)	$952	$937
Net sales for our Pulp and Paperboard segment increased by $42.1 million, or 5.6%, in 2017 compared to 2016. The increase was primarily due to the inclusion of Manchester and incremental volumes with a higher net selling price resulting from a favorable sales mix.
Operating income for the segment decreased $14.2 million, or 12.6%, during 2017 compared to 2016, due primarily to increased costs for purchased pulp, higher natural gas prices and increased electrical usage due to extended turbine generator outages at our Arkansas and Idaho facilities. Additionally, depreciation and amortization costs increased as a result of the acquisition of Manchester and the completion of the continuous pulp digester at our Idaho facility. These cost increases were partially offset by improved pulp yields and reduced wood fiber prices at our Arkansas facility.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Years Ended December 31,
(Dollars in thousands)	2016		2015
Net sales	$1,734,763	100.0%	$1,752,401	100.0%
Costs and expenses:
Cost of sales	(1,495,627)	86.2	(1,512,849)	86.3
Selling, general and administrative expenses	(127,819)	7.4	(115,882)	6.6
Total operating costs and expenses	(1,623,446)	93.6	(1,628,731)	92.9
Income from operations	111,317	6.4	123,670	7.1
Interest expense, net	(30,651)	1.8	(31,182)	1.8
Earnings before income taxes	80,666	4.6	92,488	5.3
Income tax provision	(31,112)	1.8	(36,505)	2.1
Net earnings	$49,554	2.9%	$55,983	3.2%
Net sales—Net sales for 2016 decreased by $17.6 million, or 1.0%, compared to 2015, primarily due to lower average paperboard net selling prices due to increased competition and a mix shift in paperboard. These unfavorable comparisons were partially offset by an increase in retail tissue shipments. These items are further discussed below under “Discussion of Business Segments."
Cost of sales—Cost of sales was 86.2% of net sales for 2016 compared to 86.3% of net sales for 2015. Our overall cost of sales was $17.2 million lower in 2016 due primarily to reduced energy and chemical pricing in addition to lower overall packaging costs and transportation rates and operational improvements from productivity initiatives. During 2016, we also received a partial reimbursement of previously incurred costs related to performance issues with the recovery boiler at our Arkansas pulp and paperboard facility during the second quarter of 2013 through the first quarter of 2015. These favorable comparisons were partially offset by higher costs for purchased pulp and maintenance, as well as $3.5 million of costs, net of insurance received, as a result of a July 2016 unplanned power outage at our Idaho facility, and a $1.9 million pension settlement charge in the third quarter of 2016.
Selling, general and administrative expenses—Selling, general and administrative expenses increased $11.9 million during 2016 compared to 2015. The higher expense was primarily a result of $4.8 million of mark-to-market expense in 2016 related to our directors' common stock units, which will ultimately be settled in cash, compared to $4.1 million of mark-to-market benefit in 2015, $2.7 million of costs associated with our acquisition of Manchester in the fourth quarter of 2016, a $1.6 million pension settlement charge in the third quarter of 2016, and higher depreciation expense and profit dependent compensation accruals in 2016. These were partially offset by $2.0 million of non-routine legal expenses and settlement costs in 2015, including those related to a dispute involving one of our closed facilities, as well as $1.4 million of reorganization related expenses in 2015. Additionally, during 2016, we recognized a net gain of $1.8 million as a result of the release to us of $2.3 million from an indemnity escrow account related to the December 2014 sale of our former specialty business and mills, less $0.5 million of other related settlement costs. During 2015, we recognized a $1.3 million gain primarily related to the release of restricted cash balances pertaining to the settlement of a working capital escrow account established in connection with the sale of our former specialty business and mills.
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
During 2016 and 2015, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the adjusted tax rates for both 2016 and 2015 would have been approximately 38%. See the section entitled "Non-GAAP Measures" on pages 31-33 of this report for a reconciliation of these adjusted income tax benefit and provision amounts to the comparable income tax provision amounts.

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
The segment reported $67.9 million in operating income for 2016, compared to $55.7 million in 2015. The increase was primarily driven by the increase in net sales, which contributed to favorable per ton operating costs and operating income, as well as by lower packaging costs, lower energy costs due to favorable natural gas pricing in 2016, and operational improvements from productivity initiatives. In addition, a net gain of $1.8 million was recorded in 2016 as a result of the release to us of a $2.3 million indemnity escrow account related to the sale of our former specialty business and mills, less $0.5 million of other related settlement costs.
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

NON-GAAP MEASURES
We use earnings before interest (including debt retirement costs), tax, depreciation and amortization, or EBITDA, and EBITDA adjusted for certain items, or Adjusted EBITDA, and Adjusted income tax provision as supplemental performance measures that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net earnings, operating income or any other performance measure derived in accordance with GAAP, alternatives to cash flows from operating activities, or a measure of our liquidity or profitability. In addition, our calculation of EBITDA and Adjusted EBITDA may or may not be comparable to similarly titled measures used by other companies.
EBITDA and Adjusted EBITDA have important limitations as analytical tools, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:

▪	EBITDA and Adjusted EBITDA do not reflect our cash expenditures for capital assets;

▪	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

▪	EBITDA and Adjusted EBITDA do not include cash pension payments;

▪	EBITDA and Adjusted EBITDA exclude certain tax payments that may represent a reduction in cash available to us;

▪	EBITDA and Adjusted EBITDA do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

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
We present EBITDA, Adjusted EBITDA and Adjusted income tax provisions because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use EBITDA and Adjusted EBITDA: (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies, and (iii) because our credit agreement and the indentures governing the 2013 Notes use metrics similar to EBITDA to measure our compliance with certain covenants.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net earnings	$97,339	$49,554	$55,983
Interest expense, net [1]	31,374	30,651	31,182
Income tax (benefit) provision	(56,385)	31,112	36,505
Depreciation and amortization expense[2]	104,990	91,090	84,732
EBITDA	$177,318	$202,407	$208,402
Directors' equity-based compensation (benefit) expense	(2,833)	4,779	(4,073)
Costs associated with Oklahoma City facility closure[3]	11,055	318	—
Reorganization related expenses associated with SG&A cost control measures	2,263	—	—
Costs associated with Long Island facility closure	1,443	1,891	2,463
Manchester Industries acquisition related expenses	220	2,665	—
Write-off of assets as a result of Warehouse Automation project	41	—	—
Reorganization related expense	—	—	1,470
Pension settlement expense	—	3,482	—
Costs associated with Neenah paper machines shutdown	—	1,049	—
Gain associated with the sale of the specialty mills, net	—	(1,755)	(1,267)
Legal expenses and settlement costs	—	—	1,972
Costs associated with labor agreement	—	—	1,730
Adjusted EBITDA	$189,507	$214,836	$210,697

[1]	Interest expense, net for the year ended December 31, 2016 includes debt retirement costs of $0.4 million.

[2]
Depreciation and amortization expense for the years ended December 31, 2017 and 2016 includes $3.7 million and $1.3 million, respectively, of accelerated depreciation associated with the Oklahoma City facility closure.

[3]
Costs associated with the Oklahoma City facility closure for the twelve months ended December 31, 2017 include $4.3 million of loss on the write-down of assets to their held for sale value and $3.2 million of expenses associated with the execution of a sublease for the facility.

The following table provides our Adjusted income tax provisions for the years ended December 31, 2017, 2016 and 2015, as well as a reconciliation to income tax benefit (provision):

	Years Ended December 31,
(In thousands)	2017	2016	2015
GAAP income tax benefit (provision)	$56,385	$(31,112)	$(36,505)
Adjustments, tax impact:
Federal tax rate change[1]	(70,055)	—	—
Directors' equity-based compensation benefit (expense)	952	(1,693)	1,288
Costs associated with Oklahoma City facility closure	(4,977)	(589)	—
Reorganization related expenses associated with SG&A cost control measures	(757)	—	—
Costs associated with Long Island facility closure	(686)	(672)	(780)
Accelerated depreciation of assets as a result of warehouse automation project	(121)	—	—
Manchester Industries acquisition related expenses	(74)	(465)	—
Write-off of assets as a result of warehouse automation project	(14)	—	—
Reorganization related expenses	—	—	(470)
Costs associated with Neenah paper machines shutdown	—	(371)	—
Pension settlement expense	—	(1,242)	—
Gain associated with the sale of the specialty mills	—	626	395
Discrete tax items related to foreign tax credits	—	—	1,309
Legal expenses and settlement costs	—	—	(626)
Costs associated with labor agreement	—	—	(533)
Adjusted income tax provision	$(19,347)	$(35,518)	$(35,922)

[1]
The benefit in 2017 is primarily due to the remeasurement of deferred tax liabilities as a result of the Act signed into law on December 22, 2017. The resulting net tax benefit is excluded from our adjusted non-GAAP earnings.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015.
Cash Flows Summary

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net cash flows from operating activities	$177,670	$172,751	$159,675
Net cash flows from investing activities	(198,797)	(222,506)	(78,548)
Net cash flows from financing activities	13,864	67,146	(102,848)
Operating Activities—Net cash flows from operating activities for 2017 increased by $4.9 million compared to 2016. The increase in operating cash flows was driven by $21.8 million of cash flows generated from changes in working capital in 2017, largely due to an increase in accounts payable and accrued liabilities, compared to $3.5 million of cash flows for changes in working capital in 2016. This increase in net cash flows from operating activities was partially offset by a net $10.6 million increase in taxes receivable in 2017, compared to a $5.1 million decrease in taxes receivable in 2016. The change in the taxes receivable balance for 2017 was due to increased tax depreciation relating to our strategic capital projects which lessened our tax burden and increased the amount of refund we expect to receive.
Net cash flows from operating activities for 2016 increased by $13.1 million compared to 2015. The increase in operating cash flows was driven by an increase in earnings, after adjusting for noncash related items, of $7.0 million. Additionally, there was an increase due to a $5.1 million decrease in taxes receivable in 2016 compared to a net $13.6 million increase in taxes receivable in 2015. These increases in cash flows from operating activities were partially offset by

$3.5 million of cash used for changes in working capital in 2016, compared to $14.8 million of cash flows generated from working capital changes in 2015.
Investing Activities—Net cash flows used for investing activities decreased $23.7 million in 2017 compared to 2016. This decrease was largely driven by the acquisition of Manchester Industries in 2016 for $67.4 million, net of cash acquired, partially offset by a $44.4 million increase in cash spent for plant and equipment in 2017, which increased due to our investments in strategic capital projects, including our continuous pulp digester project at our Lewiston, Idaho facility and our new tissue machine and related converting equipment in Shelby, North Carolina.
Net cash flows used for investing activities increased $144.0 million in 2016 compared to 2015. This was largely driven by the acquisition of Manchester in 2016. Cash spent for plant and equipment increased $26.4 million compared to 2015 due to our investments in strategic capital projects, including our continuous pulp digester project at our Lewiston facility. In addition, net investing cash flows were impacted by the conversion of $0.3 million of short-term investments into cash during 2016, compared to the conversion of $49.8 million of short-term investments into cash during 2015.
Financing Activities—Net cash flows from financing activities were $13.9 million for 2017, and were largely driven by net borrowings on our revolving credit facilities of $20.0 million partially offset by $4.9 million in repurchases of our outstanding common stock pursuant to our most recent $100 million stock repurchase program.
Net cash flows from financing activities were $67.1 million for 2016 and were largely driven by net borrowings on our revolving credit facilities of $135.0 million, partially offset by $65.3 million in repurchases of our outstanding common stock pursuant to our most recent $100 million stock repurchase program.

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
At December 31, 2017 and 2016, our financial position included gross debt of $730.0 million and $710.0 million, respectively. Stockholders’ equity at December 31, 2017 was $575.4 million, compared to $469.9 million at the end of 2016. Our total debt to total capitalization, excluding accumulated other comprehensive loss, was 53.9% at December 31, 2017, compared to 57.5% at December 31, 2016.
Debt Arrangements
$300 Million Senior Notes Due 2025
On July 29, 2014, we issued $300 million aggregate principal amount of Senior Notes due 2025, which we refer to as the 2014 Notes, that mature on February 1, 2025, have an interest rate of 5.375% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $298 million after deducting offering expenses.
Our 2018 expected debt service obligation related to the 2014 Notes, consisting of cash payments for interest, is $16.1 million.
$275 Million Senior Notes Due 2023
On February 22, 2013, we issued $275 million aggregate principal amount of 4.5% senior notes due 2023, which we refer to as the 2013 Notes.
Our 2018 expected debt service obligation related to the 2013 Notes, consisting of cash payments for interest, is $12.4 million.

Revolving Credit Facilities
Our senior secured revolving credit facilities provide in the aggregate, on a combined basis, for the extension of up to $300 million in revolving loans under:  (i) a $200 million credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Commercial Credit Agreement”); and (ii) a $100 million credit agreement with Northwest Farm Credit Services, PCA, as administrative agent, and the lenders party thereto (the “Farm Credit Agreement”).  We refer to both of these credit agreements collectively as the “Credit Agreements.”  The revolving credit facilities provided under the Credit Agreements mature on October 31, 2021.
As of December 31, 2017, there were $155 million of borrowings outstanding under the Credit Agreements and we were in compliance with the covenants contained in the Credit Agreements. The borrowings outstanding under the Credit Agreements as of December 31, 2017, consisted of short-term base and LIBOR rate loans and no term loans.
Please see Part II, Note 10, "Debt" of this report for information relating to our senior notes and revolving credit facilities.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2017. Portions of the amounts shown are reflected in our financial statements and accompanying notes, as required by GAAP. See the footnotes following the table for information regarding the amounts presented and for references to relevant financial statement notes that include a detailed discussion of the item.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving lines of credit	$155,000	$155,000	$—	$—	$—
Long-term debt[1]	575,000	—	—	—	575,000
Interest on long-term debt[1]	189,000	28,500	57,000	57,000	46,500
Capital leases[2]	37,540	2,649	5,359	5,353	24,179
Operating leases[2]	75,340	12,074	18,500	15,180	29,586
Purchase obligations[3]	329,875	280,947	40,019	3,552	5,357
Other obligations[4,5]	169,477	97,469	16,377	10,824	44,807
Total	$1,531,232	$576,639	$137,255	$91,909	$725,429

[1]
Included above are the principal and interest payments that were due, as of December 31, 2017, on our 2013 and 2014 Notes. For more information regarding specific terms of our long-term debt, see Note 10, “Debt,” in the notes to the consolidated financial statements.

[2]
These amounts represent our minimum capital lease payments, including amounts representing interest, and our minimum operating lease payments. See Note 17, “Commitments and Contingencies,” in the notes to the consolidated financial statements.

[3]
Purchase obligations consist primarily of contracts for the purchase of raw materials (primarily pulp) from third parties, trade accounts payable as of December 31, 2017, contracts for outside wood chipping and contracts with natural gas and electricity providers.

[4]
Included in other obligations are accrued liabilities and accounts payable (other than trade accounts payable) as of December 31, 2017, liabilities associated with supplemental pension and deferred compensation arrangements, and estimated payments on postretirement employee benefit plans.

[5]	Total excludes $2.8 million of unrecognized tax benefits due to the uncertainty of timing of payment. See Note 8, “Income Taxes,” in the notes to the consolidated financial statements.
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
Goodwill.
As of December 31, 2017, we had $244.2 million of goodwill included on our Consolidated Balance Sheet. Goodwill is not amortized but tested for impairment annually each November 1st and at any time when events suggest impairment may have occurred. When required, our goodwill impairment test is performed by comparing the fair value of the reporting unit to its carrying value. We incorporate assumptions involving forecasts, future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value exceeds the fair value of the reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.
As of our November 1, 2017 analysis, we had an excess of fair value of both of the Consumer Products and Pulp and Paperboard reporting units compared to their respective carrying values. One of the primary assumptions in our annual impairment analysis is our EBITDA forecast. Decreasing the EBITDA forecast by 15% resulted in an excess of the carrying amount of each of our reporting unit’s goodwill compared to their respective implied fair values. Refer to Note 7, "Goodwill and Intangible Assets" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
Pension and postretirement employee benefits. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Note 13, "Savings, Pension and Other Postretirement Employee Benefit Plans," in the notes to the consolidated financial statements includes information for the three years ended December 31, 2017, 2016 and 2015, on the components of pension expense and OPEB income and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2017 and 2016.
The assumption that has the largest impact on the determination of plan expense and the funded status of our pension and OPEB plans is the discount rate. The discount rate used in the determination of pension benefit obligations and pension expense is determined based on a review of long-term high-grade bonds and management’s expectations. At December 31, 2017, we calculated obligations using a 3.90% discount rate. The discount rates used at December 31, 2016 and 2015 were 4.45% and 4.70%, respectively. An increase in the discount rate, all other assumptions remaining the same, would decrease pension plan expense, and conversely, a decrease would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.6 million. Additionally, a 25 basis point decrease in the discount rate would increase the pension benefit obligation by approximately $9.0 million.
The discount rates used to calculate OPEB obligations, which were determined using the same methodology we used for our pension plans, were 3.95%, 4.30% and 4.50% at December 31, 2017, 2016 and 2015, respectively. As an indication of the sensitivity that OPEB income has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan income by approximately $0.1 million. Additionally, a 25 basis point decrease in the discount rate would increase the OPEB benefit obligation by approximately $1.5 million.
Our company-sponsored pension plans were underfunded by a net $6.8 million at December 31, 2017 and $18.8 million at December 31, 2016. Our OPEB plans are unfunded and represent a liability of $65.1 million and $69.1 million as of December 31, 2017 and 2016.

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facilities. As of December 31, 2017, there were $155.0 million in borrowings outstanding under our revolving credit facilities. The interest rates applied to borrowings under the credit facilities are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on outstanding credit facilities' borrowings of $155.0 million, would have a $1.55 million annual effect on interest expense. During 2017, we alleviated the effect of short-term interest rate fluctuations through the use of a short-term LIBOR Rate option for $100.0 million of our overall outstanding credit facilities' borrowings balance of $155.0 million.
We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facilities' borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of the natural gas requirements of our manufacturing facilities. As of December 31, 2017, these contracts covered approximately 17% of the expected average monthly requirements for 2018, including approximately 30% of the expected average monthly requirements for the first quarter of 2018.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Nearly all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks

	Expected Maturity Date
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$575,000	$575,000
Average interest rate	—%	—%	—%	—%	—%	4.957%	4.957%
Fair value at December 31, 2017							$569,250

ITEM 8.
Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

PAGE NUMBER
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	39
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015	40
Consolidated Balance Sheets at December 31, 2017 and 2016	41
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	42
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015	43
Notes to Consolidated Financial Statements	44-80
Reports of Independent Registered Public Accounting Firm	81-84

Financial Statement Schedules:
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Dollars in thousands – except per-share amounts)

	For The Years Ended December 31,
	2017	2016	2015
Net sales	$1,730,408	$1,734,763	$1,752,401
Costs and expenses:
Cost of sales	(1,529,621)	(1,495,627)	(1,512,849)
Selling, general and administrative expenses	(128,459)	(127,819)	(115,882)
Total operating costs and expenses	(1,658,080)	(1,623,446)	(1,628,731)
Income from operations	72,328	111,317	123,670
Interest expense, net	(31,374)	(30,651)	(31,182)
Earnings before income taxes	40,954	80,666	92,488
Income tax benefit (provision)	56,385	(31,112)	(36,505)
Net earnings	$97,339	$49,554	$55,983
Net earnings per common share:
Basic	$5.91	$2.91	$2.98
Diluted	5.88	2.90	2.97
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For The Years Ended December 31,
	2017	2016	2015
Net earnings	$97,339	$49,554	$55,983
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net gain arising during the period, net of tax of $2,409, $248, and $5,814	6,745	379	8,944
Amortization of actuarial loss included in net periodic cost, net of tax of $1,305, $1,576, and $4,972	1,951	2,321	7,647
Amortization of prior service credit included in net periodic cost, net of tax of $(601), $(669), and $(829)	(926)	(1,021)	(1,276)
Settlement, net of tax of $-, $1,366, and $-	—	2,116	—
Other comprehensive income, net of tax	7,770	3,795	15,315
Comprehensive income	$105,109	$53,349	$71,298
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Dollars in thousands – except share data)

	At December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,738	$23,001
Receivables, net	142,065	147,074
Taxes receivable	20,282	9,709
Inventories	266,043	258,029
Other current assets	8,661	8,682
Total current assets	452,789	446,495
Property, plant and equipment, net	1,050,982	945,328
Goodwill	244,161	244,283
Intangible assets, net	32,542	40,485
Other assets, net	21,778	7,751
TOTAL ASSETS	$1,802,252	$1,684,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$155,000	$135,000
Accounts payable and accrued liabilities	256,621	223,699
Current liability for pensions and other postretirement employee benefits	7,631	7,821
Total current liabilities	419,252	366,520
Long-term debt	570,524	569,755
Liability for pensions and other postretirement employee benefits	72,469	81,812
Other long-term obligations	43,275	41,776
Accrued taxes	2,770	2,434
Deferred tax liabilities	118,528	152,172
TOTAL LIABILITIES	1,226,818	1,214,469
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-16,447,898 and 24,223,191 shares issued	2	2
Additional paid-in capital	1,161	347,080
Retained earnings	618,254	569,861
Treasury stock, at cost, common shares – 0 and 7,736,255 shares	—	(395,317)
Accumulated other comprehensive loss, net of tax	(43,983)	(51,753)
Total stockholders’ equity	575,434	469,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,802,252	$1,684,342
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

(in thousands)	For The Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$97,339	$49,554	$55,983
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	104,990	91,090	84,732
Equity-based compensation expense	3,620	12,385	4,557
Deferred taxes	(40,589)	18,327	16,081
Employee benefit plans	(4,371)	(1,979)	3,011
Deferred issuance costs on debt	1,199	1,242	928
Disposal of plant and equipment, net	4,053	1,381	1,492
Other non-cash activity	1,750	758	(1,020)
Changes in working capital, net of acquisition	21,761	(3,462)	14,841
Change in taxes receivable, net	(10,573)	5,142	(13,596)
Excess tax benefits from equity-based payment arrangements	—	(312)	(1,433)
Funding of qualified pension plans	—	—	(3,179)
Other, net	(1,509)	(1,375)	(2,722)
Net cash flows from operating activities	177,670	172,751	159,675
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	—	250	49,750
Additions to property, plant and equipment	(199,748)	(155,349)	(128,902)
Acquisition of Manchester Industries, net of cash acquired	—	(67,443)	—
Proceeds from sale of assets	951	36	604
Net cash flows from investing activities	(198,797)	(222,506)	(78,548)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,875)	(65,327)	(99,990)
Borrowings on revolving credit facilities	298,308	1,273,959	—
Repayments of borrowings on revolving credit facilities'	(278,308)	(1,138,959)	—
Payments for debt issuance costs	—	(1,906)	—
Payment of tax withholdings on equity-based payment arrangements	(1,127)	(933)	(4,152)
Excess tax benefits from equity-based payment arrangements	—	312	1,433
Other, net	(134)	—	(139)
Net cash flows from financing activities	13,864	67,146	(102,848)
(Decrease) increase in cash and cash equivalents	(7,263)	17,391	(21,721)
Cash and cash equivalents at beginning of period	23,001	5,610	27,331
Cash and cash equivalents at end of period	$15,738	$23,001	$5,610
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$28,085	$26,690	$28,195
Cash paid for income taxes	2,684	17,655	35,849
Cash received from income tax refunds	7,638	11,289	2,533
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Changes in accrued property, plant and equipment	$(1,063)	$328	$5,202
Other changes to property, plant and equipment, net	4,241	—	—
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2014	24,056	$2	$334,074	$464,324	(4,498)	$(230,000)	$(70,863)		$497,537
Net earnings	—	—	—	55,983	—	—	—		55,983
Performance share, restricted stock unit, and stock option awards	137	—	6,021	—	—	—	—		6,021
Pension and OPEB, net of tax of $9,957	—	—	—	—	—	—	15,315		15,315
Purchase of treasury stock	—	—	—	—	(1,882)	(99,990)	—		(99,990)
Balance at December 31, 2015	24,193	$2	$340,095	$520,307	(6,380)	$(329,990)	$(55,548)		$474,866
Net earnings	—	—	—	49,554	—	—	—		49,554
Performance share, restricted stock unit, and stock option awards	30	—	6,985	—	—	—	—		6,985
Pension and OPEB, net of tax of $2,521	—	—	—	—	—	—	3,795		3,795
Purchase of treasury stock	—	—	—	—	(1,356)	(65,327)	—		(65,327)
Balance at December 31, 2016	24,223	$2	$347,080	$569,861	(7,736)	$(395,317)	$(51,753)	24,223,000	$469,873
Net earnings	—	—	—	97,339	—	—	—		97,339
Performance share, restricted stock unit, and stock option awards	46	—	5,327	—	—	—	—		5,327
Pension and OPEB, net of tax of $3,113	—	—	—	—	—	—	7,770		7,770
Purchase of treasury stock	—	—	—	—	(85)	(4,875)	—		(4,875)
Retirement of treasury stock	(7,821)	—	(351,246)	(48,946)	7,821	400,192	—		—
Balance at December 31, 2017	16,448	$2	$1,161	$618,254	—	$—	$(43,983)		$575,434
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
On February 17, 2014, we announced the permanent and immediate closure of our Long Island, New York, tissue converting and distribution facility. We have incurred $24.6 million of costs associated with the closure, of which $1.4 million was incurred in 2017 primarily related to a facility lease that expired in 2017.
On December 16, 2016, we acquired Manchester Industries, or Manchester, an independently-owned paperboard sales, sheeting and distribution supplier to the packaging and commercial print industries, for total consideration of $71.7 million. The acquisition of Manchester's customers extends our reach and service platform to small and mid-sized folding carton plants, offering a range of converting services that include custom sheeting, slitting and cutting. Manchester's operations subsequent to the acquisition date are reflected in our financial statements.
On March 31, 2017, we closed our Oklahoma City, Oklahoma converting facility. Notwithstanding the closure, we remain subject to the terms of a long-term master lease applicable to the facility. In October 2017, we transferred to a third party substantially all of the remaining fixed assets and supplies inventory located at this facility and subleased the facility to the third party for the remaining term of the master lease for the facility. In connection with the transfer of fixed assets, we recorded a loss of $4.3 million in the third quarter of 2017 related primarily to the write down of the transferred assets to their held-for-sale value, and a loss of $3.2 million in the fourth quarter of 2017 related to the execution of the sublease agreement, which is included in “Selling, general and administrative expenses” in our Consolidated Statement of Operations. The sublease agreement is expected to substantially reduce our cash requirements under the master lease over the term of the sublease. In addition to the above amounts, we incurred $7.2 million of closure-related costs associated with the Oklahoma City facility for the twelve months ended December 31, 2017, which is largely included in "Cost of sales" in our Consolidated Statement of Operations.
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
CASH AND CASH EQUIVALENTS
We consider all highly liquid instruments with maturities of three months or less to be cash equivalents. As of December 31, 2017 and 2016, we had cash and cash equivalents of $15.7 million and $23.0 million, respectively, on our Consolidated Balance Sheets.

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of December 31, 2017 and 2016, we had allowances for doubtful accounts of $1.4 million and $1.5 million, respectively. Bad debt expense, net, charged to selling, general and administrative expenses during 2017, 2016 and 2015 was $0.2 million, $0.7 million, and $0.2 million, respectively. All other activity impacting the allowance for doubtful accounts was immaterial for all periods.
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
On March 31, 2017, we closed our Oklahoma City converting facility. For the twelve months ended December 31, 2017, we incurred $14.7 million of costs associated with this announced closure, which includes $3.7 million in accelerated depreciation on certain fixed assets. For the twelve months ended December 31, 2016, we incurred $1.7 million of costs associated with this announced closure, which includes $1.3 million in accelerated depreciation on certain fixed assets.
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
We recorded intangible assets as a result of our December 2016 acquisition of Manchester. See Note 7, "Goodwill and Intangible Assets" for further discussion.
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
We recorded $229.5 million of goodwill in connection with our acquisition of Cellu Tissue in December 2010. All of the recorded goodwill was assigned to our Consumer Products segment and reporting unit. As a result of the December 2014 sale of our Consumer Products segment's specialty business and mills, a portion of goodwill was allocated to the divested mills and included in our loss on divested assets. We recorded $35.1 million of goodwill in connection with our acquisition of Manchester. The goodwill from this acquisition is included in our Pulp and Paperboard segment. See Note 8, "Goodwill and Intangible Assets" for further discussion.

PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Three critical assumptions are the discount rate applied to pension plan obligations, the rate of return on plan assets and mortality rates. For other postretirement employee benefit, or OPEB, plans, which provide certain health care and life insurance benefits to qualified retired employees, significant assumptions in determining OPEB income are the discount rate applied to benefit obligations, and mortality rates. We also participate in multiemployer defined benefit pension plans. We make contributions to these multiemployer plans, as well as make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees.
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
Net periodic pension and OPEB expenses are included in “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The expense is allocated to all business segments. In accordance with current accounting guidance governing defined benefit pension and other postretirement plans, at December 31, 2017 and 2016, long-term assets are recorded for overfunded single-employer plans and liabilities are recorded for underfunded single-employer plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation. For underfunded single-employer plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as a long-term liability.
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
We had one customer in the Consumer Products segment, the Kroger Company, that accounted for approximately 15.3% of our total company net sales in 2017, approximately 13.4% of our total company net sales in 2016, and approximately 12.3% of our total company net sales in 2015.

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
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,440,696 shares of our outstanding common stock pursuant to the repurchase program, of which 84,750 shares were repurchased during 2017 at an average price of $57.53 per share. As of December 31, 2017, we had up to $29.8 million of authorization remaining pursuant to this stock repurchase program.
On December 15, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We completed this program during the fourth quarter of 2015. In total, we repurchased 1,881,921 shares of our outstanding common stock at an average price of $53.13 per share under this program.
During 2017, we retired 7,821,005 treasury shares. The impact of this retirement was reflected within the stockholders' equity line items on our Consolidated Balance Sheet.
DERIVATIVES
We had no activity during the years ended December 31, 2017, 2016 and 2015 that required hedge or derivative accounting treatment. However, to partially mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of December 31, 2017, these contracts covered approximately 17% of the expected average monthly requirements for 2018, including approximately 30% of the expected average monthly requirements for the first quarter. For the years ended December 31, 2017, 2016 and 2015, approximately 28%, 45%, and 57%, respectively, of our natural gas volumes were supplied through firm price contracts. These contracts qualify for treatment as “normal purchases or normal sales” under authoritative guidance and thus require no mark-to-market adjustment.
NOTE 3 Recently Adopted and New Accounting Standards
Recently Adopted
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU eliminates step two of the impairment test, the performance of a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. We adopted this standard on January 1, 2017 and applied this standard during our annual impairment test as of November 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718),(ASU 2016-09), which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. Specifically, the update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. The update also allows excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows. In addition, when accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur. Lastly, the update requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows, consistent with our historical practice. We adopted ASU 2016-09 in the first quarter of 2017. We have not changed our method of estimating forfeitures as a result of our adoption of this standard. As a result of adopting this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity on the statement of cash flows on a prospective basis and $2.2 million was charged to our income tax provision for the year ended December, 2017, resulting in a $0.13 earnings per share impact.
New Accounting Standards
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (Act). This ASU also requires certain disclosures about stranded tax effects. The ASU will be effective prospectively for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We plan to adopt this standard on January 1, 2018. The adoption of this standard will result in a reclassification between retained earnings and accumulated other comprehensive loss (AOCL), increasing AOCL within the equity section of our Consolidated Balance Sheet. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. We are continuing our assessment of this new accounting standard.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This ASU will be effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We plan to adopt this standard on January 1, 2018. The amendments in this update require retrospective presentation in the income statement. Changes to the capitalized portion of both service cost and the other components of net benefit cost within inventory will be applied prospectively. The adoption of this ASU will not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We expect the adoption of this ASU will increase both our assets and liabilities presented on our Consolidated Balance Sheets to reflect the ROU assets and corresponding lease liabilities, as well as increase our leasing disclosures. As of December 31, 2017, the total future minimum lease payments for our operating leases totaled $75.3 million. We plan to adopt this standard on January 1,

2019. We are continuing our assessment and review of existing leases, which may identify other impacts, and are addressing necessary policy and process changes in preparation for adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and clarify guidance for multiple-element arrangements. This standard was originally issued as effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption prohibited. However, in July 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition.The guidance permits a retrospective application of the new standard with certain practical expedients (contracts completed within the same annual reporting period need not be restated and other allowances for contracts with variable consideration) or retrospective application with a cumulative effect adjustment to the beginning balance of retained earnings.  We will adopt the new revenue guidance effective January 1, 2018 using the cumulative effect method, and will not have an adjustment to retained earnings upon adoption. However, the adoption of Topic 606 will result in additional disclosures and updated internal controls and procedures around revenue recognition.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 4 Business Combinations
On December 16, 2016, we acquired Manchester for total consideration of $71.7 million. The purchase price included a $67.5 million cash payment, after adjusting for a working capital closing adjustment of $0.7 million, as well as $4.2 million in net liabilities effectively settled. The acquisition was financed with existing cash and proceeds from our revolving credit facilities. The acquisition resulted in the recognition of $35.1 million of goodwill, which is not deductible for tax purposes. Manchester's operations are included in our Pulp and Paperboard segment.
Goodwill recorded in the acquisition of Manchester was based on the purchase price allocation. We allocated the purchase price to the net assets of Manchester Industries acquired in the acquisition based on our estimates of the fair value of assets and liabilities as follows:

(in thousands)	Amount
Current assets	$22,046
Property, plant and equipment	6,967
Goodwill	35,074
Intangible assets	25,472
Assets acquired	89,559
Current liabilities	5,403
Deferred tax liabilities	12,491
Liabilities assumed	17,894
Net assets acquired	$71,665

We estimated the fair value of the assets and liabilities of Manchester utilizing information available at the time of acquisition. We considered outside third-party appraisals of the tangible and intangible assets to determine the applicable fair market values. In the fourth quarter of 2017, we completed the collection of information necessary to complete our determination of the fair values included in the purchase price in association with the final tax basis of acquired intangible assets and fixed assets used in the determination of deferred tax liabilities at the acquisition date. As a result, the deferred tax liabilities and goodwill associated with this acquisition were reduced by $0.1 million.

All costs associated with advisory, legal and other due diligence-related services performed in connection with acquisition-related activity are expensed as incurred. These costs were $0.2 million and $2.7 million for 2017 and 2016, respectively, and were recorded as selling, general and administrative expenses on our Consolidated Statements of Operations.

No supplemental pro-forma information is presented for the acquisition due to the immaterial pro-forma effect of the acquisition on our results of operations for all years presented.
NOTE 5 Inventories

	December 31,
(In thousands)	2017	2016
Pulp, paperboard and tissue products	$165,281	$154,460
Materials and supplies	85,987	82,005
Logs, pulpwood, chips and sawdust	14,775	21,564
	$266,043	$258,029
At December 31, 2017, our inventories are stated at the lower of net realizable value or current average cost using the average cost method.
NOTE 6 Property, Plant and Equipment

	December 31,
(In thousands)	2017	2016
Machinery and equipment	$2,124,701	$2,000,512
Buildings and improvements	340,042	328,251
Land improvements	49,908	47,844
Office and other equipment	46,467	40,051
Land	11,726	7,266
Construction in progress	114,424	103,429
	$2,687,268	$2,527,353
Less accumulated depreciation and amortization	(1,636,286)	(1,582,025)
	$1,050,982	$945,328
The December 31, 2017 and 2016 buildings and improvements and machinery and equipment combined balances include $24.4 million associated with capital leases.
Depreciation expense, including amounts associated with capital leases, totaled $97.0 million, $86.1 million and $79.8 million in 2017, 2016 and 2015, respectively. For 2017, 2016, and 2015, we capitalized $4.6 million, $2.3 million and $0.4 million, respectively, of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard mill and the construction of a paper machine at our Shelby, North Carolina consumer products facility.
On November 29, 2016, we announced the permanent closure of our Oklahoma City converting facility, effective March 31, 2017, and the permanent shutdown of two of the five tissue machines at our Neenah, Wisconsin, tissue facility, effective late-December 2016. In association with the March 31, 2017 closure of the Oklahoma City facility, we recorded accelerated depreciation of $3.7 million in the first quarter of 2017 and $1.3 million in the fourth quarter of 2016.

NOTE 7 Goodwill and Intangible Assets
The carrying amount of goodwill is reviewed at least annually for impairment as of November 1. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit is greater than zero and its estimated fair value exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. For the purpose of goodwill impairment testing, goodwill associated with the Cellu Tissue acquisition was measured at the Consumer Products reporting unit level, which is the same as the Consumer Products reportable operating segment, and goodwill associated with the Manchester acquisition was measured at the Pulp and Paperboard reporting unit level, which is the same as the Pulp and Paperboard reportable operating segment (see Note 19, "Segment Information"). As of December 31, 2017, we had goodwill of $244.2 million recorded on our Consolidated Balance Sheet, which includes $209.1 million related to our Cellu Tissue acquisition and $35.1 million related to our Manchester acquisition, as discussed in Note 4, "Business Combinations." In addition, we recorded $25.5 million of intangible assets related to the Manchester acquisition.
As of November 1, 2017, we performed calculations of both discounted cash flow and market-based valuation models for both our Consumer Products reporting unit and our Pulp and Paperboard reporting unit. The assumptions used in these models allowed us to evaluate the estimated fair values of our reporting units. The determination of these assumptions required significant estimates on our part. Due to the inherent uncertainty involved in making such estimates, actual results could differ from those assumptions. However, we evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the estimated fair value of our reporting units for reasonableness. Upon completion of this exercise, we concluded that the estimated fair values of the Consumer Products reporting unit and the Pulp and Paperboard reporting unit exceeded their respective carrying amounts. We determined that no further testing was necessary and did not record any impairment loss on our goodwill for the years ended December 31, 2017 and 2016.
Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 5 to 10 years. Authoritative guidance under ASC 360, Property, Plant and Equipment, requires that the carrying amount of a long-lived asset with a definite life that is held-for-use be evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount.
We assessed our definite-lived intangible assets for impairment in 2017 and 2016 and concluded that their carrying amounts were recoverable and that no further testing was necessary. We do not have any indefinite-lived intangible assets recorded from acquisitions.
Intangible assets at the balance sheet dates are comprised of the following:

	December 31, 2017
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(34,061)	$28,340
Trade names and trademarks	7.4	6,786	(3,000)	3,786
Non-compete agreements	5.0	574	(574)	—
Other intangibles	6.0	572	(156)	416
Total intangible assets		$70,333	$(37,791)	$32,542

	December 31, 2016
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(27,364)	$35,037
Trade names and trademarks	7.4	6,786	(1,972)	4,814
Non-compete agreements	5.0	574	(512)	62
Other Intangibles	6.0	572	—	572
Total intangible assets		$70,333	$(29,848)	$40,485

As of December 31, 2017, estimated future amortization expense related to intangible assets is as follows (in thousands):

Years ending December 31,	Amount
2018	$7,801
2019	7,801
2020	3,246
2021	2,917
2022	2,217
Thereafter	8,560
Total	$32,542
NOTE 8 Income Taxes
Earnings before income taxes is comprised of the following amounts:

	For The Years Ended December 31,
(In thousands)	2017	2016	2015
United States	$40,954	$80,666	$92,488
The income tax (benefit) provision is comprised of the following:

	For The Years Ended December 31,
(In thousands)	2017	2016	2015
Current
Federal	$(16,729)	$7,434	$15,579
State	933	5,351	4,855
Foreign	—	—	(10)
Total current	(15,796)	12,785	20,424
Deferred
Federal	(36,810)	15,573	13,006
State	(3,779)	2,754	3,075
Total deferred	(40,589)	18,327	16,081
Income tax (benefit) provision	$(56,385)	$31,112	$36,505
The income tax provision or benefit differs from the amount computed by applying the statutory federal income tax rate of 35.0% to earnings before income taxes due to the following:

	For The Years Ended December 31,
(In thousands)	2017	2016	2015
Tax at the statutory rate	$14,334	$28,233	$32,371
Federal rate change	(70,055)	—	—
State and local taxes, net of federal income tax impact	(1,201)	3,046	3,753
Federal credits and net operating losses	(3,158)	(2,850)	3,593
Stock compensation	2,207	—	—
Other, net	1,488	2,683	(3,212)
Income tax provision	$(56,385)	$31,112	$36,505
During 2017 and 2016, the valuation allowance for deferred tax assets decreased by $0.7 million and $0.6 million, respectively.
In March 2016 the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting. We adopted the standard during the first quarter of 2017. The standard requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit discretely in the reporting period in which they occur. During 2017, we recognized $2.2 million in tax expense for stock based compensation.

We use the flow-through method to account for investment tax credits earned on eligible expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned. During 2017, we recognized $2.4 million related to energy investment tax credits.
The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(In thousands)	2017	2016
Deferred tax assets:
Employee benefits	$3,940	$6,255
Postretirement employee benefits	17,132	27,370
Incentive compensation	5,194	11,356
Inventories	7,959	8,859
Pensions	2,516	8,338
State credit carryforwards	11,752	8,369
State net operating losses	3,088	1,462
Other	1,949	3,774
Total deferred tax assets	$53,530	$75,783
Valuation allowance	(3,733)	(4,407)
Deferred tax assets, net of valuation allowance	$49,797	$71,376
Deferred tax liabilities:
Plant and equipment	$(153,885)	$(206,502)
Intangible assets	(7,577)	(14,136)
Total deferred tax liabilities	(161,462)	(220,638)
Net deferred tax liabilities	$(111,665)	$(149,262)

Net deferred tax assets (liabilities) consist of:

(In thousands)	2017	2016
Non-current deferred tax assets[1]	6,863	2,910
Non-current deferred tax liabilities	(118,528)	(152,172)
Net non-current deferred tax liabilities	(111,665)	(149,262)
Net deferred tax liabilities	$(111,665)	$(149,262)

[1]	Included in "Other assets, net" on our accompanying December 31, 2017 and 2016 Consolidated Balance Sheets.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Act). The Act made broad and complex changes to the U.S. tax code. For the year ended December 31, 2017, we recorded a tax benefit for the impact of the Act of approximately $70 million which represents the remeasurement of our net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.
We have net investment tax credits associated with state jurisdictions totaling $11.1 million which expire between 2018 and 2033.

The following presents a roll forward of our unrecognized tax benefits and associated interest and penalties, $2.8 million of which is included in the "Accrued taxes" line item in non-current liabilities in our Consolidated Balance Sheets. The remaining $1.3 million consists of unrecorded receivables and certain tax attributes that are uncertain.

(In thousands)	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at December 31, 2015	$4,227	$221	$4,448
Change in prior year tax positions	619	36	655
Reductions as a result of a lapse of the applicable statute of limitations	(234)	(20)	(254)
Change in current year tax positions	291	—	291
Balance at December 31, 2016	$4,903	$237	$5,140
Change in prior year tax positions	(1,149)	48	(1,101)
Change in current year tax positions	320	—	320
Balance at December 31, 2017	$4,074	$285	$4,359
Unrecognized tax benefits net of related deferred tax assets at December 31, 2017, if recognized, would favorably impact our effective tax rate by decreasing our tax provision by $3.6 million. For each of the years ended December 31, 2016 and 2015, if recognized, the balance of unrecognized tax benefits would favorably impact our effective tax rate by $4.1 million and $3.2 million, respectively. We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the years ended December 31, 2017, 2016, and 2015, we accrued interest of less than $0.1 million each year in our income tax provision. We recorded no penalties in the years ended December 31, 2017, 2016, and 2015.
We have certain state benefits related to filing positions taken which have not been recognized on the balance sheet. Although the uncertain tax position was not reflected in the balance sheet as a recorded liability, it is disclosed in the tabular roll forward for unrecognized tax benefits.
We have operations in many states within the U.S. and are subject, at times, to tax audits in these jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2014. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements. Although the timing of resolution of audits is not certain, we evaluate all audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimate that it is reasonably possible the total gross unrecognized tax benefits could decrease by approximately $0.9 million within the next 12 months.
NOTE 9 Accounts Payable and Accrued Liabilities

	December 31,
(In thousands)	2017	2016
Trade accounts payable	$169,293	$128,106
Accrued wages, salaries and employee benefits	41,979	49,871
Accrued interest	12,723	12,149
Accrued discounts and allowances	7,283	10,291
Accrued taxes other than income taxes payable	6,907	6,946
Accrued utilities	6,759	6,712
Other	11,677	9,624
	$256,621	$223,699

NOTE 10 Debt
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
$275 MILLION SENIOR NOTES DUE 2023
On February 22, 2013, we issued $275 million aggregate principal amount of senior notes on January 23, 2013, which we refer to as the 2013 Notes. The 2013 Notes mature on February 1, 2023, have an interest rate of 4.5% and were issued at their face value. The issuance of these notes generated net proceeds of approximately $271 million after deducting offering expenses.
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
REVOLVING CREDIT FACILITIES
On October 31, 2016, we terminated and paid in full all outstanding amounts under our $125 million senior secured revolving credit facility and replaced that facility with two new senior secured revolving credit facilities. The senior secured revolving credit facilities provide in the aggregate, on a combined basis, for the extension of up to $300 million in revolving loans under: (i) a $200 million credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Commercial Credit Agreement”); and (ii) a $100 million credit agreement with Northwest Farm Credit Services, PCA, as administrative agent, and the lenders party thereto (the “Farm Credit Agreement”).  We refer to both of these credit agreements collectively as the “Credit Agreements.”  The revolving credit facilities provided under the Credit Agreements mature on October 31, 2021.

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
The Credit Agreements contain various loan covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of their business. In addition, the Credit Agreements contain financial covenants that require the Company to maintain a consolidated total leverage ratio in an amount not to exceed 4.50 to 1.00 in 2018, 4.25 to 1.00 in 2019 and 4.00 to 1.00 thereafter (subject to certain exceptions with respect to acquisitions in excess of an agreed threshold amount) and a consolidated interest coverage ratio in an amount not less than 1.75 to 1.00 through 2020 and 2.25 to 1.00 thereafter.
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
We may separately request incremental commitments under either Credit Agreement to increase the amount of revolving loans or to provide term loans under such Credit Agreement in an aggregate amount not to exceed $200 million (on a combined basis under both Credit Agreements), plus an additional amount, not to exceed $100 million (also on a combined basis under both Credit Agreements), such that our first lien leverage ratio on a pro forma basis, as defined, does not exceed 3.00 to 1.00, subject to certain customary conditions and receipt of commitments by existing or additional lenders. In addition, after giving effect to the amount of any incremental borrowing under the Farm Credit Agreement, the principal amount of all unfunded revolving loan commitments and the outstanding amount of any term loans provided under the Farm Credit Agreement (if any) cannot exceed 50% of the sum of the outstanding principal amount of the loans and unfunded commitments under the Farm Credit Agreement and the Commercial Credit Agreement on a combined basis.
We are members of the Northwest Farm Credit Services, PCA system which entitles us to patronage refunds and other distributions on account of our equity interests in the Northwest Farm Credit Services, PCA, as well as our patronage with Northwest Farm Credit Services. Patronage refunds are distributions of profits from member banks in the United States Farm Credit System, like Northwest Farm Credit Services, which are cooperatives (member owned) that distribute profits to their members in the form of patronage dividends, which are accrued as earned and recorded as offsets to interest expense under the Farm Credit Agreement.
As of December 31, 2017, there was an aggregate of $155 million of borrowings outstanding under the Credit Agreements and we were in compliance with the covenants contained in the Credit Agreements. In addition, $7.6 million of the credit facilities was being used to support outstanding standby letters of credit. The borrowings outstanding under the Credit Agreements as of December 31, 2017, consisted of short-term base and LIBOR rate loans and are classified as current liabilities in our Consolidated Balance Sheet. As of December 31, 2017, we would have been permitted to draw an additional $137.4 million under the credit facilities.

NOTE 11 Other Long-Term Obligations

	December 31,
(In thousands)	2017	2016
Long-term lease obligations, net of current portion	$26,460	$23,152
Deferred proceeds	5,576	9,013
Deferred compensation	5,023	7,219
Other	6,216	2,392
	$43,275	$41,776
NOTE 12 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments
Balance at December 31, 2015	$(55,548)
Other comprehensive income before reclassifications[2]	2,495
Amounts reclassified from accumulated other comprehensive loss	1,300
Other comprehensive income, net of tax[1]	3,795
Balance at December 31, 2016	$(51,753)
Other comprehensive income before reclassifications	6,745
Amounts reclassified from accumulated other comprehensive loss	1,025
Other comprehensive income, net of tax[1]	7,770
Balance at December 31, 2017	$(43,983)

[1]
For the year ended December 31, 2017, net periodic costs associated with our pension and other postretirement employee benefit, or OPEB, plans included in other comprehensive loss and reclassified from accumulated other comprehensive loss, or AOCL, included $9.2 million of net gain on plan assets, $3.3 million of actuarial loss amortization, and $1.5 million of prior service credit amortization, less total tax of $3.1 million. For the year ended December 31, 2016, net periodic costs associated with our pension and OPEB plans included in other comprehensive income and reclassified from AOCL included $0.6 million of net gain on plan assets, $3.9 million of actuarial loss amortization, and $1.7 million of prior service credit amortization, less total tax of $1.2 million. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 13, “Savings, Pension and Other Postretirement Employee Benefit Plans.”

[2]
Included in "Other comprehensive income before reclassifications" above for the twelve months ended December 31, 2016 is settlement expense of $3.5 million associated with the remeasurement of our salaried pension plan, which is discussed further in Note 13, “Savings, Pension and Other Postretirement Employee Benefit Plans.” The settlement expense is net of tax totaling $1.4 million.

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
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. In 2017, 2016 and 2015 we made 401(k) contributions on behalf of employees of $16.6 million, $16.9 million, and $16.9 million, respectively.

Company-Sponsored Defined Benefit Pension Plans
A majority of our salaried employees and a portion of our hourly employees are covered by company-sponsored noncontributory defined benefit pension plans. During 2016, we announced a voluntary, limited-time opportunity for former employees who are vested participants in certain of our qualified pension plans to request early payment of their entire pension plan benefit in the form of a single lump sum payment. The amount of total payments under this program totaled approximately $10.6 million for salaried employees and $4.8 million for hourly employees and were made from the applicable plan's trust assets during the third quarter of 2016. Based on the level of payments made, settlement accounting rules applied to our salaried pension plan and resulted in a remeasurement of that plan as of August 31, 2016 and the recognition of $3.5 million in settlement expense in 2016.
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
Funded Status of Company-Sponsored Plans
As required by current standards governing the accounting for defined benefit pension and other postretirement benefit plans, we recognized the funded status of our company-sponsored plans on our Consolidated Balance Sheets at December 31, 2017 and 2016. The funded status is measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement employee benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement employee benefit obligation. We use a December 31 measurement date for our benefit plans.
The changes in benefit obligation, plan assets and funded status for company-sponsored benefit plans as of December 31 are as follows:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2017	2016	2017	2016
Benefit obligation at beginning of year	$304,388	$318,444	$69,163	$71,672
Service cost	2,069	1,562	163	249
Interest cost	13,149	14,072	2,745	3,075
Plan settlements	—	(10,629)	—	—
Actuarial losses (gains)	19,130	6,225	(1,254)	816
Benefits paid	(20,922)	(25,286)	(5,689)	(6,649)
Benefit obligation at end of year	317,814	304,388	65,128	69,163
Fair value of plan assets at beginning of year	285,638	294,076	20	20
Actual return on plan assets	45,796	27,056	—	—
Employer contribution	454	421	5,689	6,649
Plan settlements	—	(10,629)	—	—
Benefits paid	(20,922)	(25,286)	(5,689)	(6,649)
Fair value of plan assets at end of year	310,966	285,638	20	20
Funded status at end of year	$(6,848)	$(18,750)	$(65,108)	$(69,143)

The December 31, 2017 pension funded status was affected by favorable asset returns, partially offset by a decrease in the discount rate. The December 31, 2017 OPEB benefit obligation decreased slightly primarily driven by changes in the assumed health care cost trend rate and census changes, partially offset by a decrease in the discount rate.
Amounts recognized in the Consolidated Balance Sheets:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2017	2016	2017	2016
Non-current assets	$8,144	$1,740	$—	$—
Current liabilities	(441)	(397)	(7,190)	(7,424)
Non-current liabilities	(14,551)	(20,093)	(57,918)	(61,719)
Net amount recognized	$(6,848)	$(18,750)	$(65,108)	$(69,143)
Pre-tax amounts recognized in Accumulated Other Comprehensive Loss as of December 31 consist of:

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In thousands)	2017	2016	2017	2016
Net loss (gain)	$99,865	$117,640	$(15,541)	$(20,906)
Prior service cost (credit)	—	8	(1,676)	(3,211)
Net amount recognized	$99,865	$117,648	$(17,217)	$(24,117)
Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In thousands)	2017	2016
Projected benefit obligation	$178,452	$170,716
Accumulated benefit obligation	178,452	170,716
Fair value of plan assets	163,460	150,226
Pre-tax components of net periodic cost and other amounts recognized in Other Comprehensive Income (Loss) for the years ended December 31 were as follows:
Net Periodic Cost:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2017	2016	2015	2017	2016	2015
Service cost	$2,069	$1,562	$1,244	$163	$249	$363
Interest cost	13,149	14,072	13,931	2,745	3,075	3,881
Expected return on plan assets	(18,765)	(19,389)	(20,117)	(1)	(1)	(1)
Amortization of prior service cost (credit)	8	22	73	(1,535)	(1,712)	(2,178)
Amortization of actuarial loss (gain)	9,874	11,463	12,619	(6,618)	(7,566)	—
Settlement	—	3,482	—	—	—	—
Net periodic cost	$6,335	$11,212	$7,750	$(5,246)	$(5,955)	$2,065

Other amounts recognized in Other Comprehensive Income (Loss):

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In thousands)	2017	2016	2015	2017	2016	2015
Net (gain) loss	$(7,901)	$(1,445)	$15,942	$(1,253)	$818	$(30,700)
Amortization of prior service (cost) credit	(8)	(22)	(73)	1,535	1,712	2,178
Amortization of actuarial (loss) gain	(9,874)	(11,463)	(12,619)	6,618	7,566	—
Settlement	—	(3,482)	—	—	—	—
Total recognized in other comprehensive (income) loss	$(17,783)	$(16,412)	$3,250	$6,900	$10,096	$(28,522)
Total recognized in net periodic cost and other comprehensive (income) loss	$(11,448)	$(5,200)	$11,000	$1,654	$4,141	$(26,457)
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year is $10.3 million. The estimated net gain and prior service credit for the OPEB plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year are $0.9 million and $1.7 million respectively.
During 2017, $0.6 million of net periodic pension and OPEB costs were charged to "Cost of sales," and $0.4 million were charged to "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations, as compared to $3.0 million and $2.3 million, respectively, during 2016.
Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2017	2016	2015	2017	2016	2015
Discount rate	3.90%	4.45%	4.70%	3.95%	4.30%	4.50%
Weighted average assumptions used to determine the net periodic cost for the years ended December 31 were:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2017	2016	2015	2017	2016	2015
Discount rate	4.45%	4.70%	4.25%	4.30%	4.50%	4.15%
Expected return on plan assets	6.75	6.75	7.00	—	—	—
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
The assumed health care cost trend rate used to calculate 2017 OPEB income was 7.40% in 2017, grading to 4.00% over approximately 70 years, for participants whose benefits are not provided through HRAs, and 2.50% annually for participants whose benefits are provided through HRAs. The health care cost trend rate used to calculate December 31, 2017 OPEB obligations was 6.70% in 2018, grading to 4.00% over approximately 70 years, for participants whose benefits are not provided through HRAs, and 2.50% annually for participants whose benefits are provided through HRAs. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$193	$(168)
Effect on postretirement employee benefit obligation	4,150	(3,614)

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
There have been no changes in the methodologies used during 2017 and 2016. Investments in common and collective trust funds are generally valued based on their respective net asset value, or NAV, (or its equivalent), as a practical expedient to estimate fair value due to the absence of a readily determinable fair value. Investments that may be fully redeemed at NAV in the near-term are disclosed in the table below as "Investments measured at net asset value" in accordance with Accounting Standards Codification 820 - Fair Value Measurements and Disclosures.

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
The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2017
(In thousands)	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$2,010	$—	$2,010
Common and collective trust:
Collective investment funds	—	308,956	308,956
Total investments at fair value	$2,010	$308,956	$310,966

	December 31, 2016
(In thousands)	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$2,002	$—	$2,002
Common and collective trusts:
Collective investment funds	—	283,636	283,636
Total investments at fair value	$2,002	$283,636	$285,638
Our OPEB plan had $20,000 held in cash and cash equivalents at December 31, 2017 and 2016, which were categorized as level 1.
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

•	Assets were managed by professional investment managers and could be invested in separately managed accounts or commingled funds.

▪	Assets were not invested in securities rated below BBB- by S&P or Baa3 by Moody’s.
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
As of December 31, 2017, nine active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the Benefits Committee.
In 2017, we did not make any contributions to our qualified pension plans, and we currently do not anticipate making any cash contributions to those plans in 2018. We contributed $0.5 million to our non-qualified pension plan in 2017. We do not anticipate funding our OPEB plans in 2018 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments are as follows for the years indicated:

(In thousands)	Pension Benefit Plans	Other Postretirement Employee Benefit Plans
2018	20,210	7,210
2019	20,372	6,700
2020	20,338	6,224
2021	20,278	5,182
2022	20,257	4,639
2023-2027	99,994	18,702

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

▪
If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In 2013, two large employers withdrew from PIUMPF and in 2015, the largest employer in PIUMPF also withdrew. Additional employers have continued to withdraw, or announced plans to withdraw, from the fund in 2016 and 2017, including the second largest remaining employer at the beginning of 2018. We believe that we are now the largest contributing employer.

▪	Further withdrawals by contributing employers could cause a “mass withdrawal” from, or effectively a termination of, PIUMPF, or alternatively we could elect to withdraw.

▪
Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed a withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on our records as of December 31, 2017, as well as information provided by PIUMPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF in 2017 would have been in excess of $78 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.

Our participation in these plans for the annual period ended December 31, 2017, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2017 and 2016 is for a plan’s year-end as of December 31, 2017 and December 31, 2016, respectively. The zone status is set under the provisions of the Multiemployer Pension Plan Reform Act of 2014 and is based on information we received from the plans and is certified by each plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Funding Improvement Plan, or FIP, or a Rehabilitation Plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2017, the contribution rates for the IAM NPF plan was $4.00 per hour. In 2017, the contribution rates for PIUMPF was $2.79 per hour. In 2015, contribution rates for PIUMPF were increased as part of the RP in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. We were listed in PIUMPF’s Form 5500 report as providing more than five percent of the total contributions for the years 2016 and 2015. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2017 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status[1]		FIP/RP Status Pending/ Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2017	2016		2017	2016	2015
IAM NPF	51-6031295	002	Green	Green	N/A	$333	$335	$329	No	5/31/2018
PIUMPF	11-6166763	001	Red	Red	Implemented	5,815	5,679	5,631	No	8/31/2017
					Total Contributions:	$6,148	$6,014	$5,960

[1]	PIUMPF has been certified as in "Critical and Declining Status" for 2017 and 2016, under the provisions of the Multiemployer Pension Plan Reform Act of 2014.

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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	December 31,
	2017	2016	2015
Basic average common shares outstanding[1]	16,464,286	17,000,599	18,762,451
Incremental shares due to:
Restricted stock units	21,522	21,668	33,128
Performance shares	45,252	76,525	24,717
Stock options	24,866	7,648	—
Diluted average common shares outstanding	16,555,926	17,106,440	18,820,296
Basic net earnings per common share	$5.91	$2.91	$2.98
Diluted net earnings per common share	5.88	2.90	2.97
Anti-dilutive shares excluded from calculation	499,348	220,037	331,168

[1]
Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 15, "Equity-Based Compensation Plans" for further discussion.

NOTE 15 Equity-Based Compensation Plans
At December 31, 2017, we have two stock incentive plans in place: the Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan which became effective on December 16, 2008, and was amended and restated effective as of February 27, 2015, and the Clearwater Paper Corporation 2017 Stock Incentive Plan, which became effective February 28, 2017, collectively referred to as, the Stock Plans. Our Stock Plans have been approved by our stockholders, and provide for equity-based awards in the form of restricted shares, restricted stock units, or RSUs, performance shares, stock options or stock appreciation rights to selected employees, outside directors, and consultants of the company.
Under our Stock Plans we are authorized to issue up to approximately 6.2 million shares, which includes approximately 0.7 million additional shares authorized in connection with our acquisition of Cellu Tissue that are available for issuance as equity-based awards only to any employees, outside directors, or consultants who were not employed on December 26, 2010 by Clearwater Paper Corporation or any of its subsidiaries. At December 31, 2017, approximately 3.6 million shares were available for future issuance under the Stock Plans.
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
Based on the terms of the Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan, and for grants prior to 2017, employees who were retirement-eligible during the service period became fully vested in outstanding awards on the later of the date they reached retirement eligibility or at the end of the first calendar year of each respective grant. We account for this feature when determining the service period over which to recognize expense for each grant of RSUs, performance shares, and stock options. For the Clearwater Paper Corporation 2017 Stock Incentive Plan and for grants beginning in 2017, employees who are retirement-eligible during the service period become fully vested in outstanding awards on a prorated basis based on the portion of the service period for which they were employed in alignment with the terms of each respective grant type as outlined in the respective stock plan. Employees are not eligible to receive shares until the end of the applicable service period for performance shares, and the applicable vesting period for RSUs and stock options.

Employee equity-based compensation expense was recognized as follows:

(In thousands)	2017	2016	2015
Restricted stock units	$1,618	$1,381	$2,116
Performance shares	2,283	3,311	4,408
Stock options	2,552	2,913	2,106
Total employee equity-based compensation	$6,453	$7,605	$8,630
Related tax benefit	$2,149	$2,767	$3,193
RESTRICTED STOCK UNITS
RSUs granted under our Stock Plans are generally subject to a vesting period of one to three years, with generally the same service period. RSU awards will accrue dividend equivalents based on dividends paid, if any, during the RSU vesting period. The dividend equivalents will be converted into additional RSUs that will vest in the same manner as the underlying RSUs to which they relate. RSUs granted under our Stock Plans do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement.
A summary of the status of outstanding unvested RSU awards as of December 31, 2017, 2016, and 2015, and changes during those years, is presented below:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding at
January 1	54,460	$47.16	46,029	$60.17	93,254	$47.95
Granted	66,774	56.45	44,627	39.10	23,148	62.02
Vested	(17,531)	62.75	(29,338)	55.16	(65,217)	43.86
Forfeited	(9,232)	53.52	(6,858)	47.80	(5,156)	58.58
Unvested shares outstanding at December 31	94,471	50.22	54,460	47.16	46,029	60.17
Aggregate intrinsic value (in thousands)		$4,289		$3,570		$2,096
During 2017, 25,940 RSU shares were settled and distributed in common stock. Of these shares, 20,940 were RSU shares that were settled and distributed in the fourth quarter of 2017. Another 1,775 shares were RSU shares that were settled in prior years but distribution had been deferred to preserve tax deductibility for the Company in the respective years because distribution of these shares would have resulted in certain executive compensation being above the Internal Revenue Code section 162(m) threshold for those years. After adjusting for minimum tax withholdings, a net 17,834 shares were issued during 2017. The minimum tax withholdings payment made in 2017 in connection with issued shares was $1.1 million.
During 2016, 45,143 RSU shares were settled and distributed, of which 19,196 shares were settled and distributed in the fourth quarter. After adjusting for minimum tax withholdings and deferred shares, a net 30,093 shares were issued during 2016. The minimum tax withholdings payment made in 2016 in connection with issued shares was $0.9 million.
As of December 31, 2017 a total of 33,663 shares remain deferred under Internal Revenue Code section 162(m).
The fair value of each RSU share award granted during 2017 was estimated on the date of grant using the grant date market price of our common stock. The total fair value of share awards that vested during 2017 was $1.1 million.
As of December 31, 2017, there was $2.8 million of total unrecognized compensation cost related to outstanding RSU awards. The cost is expected to be recognized over a weighted average period of 1.8 years.

PERFORMANCE SHARES
Performance share awards granted under our Stock Plan have a three-year performance period, with generally the same service period, and shares are issued after the end of the period if the employee provides the requisite service and the performance measure is met. For 2016 and prior years, and for 40% of performance shares granted in 2017, the performance measure used was a comparison of the percentile ranking of our total stockholder return (TSR) compared to the TSR performance of a selected peer group or index. The performance measure is considered to represent a “market condition” under authoritative accounting guidance, and thus, the market condition is considered when determining the estimate of the fair value of the performance share awards. In 2017, for 60% of the performance share awards granted, a return on invested capital (ROIC) performance measure is being used to determine the number of performance shares ultimately issuable. The final ROIC calculation is the average of the three one-year ROIC results for each year in the performance period. The number of shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%.
Performance share awards granted under our Stock Plans do not represent common stock, and therefore the holders do not have voting rights unless and until shares are issued upon settlement. During the performance period, dividend equivalents accrue based on dividends paid, if any, and are converted into additional performance shares, which vest or are forfeited in the same manner as the underlying performance shares to which they relate. Generally, if an employee terminates prior to completing the requisite service period, all or a portion of their awards are forfeited and the previously recognized compensation cost is reversed. If an employee provides the requisite service through the end of the performance period, but the performance measure is not met, following authoritative guidance for awards with a market condition, previously recognized compensation cost is not reversed.
The fair value of performance share awards is estimated using a Monte Carlo simulation model. For performance shares granted in 2017, the following assumptions were used in our Monte Carlo model:

Closing price of stock on date of grant	$56.75
Risk free rate	1.42%
Measurement period	3 years
Volatility	35%
In addition to the above assumptions, the dividend yields for all companies were assumed to be zero since dividends are included in the definition of total stockholder return.
A summary of the status of outstanding performance share awards as of December 31, 2017, 2016, and 2015, and changes during those years, is presented below:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding share awards at January 1	175,683	$62.26	92,563	$84.18	300,864	$59.77
Granted	33,907	58.58	93,397	39.70	47,513	62.05
Settled	(87,491)	84.65	—	—	(245,525)	50.43
Forfeited	(4,847)	47.61	(10,277)	54.55	(10,289)	73.61
Outstanding share awards at December 31	117,252	45.10	175,683	62.26	92,563	84.18
Aggregate intrinsic value (in thousands)		$5,323		$11,516		$4,214
On December 31, 2017, the three-year performance period for 41,538 performance shares granted in 2015 ended. The requisite market condition performance measure was not met, and as such no shares were paid or issued under those awards.
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
As of December 31, 2017, there was $2.3 million of unrecognized compensation cost related to outstanding performance share awards. The cost is expected to be recognized over a weighted average period of 1.2 years.
STOCK OPTIONS
Beginning in 2014, stock options were granted to certain employees under our Stock Plans. The stock options are generally subject to a vesting period of one to three years, with generally the same service period. Upon vesting, the holder is entitled to purchase a specified number of shares of Clearwater Paper common stock at a price per share equal to the closing market price of Clearwater Paper common stock on the date of grant. Once options have vested they are exercisable. The options are exercisable for 10 years from the date of grant.

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

Volatility	30%
Risk-free interest rate	2.05%
Expected life-years	6.0
A summary of the status of outstanding stock option awards as of December 31, 2017, and changes during the year, is presented below:

		Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2014		150,580	$66.84			$258
Granted		142,542	61.93	$20.82
Forfeited		(15,429)	64.12
Outstanding options at December 31, 2015		277,693	$64.47			$—
Granted		280,191	38.86	14.42
Forfeited		(30,830)	47.79
Outstanding options at December 31, 2016		527,054	$51.83			$7,232
Granted		158,484	56.45	18.82
Forfeited		(22,306)	50.74
Expired		(5,913)	66.97
Outstanding options at December 31, 2017	2,017	657,319	$52.84		7.4	$—
As of December 31, 2017, there was $3.1 million of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.4 years.

During 2017, 124,617 stock option awards vested with a weighted average exercise price of $61.95 and total fair value of $7.7 million. These options are outstanding at December 31, 2017 and became exercisable on January 1, 2018. The weighted average remaining contractual term of options that vested during the year is 7.0 years.
Exercisable stock option awards are included in the detail of outstanding stock option awards above. A summary of the status of exercisable stock option awards as of December 31, 2017, and changes during the year, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Exercisable options at January 1, 2017	137,860	$66.85
Expired	(5,913)	66.97
Exercisable options at December 31, 2017	131,947	$66.85	6.0	$—
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
We recorded director equity-based compensation benefit totaling $2.8 million for the year ended December 31, 2017, compensation expense totaling $4.8 million for the year ended December 31, 2016, and compensation benefit totaling $4.1 million for the year ended December 31, 2015.
At December 31, 2017, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheet were $3.6 million and $2.4 million, respectively. At December 31, 2016, the liability amounts associated with director equity-based compensation in "Other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheet were $7.9 million and $3.2 million, respectively.

NOTE 16 Fair Value Measurements
The estimated fair values of our financial instruments as of our balance sheet dates are presented below:

	December 31,
	2017		2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (Level 1)	$15,738	$15,738	$23,001	$23,001
Borrowings under revolving credit facilities (Level 2)	155,000	154,882	135,000	135,000
Long-term debt (Level 2)	575,000	569,250	575,000	567,875
Accounting guidance establishes a framework for measuring the fair value of financial instruments, providing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities, or “Level 1” measurements, followed by quoted prices of similar assets or observable market data considering the assets' underlying maturities, or “Level 2” measurements, and the lowest priority to unobservable inputs, or “Level 3” measurements.
The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should seek to maximize the use of observable inputs and minimize the use of unobservable inputs.
Cash and cash equivalents, borrowings under the revolving credit facilities and long-term debt are the only items measured at fair value on a recurring basis.
We do not have any financial assets measured at fair value on a nonrecurring basis. Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets held and used that are measured at fair value resulting from impairment, if deemed necessary.
NOTE 17 Commitments and Contingencies
LEASE COMMITMENTS
Our operating leases cover manufacturing, office, warehouse and distribution space, paperboard sheeting facilities, equipment and vehicles, which expire at various dates through 2029. We have capital leases related to our North Carolina converting and manufacturing facilities as well as various office equipment. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.
As of December 31, 2017, under current operating and capital lease contracts, we had future minimum lease payments as follows:

(In thousands)	Capital	Operating
2018	$2,649	$12,074
2019	2,697	9,692
2020	2,662	8,808
2021	2,710	7,764
2022	2,643	7,416
Thereafter	24,179	29,586
Total future minimum lease payments	$37,540	$75,340
Less interest portion	(15,442)
Present value of future minimum lease payments	$22,098

Rent expense for operating leases was $12.6 million, $14.3 million and $14.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 18 Business Interruption and Insurance Recovery

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
On November 14, 2016, we experienced a fire at our Las Vegas, Nevada facility. There was minimal disruption to the converting operations at that facility, however certain paper machine equipment was damaged and we incurred approximately 17 days of paper machine downtime while repairs were being made. We were unable to produce through-air-dried parent rolls during this period at the Las Vegas facility. We were able to replace a portion of this lost production capacity by shipping parent rolls from our Shelby, North Carolina facility, in addition to making open market purchases. We maintain property and business interruption insurance and filed a claim with our insurance provider to recover the cost of repairs to the equipment and estimated lost profits due to the disruption of the operations during the repair period. The insurance claim for this event, net of policy deductible, was $2.9 million, of which $1.5 million was recorded in the fourth quarter of 2016 and $1.4 million was recorded in the first quarter of 2017. All associated costs and insurance recoveries have been recorded in "Cost of sales" in our Consolidated Statements of Operations and included in the "Net earnings" line in our Consolidated Statement of Cash Flows.
On January 28, 2017, there was a fire at our Shelby, North Carolina facility warehouse. Although the building sustained minimal damage, the smoke and water damage to raw material and finished goods inventory was more significant. Operations were impacted during the clean-up and repair period. We filed a claim with our insurance providers to recover the cost of repairs to the equipment and estimated lost profits and inventory due to the disruption of the operations during the repair and cleanup period. Net of policy deductibles, the insurance claim for this event totaled $2.9 million, and was settled in its entirety in the first quarter of 2017. All associated costs and insurance recoveries have been recorded in "Cost of sales" in our Consolidated Statements of Operations and included in the "Net earnings" line in our Consolidated Statement of Cash Flows.

NOTE 19 Segment Information
We are organized in two reportable operating segments: Consumer Products and Pulp and Paperboard. The following is a tabular presentation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the financial statements.

(In thousands)	2017	2016	2015
Segment net sales:
Consumer Products	$941,907	$988,380	$959,894
Pulp and Paperboard	788,501	746,383	792,507
Total segment net sales	$1,730,408	$1,734,763	$1,752,401
Operating income:
Consumer Products[1]	$28,616	$67,916	$55,704
Pulp and Paperboard	98,508	112,732	120,861
	127,124	180,648	176,565
Corporate[2]	(54,796)	(69,331)	(52,895)
Income from operations	$72,328	$111,317	$123,670
Depreciation and amortization:
Consumer Products[3]	$65,007	$59,375	$54,595
Pulp and Paperboard	34,474	26,741	27,204
Corporate	5,509	4,974	2,933
Total depreciation and amortization	$104,990	$91,090	$84,732
Assets:
Consumer Products	$1,069,876	$1,031,563	$1,046,170
Pulp and Paperboard	645,353	586,687	423,694
	1,715,229	1,618,250	1,469,864
Corporate	87,023	66,092	57,505
Total assets	$1,802,252	$1,684,342	$1,527,369
Capital expenditures:
Consumer Products	$112,597	$47,079	$55,594
Pulp and Paperboard	74,616	104,113	67,929
	187,213	151,192	123,523
Corporate	11,472	4,485	10,581
Total capital expenditures	$198,685	$155,677	$134,104

[1]
Included in Consumer Products operating income are costs associated with the March 31, 2017 Oklahoma City facility closure. For the twelve months ended December 31, 2017, these costs include $4.3 million of loss on the write-down of assets to their held for sale value and $3.2 million of expenses associated with the execution of a sublease for the facility. For the twelve months ended December 31, 2016 and 2015, Consumer Products operating income includes gains on divested assets of $1.8 million and $1.3 million, respectively.

[2]
Corporate expenses for 2016 include $2.7 million of expenses associated with the acquisition of Manchester Industries. Operating results subsequent to the acquisition of Manchester are included in the Pulp and Paperboard segment. Corporate expenses for 2016 also include a $3.5 million settlement accounting charge associated with a pension lump sum buyout for term-vested participants.

[3]
Depreciation and amortization expense for the Consumer Products segment for the twelve months ended December 31, 2017 and 2016 includes accelerated depreciation of $3.7 million and $1.3 million, respectively, associated with the Oklahoma City facility closure.

Our manufacturing facilities and all other assets are located within the continental United States. We sell and ship our products to customers in many foreign countries. Geographic information regarding our net sales is summarized as follows:

(In thousands)	2017	2016	2015
United States	$1,650,066	$1,663,231	$1,653,208
Japan	48,604	44,970	59,463
Canada	12,106	6,831	6,896
Korea	7,124	5,260	10,016
Australia	4,255	4,790	5,578
Other foreign countries	8,253	9,681	17,240
Total net sales	$1,730,408	$1,734,763	$1,752,401
NOTE 20 Financial Results by Quarter (Unaudited)

	Three Months Ended
(In thousands— except per-share amounts)	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$437,525	$437,204	$429,663	$436,671	$426,504	$435,320	$436,716	$425,568
Costs and expenses:
Cost of sales	(387,030)	(368,647)	(380,733)	(361,851)	(386,581)	(396,605)	(375,277)	(368,524)
Selling, general and administrative expenses	(29,937)	(30,795)	(29,265)	(34,655)	(34,472)	(29,435)	(34,785)	(32,934)
Total operating costs and expenses	(416,967)	(399,442)	(409,998)	(396,506)	(421,053)	(426,040)	(410,062)	(401,458)
Income from operations	20,558	37,762	19,665	40,165	5,451	9,280	26,654	24,110
Net earnings	$7,515	$18,446	$8,037	$20,864	$863	$901	$80,924	$9,343
Net earnings per common share
Basic	$0.46	$1.05	$0.49	$1.22	$0.05	$0.05	$4.92	$0.56
Diluted	0.45	1.05	0.48	1.21	0.05	0.05	4.88	0.56

NOTE 21 Supplemental Guarantor Financial Information

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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,707,283	$242,222	$(219,097)	$1,730,408
Cost and expenses:
Cost of sales	(1,524,925)	(219,931)	215,235	(1,529,621)
Selling, general and administrative expenses	(97,989)	(30,470)	—	(128,459)
Total operating costs and expenses	(1,622,914)	(250,401)	215,235	(1,658,080)
Income (loss) from operations	84,369	(8,179)	(3,862)	72,328
Interest expense, net	(30,820)	(554)	—	(31,374)
Earnings (loss) before income taxes	53,549	(8,733)	(3,862)	40,954
Income tax benefit	34,250	20,644	1,491	56,385
Equity in earnings of subsidiary	11,911	—	(11,911)	—
Net earnings	$99,710	$11,911	$(14,282)	$97,339
Other comprehensive income, net of tax	7,770	—	—	7,770
Comprehensive income	$107,480	$11,911	$(14,282)	$105,109
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,685,327	$287,952	$(238,516)	$1,734,763
Cost and expenses:
Cost of sales	(1,468,691)	(263,577)	236,641	(1,495,627)
Selling, general and administrative expenses	(113,766)	(14,053)	—	(127,819)
Total operating costs and expenses	(1,582,457)	(277,630)	236,641	(1,623,446)
Income from operations	102,870	10,322	(1,875)	111,317
Interest expense, net	(30,462)	(189)	—	(30,651)
Earnings before income taxes	72,408	10,133	(1,875)	80,666
Income tax provision	(26,966)	(4,802)	656	(31,112)
Equity in earnings of subsidiary	5,331	—	(5,331)	—
Net earnings	$50,773	$5,331	$(6,550)	$49,554
Other comprehensive income, net of tax	3,795	—	—	3,795
Comprehensive income	$54,568	$5,331	$(6,550)	$53,349

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income (Loss)
Twelve Months Ended December 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,683,890	$291,270	$(222,759)	$1,752,401
Cost and expenses:
Cost of sales	(1,458,121)	(277,487)	222,759	(1,512,849)
Selling, general and administrative expenses	(108,414)	(7,468)	—	(115,882)
Total operating costs and expenses	(1,566,535)	(284,955)	222,759	(1,628,731)
Income from operations	117,355	6,315	—	123,670
Interest expense, net	(31,067)	(115)	—	(31,182)
Earnings before income taxes	86,288	6,200	—	92,488
Income tax provision	(32,371)	(3,724)	(410)	(36,505)
Equity in earnings of subsidiary	2,476	—	(2,476)	—
Net earnings	$56,393	$2,476	$(2,886)	$55,983
Other comprehensive income, net of tax	15,315	—	—	15,315
Comprehensive income	$71,708	$2,476	$(2,886)	$71,298

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$15,738	$—	$—	$15,738
Receivables, net	125,001	17,064	—	142,065
Taxes receivable	20,242	40	—	20,282
Inventories	228,311	41,594	(3,862)	266,043
Other current assets	8,587	74	—	8,661
Total current assets	397,879	58,772	(3,862)	452,789
Property, plant and equipment, net	936,659	114,323	—	1,050,982
Goodwill	244,161	—	—	244,161
Intangible assets, net	2,089	30,453	—	32,542
Intercompany receivable (payable)	(2,807)	(1,055)	3,862	—
Investment in subsidiary	157,000	—	(157,000)	—
Other assets, net	21,413	2,696	(2,331)	21,778
TOTAL ASSETS	$1,756,394	$205,189	$(159,331)	$1,802,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$155,000	$—	$—	$155,000
Accounts payable and accrued liabilities	235,439	21,182	—	256,621
Current liability for pensions and other postretirement employee benefits	7,631	—	—	7,631
Total current liabilities	398,070	21,182	—	419,252
Long-term debt	570,524	—	—	570,524
Liability for pensions and other postretirement employee benefits	72,469	—	—	72,469
Other long-term obligations	43,275	—	—	43,275
Accrued taxes	1,928	842	—	2,770
Deferred tax liabilities	94,694	26,165	(2,331)	118,528
TOTAL LIABILITES	1,180,960	48,189	(2,331)	1,226,818
Accumulated other comprehensive loss, net of tax	(43,983)	—	—	(43,983)
Stockholders’ equity excluding accumulated other comprehensive loss	619,417	157,000	(157,000)	619,417
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,756,394	$205,189	$(159,331)	$1,802,252

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,586	$3,415	$—	$23,001
Receivables, net	130,098	27,252	(10,276)	147,074
Taxes receivable	15,143	35	(5,469)	9,709
Inventories	208,472	51,432	(1,875)	258,029
Other current assets	8,161	521	—	8,682
Total current assets	381,460	82,655	(17,620)	446,495
Property, plant and equipment, net	802,064	143,264	—	945,328
Goodwill	244,283	—	—	244,283
Intangible assets, net	3,135	37,350	—	40,485
Intercompany receivable (payable)	30,034	(31,909)	1,875	—
Investment in subsidiary	145,089	—	(145,089)	—
Other assets, net	8,433	2,853	(3,535)	7,751
TOTAL ASSETS	$1,614,498	$234,213	$(164,369)	$1,684,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$135,000	$—	$—	$135,000
Accounts payable and accrued liabilities	202,187	37,257	(15,745)	223,699
Current liability for pensions and other postretirement employee benefits	7,821	—	—	7,821
Total current liabilities	345,008	37,257	(15,745)	366,520
Long-term debt	569,755	—	—	569,755
Liability for pensions and other postretirement employee benefits	81,812	—	—	81,812
Other long-term obligations	41,424	352	—	41,776
Accrued taxes	1,614	820	—	2,434
Deferred tax liabilities	105,012	50,695	(3,535)	152,172
TOTAL LIABILITIES	1,144,625	89,124	(19,280)	1,214,469
Accumulated other comprehensive loss, net of tax	(51,753)	—	—	(51,753)
Stockholders’ equity excluding accumulated other comprehensive loss	521,626	145,089	(145,089)	521,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,614,498	$234,213	$(164,369)	$1,684,342

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$99,710	$11,911	$(14,282)	$97,339
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	76,862	28,128	—	104,990
Equity-based compensation expense	3,620	—	—	3,620
Deferred taxes	(16,957)	(23,632)	—	(40,589)
Employee benefit plans	(4,371)	—	—	(4,371)
Deferred issuance costs on debt	1,199	—	—	1,199
Disposal of plant and equipment, net	512	3,541	—	4,053
Other non-cash activity	1,750	—	—	1,750
Changes in working capital	8,776	5,529	7,456	21,761
Change in taxes receivable, net	(5,099)	(5)	(5,469)	(10,573)
Other, net	1,585	(3,094)	—	(1,509)
Net cash flows from operating activities	167,587	22,378	(12,295)	177,670
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(193,864)	(5,884)	—	(199,748)
Proceeds from sale of assets	283	668	—	951
Net cash flows from investing activities	(193,581)	(5,216)	—	(198,797)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,875)	—	—	(4,875)
Borrowings on revolving credit facilities	298,308	—	—	298,308
Repayments of borrowings on revolving credit facilities'	(278,308)	—	—	(278,308)
Investment from (to) parent	8,282	(20,577)	12,295	—
Payment of tax withholdings on equity- based payment arrangements	(1,127)	—	—	(1,127)
Other, net	(134)	—	—	(134)
Net cash flows from financing activities	22,146	(20,577)	12,295	13,864
Decrease in cash and cash equivalents	(3,848)	(3,415)	—	(7,263)
Cash and cash equivalents at beginning of period	19,586	3,415	—	23,001
Cash and cash equivalents at end of period	$15,738	$—	$—	$15,738

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2016

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$50,773	$5,331	$(6,550)	$49,554
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	68,496	22,594	—	91,090
Equity-based compensation expense	12,385	—	—	12,385
Deferred taxes	18,860	605	(1,138)	18,327
Employee benefit plans	(1,979)	—	—	(1,979)
Deferred issuance costs on debt	1,242	—	—	1,242
Disposal of plant and equipment, net	781	600	—	1,381
Other non-cash activity	740	18	—	758
Changes in working capital, net of acquisition	(642)	774	(3,594)	(3,462)
Change in taxes receivable, net	1,078	(1,405)	5,469	5,142
Excess tax benefits from equity-based payment arrangements	(312)	—	—	(312)
Other, net	(1,592)	(921)	1,138	(1,375)
Net cash flows from operating activities	149,830	27,596	(4,675)	172,751
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	250	—	—	250
Additions to property, plant and equipment	(145,579)	(9,770)	—	(155,349)
Acquisition of Manchester Industries, net of cash acquired	(67,443)	—	—	(67,443)
Proceeds from the sale of assets	—	36	—	36
Net cash flows from investing activities	(212,772)	(9,734)	—	(222,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(65,327)	—	—	(65,327)
Borrowings on revolving credit facilities	1,273,959	—	—	1,273,959
Repayments of borrowings on revolving credit facilities'	(1,138,959)	—	—	(1,138,959)
Investment from (to) parent	9,772	(14,447)	4,675	—
Payments for debt issuance costs	(1,906)	—	—	(1,906)
Payment of tax withholdings on equity-based payment arrangements	(933)	—	—	(933)
Excess tax benefits from equity-based payment arrangements	312	—	—	312
Net cash flows from financing activities	76,918	(14,447)	4,675	67,146
Increase in cash and cash equivalents	13,976	3,415	—	17,391
Cash and cash equivalents at beginning of period	5,610	—	—	5,610
Cash and cash equivalents at end of period	$19,586	$3,415	$—	$23,001

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2015

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$56,393	$2,476	$(2,886)	$55,983
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	65,078	19,654	—	84,732
Equity-based compensation expense	4,557	—	—	4,557
Deferred taxes	9,944	3,178	2,959	16,081
Employee benefit plans	3,011	—	—	3,011
Deferred issuance costs on debt	928	—	—	928
Disposal of plant and equipment, net	1,587	(95)	—	1,492
Other non-cash activities	(1,028)	8	—	(1,020)
Changes in working capital, net	11,809	3,032	—	14,841
Change in taxes receivable, net	(9,461)	(14,388)	10,253	(13,596)
Excess tax benefits from equity-based payment arrangements	(1,433)	—	—	(1,433)
Funding of qualified pension plans	(3,179)	—	—	(3,179)
Other, net	(1,591)	(1,131)	—	(2,722)
Net cash flows from operating activities	136,615	12,734	10,326	159,675
CASH FLOWS FROM INVESTING ACTIVITIES
Change in short-term investments, net	49,750	—	—	49,750
Additions to property, plant and equipment	(121,720)	(7,182)	—	(128,902)
Proceeds from sale of assets	—	604	—	604
Net cash flows from investing activities	(71,970)	(6,578)	—	(78,548)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(99,990)	—	—	(99,990)
Investment from (to) parent	16,482	(6,156)	(10,326)	—
Payment of tax withholdings on equity-based payment arrangements	(4,152)	—	—	(4,152)
Excess tax benefits from equity-based payment arrangements	1,433	—	—	1,433
Other, net	(139)	—	—	(139)
Net cash flows from financing activities	(86,366)	(6,156)	(10,326)	(102,848)
Decrease in cash and cash equivalents	(21,721)	—	—	(21,721)
Cash and cash equivalents at beginning of period	27,331	—	—	27,331
Cash and cash equivalents at end of period	$5,610	$—	$—	$5,610

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Clearwater Paper Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Seattle, Washington
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Clearwater Paper Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Clearwater Paper Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 20, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Seattle, Washington
February 20, 2018

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
Under the supervision of and with the participation of our CEO and our CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).
Based on our evaluation under the 2013 Framework, our management has concluded that as of December 31, 2017 our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

ITEM 9B.
Other Information
None.

Part III

ITEM 10.
Directors, Executive Officers and Corporate Governance
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement, to be filed on or about April 3, 2018, for the 2018 Annual Meeting of Stockholders, referred to in this report as the 2018 Proxy Statement, which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report in Item 1. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement and is incorporated herein by reference.
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
The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. As of December 31, 2017, the members of that committee were William D. Larsson (Chair), Beth E. Ford, and Boh A. Dickey. The Board of Directors has determined that Messrs. Dickey and Larsson are each an “audit committee financial expert” and that all of the members of the Audit Committee are “independent” as defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange.

ITEM 11.
Executive Compensation
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2018 Proxy Statement, to be filed on or about April 3, 2018, relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2018 Proxy Statement, to be filed on or about April 3, 2018, relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
The following table provides certain information as of December 31, 2017, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,024,183	$52.84	3,639,058
Equity compensation plans not approved by security holders	—	—	—
Total	1,024,183	$52.84	3,639,058

[1]
Includes 234,504 performance shares, 657,319 stock options, and 132,360 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share, stock option, and RSU programs, not including future dividend equivalents, if any are paid.

[2]	Performance shares and RSUs do not have exercise prices. During 2017, 124,617 stock option awards vested with a weighted average exercise price of $61.95.

ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2018 Proxy Statement, to be filed on or about April 3, 2018, relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.
Principal Accounting Fees and Services
Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2018 Proxy Statement, to be filed on or about April 3, 2018, relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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
EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

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

4.2*	Form of 4.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 2013).

4.3*
Indenture, dated as of July 29, 2014, by and among Clearwater Paper Corporation (the “Registrant”), the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on July 29, 2014).

4.4*
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

10.1(i)*
Amendment to Commercial Bank Agreement, effective as of December 31, 2017, by and among the financial institutions signatory thereto, Wells Fargo Bank, National Association and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2018).

10.2*
Farm Credit Agreement, dated as of October 31, 2016, by and among the financial institutions signatory thereto, Northwest Farm Credit Services, PCA, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2016).

10.2(i)*
Amendment to Farm Credit Agreement, effective as of December 31, 2017, by and among the financial institutions signatory thereto, Northwest Farm Credit Services, PCA, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2018).

10.3*[1]
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

10.5(i)*[1]
Amendment to the Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan, effective January 1, 2017 (incorporated by reference to Exhibit 10.5(i) to the Company's Annual Report on Form 10-K filed with the Commission on February 22, 2017).

10.5(ii)*[1]	Clearwater Paper Corporation 2017 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2017).

10.6*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Performance Share Agreement, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.5(ii) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.6(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.5(iii) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.6(ii)*[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2015 (incorporated by reference to Exhibit 10.6(iv) to the Company’s Annual Report on Form 10-K filed with the Commission February 22, 2016).

10.6(iii)*[1]
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

10.7(ii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of RSU Deferral Agreement for Founders Grant RSUs (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.7(iii)*[1]
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

10.7(v)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Restricted Stock Unit Agreement, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.6(ix) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.7(vi)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.6(x) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.7(vii)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for special restricted stock unit awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.6(xi) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.7(viii)*[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for restricted stock unit awards approved subsequent to December 31, 2015 (incorporated by reference to Exhibit 10.7(xii) to the Company’s Annual Report on Form 10-K filed with the Commission February 22, 2016).

10.7(ix)*[1]
Clearwater Paper Corporation—Form of Restricted Stock Unit Agreement, as amended and restated, to be used for restricted stock unit awards approved subsequent to December 31, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 10, 2017).

10.7(x)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for restricted stock unit awards approved subsequent to December 31, 2017.

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

10.8(v)[1]	Clearwater Paper Corporation- Form of Stock Option Agreement, as amended and restated, to be used for annual restricted stock unit awards approved subsequent to December 31, 2017.

10.9*[1]	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2014).

10.9(i)*[1]
Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on July 27, 2016).

10.10*[1]
Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2016).

10.11*[1]	Clearwater Paper Executive Severance Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.12*[1]
Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2016).

10.13*[1]
Clearwater Paper Corporation Benefits Protection Trust Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).

10.13(i)*[1]
Amendment to the Clearwater Paper Corporation Benefits Protection Trust Agreement, dated August 8, 2013 (incorporated by reference to Exhibit 10.16(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended September 30, 2013).

10.14*[1]
Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 7, 2017).

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets at December 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

*	Incorporated by reference.

1	Management contract or compensatory plan, contract or arrangement.

ITEM 16.
Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/S/ Linda K. Massman
Linda K. Massman President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 20, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/S/ Linda K. Massman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2018
Linda K. Massman

By	/S/ John D. Hertz	Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)	February 20, 2018
John D. Hertz

By	/S/ Robert N. Dammarell	Vice President, Corporate Controller (Duly Authorized Officer; Principal Accounting Officer)	February 20, 2018
Robert N. Dammarell

	* Beth E. Ford	Director and Chair of the Board	February 20, 2018

	* Boh A. Dickey	Director	February 20, 2018

	* Kevin J. Hunt	Director	February 20, 2018

	* William D. Larsson	Director	February 20, 2018

	* John P. O'Donnell	Director	February 20, 2018

	* Alexander Toeldte	Director	February 20, 2018

*By	/S/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)