Form 10-Q
period 2018-03-31
Clearwater Paper Corp
filed 2018-05-02
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of April 27, 2018 was 16,461,119.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$436,952	$437,525
Costs and expenses:
Cost of sales	(392,433)	(387,060)
Selling, general and administrative expenses	(32,980)	(29,955)
Total operating costs and expenses	(425,413)	(417,015)
Income from operations	11,539	20,510
Interest expense, net	(8,020)	(8,043)
Non-operating pension and other postretirement benefit (costs) income	(1,279)	48
Earnings before income taxes	2,240	12,515
Income tax benefit (provision)	360	(5,000)
Net earnings	$2,600	$7,515
Net earnings per common share:
Basic	$0.16	$0.46
Diluted	0.16	0.45
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net earnings	$2,600	$7,515
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $617 and $414	1,728	631
Amortization of prior service credit included in net periodic cost, net of tax of $(110) and $(151)	(309)	(230)
Other comprehensive income, net of tax	1,419	401
Comprehensive income	$4,019	$7,916
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,064	$15,738
Receivables, net	137,622	142,065
Taxes receivable	18,819	20,282
Inventories	259,432	266,043
Other current assets	8,740	8,661
Total current assets	436,677	452,789
Property, plant and equipment, net	1,077,643	1,050,982
Goodwill	244,161	244,161
Intangible assets, net	30,592	32,542
Other assets, net	22,839	21,778
TOTAL ASSETS	$1,811,912	$1,802,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$168,500	$155,000
Accounts payable and accrued liabilities	249,337	256,621
Current liability for pensions and other postretirement employee benefits	7,631	7,631
Total current liabilities	425,468	419,252
Long-term debt	570,716	570,524
Liability for pensions and other postretirement employee benefits	70,934	72,469
Other long-term obligations	42,189	43,275
Accrued taxes	2,807	2,770
Deferred tax liabilities	119,078	118,528
TOTAL LIABILITIES	1,231,192	1,226,818
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-16,461,119 and 16,447,898 shares issued	2	2
Additional paid-in capital	2,428	1,161
Retained earnings	633,706	618,254
Accumulated other comprehensive loss, net of tax	(55,416)	(43,983)
TOTAL STOCKHOLDERS' EQUITY	580,720	575,434
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,811,912	$1,802,252
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,600	$7,515
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	25,167	27,557
Equity-based compensation expense	781	17
Deferred taxes	(240)	4,375
Employee benefit plans	312	(788)
Other non-cash adjustments, net	336	655
Changes in working capital, net	1,244	(1,089)
Changes in taxes receivable, net	1,463	5,597
Other, net	(810)	1,699
Net cash flows from operating activities	30,853	45,538
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(48,430)	(42,247)
Other, net	768	368
Net cash flows from investing activities	(47,662)	(41,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(4,875)
Borrowings on revolving credit facilities	87,325	91,000
Repayments of borrowings on revolving credit facilities	(73,825)	(96,000)
Other, net	(365)	(790)
Net cash flows from financing activities	13,135	(10,665)
Decrease in cash and cash equivalents	(3,674)	(7,006)
Cash and cash equivalents at beginning of period	15,738	23,001
Cash and cash equivalents at end of period	$12,064	$15,995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$13,927	$14,418
Cash paid for income taxes	142	206
Cash received from income tax refunds	1,873	5,551
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accrued property, plant and equipment	$1,317	$(443)
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
In the second half of 2017, we began a review of our selling, general and administrative cost structure as part of our effort to maintain our longer-term competitiveness. As a result of this review, in the fourth quarter of 2017 we began executing on a plan that is expected to result in lower selling, general and administrative expenses beginning in 2018. For the three months ended March 31, 2018, we incurred $5.1 million of expenses associated with these efforts, which consisted primarily of severance and professional services expenses.
On March 31, 2017, we closed our Oklahoma City, Oklahoma facility. In the first quarter of 2017, we incurred $5.7 million of costs associated with this closure, which included $3.7 million in accelerated depreciation.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, and the related Consolidated Statements of Operations, Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or SEC, on February 21, 2018.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SIGNIFICANT ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Significant areas that may require the use of estimates and measurement of uncertainty include determination of net realizable value for deferred tax assets, uncertain tax positions, assessment of impairment of long-lived assets, variable consideration or reductions to revenue, revenue recognition estimates related to allocating the transaction price to various performance obligations, goodwill and intangibles, assessment of environmental matters, equity-based compensation and pension and postretirement obligation assumptions. Actual results could differ from those estimates and assumptions.
CASH AND CASH EQUIVALENTS
We consider all highly liquid instruments with maturities of three months or less at date of purchase to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,656.9 million and $1,636.3 million at March 31, 2018 and December 31, 2017, respectively.
For the three months ended March 31, 2018, we capitalized $1.0 million of interest expense associated with the construction of a paper machine at our Shelby, North Carolina consumer products facility and $0.3 million of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard facility. For the three months ended March 31, 2017, we capitalized $0.8 million of interest expense associated with the continuous pulp digester project and $0.1 million associated with the Shelby paper machine.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets.
REVENUE RECOGNITION
We enter into contracts that can include various combinations of tissue and paperboard products, which are generally capable of being distinct and accounted for as separate performance obligations.
Revenue is recognized at a point in time upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed. Revenue is recognized at shipment for sales when shipping terms are free on board, or FOB, shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. Revenue from both domestic and foreign sales of our products can involve shipping terms of either FOB shipping point or FOB destination or other shipping terms, depending upon the sales agreement with the customer. We have elected to treat shipping and handling costs for FOB shipping point contracts as a fulfillment cost, not as a separate performance obligation. No revenue is recognized over time. We typically expense incremental direct costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally 12 months or less. We have also elected to use the practical expedient to not disclose unsatisfied or partially satisfied performance obligations as we have no unsatisfied contracts where the remaining portions are expected to be satisfied in a period greater than one year.
We provide for trade promotions, customer cash discounts, customer returns and other deductions as reductions to net sales, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Revenue net of returns and credits is only recognized to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Significant judgment is required to determine the most probable amount of variable consideration to apply as a reduction to net sales. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
Payment terms and conditions vary by contract type. Terms generally include a requirement of payment within 30 days, and do not include a significant financing component.
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of March 31, 2018 and December 31, 2017, we had allowances for doubtful accounts of $1.3 million and $1.4 million, respectively.
Refer to Note 15, "Segment Information," for further information, including the disaggregation of revenue by segment, primary geographical market, and major product type.
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,440,696 shares of our outstanding common stock pursuant to this repurchase program, of which 84,750 shares were repurchased during the first quarter of 2017 at an average price of $57.53 per share. We did not repurchase shares during the first quarter of 2018. As of March 31, 2018, we had up to $29.8 million of authorization remaining pursuant to this stock repurchase program.

DERIVATIVES
We had no activity during the three months ended March 31, 2018 and 2017 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of March 31, 2018, these contracts covered approximately 30% of our expected average monthly natural gas requirements for the remainder of 2018. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

NOTE 2 Recently Adopted and New Accounting Standards
Recently Adopted
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to allow for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (Act). This ASU also requires certain disclosures about stranded tax effects. We adopted this standard on January 1, 2018, which resulted in the reclassification of $12.9 million between retained earnings and accumulated other comprehensive loss (AOCL), increasing retained earnings and AOCL within the equity section of our Consolidated Balance Sheet.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU was effective prospectively for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted this standard on January 1, 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer disaggregate the service cost component, presented within the "Cost of sales" and "Selling, general, and administrative" line items on our Consolidated Statements of Operations, from the other components of net periodic cost (benefit), which are now presented within the "Non-operating pension and other postretirement benefit (costs) income" line item in our Consolidated Statements of Operations. We adopted the standard effective January 1, 2018, which resulted in the retrospective presentation in the income statement of the disaggregated components and the prospective changes to the capitalized portion of both service cost and the other components within inventory. The adoption did not have a material impact on our consolidated financial statements. Refer to Note 10, "Pension and Other Postretirement Employee Benefit Plans," for further information, including the amounts associated with the reclassification of the components of net periodic cost as operating and non-operating.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard requires enhanced disclosures about revenue, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We adopted the new revenue guidance effective January 1, 2018 using the cumulative effect method, and did not have an adjustment to retained earnings upon adoption. The standard was applied to open contracts at the date of initial application. Aside from expanded disclosures, the adoption of Topic 606 did not have a material impact on our consolidated financial statement line items, processes, or internal controls. Refer to Note 1, "Nature of Operations and Basis of Presentation," for information about the basis of revenue recognition, and Note 15, "Segment Information," for further information including the disaggregation of revenue by segment, primary geographical market, and major product type.
New Accounting Standards
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
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.

NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	March 31, 2018	December 31, 2017
Pulp, paperboard and tissue products	$160,656	$165,281
Materials and supplies	86,714	85,987
Logs, pulpwood, chips and sawdust	12,062	14,775
	$259,432	$266,043
NOTE 4 Intangible Assets
Intangible assets at the balance sheet dates are comprised of the following:

	March 31, 2018
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(35,735)	$26,666
Trade names and trademarks	7.4	6,786	(3,257)	3,529
Other intangibles	6.0	572	(175)	397
		$69,759	$(39,167)	$30,592

	December 31, 2017
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(34,061)	$28,340
Trade names and trademarks	7.4	6,786	(3,000)	3,786
Non-compete agreements	5.0	574	(574)	—
Other intangibles	6.0	572	(156)	416
		$70,333	$(37,791)	$32,542

For the three months ended March 31, 2018 and 2017, intangible assets amortization expense was $2.0 million and $1.9 million, respectively.
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
Our estimated annual effective tax rate applied to the first quarter of 2018 is approximately 25%, compared with approximately 34% for the same period in 2017. During the first quarter of 2018, we recognized income tax benefits from a federal tax law extension on a previously expired credit and the remeasurement of certain deferred tax assets and liabilities resulting from state rate changes enacted in the period. The decrease in the rate is primarily due to the rate reduction enacted with the Tax Cuts and Jobs Act.

NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	March 31, 2018	December 31, 2017
Trade accounts payable	$180,394	$169,293
Accrued wages, salaries and employee benefits	32,538	41,979
Accrued discounts and allowances	7,142	7,283
Accrued taxes other than income taxes payable	7,372	6,907
Accrued utilities	5,994	6,759
Accrued interest	5,549	12,723
Other	10,348	11,677
	$249,337	$256,621
NOTE 7 Debt
REVOLVING CREDIT FACILITIES
As of March 31, 2018, there was an aggregate of $168.5 million in borrowings outstanding under the credit facilities and $7.6 million of the credit facilities was being used to support outstanding standby letters of credit. As of December 31, 2017, there was an aggregate of $155.0 million in borrowings outstanding under the credit facilities.
The borrowings outstanding under the revolving credit facilities as of March 31, 2018, consisted of short-term base and LIBOR rate loans and are classified as current liabilities in our Consolidated Balance Sheet. As of March 31, 2018, we would have been permitted to draw an additional $123.9 million under the credit facilities.
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	March 31, 2018	December 31, 2017
Long-term lease obligations, net of current portion	$26,205	$26,460
Deferred proceeds	5,309	5,576
Deferred compensation	4,905	5,023
Other	5,770	6,216
	$42,189	$43,275

NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments
Balance at December 31, 2016	$(51,753)
Other comprehensive income, net of tax[1]	401
Balance at March 31, 2017	$(51,352)

Balance at December 31, 2017	$(43,983)
Other comprehensive income, net of tax[1]	1,419
Reclassification of the income tax effects of the Tax Cuts and Jobs Act	(12,852)
Balance at March 31, 2018	$(55,416)

[1]
Included in other comprehensive income are net periodic costs associated with our pension and other postretirement employee benefit (OPEB) plans that were reclassified from accumulated other comprehensive loss. For the three months ended March 31, 2018 and 2017, actuarial loss amortization of $1.7 million and $0.6 million, respectively, as well as $0.3 million and $0.2 million, respectively, of prior service credit amortization were reclassified. These amounts are net of tax totaling $0.5 million and $0.3 million for each respective period. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended March 31,
(In thousands)	2018	2017	2018	2017
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$434	$560	$48	$68
Interest cost	3,000	3,278	607	704
Expected return on plan assets	(4,254)	(4,694)	—	—
Amortization of prior service cost (credit)	—	2	(419)	(383)
Amortization of actuarial loss (gain)	2,570	2,525	(225)	(1,480)
Net periodic cost (benefit)	$1,750	$1,671	$11	$(1,091)

During the three months ended March 31, 2018 and 2017, we made no contributions to our qualified pension plans. We do not expect, nor are we required, to make contributions in 2018.
During the three months ended March 31, 2018, we made contributions of $0.1 million to our company-sponsored non-qualified pension plan. We estimate contributions will total $0.4 million in 2018. We do not anticipate funding our OPEB plans in 2018 except to pay benefit costs as incurred during the year by plan participants.
On January 1, 2018 we adopted ASU 2017-07, which allows for only the service cost component of net periodic cost to be included as an operating cost. The other components of net periodic costs are to be included as non-operating costs in the accompanying Consolidated Statements of Operations. During the three months ended March 31, 2018, $0.3 million of net periodic pension and OPEB service costs were charged to "Cost of sales," $0.2 million were charged to "Selling, general and administrative expenses," and $1.3 million was charged to "Non-operating pension and other post retirement benefit (costs) income" in the accompanying Consolidated Statements of Operations.
The adoption of ASU 2017-07 also required the reclassification of all prior period costs other than service costs from operating to non-operating. During the three months ended March 31, 2017, $0.4 million and $0.3 million of net periodic costs were charged to "Cost of sales," and "Selling, general and administrative expenses," respectively, and less than $0.1 million of income was charged to "Non-operating pension and other postretirement benefit (costs) income" in the accompanying Consolidated Statements of Operations.

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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended March 31,
	2018	2017
Basic average common shares outstanding[1]	16,476,011	16,484,069
Incremental shares due to:
Restricted stock units	27,261	37,494
Performance shares	65,469	72,124
Stock options	8,670	48,688
Diluted average common shares outstanding	16,577,411	16,642,375

Basic net earnings per common share	$0.16	$0.46
Diluted net earnings per common share	0.16	0.45

Anti-dilutive shares excluded from calculation	558,319	355,305

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Restricted stock units	$422	$292
Performance shares	533	596
Stock options	535	579
Total employee equity-based compensation expense	$1,490	$1,467
As provided in the Clearwater Paper Corporation 2008 and 2017 Stock Incentive Plans, the following performance measures are used to determine the number of performance shares ultimately issuable:

•
For performance shares granted in 2017, the performance measure used for 40% of the grant is a comparison of the percentile ranking of our total stockholder return, or TSR, compared to the TSR of a selected index, and for 60% of the performance share awards granted the performance measure used is a return on invested capital, or ROIC, performance measure.

•
For performance shares granted in 2018, the performance measure used for 40% of the performance share awards granted is an ROIC performance measure. For the remaining 60% of the grants, a free cash flow performance measure is used. The combined performance of these measures is then subject to an adjustment (increase or decrease) of up to 25% based on our TSR compared to the TSR performance of a selected index.

The number of performance shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%.

During the first three months of 2018, 19,133 RSUs were settled and distributed. After adjusting for minimum tax withholdings, a net 13,221 shares were issued. In connection with the issued RSUs, the minimum tax withholding payments made during the three months ended March 31, 2018 totaled $0.2 million.

During the three months ended March 31, 2018, we had 912 stock option awards expire with a weighted-average exercise price of $66.97. At March 31, 2018, we had 303,840 stock option awards that were exercisable with a weighted-average exercise price of $63.19.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2017 Stock Incentive Plan during the three months ended March 31, 2018 and the grant-date fair value of the awards:

	Three Months Ended
	March 31, 2018
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	108,816	$37.45
Performance shares	49,040	37.45
Stock options	196,488	14.51
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation benefit of $0.7 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheet were $3.2 million and $2.1 million, respectively. At December 31, 2017, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $3.6 million and $2.4 million, respectively.
NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	March 31,		December 31,
	2018		2017
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents (Level 1)	$12,064	$12,064	$15,738	$15,738
Borrowings under revolving credit facilities (Level 2)	168,500	168,417	155,000	154,882
Long-term debt (Level 2)	575,000	554,875	575,000	569,250
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

NOTE 14 Business Interruption and Insurance Recovery
In the first quarter of 2017 our financial statements included the impact of two separate fires, one of which occurred in the fourth quarter of 2016. Both claims were finalized in the first quarter of 2017 and the net proceeds from our insurance provider of $4.3 million was included in "Cost of Sales" in our Consolidated Statement of Operations for the three months ended March 31, 2017.
There was no business interruption insurance activity in the three months ended March 31, 2018 at any of our facilities.
NOTE 15 Segment Information
Our reportable segments are described below.
Consumer Products
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products, or retail products, and away-from-home tissue products, or non-retail products, and parent rolls. Retail products include bath, paper towels, facial and napkin product categories. Non-retail products include conventional one and two-ply bath tissue, two-ply paper towels, hard wound towels and dispenser napkins sold to customers with commercial and industrial tissue needs. Each category is further distinguished according to quality segments: ultra, premium, value and economy.
Pulp and Paperboard
Our Pulp and Paperboard segment manufactures and markets solid bleached sulfate paperboard for the high-end segment of the packaging industry as well as offers custom sheeting, slitting and cutting of paperboard. Our overall production consists primarily of folding carton, liquid packaging, cup and plate products and commercial printing grades. The majority of our Pulp and Paperboard customers are packaging converters, folding carton converters, merchants and commercial printers.

The table below presents information about our reportable segments:

	Three Months Ended March 31,
(In thousands)	2018	2017
Segment net sales:
Consumer Products	$238,842	$242,423
Pulp and Paperboard	198,110	195,102
Total segment net sales	$436,952	$437,525

Earnings (loss) before income taxes:
Consumer Products[1,2,3]	$1,629	$6,204
Pulp and Paperboard[2,3]	26,154	27,200
	27,783	33,404
Corporate[2,3]	(16,244)	(12,894)
Income from operations	11,539	20,510
Interest expense, net	(8,020)	(8,043)
Non-operating pension and other postretirement benefit (costs) income[2]	(1,279)	48
Earnings before income taxes	$2,240	$12,515

Depreciation and amortization:
Consumer Products[1]	$14,297	$18,242
Pulp and Paperboard	9,429	8,105
Corporate	1,441	1,210
Total depreciation and amortization	$25,167	$27,557

[1]
Operating income for the Consumer Products segment for the three months ended March 31, 2017 includes $5.7 million of costs associated with the closure of the Oklahoma City facility. These costs include $3.7 million of accelerated depreciation.

[2]
As a result of the adoption of ASU 2017-07, certain pension and OPEB (costs) income have been reclassified from operating to non-operating income. The service cost component of pension and OPEB costs remains within segment operating income. Refer to Note 2, "Recently Adopted and New Accounting Standards," and Note 10, "Pension and Other Postretirement Benefit Plans," for additional detail.

[3]
Income (loss) from operations for the Consumer Products, Pulp and Paperboard and Corporate segments include $1.4 million, $0.3 million and $3.4 million, respectively, of expenses associated with our selling, general and administrative cost control measures.

For the three months ended March 31, 2018 and 2017, one customer, the Kroger Company, accounted for approximately 16.3% and 14.9%, respectively, of our total company net sales.

Net sales, classified by the major geographic areas in which our customers are located and major products, were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Primary geographical markets:
United States	$420,820	$421,967
Other countries	16,132	15,558
Total net sales	$436,952	$437,525

Major products:
Retail tissue	$220,885	$218,137
Paperboard	198,110	195,102
Non-retail tissue	16,959	23,993
Other	998	293
Total net sales	$436,952	$437,525

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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2018

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$455,177	$46,213	$(64,438)	$436,952
Cost and expenses:
Cost of sales	(412,957)	(40,360)	60,884	(392,433)
Selling, general and administrative expenses	(27,632)	(5,348)	—	(32,980)
Total operating costs and expenses	(440,589)	(45,708)	60,884	(425,413)
Income from operations	14,588	505	(3,554)	11,539
Interest expense, net	(7,929)	(91)	—	(8,020)
Non-operating pension and other postretirement benefit costs	(1,279)	—	—	(1,279)
Earnings before income taxes	5,380	414	(3,554)	2,240
Income tax (provision) benefit	(382)	(13)	755	360
Equity in earnings of subsidiary	401	—	(401)	—
Net earnings	$5,399	$401	$(3,200)	$2,600
Other comprehensive income, net of tax	1,419	—	—	1,419
Comprehensive income	$6,818	$401	$(3,200)	$4,019

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$420,215	$76,549	$(59,239)	$437,525
Cost and expenses:
Cost of sales	(374,481)	(69,738)	57,159	(387,060)
Selling, general and administrative expenses	(23,565)	(6,390)	—	(29,955)
Total operating costs and expenses	(398,046)	(76,128)	57,159	(417,015)
Income from operations	22,169	421	(2,080)	20,510
Interest expense, net	(7,992)	(51)	—	(8,043)
Non-operating pension and other postretirement benefit income	48	—	—	48
Earnings before income taxes	14,225	370	(2,080)	12,515
Income tax (provision) benefit	(5,786)	45	741	(5,000)
Equity in income of subsidiary	415	—	(415)	—
Net earnings	$8,854	$415	$(1,754)	$7,515
Other comprehensive income, net of tax	401	—	—	401
Comprehensive income	$9,255	$415	$(1,754)	$7,916

Clearwater Paper Corporation
Consolidating Balance Sheet
At March 31, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$12,064	$—	$—	$12,064
Receivables, net	118,734	18,888	—	137,622
Taxes receivable	18,780	39	—	18,819
Inventories	221,221	41,765	(3,554)	259,432
Other current assets	8,463	277	—	8,740
Total current assets	379,262	60,969	(3,554)	436,677
Property, plant and equipment, net	966,641	111,002	—	1,077,643
Goodwill	244,161	—	—	244,161
Intangible assets, net	1,828	28,764	—	30,592
Intercompany (payable) receivable	(4,185)	631	3,554	—
Investment in subsidiary	157,401	—	(157,401)	—
Other assets, net	22,461	2,645	(2,267)	22,839
TOTAL ASSETS	$1,767,569	$204,011	$(159,668)	$1,811,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$168,500	$—	$—	$168,500
Accounts payable and accrued liabilities	229,662	19,675	—	249,337
Current liability for pensions and other postretirement employee benefits	7,631	—	—	7,631
Total current liabilities	405,793	19,675	—	425,468
Long-term debt	570,716	—	—	570,716
Liability for pensions and other postretirement employee benefits	70,934	—	—	70,934
Other long-term obligations	42,189	—	—	42,189
Accrued taxes	1,959	848	—	2,807
Deferred tax liabilities	95,258	26,087	(2,267)	119,078
TOTAL LIABILITIES	1,186,849	46,610	(2,267)	1,231,192
Stockholders’ equity excluding accumulated other comprehensive loss	636,136	157,401	(157,401)	636,136
Accumulated other comprehensive loss, net of tax	(55,416)	—	—	(55,416)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,767,569	$204,011	$(159,668)	$1,811,912

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$15,738	$—	$—	$15,738
Receivables, net	125,001	17,064	—	142,065
Taxes receivable	20,242	40	—	20,282
Inventories	228,311	41,594	(3,862)	266,043
Other current assets	8,587	74	—	8,661
Total current assets	397,879	58,772	(3,862)	452,789
Property, plant and equipment, net	936,659	114,323	—	1,050,982
Goodwill	244,161	—	—	244,161
Intangible assets, net	2,089	30,453	—	32,542
Intercompany payable	(2,807)	(1,055)	3,862	—
Investment in subsidiary	157,000	—	(157,000)	—
Other assets, net	21,413	2,696	(2,331)	21,778
TOTAL ASSETS	$1,756,394	$205,189	$(159,331)	$1,802,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$155,000	$—	$—	$155,000
Accounts payable and accrued liabilities	235,439	21,182	—	256,621
Current liability for pensions and other postretirement employee benefits	7,631	—	—	7,631
Total current liabilities	398,070	21,182	—	419,252
Long-term debt	570,524	—	—	570,524
Liability for pensions and other postretirement employee benefits	72,469	—	—	72,469
Other long-term obligations	43,275	—	—	43,275
Accrued taxes	1,928	842	—	2,770
Deferred tax liabilities	94,694	26,165	(2,331)	118,528
TOTAL LIABILITIES	1,180,960	48,189	(2,331)	1,226,818
Stockholders’ equity excluding accumulated other comprehensive loss	619,417	157,000	(157,000)	619,417
Accumulated other comprehensive loss, net of tax	(43,983)	—	—	(43,983)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,756,394	$205,189	$(159,331)	$1,802,252

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,399	$401	$(3,200)	$2,600
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	19,958	5,209	—	25,167
Equity-based compensation expense	781	—	—	781
Deferred taxes	(119)	(121)	—	(240)
Employee benefit plans	312	—	—	312
Other non-cash adjustments, net	343	(7)	—	336
Changes in working capital, net	4,661	(3,109)	(308)	1,244
Changes in taxes receivable, net	1,462	1	—	1,463
Other, net	(909)	99	—	(810)
Net cash flows from operating activities	31,888	2,473	(3,508)	30,853
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(47,670)	(760)	—	(48,430)
Other, net	761	7		768
Net cash flows from investing activities	(46,909)	(753)	—	(47,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	87,325	—	—	87,325
Repayments of borrowings on revolving credit facilities	(73,825)	—	—	(73,825)
Investment from (to) parent	(1,788)	(1,720)	3,508	—
Other, net	(365)	—	—	(365)
Net cash flows from financing activities	11,347	(1,720)	3,508	13,135
Decrease in cash and cash equivalents	(3,674)	—	—	(3,674)
Cash and cash equivalents at beginning of period	15,738	—	—	15,738
Cash and cash equivalents at end of period	$12,064	$—	$—	$12,064

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8,854	$415	$(1,754)	$7,515
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	18,023	9,534	—	27,557
Equity-based compensation expense	17	—	—	17
Deferred taxes	3,808	567	—	4,375
Employee benefit plans	(788)	—	—	(788)
Other non-cash adjustments, net	285	370	—	655
Changes in working capital, net	(25,829)	19,050	5,690	(1,089)
Changes in taxes receivable, net	11,062	12	(5,477)	5,597
Other, net	1,500	199	—	1,699
Net cash flows from operating activities	16,932	30,147	(1,541)	45,538
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(40,384)	(1,863)	—	(42,247)
Other, net	1	367		368
Net cash flows from investing activities	(40,383)	(1,496)	—	(41,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,875)	—	—	(4,875)
Borrowings on revolving credit facilities	91,000	—	—	91,000
Repayments of borrowings on revolving credit facilities	(96,000)	—	—	(96,000)
Investment from (to) parent	30,525	(32,066)	1,541	—
Other, net	(790)	—	—	(790)
Net cash flows from financing activities	19,860	(32,066)	1,541	(10,665)
Decrease in cash and cash equivalents	(3,591)	(3,415)	—	(7,006)
Cash and cash equivalents at beginning of period	19,586	3,415	—	23,001
Cash and cash equivalents at end of period	$15,995	$—	$—	$15,995

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure, discussion and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the costs, timing and benefits of optimization, cost management and strategic capital projects, benefits of the Manchester Industries acquisition, costs, timing and benefits associated with the Shelby, North Carolina facility expansion, selling, general and administrative cost savings, operating costs, raw materials and input usage and costs, timing and costs related to major maintenance and repairs, capital expenditures, energy costs and usage, cash flows, tax rates, liquidity, credit agreement financial covenants, and market risks. Words such as anticipate, expect, intend, plan, target, project, believe, schedule, estimate, may, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2017 Form 10-K, as well as the following:

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

•	the loss of, changes in prices in regards to, or reduction in orders from a significant customer;

•	changes in customer product preferences and competitors' product offerings;

•	our ability to successfully implement our operational efficiencies and cost savings strategies including related capital projects;

•	our ability to execute on our expansion strategies, including on-time completion of our new tissue manufacturing operations in Shelby, North Carolina;

•
customer acceptance and timing and quantity of purchases of our tissue products, including the existence of sufficient demand for and the quality of tissue produced by our expanded Shelby, North Carolina operations when it is completed;

•	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

•	labor disruptions;

•	changes in transportation costs and disruptions in transportation services;

•	changes in the cost and availability of wood fiber and wood pulp;

•	manufacturing or operating disruptions, including IT system and IT system implementation failures, equipment malfunction and damage to our manufacturing facilities;

•	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

•	cyclical industry conditions;

•	changes in expenses and required contributions associated with our pension plans;

•	environmental liabilities or expenditures;

•	cyber-security risks;

•	reliance on a limited number of third-party suppliers for raw materials;

•	our ability to service our debt obligations;

•	restrictions on our business from debt covenants and terms; and

•	changes in laws, regulations or industry standards affecting our business.
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
Recent Events
Shelby Expansion Project
On February 8, 2017, we announced plans to build a new tissue machine and related converting equipment at a site adjacent to our existing facility in Shelby, North Carolina. The new tissue machine will produce a variety of high-quality private label premium and ultra-premium bath, paper towel and napkin products. At full production capacity, the new tissue machine is expected to produce approximately 70,000 tons of tissue products annually. The estimated cost for the project includes approximately $280 million for the tissue machine, converting equipment and buildings, and approximately $60 million for the purchase and expansion of an existing warehouse that will consolidate all southeastern warehousing in Shelby. We project that the construction of the new facility will be completed in early 2019 and will be fully operational in 2020. During the three months ended March 31, 2018, we spent $38.2 million on construction related activities and the new tissue machine in Shelby. We also capitalized $1.0 million of interest in the first quarter of 2018 related to the Shelby expansion.
Selling, General and Administrative Cost Structure Changes
In the second half of 2017, we began a review of our selling, general and administrative, or SG&A, cost structure as part of our effort to maintain our longer-term competitiveness. As a result of this review, in the fourth quarter of 2017 we began executing on a plan that is expected to result in at least $20 million in annual SG&A savings beginning in 2019. For the three months ended March 31, 2018, we incurred $5.1 million of expenses associated with these efforts, which consisted primarily of severance and professional services expenses.

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

Prices for our consumer tissue products are affected by competitive conditions and the prices of branded tissue products. In recent years, the industry has seen an increase in ultra tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity. Demand and pricing for consumer tissue products is currently being affected by increased supply as a result of new tissue machines that have been added or publicly announced in North America, as well as changing dynamics in the at-home tissue segment as a result of changing consumer purchasing habits, consolidations and new entrants in the consumer retail channel, and new and evolving sales and distribution channels. These changing conditions contribute to a very competitive environment for consumer tissue. In addition, in the third quarter of 2017, our largest tissue customer made the decision to go from a single source model to a multi-source model for their private label tissue supply beginning in the first quarter of 2018. This decision will primarily affect conventional tissue supply to this customer and we do not expect to be able to fully replace this lost volume in 2018 through sales to other customers, which is expected to result in a reduction in our overall tissue volume sales in 2018.

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

Cost of sales
	Three Months Ended March 31,
(Dollars in thousands)	2018		2017
	Cost	Percentage of Sales	Cost	Percentage of Sales	Cost Variance
Wages and benefits	$70,452	16.1%	$73,447	16.8%	$(2,995)
Transportation[1]	54,806	12.5	46,853	10.7	7,953
Purchased pulp	48,254	11.0	46,092	10.5	2,162
Chemicals	42,674	9.8	40,721	9.3	1,953
Chips, sawdust and logs	38,427	8.8	35,232	8.1	3,195
Packaging supplies	22,992	5.2	22,478	5.1	514
Depreciation	21,722	5.0	24,390	5.6	(2,668)
Energy	20,858	4.8	23,489	5.4	(2,631)
Maintenance and repairs[2]	18,650	4.3	18,875	4.3	(225)
	338,835	77.5	331,577	75.8	7,258
Other operating costs	53,598	12.3	55,483	12.7	(1,885)
Total cost of sales	$392,433	89.8%	$387,060	88.5%	$5,373
Certain prior period amounts have been reclassified to conform with the current period presentation.

[1]	Includes internal and external transportation costs.

[2]	Excludes related labor costs.

Wages and benefits. Costs related to our employees primarily consist of wages and related benefit costs and payroll taxes. For the three months ended March 31, 2018, wage and benefit costs decreased compared to the same period in 2017 primarily due to the closure of our Oklahoma City, Oklahoma facility in the first quarter of 2017 and lower labor costs resulting from the implementation of our warehouse automation project at several of our Consumer Products segment's facilities, partially offset by annual wage increases.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. For the three months ended March 31, 2018, transportation costs increased compared to the same period in 2017 due to carrier availability and higher costs to service customer mix. We expect our transportation costs to continue to increase and be $10 million to $20 million higher in 2018 compared to 2017.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three months ended March 31, 2018, total purchased pulp costs increased compared to the same period in 2017 due primarily to increased prices. We expect pulp prices to continue to increase and for our pulp and wood fiber costs to be $5 million to $10 million higher in 2018 compared to 2017.
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
Chemical costs increased in the three month period ending March 31, 2018, compared to the same period in 2017, due to increased pricing for polyethylene, chlorate, latex and caustic.

Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Chips, sawdust and log costs increased for the three months ending March 31, 2018, compared to the same period in 2017, primarily due to increased prices for these materials at both of our pulp and paperboard locations.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. For the three months ended March 31, 2018, packaging costs increased compared to the same period in 2017 due to higher prices.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three months ended March 31, 2018 decreased compared to the same period in 2017 due primarily to accelerating depreciation in 2017 on certain Oklahoma City assets in connection with the March 2017 facility closure, partially offset by increased depreciation as a result of higher capital spending.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period due primarily to volatility in temperatures and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a co-generation facility that produces steam and electricity at our Lewiston, Idaho manufacturing site helps to lower our energy costs. Energy costs for the three months ended March 31, 2018, decreased compared to the same period in 2017 primarily due to decreased usage in our Consumer Products segment as a result of lower shipments and our Oklahoma City facility closure, in addition to lower natural gas prices and usage at our Idaho pulp and paperboard facility.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of March 31, 2018, these contracts covered approximately 30% of our expected average monthly natural gas requirements for the remainder of 2018.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the three months ended March 31, 2018, maintenance and repair spending was slightly lower than the same period in 2017 due to lower maintenance at several of our Consumer Products segment's facilities and the March 2017 closure of our Oklahoma City facility, which were largely offset by higher planned maintenance at our Arkansas pulp and paperboard facility. There were no planned major maintenance outages in the first quarters of 2018 or 2017.
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities, and comply with environmental laws. During the three months ended March 31, 2018, excluding capitalized interest of $1.3 million, we spent $48.4 million on capital expenditures, which included $44.8 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. During the three months ended March 31, 2017, we spent $41.0 million on capital expenditures, excluding capitalized interest of $0.8 million, which included $30.7 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment.
Other. Other costs primarily consist of miscellaneous operating costs, which decreased in the three month period ended March 31, 2018, compared to the same period in 2017, due primarily to reduced purchased paper costs and professional service costs. Other costs in the first quarter of 2017 included $4.3 million of insurance recoveries related to claim settlements at our Las Vegas and Shelby facilities, as discussed in Note 14, “Business Interruption and Insurance Recovery,” to the consolidated financial statements included in this Report.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products.
Interest expense
Interest expense for the three months ended March 31, 2018 and 2017 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. Interest expense also includes interest on the amount drawn under our revolving credit facilities and amortization of deferred issuance costs associated with all of our notes and revolving credit facilities.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended March 31,
(Dollars in thousands)	2018		2017
Net sales	$436,952	100.0%	$437,525	100.0%
Costs and expenses:
Cost of sales	(392,433)	89.8	(387,060)	88.5
Selling, general and administrative expenses	(32,980)	7.5	(29,955)	6.8
Total operating costs and expenses	(425,413)	97.4	(417,015)	95.3
Income from operations	11,539	2.6	20,510	4.7
Interest expense, net	(8,020)	1.8	(8,043)	1.8
Non-operating pension and other postretirement benefit (costs) income	(1,279)	0.3	48	—
Earnings before income taxes	2,240	0.5	12,515	2.9
Income tax benefit (provision)	360	0.1	(5,000)	1.1
Net earnings	$2,600	0.6%	$7,515	1.7%
Net sales—First quarter 2018 net sales decreased by $0.6 million compared to the first quarter of 2017. This decrease was primarily the result of lower parent roll sales in our consumer products segment offset by favorable pricing and product mix in our pulp and paperboard segment. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 89.8% of net sales for the first quarter of 2018 and 88.5% of net sales for the same period in 2017. Our overall cost of sales were $5.4 million higher than the first quarter of 2017, primarily due to higher input costs for transportation, chips, sawdust and logs, purchased pulp and chemicals. These higher costs were partially offset by lower wage and benefit costs due to the shutdown of our Oklahoma City facility and the implementation of our warehouse automation project at several facilities in our Consumer Products segment, in addition to lower depreciation expense in the first quarter of 2018 due to accelerated depreciation associated with the closure of our Oklahoma City facility in the first quarter of 2017.
Selling, general and administrative expenses—Selling, general and administrative expenses for the first quarter of 2018 increased $3.0 million compared to the first quarter of 2017. The higher expense was primarily a result of $5.1 million of reorganization related expenses primarily consisting of severance costs and professional service fees, partially offset by a $0.7 million of mark-to-market benefit during the first quarter of 2018, compared to $1.5 million of mark-to-market benefit during the first quarter of 2017, related to our directors' common stock units, which will ultimately be settled in cash.
Interest expense—Interest expense for the first quarter of 2018 remained flat compared to the first quarter of 2017, as higher interest expense associated with a larger average balance on our revolving credit facilities was offset by higher capitalized interest in the first quarter of 2018, both compared to the prior year period.
Income tax provision—We recorded an income tax benefit of $0.4 million for the three months ended March 31, 2018, compared to income tax expense of $5.0 million in the same period in 2017. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended March 31, 2018 was a benefit of approximately 16% compared to expense of approximately 40% for the same period of 2017. The decrease to the rate was primarily the result of the federal corporate rate reduction enacted with the Tax Cuts and Jobs Act. Also, during the first quarter of 2018, we recognized income tax benefits from a federal tax law extension on a previously expired credit and the remeasurement of certain deferred tax assets and liabilities resulting from state rate changes enacted in the period.
During the first quarters of 2018 and 2017, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the tax rate for the three months ended March 31, 2018 would have been approximately 21% compared to an adjusted rate of approximately 38%

for the three months ended March 31, 2017. See the section entitled “Non-GAAP Measures” on page 29 of this report for a reconciliation of these adjusted income tax provision amounts to the comparable GAAP income tax provision amounts.

Discussion of Business Segments
Consumer Products

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2018	2017
Net sales	$238,842	$242,423
Operating income	1,629	6,204
Percent of net sales	0.7%	2.6%

Shipments (short tons)
Retail	80,971	78,686
Non-retail	11,236	16,678
Total tissue tons	92,207	95,364
Converted products cases (in thousands)	13,262	13,123

Sales price (per short ton)
Retail	$2,715	$2,772
Non-retail	1,509	1,439
Total tissue	$2,568	$2,539
Net sales for the Consumer Products segment during the first quarter of 2018 decreased by $3.6 million compared to the first quarter of 2017 due to a reduction in sales volume in addition to unfavorable pricing for retail tissue compared to the first quarter of 2017. These decreases were partially offset by a favorable mix shift due to reduced sales of lower priced parent rolls and increased sales of higher priced ultra quality bathroom tissue and paper towels.
Segment operating income for the first quarter of 2018 decreased by $4.6 million, compared to the first quarter of 2017, due primarily to the decreased sales, as well as higher costs in the first quarter of 2018 for transportation and purchased pulp and reorganization related expenses incurred associated with our selling, general and administrative cost reduction efforts, partially offset by lower wage and benefit costs and lower depreciation expense.
Pulp and Paperboard

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2018	2017
Net sales	$198,110	$195,102
Operating income	26,154	27,200
Percent of net sales	13.2%	13.9%

Paperboard shipments (short tons)	206,309	210,382
Paperboard sales price (per short ton)	$960	$927
Net sales for the Pulp and Paperboard segment increased by $3.0 million during the first quarter of 2018, compared to the first quarter of 2017. The increase was due primarily to price increases implemented in mid-2017 and, to a lesser extent, a favorable change in the sales mix.
Operating income for the segment decreased by $1.0 million during the first quarter of 2018, compared to the first quarter of 2017, primarily due to increased wood fiber, maintenance and chemical costs and higher depreciation expense. These unfavorable impacts were partially offset by lower energy costs as a result of favorable natural gas pricing.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Net earnings	$2,600	$7,515
Interest expense, net	8,020	8,043
Income tax (benefit) provision	(360)	5,000
Depreciation and amortization expense[1]	25,167	27,557
EBITDA	$35,427	$48,115
Directors' equity-based compensation benefit	(709)	(1,450)
Reorganization related expenses associated with SG&A cost control measures	5,104	—
Costs associated with Oklahoma City facility closure	—	2,074
Costs associated with Long Island facility closure	—	466
Manchester Industries acquisition related expenses	—	115
Adjusted EBITDA	$39,822	$49,320

[1]	Depreciation and amortization expense for the three months ended March 31, 2017 includes $3.7 million of accelerated depreciation associated with the closure of our Oklahoma City facility.

The following table provides our Adjusted income tax provisions for the three months ended March 31, 2018 and 2017, as well as a reconciliation to the GAAP income tax benefit (provision).

	Three Months Ended
	March 31,
(In thousands)	2018	2017
GAAP Income tax benefit (provision)	$360	$(5,000)
Special items, tax impact:
Directors' equity-based compensation benefit	177	493
Reorganization related expenses associated with SG&A cost control measures	(1,276)	—
Impact of state tax rate changes	(676)	—
Costs associated with Oklahoma City facility closure	—	(1,951)
Costs associated with Long Island facility closure	—	(158)
Manchester Industries acquisition related expenses	—	(39)
Adjusted income tax provision	$(1,415)	$(6,655)

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the three months ended March 31, 2018 and 2017:

(In thousands)	2018	2017
Net cash flows from operating activities	$30,853	$45,538
Net cash flows from investing activities	(47,662)	(41,879)
Net cash flows from financing activities	13,135	(10,665)
Cash Flows Summary
Net cash flows provided by operating activities for the three months ended March 31, 2018 decreased by $14.7 million compared to the same period in 2017. The decrease in operating cash flows was driven by a decrease in earnings, after adjusting for noncash related items, of $10.1 million compared to the first quarter of 2017, as well as a $4.1 million decrease in cash inflows from taxes receivable.
Net cash flows used for investing activities increased by $5.8 million primarily due to additions to plant and equipment. Capital spending for plant and equipment increased by $6.2 million compared to the same period in 2017 due to our continued focus on strategic capital projects, including our new tissue machine and related converting equipment at our Shelby, North Carolina facility.
Net cash flows provided by financing activities were $13.1 million for the first three months of 2018, and were largely driven by net borrowings of $13.5 million on our revolving credit facilities. Borrowings and repayments on our credit facilities are presented gross on our Consolidated Statements of Cash Flows. Net cash flows used for financing activities were $10.7 million for the first three months of 2017, due largely to $4.9 million in repurchases of our outstanding common stock pursuant to our stock repurchase program as well as net repayments of $5.0 million on our revolving credit facilities.
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
Debt Arrangements
Our annual debt service obligation, consisting of cash payments for interest on the 2013 Notes and the 2014 Notes, is estimated to be $28.5 million for 2018. The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money, pay dividends, redeem or repurchase capital stock, make investments, sell assets, create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries, enter into transactions with affiliates, enter into sale and lease back transactions, create liens, and consolidate, merge or sell all or substantially all of our assets. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer, or lease substantially all of our or their assets to another person.
Credit Arrangements
Our revolving credit facilities contain various loan covenants that restrict our ability and that of our subsidiaries to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of their business. In addition, the revolving credit facilities contain financial covenants that require us to maintain a consolidated total leverage ratio in an amount not to exceed 4.50 to 1.00 in 2018, 4.25 to 1.00 in 2019, and 4.00 to 1.00 thereafter (subject to certain exceptions with respect to acquisitions in excess of an agreed threshold amount) and a consolidated interest coverage ratio in an amount not less than 1.75 to 1.00 through 2020 and 2.25 to 1.00 thereafter.
As of March 31, 2018, our consolidated total leverage ratio for the most recent four quarters was 4.1 to 1.0 and our consolidated interest coverage ratio was 2.5 to 1.0.  Based on our current financial projections and also taking into account certain actions that are available to us to enhance our compliance with these covenants, we expect to remain in compliance with them for the foreseeable future. However, if market conditions deteriorate more than we expect or our results of operations or financial position are negatively affected by other factors currently not anticipated, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with either of these covenants, and if we are unable to do so, it would be necessary to seek amendments to the affected covenants from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions.
See Note 7, "Debt" to the condensed notes to the consolidated financial statements included in this Report for additional discussion of our revolving credit facilities.
CONTRACTUAL OBLIGATIONS
As of March 31, 2018, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
As of March 31, 2018, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facilities. As of March 31, 2018, there were $168.5 million in borrowings outstanding under our revolving credit facilities. The interest rates applied to borrowings under the credit facilities are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facilities' borrowings of $168.5 million, would have an approximate $1.7 million annual effect on interest expense. During the three months ended March 31, 2018, we reduced our short-term interest rate risk through the use of a short-term LIBOR Rate option for our outstanding credit facilities' borrowings balance of $60.0 million. We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of March 31, 2018, these contracts covered approximately 30% of our expected average monthly natural gas requirements for the remainder of 2018.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2018. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
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

ITEM 1A.
Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, entitled “Risk Factors.”

ITEM 2.
Unregistered Sales of Equity Securities and Uses of Proceeds
Issuer Purchases of Equity Securities
Refer to the "Stockholders' Equity" section of Note 1, "Nature of Operations and Basis of Presentation," to the consolidated financial statements included in this Report for discussion of issuer purchases of equity securities.
We did not repurchase shares during the three months ended March 31, 2018.

ITEM 6.
Exhibits

EXHIBIT NUMBER	DESCRIPTION
(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

10(i)*[1]	Clearwater Paper Executive Severance Plan, (incorporated by reference to exhibit 10(i) to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2018).

10(ii)*[1]
Amendment to Employment Agreement between Linda K. Massman and the Company, dated March 8, 2018, (incorporated by reference to exhibit 10(ii) to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2018).

10(iii)*[1]
Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for restricted stock unit awards approved subsequent to December 31, 2017, (incorporated by reference to exhibit 10.7(x) to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2018).

10(iv)*[1]
Clearwater Paper Corporation-Form of Stock Option Agreement, as amended and restated, to be used for annual restricted stock unit awards approved subsequent to December 31, 2017, (incorporated by reference to exhibit 10.8(v) to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2018).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Incorporated by reference.

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

CLEARWATER PAPER CORPORATION
(Registrant)

May 1, 2018	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

May 1, 2018	By	/s/ ROBERT N. DAMMARELL
Robert N. Dammarell
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)