Form 10-Q
period 2018-06-30
Clearwater Paper Corp
filed 2018-08-07
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of August 3, 2018 was 16,461,119.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$432,099	$429,663	$869,051	$867,188
Costs and expenses:
Cost of sales	(387,154)	(381,061)	(779,587)	(768,121)
Selling, general and administrative expenses	(26,564)	(29,454)	(59,544)	(59,409)
Total operating costs and expenses	(413,718)	(410,515)	(839,131)	(827,530)
Income from operations	18,381	19,148	29,920	39,658
Interest expense, net	(7,723)	(7,673)	(15,743)	(15,716)
Non-operating pension and other postretirement benefit (costs) income	(1,187)	517	(2,466)	565
Earnings before income taxes	9,471	11,992	11,711	24,507
Income tax provision	(2,510)	(3,955)	(2,150)	(8,955)
Net earnings	$6,961	$8,037	$9,561	$15,552
Net earnings per common share:
Basic	$0.42	$0.49	$0.58	$0.94
Diluted	0.42	0.48	0.58	0.94
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$6,961	$8,037	$9,561	$15,552
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $588, $234, $1,205 and $648	1,644	357	3,372	988
Amortization of prior service credit included in net periodic cost, net of tax of $(111), $(151), $(221) and $(302)	(308)	(231)	(617)	(461)
Other comprehensive income, net of tax	1,336	126	2,755	527
Comprehensive income	$8,297	$8,163	$12,316	$16,079
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$53,278	$15,738
Receivables, net	118,726	142,065
Taxes receivable	8,784	20,282
Inventories	262,213	266,043
Other current assets	8,132	8,661
Total current assets	451,133	452,789
Property, plant and equipment, net	1,171,368	1,050,982
Goodwill	244,161	244,161
Intangible assets, net	28,642	32,542
Other assets, net	24,093	21,778
TOTAL ASSETS	$1,919,397	$1,802,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$160,000	$155,000
Accounts payable and accrued liabilities	357,588	256,621
Current liability for pensions and other postretirement employee benefits	7,631	7,631
Total current liabilities	525,219	419,252
Long-term debt	570,908	570,524
Liability for pensions and other postretirement employee benefits	69,504	72,469
Other long-term obligations	37,734	43,275
Accrued taxes	3,116	2,770
Deferred tax liabilities	122,347	118,528
TOTAL LIABILITIES	1,328,828	1,226,818
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-16,461,119 and 16,447,898 shares issued	2	2
Additional paid-in capital	3,980	1,161
Retained earnings	640,667	618,254
Accumulated other comprehensive loss, net of tax	(54,080)	(43,983)
TOTAL STOCKHOLDERS' EQUITY	590,569	575,434
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,919,397	$1,802,252
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$9,561	$15,552
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	50,344	53,612
Deferred taxes	2,649	7,891
Employee benefit plans	326	(2,183)
Deferred issuance costs on debt	716	598
Other non-cash adjustments, net	427	1,072
Changes in working capital, net	36,317	23,742
Changes in taxes receivable, net	11,498	4,229
Other, net	(962)	(914)
Net cash flows from operating activities	110,876	103,599
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(78,600)	(85,709)
Other, net	807	417
Net cash flows from investing activities	(77,793)	(85,292)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(4,875)
Borrowings on revolving credit facilities	124,063	117,000
Repayments of borrowings on revolving credit facilities	(119,063)	(144,000)
Other, net	(543)	(914)
Net cash flows from financing activities	4,457	(32,789)
Increase (decrease) in cash and cash equivalents	37,540	(14,482)
Cash and cash equivalents at beginning of period	15,738	23,001
Cash and cash equivalents at end of period	$53,278	$8,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$14,294	$14,310
Cash paid for income taxes	1,517	2,329
Cash received from income tax refunds	13,281	5,650
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accrued property, plant and equipment	$88,859	$3,845
Non-cash additions to property, plant and equipment	—	4,525
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
In the second half of 2017, we began a review of our selling, general and administrative cost structure as part of our effort to maintain our longer-term competitiveness. As a result of this review, in the fourth quarter of 2017 we began executing on a plan that is expected to result in lower selling, general and administrative expenses beginning in 2018. For the six months ended June 30, 2018, we incurred $6.2 million of expenses associated with these efforts, which consisted primarily of severance and professional services expenses.
On March 31, 2017, we closed our Oklahoma City, Oklahoma facility. In the first half of 2017, we incurred $6.0 million of costs associated with this closure, which included $3.7 million in accelerated depreciation.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, the related Consolidated Statements of Operations, and Comprehensive Income for the three and six months ended June 30, 2018 and 2017, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,678.6 million and $1,636.3 million at June 30, 2018 and December 31, 2017, respectively.
For the six months ended June 30, 2018, we capitalized $2.6 million of interest expense associated with the construction of a paper machine at our Shelby, North Carolina consumer products facility and $0.6 million of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard facility. For the six months ended June 30, 2017, we capitalized $1.8 million of interest expense associated with the continuous pulp digester project and $0.2 million associated with the Shelby paper machine.
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
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of June 30, 2018 and December 31, 2017, we had allowances for doubtful accounts of $1.3 million and $1.4 million, respectively.
Refer to Note 15, "Segment Information," for further information, including the disaggregation of revenue by segment, primary geographical market, and major product type.

ACCOUNT PURCHASE AGREEMENT

In June 2018, we entered into an agreement (the “Account Purchase Agreement”) to offer to sell, on a revolving and discounted basis, certain trade accounts receivable balances to an unrelated third-party financial institution. If the financial institution purchases receivables thereunder, in its sole discretion, such transfers are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Account Purchase Agreement provides for the continuing sale of certain receivables on a revolving basis until June 2020 and automatically renews for successive one year terms, unless either party elects to terminate the Account Purchase Agreement in accordance with its terms. The maximum amount of receivables that may be sold at any time, prior to the settlement thereof, is $60.0 million.

For the quarter ended June 30, 2018, $22.0 million of receivables had been sold under the Account Purchase Agreement. The proceeds from these sales of receivables are included within the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The recorded factoring expense on sale of receivables is less than $0.1 million for the quarter ended June 30, 2018 and is included in the "Selling, general and administrative expenses" line in the Consolidated Statement of Operations.

We have no retained interest in the receivables sold under the Account Purchase Agreement, however, we do have collection and administrative responsibilities for the sold receivables. The fair value of the servicing arrangement was not material to the financial statements.
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,440,696 shares of our outstanding common stock pursuant to this repurchase program, of which 84,750 shares were repurchased during the first half of 2017 at an average price of $57.53 per share. We did not repurchase shares during the first half of 2018. As of June 30, 2018, we had up to $29.8 million of authorization remaining pursuant to this stock repurchase program.
DERIVATIVES
We had no activity during the three and six months ended June 30, 2018 and 2017 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of June 30, 2018, these contracts covered approximately 29% of our expected average monthly natural gas requirements for the remainder of 2018. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

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
New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We expect the adoption of this ASU will increase both our assets and liabilities presented on our Consolidated Balance Sheets to reflect the ROU assets and corresponding lease liabilities, as well as increase our leasing disclosures. As of December 31, 2017, the total future minimum lease payments for our operating leases totaled $75.3 million. We plan to adopt this standard on January 1, 2019. We are continuing our assessment and review of existing leases, implementing a leasing software solution, and addressing necessary policy and process changes in preparation for adoption.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.

NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	June 30, 2018	December 31, 2017
Pulp, paperboard and tissue products	$163,426	$165,281
Materials and supplies	87,369	85,987
Logs, pulpwood, chips and sawdust	11,418	14,775
	$262,213	$266,043
NOTE 4 Intangible Assets and Goodwill
Intangible assets at the balance sheet dates are comprised of the following:

	June 30, 2018
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(37,409)	$24,992
Trade names and trademarks	7.4	6,786	(3,514)	3,272
Other intangibles	6.0	572	(194)	378
		$69,759	$(41,117)	$28,642

	December 31, 2017
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(34,061)	$28,340
Trade names and trademarks	7.4	6,786	(3,000)	3,786
Non compete agreements	5.0	574	(574)	—
Other intangibles	6.0	572	(156)	416
		$70,333	$(37,791)	$32,542

For the three months ended June 30, 2018 and 2017, intangible assets amortization expense was $2.0 million and $2.1 million, respectively. For the six months ended June 30, 2018 and 2017, intangible assets amortization expense was $3.9 million and $4.0 million, respectively.

Goodwill is not amortized but is reviewed for impairment annually as of November 1 and at any time when events indicate impairment may have occurred. During the quarter ended June 30, 2018, we identified indicators of possible goodwill impairment for our Consumer Products reporting unit, namely the decline in actual results compared to the forecast used as part of our annual goodwill assessment performed in the fourth quarter of 2017, as well as a decline in our stock price. As a result, we performed a qualitative assessment and determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. Therefore, there was no impairment of goodwill as of June 30, 2018.
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

Our estimated annual effective tax rate applied to the second quarter of 2018 is approximately 26%, compared with approximately 33% for the comparable interim period in 2017. The decrease in the rate is primarily due to the rate reduction enacted with the Tax Cuts and Jobs Act.

NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	June 30, 2018	December 31, 2017
Trade accounts payable	$271,781	$169,293
Accrued wages, salaries and employee benefits	37,485	41,979
Accrued interest	12,400	12,723
Accrued discounts and allowances	8,332	7,283
Accrued taxes other than income taxes payable	6,495	6,907
Accrued utilities	6,087	6,759
Other	15,008	11,677
	$357,588	$256,621
NOTE 7 Debt
REVOLVING CREDIT FACILITIES
As of June 30, 2018, there was an aggregate of $160.0 million in borrowings outstanding under the credit facilities and $7.6 million of the credit facilities was being used to support outstanding standby letters of credit. As of December 31, 2017, there was an aggregate of $155.0 million in borrowings outstanding under the credit facilities.
The borrowings outstanding under the revolving credit facilities as of June 30, 2018, consisted of short-term base and LIBOR rate loans and are classified as current liabilities in our Consolidated Balance Sheet. As of June 30, 2018, we would have been permitted to draw an additional $132.4 million under the credit facilities.
NOTE 8 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	June 30, 2018	December 31, 2017
Long-term lease obligations, net of current portion	$25,778	$26,460
Deferred proceeds	5,043	5,576
Deferred compensation	2,586	5,023
Other	4,327	6,216
	$37,734	$43,275

NOTE 9 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments
Balance at December 31, 2016	$(51,753)
Other comprehensive income, net of tax[1]	527
Balance at June 30, 2017	$(51,226)

Balance at December 31, 2017	$(43,983)
Other comprehensive income, net of tax[1]	2,755
Reclassification of the income tax effects of the Tax Cuts and Jobs Act	(12,852)
Balance at June 30, 2018	$(54,080)

[1]
Included in other comprehensive income are net periodic costs associated with our pension and other postretirement employee benefit (OPEB) plans that were reclassified from accumulated other comprehensive loss. For the six months ended June 30, 2018 and 2017, actuarial loss amortization of $3.4 million and $1.0 million, respectively, as well as $0.6 million and $0.5 million, respectively, of prior service credit amortization were reclassified. These amounts are net of tax totaling $1.0 million and $0.3 million for each respective period. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 10, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended June 30,
(In thousands)	2018	2017	2018	2017
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$461	$474	$20	$13
Interest cost	3,010	3,296	611	667
Expected return on plan assets	(4,247)	(4,688)	—	(1)
Amortization of prior service cost (credit)	—	2	(419)	(384)
Amortization of actuarial loss (gain)	2,458	2,412	(226)	(1,821)
Net periodic cost (benefit)	$1,682	$1,496	$(14)	$(1,526)

	Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$895	$1,034	$68	$81
Interest cost	6,010	6,574	1,218	1,371
Expected return on plan assets	(8,501)	(9,382)	—	(1)
Amortization of prior service cost (credit)	—	4	(838)	(767)
Amortization of actuarial loss (gain)	5,028	4,937	(451)	(3,301)
Net periodic cost (benefit)	$3,432	$3,167	$(3)	$(2,617)

During the six months ended June 30, 2018 and 2017, we made no contributions to our qualified pension plans. We do not expect, nor are we required, to make contributions in 2018.
During the six months ended June 30, 2018, we made contributions of $0.2 million to our company-sponsored non-qualified pension plan. We estimate contributions will total $0.4 million in 2018. We do not anticipate funding our OPEB plans in 2018 except to pay benefit costs as incurred during the year by plan participants.

On January 1, 2018 we adopted ASU 2017-07, which allows for only the service cost component of net periodic cost to be included as an operating cost. The other components of net periodic costs are to be included as non-operating costs in the accompanying Consolidated Statements of Operations. During the three and six months ended June 30, 2018, $0.3 million and $0.5 million of net periodic pension and OPEB service costs were charged to "Cost of sales," $0.2 million and $0.4 million were charged to "Selling, general and administrative expenses," and $1.2 million and $2.5 million were charged to "Non-operating pension and other post retirement benefit (costs) income" in the accompanying Consolidated Statements of Operations, respectively.
The adoption of ASU 2017-07 also required the reclassification of all prior period costs other than service costs from operating to non-operating. During the three and six months ended June 30, 2017, $0.3 million and $0.7 million of net periodic costs were charged to "Cost of sales," $0.2 million and $0.4 million were charged to "Selling, general and administrative expenses," and $0.5 million and $0.6 million of income was charged to "Non-operating pension and other postretirement benefit (costs) income" in the accompanying Consolidated Statements of Operations, respectively.
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted-average common shares outstanding[1]	16,486,935	16,457,196	16,491,366	16,470,525
Incremental shares due to:
Restricted stock units	20,970	37,703	29,530	35,922
Performance shares	47,266	78,351	52,051	74,975
Stock options	—	16,868	90	30,636
Diluted weighted-average common shares outstanding	16,555,171	16,590,118	16,573,037	16,612,058

Basic net earnings per common share	$0.42	$0.49	$0.58	$0.94
Diluted net earnings per common share	0.42	0.48	0.58	0.94

Anti-dilutive shares excluded from calculation	1,029,983	515,322	912,863	493,150

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Restricted stock units	$582	$503	$1,004	$795
Performance shares	377	630	910	1,226
Stock options	593	736	1,128	1,315
Total employee equity-based compensation expense	$1,552	$1,869	$3,042	$3,336
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

During the first six months of 2018, 19,133 RSUs were settled and distributed. After adjusting for minimum tax withholdings, a net 13,221 shares were issued. In connection with the issued RSUs, the minimum tax withholding payments made during the six months ended June 30, 2018 totaled $0.2 million.
During the six months ended June 30, 2018, we had 4,731 stock option awards expire with a weighted-average exercise price of $64.31. At June 30, 2018, we had 300,021 stock option awards that were exercisable with a weighted-average exercise price of $63.18.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2017 Stock Incentive Plan during the six months ended June 30, 2018 and the grant-date fair value of the awards:

	Six Months Ended
	June 30, 2018
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	108,816	$37.45
Performance shares	49,040	37.45
Stock options	196,488	14.51
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation benefit of $2.0 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, we recorded director equity-based compensation benefit of $2.7 million and $2.9 million, respectively.
As of June 30, 2018, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheet were $0.8 million and $1.2 million, respectively. At December 31, 2017, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $3.6 million and $2.4 million , respectively.

NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	June 30,		December 31,
	2018		2017
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash and cash equivalents (Level 1)	$53,278	$53,278	$15,738	$15,738
Borrowings under revolving credit facilities (Level 2)	160,000	159,971	155,000	154,882
Long-term debt (Level 2)	575,000	525,625	575,000	569,250
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
NOTE 14 Business Interruption and Insurance Recovery
In the first quarter of 2017, our financial statements included the impact of two separate fires, one of which occurred in the fourth quarter of 2016. Both claims were finalized in the first quarter of 2017 and the net proceeds from our insurance provider of $4.3 million was included in "Cost of Sales" in our Consolidated Statement of Operations for the six months ended June 30, 2017.
There was no business interruption insurance activity in the six months ended June 30, 2018 at any of our facilities.
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

The table below presents information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Segment net sales:
Consumer Products	$221,585	$231,912	$460,427	$474,335
Pulp and Paperboard	210,514	197,751	408,624	392,853
Total segment net sales	$432,099	$429,663	$869,051	$867,188

Earnings (loss) before income taxes:
Consumer Products[1,2,3]	$(3,604)	$10,698	$(1,975)	$16,902
Pulp and Paperboard[2,3]	34,192	21,071	60,346	48,271
	30,588	31,769	58,371	65,173
Corporate[2,3]	(12,207)	(12,621)	(28,451)	(25,515)
Income from operations	18,381	19,148	29,920	39,658
Interest expense, net	(7,723)	(7,673)	(15,743)	(15,716)
Non-operating pension and other postretirement benefit (costs) income[2]	(1,187)	517	(2,466)	565
Earnings before income taxes	$9,471	$11,992	$11,711	$24,507

Depreciation and amortization:
Consumer Products[1]	$14,220	$16,292	$28,517	$34,534
Pulp and Paperboard	9,361	8,356	18,790	16,461
Corporate	1,596	1,407	3,037	2,617
Total depreciation and amortization	$25,177	$26,055	$50,344	$53,612

[1]
Operating income for the Consumer Products segment for the three and six months ended June 30, 2017 includes $0.3 million and $6.0 million, respectively, of costs associated with the closure of the Oklahoma City facility. These costs for the six months ended June 30, 2017 include $3.7 million of accelerated depreciation.

[2]
As a result of the adoption of ASU 2017-07, certain pension and OPEB (costs) income have been reclassified from operating to non-operating income. The service cost component of pension and OPEB costs remains within segment operating income. Refer to Note 2, "Recently Adopted and New Accounting Standards," and Note 10, "Pension and Other Postretirement Benefit Plans," for additional detail.

[3]
Income (loss) from operations for the Consumer Products, Pulp and Paperboard and Corporate segments for the three months ended June 30, 2018 include $0.2 million, $0.1 million, and $0.8 million, respectively, of expenses associated with our selling, general, and administrative cost control measures. Income (loss) from operations for the Consumer Products, Pulp and Paperboard and Corporate segments for the six months ended June 30, 2018 include $1.7 million, $0.4 million and $4.1 million, respectively, of expenses associated with our selling, general and administrative cost control measures.

For the six months ended June 30, 2018 and 2017, one customer, the Kroger Company, accounted for approximately 13.4% and 15.2%, respectively, of our total company net sales.

Net sales, classified by the major geographic areas in which our customers are located and by major products, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Primary geographical markets:
United States	$412,231	$409,876	$833,051	$831,843
Other countries	19,868	19,787	36,000	35,345
Total net sales	$432,099	$429,663	$869,051	$867,188

Major products:
Retail tissue	$197,767	$211,589	$418,652	$429,726
Paperboard	210,514	197,751	408,624	392,853
Non-retail tissue	23,765	19,966	40,724	43,959
Other	53	357	1,051	650
Total net sales	$432,099	$429,663	$869,051	$867,188

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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2018

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$433,826	$54,313	$(56,040)	$432,099
Cost and expenses:
Cost of sales	(394,260)	(47,918)	55,024	(387,154)
Selling, general and administrative expenses	(21,226)	(5,338)	—	(26,564)
Total operating costs and expenses	(415,486)	(53,256)	55,024	(413,718)
Income from operations	18,340	1,057	(1,016)	18,381
Interest expense, net	(7,627)	(96)	—	(7,723)
Non-operating pension and other postretirement benefit costs	(1,187)	—	—	(1,187)
Earnings before income taxes	9,526	961	(1,016)	9,471
Income tax provision	(2,574)	(186)	250	(2,510)
Equity in income of subsidiary	775	—	(775)	—
Net earnings	$7,727	$775	$(1,541)	$6,961
Other comprehensive income, net of tax	1,336	—	—	1,336
Comprehensive income	$9,063	$775	$(1,541)	$8,297
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2018

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$889,003	$100,526	$(120,478)	$869,051
Cost and expenses:
Cost of sales	(807,217)	(88,278)	115,908	(779,587)
Selling, general and administrative expenses	(48,858)	(10,686)	—	(59,544)
Total operating costs and expenses	(856,075)	(98,964)	115,908	(839,131)
Income from operations	32,928	1,562	(4,570)	29,920
Interest expense, net	(15,556)	(187)	—	(15,743)
Non-operating pension and other postretirement benefit costs	(2,466)	—	—	(2,466)
Earnings before income taxes	14,906	1,375	(4,570)	11,711
Income tax provision	(2,956)	(199)	1,005	(2,150)
Equity in income of subsidiary	1,176	—	(1,176)	—
Net earnings	$13,126	$1,176	$(4,741)	$9,561
Other comprehensive income, net of tax	2,755	—	—	2,755
Comprehensive income	$15,881	$1,176	$(4,741)	$12,316

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$419,540	$63,956	$(53,833)	$429,663
Cost and expenses:
Cost of sales	(376,112)	(57,942)	52,993	(381,061)
Selling, general and administrative expenses	(23,411)	(6,043)	—	(29,454)
Total operating costs and expenses	(399,523)	(63,985)	52,993	(410,515)
Income (loss) from operations	20,017	(29)	(840)	19,148
Interest expense, net	(7,582)	(91)	—	(7,673)
Non-operating pension and other postretirement benefit income	517	—	—	517
Earnings (loss) before income taxes	12,952	(120)	(840)	11,992
Income tax provision	(4,224)	(52)	321	(3,955)
Equity in loss of subsidiary	(172)	—	172	—
Net earnings (loss)	$8,556	$(172)	$(347)	$8,037
Other comprehensive income, net of tax	126	—	—	126
Comprehensive income (loss)	$8,682	$(172)	$(347)	$8,163

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$839,755	$140,505	$(113,072)	$867,188
Cost and expenses:
Cost of sales	(750,593)	(127,680)	110,152	(768,121)
Selling, general and administrative expenses	(46,976)	(12,433)	—	(59,409)
Total operating costs and expenses	(797,569)	(140,113)	110,152	(827,530)
Income from operations	42,186	392	(2,920)	39,658
Interest expense, net	(15,574)	(142)	—	(15,716)
Non-operating pension and other postretirement benefit income	565	—	—	565
Earnings before income taxes	27,177	250	(2,920)	24,507
Income tax provision	(10,010)	(7)	1,062	(8,955)
Equity in income of subsidiary	243	—	(243)	—
Net earnings	$17,410	$243	$(2,101)	$15,552
Other comprehensive income, net of tax	527	—	—	527
Comprehensive income	$17,937	$243	$(2,101)	$16,079

Clearwater Paper Corporation
Consolidating Balance Sheet
At June 30, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$53,278	$—	$—	$53,278
Receivables, net	95,309	23,417	—	118,726
Taxes receivable	8,740	44	—	8,784
Inventories	221,994	44,789	(4,570)	262,213
Other current assets	7,877	255	—	8,132
Total current assets	387,198	68,505	(4,570)	451,133
Property, plant and equipment, net	1,063,183	108,185	—	1,171,368
Goodwill	244,161	—	—	244,161
Intangible assets, net	1,567	27,075	—	28,642
Intercompany (payable) receivable	(6,795)	2,225	4,570	—
Investment in subsidiary	158,176	—	(158,176)	—
Other assets, net	23,114	3,391	(2,412)	24,093
TOTAL ASSETS	$1,870,604	$209,381	$(160,588)	$1,919,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$160,000	$—	$—	$160,000
Accounts payable and accrued liabilities	333,307	24,281	—	357,588
Current liability for pensions and other postretirement employee benefits	7,631	—	—	7,631
Total current liabilities	500,938	24,281	—	525,219
Long-term debt	570,908	—	—	570,908
Liability for pensions and other postretirement employee benefits	69,504	—	—	69,504
Other long-term obligations	37,734	—	—	37,734
Accrued taxes	2,262	854	—	3,116
Deferred tax liabilities	98,689	26,070	(2,412)	122,347
TOTAL LIABILITIES	1,280,035	51,205	(2,412)	1,328,828
Stockholders’ equity excluding accumulated other comprehensive loss	644,649	158,176	(158,176)	644,649
Accumulated other comprehensive loss, net of tax	(54,080)	—	—	(54,080)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,870,604	$209,381	$(160,588)	$1,919,397

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$15,738	$—	$—	$15,738
Receivables, net	125,001	17,064	—	142,065
Taxes receivable	20,242	40	—	20,282
Inventories	228,311	41,594	(3,862)	266,043
Other current assets	8,587	74	—	8,661
Total current assets	397,879	58,772	(3,862)	452,789
Property, plant and equipment, net	936,659	114,323	—	1,050,982
Goodwill	244,161	—	—	244,161
Intangible assets, net	2,089	30,453	—	32,542
Intercompany payable	(2,807)	(1,055)	3,862	—
Investment in subsidiary	157,000	—	(157,000)	—
Other assets, net	21,413	2,696	(2,331)	21,778
TOTAL ASSETS	$1,756,394	$205,189	$(159,331)	$1,802,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$155,000	$—	$—	$155,000
Accounts payable and accrued liabilities	235,439	21,182	—	256,621
Current liability for pensions and other postretirement employee benefits	7,631	—	—	7,631
Total current liabilities	398,070	21,182	—	419,252
Long-term debt	570,524	—	—	570,524
Liability for pensions and other postretirement employee benefits	72,469	—	—	72,469
Other long-term obligations	43,275	—	—	43,275
Accrued taxes	1,928	842	—	2,770
Deferred tax liabilities	94,694	26,165	(2,331)	118,528
TOTAL LIABILITIES	1,180,960	48,189	(2,331)	1,226,818
Stockholders’ equity excluding accumulated other comprehensive loss	619,417	157,000	(157,000)	619,417
Accumulated other comprehensive loss, net of tax	(43,983)	—	—	(43,983)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,756,394	$205,189	$(159,331)	$1,802,252

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$13,126	$1,176	$(4,741)	$9,561
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	39,905	10,439	—	50,344
Deferred taxes	2,979	(330)	—	2,649
Employee benefit plans	326	—	—	326
Deferred issuance costs on debt	716	—	—	716
Other non-cash adjustments, net	431	(4)	—	427
Changes in working capital, net	41,660	(6,051)	708	36,317
Changes in taxes receivable, net	11,502	(4)	—	11,498
Other, net	(436)	(526)	—	(962)
Net cash flows from operating activities	110,209	4,700	(4,033)	110,876
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(77,257)	(1,343)	—	(78,600)
Other, net	793	14	—	807
Net cash flows from investing activities	(76,464)	(1,329)	—	(77,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	124,063	—	—	124,063
Repayments of borrowings on revolving credit facilities	(119,063)	—	—	(119,063)
Investment from (to) parent	(662)	(3,371)	4,033	—
Other, net	(543)	—	—	(543)
Net cash flows from financing activities	3,795	(3,371)	4,033	4,457
Increase in cash and cash equivalents	37,540	—	—	37,540
Cash and cash equivalents at beginning of period	15,738	—	—	15,738
Cash and cash equivalents at end of period	$53,278	$—	$—	$53,278

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$17,410	$243	$(2,101)	$15,552
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	37,335	16,277	—	53,612
Deferred taxes	7,183	708	—	7,891
Employee benefit plans	(2,183)	—	—	(2,183)
Deferred issuance costs on long term debt	598	—	—	598
Other non-cash adjustments, net	727	345	—	1,072
Changes in working capital, net	(29,619)	46,811	6,550	23,742
Changes in taxes receivable, net	9,710	6	(5,487)	4,229
Other, net	(373)	(541)	—	(914)
Net cash flows from operating activities	40,788	63,849	(1,038)	103,599
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(82,582)	(3,127)	—	(85,709)
Other, net	20	397	—	417
Net cash flows from investing activities	(82,562)	(2,730)	—	(85,292)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,875)	—	—	(4,875)
Borrowings on revolving credit facilities	117,000	—	—	117,000
Repayments of borrowings on revolving credit facilities	(144,000)	—	—	(144,000)
Investment from (to) parent	63,496	(64,534)	1,038	—
Other, net	(914)	—	—	(914)
Net cash flows from financing activities	30,707	(64,534)	1,038	(32,789)
Decrease in cash and cash equivalents	(11,067)	(3,415)	—	(14,482)
Cash and cash equivalents at beginning of period	19,586	3,415	—	23,001
Cash and cash equivalents at end of period	$8,519	$—	$—	$8,519

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure, discussion and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the costs, timing and benefits of optimization, cost management and strategic capital projects; costs, timing and benefits associated with the Shelby, North Carolina facility expansion; selling, general and administrative cost reduction initiative and savings; sales volume; operating costs, including transportation and purchased pulp; raw materials and input usage and costs; timing and costs related to major maintenance and repairs; capital expenditures; energy costs and usage; tax rates; cash flows; liquidity; credit agreement financial covenants; and market risks. Words such as anticipate, expect, intend, plan, target, project, believe, schedule, estimate, may, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2017 Form 10-K, as well as the following:

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

•	the loss of, changes in prices in regards to, or reduction in orders from a significant customer;

•	changes in customer product preferences and competitors' product offerings;

•
our ability to successfully implement our operational efficiencies and cost savings strategies, including related capital projects, and achieve the expected operational or financial results of those projects, including from the continuous digester at our Lewiston facility;

•	our ability to execute on our expansion strategies, including on-time completion of our new tissue manufacturing operations in Shelby, North Carolina;

•
customer acceptance and timing and quantity of purchases of our tissue products, including the existence of sufficient demand for and the quality of tissue produced by our expanded Shelby, North Carolina operations when completed;

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
Recent Events
Shelby Expansion Project
We are in the process of building a new tissue machine and related converting equipment at a site adjacent to our existing facility in Shelby, North Carolina. The new tissue machine will produce a variety of high-quality private label premium and ultra-premium bath, paper towel and napkin products. At full production capacity, the new tissue machine is expected to produce approximately 70,000 tons of tissue products annually. The estimated cost for the project includes approximately $280 million for the tissue machine, converting equipment and buildings, and approximately $60 million for the purchase and expansion of an existing warehouse that will consolidate all southeastern warehousing in Shelby. We project that the construction of the new facility will be completed in early 2019 and will be fully operational in 2020. During the six months ended June 30, 2018, we incurred costs of $146.1 million on construction related activities and the new tissue machine in Shelby. We also capitalized $2.6 million of interest in the first half of 2018 related to the Shelby expansion.
Selling, General and Administrative Cost Structure Changes
In the second half of 2017, we began a review of our selling, general and administrative, or SG&A, cost structure as part of our effort to maintain our longer-term competitiveness. As a result of this review, in the fourth quarter of 2017 we began executing on a plan that is expected to result in lower selling, general and administrative expenses beginning in 2018, and then is expected to result in at least $20 million in annual SG&A savings beginning in 2019. For the six months ended June 30, 2018, we incurred $6.2 million of expenses associated with these efforts, of which $1.1 million was incurred in the second quarter and consisted primarily of severance and professional services expenses.
Components and Trends in our Business
Net sales
Net sales predominantly consist of sales of consumer tissue and paperboard products, net of discounts, returns and allowances and any sales taxes collected. Prices for our consumer tissue products tend to be primarily driven by competitive market conditions and the relative prices of branded tissue products. Demand and pricing for our pulp and paperboard products are largely determined by general global market conditions and the demand for high quality paperboard.

In recent years, the tissue industry has seen an increase in ultra tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity. Demand and pricing for consumer tissue products is currently being affected by increased supply as a result of new tissue machines that have been added or publicly announced in North America, as well as changing dynamics in the at-home tissue segment as a result of changing consumer purchasing habits, consolidations and new entrants in the consumer retail channel, and new and evolving sales and distribution channels. These changing conditions contribute to a very competitive environment for consumer tissue. In addition, in the third quarter of 2017, our largest tissue customer made the decision to go from a single source model to a multi-source model for their private label tissue supply beginning in the first quarter of 2018. This decision has primarily affected conventional tissue supply to this customer and we do not expect to be able to fully replace this lost volume in 2018 through sales to other customers, which resulted in reduced tissue sales in the second quarter of 2018 and is expected to result in a reduction in our overall tissue sales volume in 2018.

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

Cost of sales
	Three Months Ended June 30,
(Dollars in thousands)	2018		2017
	Cost	Percentage of Sales	Cost	Percentage of Sales	Cost Variance
Wages and benefits	$72,721	16.8%	$68,084	15.9%	$4,637
Transportation[1]	56,061	13.0	49,550	11.5	6,511
Purchased pulp	45,013	10.4	45,366	10.6	(353)
Chemicals	44,949	10.4	41,918	9.8	3,031
Chips, sawdust and logs	43,940	10.2	34,854	8.1	9,086
Packaging supplies	21,212	4.9	21,412	5.0	(200)
Depreciation	21,574	5.0	22,517	5.2	(943)
Energy	19,168	4.4	20,813	4.8	(1,645)
Maintenance and repairs[2]	16,807	3.9	26,291	6.1	(9,484)
	341,445	79.0	330,805	77.0	10,640
Other operating costs	45,709	10.6	50,256	11.7	(4,547)
Total cost of sales	$387,154	89.6%	$381,061	88.7%	$6,093

	Six Months Ended June 30,
(Dollars in thousands)	2018		2017
	Cost	Percentage of Sales	Cost	Percentage of Sales	Cost Variance
Wages and benefits	$143,173	16.5%	$141,531	16.4%	$1,642
Transportation[1]	110,867	12.8	96,403	11.1	14,464
Purchased pulp	93,267	10.7	91,458	10.5	1,809
Chemicals	87,623	10.0	82,639	9.5	4,984
Chips, sawdust and logs	82,367	9.5	70,086	8.1	12,281
Packaging supplies	44,204	5.1	43,890	5.1	314
Depreciation	43,296	5.0	46,907	5.4	(3,611)
Energy	40,026	4.6	44,302	5.1	(4,276)
Maintenance and repairs[2]	35,457	4.1	45,166	5.2	(9,709)
	680,280	78.3	662,382	76.4	17,898
Other operating costs	99,307	11.4	105,739	12.2	(6,432)
Total cost of sales	$779,587	89.7%	$768,121	88.6%	$11,466
Certain prior period amounts have been reclassified to conform with the current period presentation.

[1]	Includes internal and external transportation costs.

[2]	Excludes related internal labor costs.

Wages and benefits. Costs related to our employees primarily consist of wages and related benefit costs and payroll taxes. For the three and six months ended June 30, 2018, wage and benefit costs increased compared to the same periods in 2017, primarily due to severance related costs associated with our SG&A cost structure changes and the impact of annual wage increases, in addition to costs for hiring and training new employees for the Shelby expansion project.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. For the three and six months ended June 30, 2018, transportation costs increased compared to the same periods in 2017 primarily due to increased line haul rates and fuel prices, carrier availability and higher costs to service customer mix. We expect our transportation costs to be $14 million to $16 million higher in 2018 compared to 2017.

Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products, and to a lesser extent our paperboard, from external suppliers. For the three months ended June 30, 2018, purchased pulp costs remained essentially flat compared to the same period in 2017. For the six months ended June 30, 2018, purchased pulp costs increased due to higher pricing. We expect our pulp and wood fiber costs to be $15 million to $17 million higher in 2018 compared to 2017.
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
Chemical costs increased in the three and six months ended June 30, 2018, compared to the same periods in 2017, due to increased paperboard production and higher pricing for polyethylene, latex and caustic.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Chips, sawdust and log costs increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to increased paperboard production and higher prices for these materials at both of our pulp and paperboard locations.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. Packaging costs remained flat for the three and six months ended June 30, 2018, compared to the same periods in 2017, as higher pricing for packaging materials was offset by reduced shipments in our consumer products segment.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and six months ended June 30, 2018 decreased compared to the same period in 2017 primarily due to accelerating depreciation in 2017 on certain Oklahoma City assets in connection with the March 2017 facility closure, partially offset by increased depreciation as a result of higher capital spending.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period primarily due to volatility in temperatures and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a co-generation facility that produces steam and electricity at our Lewiston, Idaho manufacturing site helps to lower our energy costs. Energy costs for the three and six months ended June 30, 2018, decreased compared to the same periods in 2017, primarily due to favorable natural gas and electricity prices in our pulp and paperboard segment, in addition to lower natural gas usage at our Idaho pulp and paperboard facility.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of June 30, 2018, these contracts covered approximately 29% of our expected average monthly natural gas requirements for the remainder of 2018.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the three and six months ended June 30, 2018, maintenance and repair spending was lower than the same periods in 2017 due to no planned major maintenance in our pulp and paperboard segment in the first half of 2018, in addition to lower planned maintenance in the second quarter of 2018.
Other. Other costs primarily consist of miscellaneous operating costs, which decreased in the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to reduced purchased paper costs, professional service fees and operating supplies expense.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products.
Interest expense
Interest expense for the three and six months ended June 30, 2018 and 2017 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. Interest expense also includes interest on the amount drawn under our revolving credit facilities and amortization of deferred issuance costs associated with all of our notes and revolving credit facilities.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended June 30,
(Dollars in thousands)	2018		2017
Net sales	$432,099	100.0%	$429,663	100.0%
Costs and expenses:
Cost of sales	(387,154)	89.6	(381,061)	88.7
Selling, general and administrative expenses	(26,564)	6.1	(29,454)	6.9
Total operating costs and expenses	(413,718)	95.7	(410,515)	95.5
Income from operations	18,381	4.3	19,148	4.5
Interest expense, net	(7,723)	1.8	(7,673)	1.8
Non-operating pension and other postretirement benefit (costs) income	(1,187)	0.3	517	0.1
Earnings before income taxes	9,471	2.2	11,992	2.8
Income tax provision	(2,510)	0.6	(3,955)	0.9
Net earnings	$6,961	1.6%	$8,037	1.9%
Net sales—Second quarter 2018 net sales increased by $2.4 million compared to the second quarter of 2017. This increase was primarily the result of increased paperboard sales volumes and prices, partially offset by reduced Consumer Products volumes and unfavorable product mix shifts in both segments. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 89.6% of net sales for the second quarter of 2018 and 88.7% of net sales for the same period in 2017. Our overall cost of sales were $6.1 million higher than the second quarter of 2017, primarily due to higher input costs for transportation, chips, sawdust and logs, chemicals and wages and benefits. These higher costs were partially offset by lower maintenance, energy and internally sourced paperboard costs.
Selling, general and administrative expenses—Selling, general and administrative expenses for the second quarter of 2018 decreased $2.9 million compared to the second quarter of 2017. The lower expense was primarily a result of lower expense associated with profit dependent accruals, as well as $2.0 million of mark-to-market benefit during the second quarter of 2018, compared to $1.5 million during the second quarter of 2017, related to our directors' common stock units, which will ultimately be settled in cash.
Interest expense—Interest expense for the second quarter of 2018 remained flat compared to the first quarter of 2017, as higher interest expense associated with a larger average balance on our revolving credit facilities was offset by higher capitalized interest in the second quarter of 2018.
Income tax provision—We recorded an income tax provision of $2.5 million for the three months ended June 30, 2018, compared to $4.0 million in the same period in 2017. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended June 30, 2018 was approximately 27% compared to approximately 33% for the same period of 2017. The decrease to the rate was primarily the result of the federal rate reduction enacted with the Tax Cuts and Jobs Act.
During the second quarters of 2018 and 2017, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the tax rate for the three months ended June 30, 2018 would have been approximately 27% compared to an adjusted rate of approximately 33% for the three months ended June 30, 2017. See the section entitled “Non-GAAP Measures” on page 32 of this report for a reconciliation of these adjusted income tax provision amounts to the comparable GAAP income tax provision amounts.

Discussion of Business Segments

Consumer Products

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2018	2017
Net sales	$221,585	$231,912
Operating (loss) income	(3,604)	10,698
Percent of net sales	(1.6)%	4.6%

Shipments (short tons)
Retail	73,070	77,714
Non-retail	17,316	13,736
Total tissue tons	90,386	91,450
Converted products cases (in thousands)	12,027	12,709

Sales price (per short ton)
Retail	$2,707	$2,723
Non-retail	1,372	1,454
Total tissue	$2,451	$2,533
Net sales for the Consumer Products segment during the second quarter of 2018 decreased by $10.3 million compared to the second quarter of 2017 due to a reduction in sales volume, in addition to decreased pricing for some products and an unfavorable mix shift to increased parent roll sales. These decreases were partially offset by higher TAD towel, facial and bath sales.
The segment had an operating loss of $3.6 million for the second quarter of 2018, compared to operating income of $10.7 million in the second quarter of 2017 primarily due to the decreased sales, as well as higher costs in the second quarter of 2018 for transportation, maintenance and energy, and higher wages and benefits expense associated primarily with our selling, general and administrative cost reduction efforts. These unfavorable variances were partially offset by lower depreciation expense and reduced packaging and operating supplies costs.
Pulp and Paperboard

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2018	2017
Net sales	$210,514	$197,751
Operating income	34,192	21,071
Percent of net sales	16.2%	10.7%

Paperboard shipments (short tons)	216,582	207,152
Paperboard sales price (per short ton)	$972	$955
Net sales for the Pulp and Paperboard segment increased by $12.8 million during the second quarter of 2018, compared to the second quarter of 2017. The increase was due primarily to strong production and sales volume increases in addition to paperboard net price increases. This was slightly offset by an unfavorable mix shift from coated cup and liquid packaging to increased plate sales.
Operating income for the segment increased by $13.1 million during the second quarter of 2018, compared to the second quarter of 2017, primarily due to reduced energy costs and planned major maintenance costs incurred in the second quarter 2017 that were not incurred in the second quarter of 2018. These favorable impacts were partially offset by higher chips, sawdust and log costs, as well as higher transportation, chemical and depreciation costs.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Six Months Ended June 30,
(Dollars in thousands)	2018		2017
Net sales	$869,051	100.0%	$867,188	100.0%
Costs and expenses:
Cost of sales	(779,587)	89.7	(768,121)	88.6
Selling, general and administrative expenses	(59,544)	6.9	(59,409)	6.9
Total operating costs and expenses	(839,131)	96.6	(827,530)	95.4
Income from operations	29,920	3.4	39,658	4.6
Interest expense, net	(15,743)	1.8	(15,716)	1.8
Non-operating pension and other postretirement benefit (costs) income	(2,466)	0.3	565	(0.1)
Earnings before income taxes	11,711	1.3	24,507	2.8
Income tax provision	(2,150)	0.2	(8,955)	1.0
Net earnings	$9,561	1.1	$15,552	1.8
Net sales—Net sales for the six months ended June 30, 2018 increased by $1.9 million, or 0.2%, compared to the same period in 2017. The increase was primarily due to favorable prices and sales volume in our Pulp and Paperboard segment, offset by net price decreases and reduced shipment volumes in our Consumer Products segment. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 89.7% of net sales for the six months ended June 30, 2018 compared to 88.6% of net sales for the same period in 2017. Our overall costs of sales were $11.5 million higher than the first six months of 2017 primarily due to increased transportation costs driven by higher line haul rates and fuel prices, carrier availability and higher costs to service customer mix, in addition to increased costs for wood fiber, chemicals and wages and benefits. These cost increases were partially offset by lower maintenance, energy and depreciation costs.
Selling, general and administrative expenses—Selling, general and administrative expenses for the six months ended June 30, 2018 were comparable with the same period in 2017. Expenses related to the selling, general, and administrative cost structure changes, which consisted primarily of severance and professional services expenses, were offset by lower profit dependent accruals, reduced commission expense and lower travel expenses.
Interest expense—Interest expense for the six months ended June 30, 2018 remained flat compared to the same period in 2017, as higher interest expense associated with a larger average balance on our revolving credit facilities was offset by higher capitalized interest in the 2018 period.
Income tax provision—We recorded an income tax provision of $2.2 million in the six months ended June 30, 2018, compared to $9.0 million in the same period of 2017. The rate determined under GAAP for the six months ended June 30, 2018 was approximately 18% compared to 37% for the same period of 2017. The net change to our effective tax rate in the six months ended June 30, 2017 was primarily the result of the federal rate reduction enacted with the Tax Cuts and Jobs Act.
During the six months ended June 30, 2018 and 2017, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the tax rate for the six months ended June 30, 2018 would have been approximately 24% compared to an adjusted rate of approximately 36% for the six months ended June 30, 2017. See the section entitled “Non-GAAP Measures” on page 32 of this report for a reconciliation of these adjusted income tax provision amounts to the comparable GAAP income tax provision amounts.

Discussion of Business Segments
Consumer Products

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2018	2017
Net sales	$460,427	$474,335
Operating (loss) income	(1,975)	16,902
Percent of net sales	(0.4)%	3.6%

Shipments (short tons)
Retail	154,041	156,400
Non-retail	28,552	30,414
Total tissue tons	182,593	186,814
Converted products cases (in thousands)	25,289	25,832

Sales price (per short ton)
Retail	$2,711	$2,748
Non-retail	1,426	1,446
Total tissue	$2,510	$2,536
Net sales for our Consumer Products segment decreased $13.9 million for the six months ended June 30, 2018, compared to the same period of 2017, due to lower average selling prices and decreased overall sales volumes in both retail and away from home cases. These unfavorable impacts were partially offset by a favorable sales mix driven by increased TAD bathroom tissue and paper towel sales combined with reduced parent roll sales.
The segment had an operating loss of $2.0 million for the six months ended June 30, 2018, compared to operating income of $16.9 million for the same period of 2017, largely due to the decreased sales volumes in addition to increased transportation costs, increased pulp pricing and higher expenses associated with our SG&A cost reduction efforts. These cost increases were partially offset by lower depreciation expense in the first half of 2018 due to accelerated depreciation in the first half of 2017 associated with the closure of our Oklahoma City facility, as well as lower packaging supplies and chemical costs.
Pulp and Paperboard

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2018	2017
Net sales	$408,624	$392,853
Operating income	60,346	48,271
Percent of net sales	14.8%	12.3%

Paperboard shipments (short tons)	422,891	417,534
Paperboard sales price (per short ton)	$966	$941
Net sales for the Pulp and Paperboard segment increased by $15.8 million during the six months ended June 30, 2018, compared to the same period of 2017. The increase was primarily due to price increases in addition to increased sales volume.
Operating income for the segment increased $12.1 million during the six months ended June 30, 2018, compared to the same period of 2017, primarily due to increased sales, reduced maintenance costs due to no planned major maintenance in the first six months of 2018, and lower energy costs. These favorable impacts were partially offset by increased chips, sawdust and log costs, higher chemical and transportation costs, and higher depreciation expense.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Net earnings	$6,961	$8,037	$9,561	$15,552
Interest expense, net	7,723	7,673	15,743	15,716
Income tax provision	2,510	3,955	2,150	8,955
Depreciation and amortization expense[1]	25,177	26,055	50,344	53,612
EBITDA	$42,371	$45,720	$77,798	$93,835
Directors' equity-based compensation benefit	(1,990)	(1,483)	(2,699)	(2,933)
Reorganization related expenses associated with SG&A cost control measures	1,076	—	6,180	—
Consumer products reorganization related expenses	792	—	792	—
Other	338	—	338	—
Costs associated with Oklahoma City facility closure	—	275	—	2,349
Costs associated with Long Island facility closure	—	365	—	831
Manchester Industries acquisition related expenses	—	105	—	220
Write-off of assets as a result of Warehouse Automation project	—	41	—	41
Adjusted EBITDA	$42,587	$45,023	$82,409	$94,343

[1]	Depreciation and amortization expense for the six months ended June 30, 2017 includes $3.7 million of accelerated depreciation associated with the closure of our Oklahoma City facility.

The following table provides our Adjusted income tax provisions for the three and six months ended June 30, 2018 and 2017, as well as a reconciliation to the GAAP income tax benefit (provision).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
GAAP Income tax provision	$(2,510)	$(3,955)	$(2,150)	$(8,955)
Special items, tax impact:
Directors' equity-based compensation benefit	518	495	695	988
Reorganization related expenses associated with SG&A cost control measures	(280)	—	(1,556)	—
Consumer products reorganization related expenses	(206)	—	(206)	—
Other	(88)	—	(88)	—
Impact of state tax rate changes	—	—	(676)	—
Costs associated with Oklahoma City facility closure	—	(92)	—	(2,043)
Manchester Industries acquisition related expenses	—	(35)	—	(74)
Costs associated with Long Island facility closure	—	(221)	—	(379)
Write off of assets as a result of Warehouse Automation project	—	(14)	—	(14)
Accelerated depreciation of assets as a result of Warehouse Automation project	—	(80)	—	(80)
Adjusted income tax provision	$(2,566)	$(3,902)	$(3,981)	$(10,557)

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the six months ended June 30, 2018 and 2017:

(In thousands)	2018	2017
Net cash flows from operating activities	$110,876	$103,599
Net cash flows from investing activities	(77,793)	(85,292)
Net cash flows from financing activities	4,457	(32,789)
Cash Flows Summary
Net cash flows provided by operating activities for the six months ended June 30, 2018 increased by $7.3 million compared to the same period in 2017. The increase in operating cash flows was driven by an increase of $12.6 million from changes in working capital primarily as the result of a decrease in accounts receivable caused by the sale of $22.0 million of receivables at the end of the second quarter to an unrelated third-party financial institution, as discussed in Note 1 to the Consolidated Financial Statements. In addition, net cash flows from operating activities increased due to a change in taxes receivable of $7.3 million as the result of an increase in cash received from income tax refunds. These favorable variances were partially offset by a $12.5 million decrease in net earnings, after adjusting for non-cash related items.
Net cash flows used for investing activities decreased by $7.5 million primarily due to a decrease in cash paid for plant and equipment in the six months ended June 30, 2018 compared to the same period in 2017. In addition to cash paid for plant and equipment, we also incurred $88.9 million of non-cash additions in the 2018 period, which is largely associated with our Shelby expansion project.
Net cash flows provided by financing activities were $4.5 million for the first six months of 2018, and were largely driven by net borrowings of $5.0 million on our revolving credit facilities. Borrowings and repayments on our credit facilities are presented gross on our Consolidated Statements of Cash Flows. Net cash flows used for financing activities were $32.8 million for the first six months of 2017, due largely to $4.9 million in repurchases of our outstanding common stock, pursuant to our stock repurchase program, as well as net repayments of $27.0 million on our revolving credit facilities.
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
Capital Expenditures
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities, and comply with environmental laws. During the six months ended June 30, 2018, excluding capitalized interest of $3.2 million, we spent $164.3 million on capital expenditures, which included $155.4 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. During the six months ended June 30, 2017, we spent $87.6 million on capital expenditures, excluding capitalized interest of $1.9 million, which included $69.5 million of capital spending on strategic projects and other projects expected to reduce future manufacturing costs and provide a positive return on investment.
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
As of June 30, 2018, our consolidated total leverage ratio for the most recent four quarters was 3.95 to 1.0 and our consolidated interest coverage ratio was 2.5 to 1.0.  Based on our current financial projections and also taking into account certain actions that are available to us to enhance our compliance with these covenants, we expect to remain in compliance with them for the foreseeable future. However, if market conditions deteriorate more than we expect or our results of operations or financial position are negatively affected by other factors currently not anticipated, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with either of these covenants, and if we are unable to do so, it would be necessary to seek amendments to the affected covenants from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions.
See Note 7, "Debt" to the condensed notes to the consolidated financial statements included in this Report for additional discussion of our revolving credit facilities.
CONTRACTUAL OBLIGATIONS
As of June 30, 2018, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
As of June 30, 2018, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facilities. As of June 30, 2018, there were $160.0 million in borrowings outstanding under our revolving credit facilities. The interest rates applied to borrowings under the credit facilities are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facilities' borrowings of $160.0 million, would have an approximate $1.6 million annual effect on interest expense. During the first half of 2018, we reduced our short-term interest rate risk through the use of a short-term LIBOR Rate option for $60.0 million of our total outstanding credit facilities' borrowings balance of $160.0 million. We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of June 30, 2018, these contracts covered approximately 29% of our expected average monthly natural gas requirements for the remainder of 2018.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2018. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
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
We did not repurchase shares during the three months ended June 30, 2018.

ITEM 6.
Exhibits

EXHIBIT NUMBER	DESCRIPTION
(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

10(i)[1]	Clearwater Paper Corporation Deferred Compensation Plan for Directors, Amended and Restated, effective as of January 1, 2018.

10(ii)
Amendment No. 2 to the Credit Agreement and Amendment to the Collateral Agreement dated as of June 27, 2018 by and among Clearwater Paper Corporation, the lenders signatory thereto and Wells Fargo Bank, National Association.

10(iii)
Amendment No. 2 to the Credit Agreement and Amendment to the Collateral Agreement dated as of June 27, 2018 by and among Clearwater Paper Corporation, the lenders signatory thereto and Northwest Farm Credit Services, PCA.

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

CLEARWATER PAPER CORPORATION
(Registrant)

August 6, 2018	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

August 6, 2018	By	/s/ ROBERT N. DAMMARELL
Robert N. Dammarell
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)