Form 10-Q
period 2018-09-30
Clearwater Paper Corp
filed 2018-11-09
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of November 5, 2018 was 16,461,119.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$426,460	$426,504	$1,295,511	$1,293,692
Costs and expenses:
Cost of sales	(376,221)	(386,762)	(1,155,808)	(1,154,883)
Selling, general and administrative expenses	(26,283)	(34,582)	(85,827)	(93,991)
Gain on divested assets	22,944	—	22,944	—
Total operating costs and expenses	(379,560)	(421,344)	(1,218,691)	(1,248,874)
Income from operations	46,900	5,160	76,820	44,818
Interest expense, net	(7,547)	(7,683)	(23,290)	(23,399)
Non-operating pension and other postretirement benefit (costs) income	(1,234)	291	(3,700)	856
Earnings (loss) before income taxes	38,119	(2,232)	49,830	22,275
Income tax (provision) benefit	(3,675)	3,095	(5,825)	(5,860)
Net earnings	$34,444	$863	$44,005	$16,415
Net earnings per common share:
Basic	$2.09	$0.05	$2.67	$1.00
Diluted	2.08	0.05	2.66	0.99
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$34,444	$863	$44,005	$16,415
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $602, $319, $1,807 and $967	1,687	487	5,059	1,475
Amortization of prior service credit included in net periodic cost, net of tax of $(110), $(152), $(331) and $(454)	(309)	(230)	(926)	(691)
Other comprehensive income, net of tax	1,378	257	4,133	784
Comprehensive income	$35,822	$1,120	$48,138	$17,199
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$76,150	$15,738
Restricted cash	1,080	—
Receivables, net	139,170	142,065
Taxes receivable	6,748	20,282
Inventories	263,274	266,043
Other current assets	6,105	8,661
Total current assets	492,527	452,789
Property, plant and equipment, net	1,206,168	1,050,982
Goodwill	230,153	244,161
Intangible assets, net	25,865	32,542
Other assets, net	25,382	21,778
TOTAL ASSETS	$1,980,095	$1,802,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$100,000	$155,000
Accounts payable and accrued liabilities	341,075	256,621
Current liability for pensions and other postretirement employee benefits	7,631	7,631
Total current liabilities	448,706	419,252
Long-term debt	671,100	570,524
Liability for pensions and other postretirement employee benefits	67,759	72,469
Other long-term obligations	37,788	43,275
Accrued taxes	2,839	2,770
Deferred tax liabilities	123,778	118,528
TOTAL LIABILITIES	1,351,970	1,226,818
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares-16,461,119 and 16,447,898 shares issued	2	2
Additional paid-in capital	5,714	1,161
Retained earnings	675,111	618,254
Accumulated other comprehensive loss, net of tax	(52,702)	(43,983)
TOTAL STOCKHOLDERS' EQUITY	628,125	575,434
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,980,095	$1,802,252
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$44,005	$16,415
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	75,686	79,468
Equity-based compensation expense	2,845	2,523
Deferred taxes	3,930	14,602
Employee benefit plans	102	(2,999)
Disposal of plant and equipment, net	128	3,755
Gain on divested assets	(25,510)	—
Other non-cash adjustments, net	899	874
Changes in working capital, net	7,402	43,846
Changes in taxes receivable, net	13,534	(4,869)
Other, net	(1,922)	(1,439)
Net cash flows from operating activities	121,099	152,176
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(174,034)	(136,650)
Net proceeds from divested assets	70,930	—
Other, net	807	753
Net cash flows from investing activities	(102,297)	(135,897)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(4,875)
Borrowings on revolving credit facilities	322,454	185,000
Repayments of borrowings on revolving credit facilities	(277,454)	(210,000)
Other, net	(853)	(927)
Net cash flows from financing activities	44,147	(30,802)
Increase (decrease) in cash, cash equivalents, and restricted cash	62,949	(14,523)
Cash, cash equivalents, and restricted cash at beginning of period	16,738	23,001
Cash, cash equivalents, and restricted cash at end of period	$79,687	$8,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$27,449	$27,867
Cash paid for income taxes	1,665	2,367
Cash received from income tax refunds	13,483	5,988
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accrued property, plant and equipment	$78,465	$2,173
Non-cash reclassification of credit facility borrowings to long-term debt	100,000	—
Non-cash additions to property, plant and equipment	—	4,500
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
On August 21, 2018, we sold our Ladysmith, Wisconsin manufacturing facility for net proceeds of approximately $71 million and recorded a related gain on divested assets of $22.9 million. See Note 4, "Asset Divestiture" for further discussion.
In the second half of 2017, we began a review of our selling, general and administrative cost structure as part of our effort to maintain our longer-term competitiveness. As a result of this review, in the fourth quarter of 2017 we began executing on a plan that is expected to reduce selling, general and administrative expenses beginning in 2018. For the nine months ended September 30, 2018, we incurred $6.4 million of expenses associated with these efforts, which consisted primarily of severance and professional services expenses.
On March 31, 2017, we closed our Oklahoma City, Oklahoma facility. Notwithstanding the closure, we remain subject to the terms of a long-term master lease applicable to the facility. In October 2017, we transferred to a third party substantially all of the remaining fixed assets and supplies inventory located at this facility and subleased the facility to the third party for the remaining term of the master lease for the facility. In connection with the transfer of fixed assets, we recorded a loss of $4.3 million in the third quarter of 2017 related primarily to the writedown of the transferred assets to their held for sale value. This loss is included in "Selling, general and administrative expenses" in our Consolidated Statement of Operations. The sublease agreement is expected to substantially reduce our cash requirements under the master lease over the term of the sublease. For the three and nine months ended September 30, 2017, we also incurred $0.8 million and $6.8 million, respectively, of closure-related costs associated with the Oklahoma City facility, which are included in "Cost of goods sold" in our Consolidated Statement of Operations.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, the related Consolidated Statements of Operations, and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
We consider all highly liquid instruments with maturities of three months or less at date of purchase to be cash equivalents. Cash that is held by a third party and has restrictions on its availability to us is classified as restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the balance sheet that sum to the total of those same amounts shown in our Consolidated Statements of Cash Flows.

(In thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$76,150	$15,738
Restricted cash	1,080	—
Restricted cash included in other assets, net	2,457	1,000
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$79,687	$16,738
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,680.2 million and $1,636.3 million at September 30, 2018 and December 31, 2017, respectively.
For the nine months ended September 30, 2018, we capitalized $5.1 million of interest expense associated with the construction of a paper machine at our Shelby, North Carolina consumer products facility and $0.9 million of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard facility. For the nine months ended September 30, 2017, we capitalized $3.0 million of interest expense associated with the continuous pulp digester project and $0.5 million associated with the Shelby paper machine.
Consistent with authoritative guidance, we assess the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets.
REVENUE RECOGNITION
We enter into contracts that can include various combinations of tissue and paperboard products, which are generally distinct and accounted for as separate performance obligations.
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
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of both September 30, 2018 and December 31, 2017, we had allowances for doubtful accounts of $1.4 million.
Refer to Note 16, "Segment Information," for further information, including the disaggregation of revenue by segment, primary geographical market, and major product type.

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

For the three and nine months ended September 30, 2018, $23.4 million and $45.4 million of receivables were sold under the Account Purchase Agreement, respectively. As of September 30, 2018, $9.0 million of accounts receivable sold under the Asset Purchase Agreement were outstanding. The proceeds from these sales of receivables are included within the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2018, we recorded factoring expense on sales of receivables of $0.1 million, which is included in the "Selling, general and administrative expenses" line in the Consolidated Statement of Operations.

We have no retained interest in the receivables sold under the Account Purchase Agreement, however, we do have servicing responsibilities for the sold receivables. The fair value of the servicing arrangement was not material to the financial statements.
STOCKHOLDERS’ EQUITY
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. In total, we have repurchased 1,440,696 shares of our outstanding common stock pursuant to this repurchase program, of which 84,750 shares were repurchased during the first nine months of 2017 at an average price of $57.53 per share. We did not repurchase shares during the first nine months of 2018. As of September 30, 2018, we had up to $29.8 million of authorization remaining pursuant to this stock repurchase program.
DERIVATIVES
We had no activity during the three and nine months ended September 30, 2018 and 2017 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of September 30, 2018, these contracts covered approximately 29% of our expected average monthly natural gas requirements for the remainder of 2018, and a lesser amount for 2019. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that an employer disaggregate the service cost component, presented within the "Cost of sales" and "Selling, general, and administrative" line items on our Consolidated Statements of Operations, from the other components of net periodic cost (benefit), which are now presented within the "Non-operating pension and other postretirement benefit (costs) income" line item in our Consolidated Statements of Operations. We adopted the standard effective January 1, 2018, which resulted in the retrospective presentation in the income statement of the disaggregated components and the prospective changes to the capitalized portion of both service cost and the other components within inventory. The adoption did not have a material impact on our consolidated financial statements. Refer to Note 11, "Pension and Other Postretirement Employee Benefit Plans," for further information, including the amounts associated with the reclassification of the components of net periodic cost as operating and non-operating.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is for companies to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The standard requires enhanced disclosures about revenue, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We adopted the new revenue guidance effective January 1, 2018 using the cumulative effect method, and did not have an adjustment to retained earnings upon adoption. The standard was applied to open contracts at the date of initial application. Aside from expanded disclosures, the adoption of Topic 606 did not have a material impact on our consolidated financial statement line items, processes, or internal controls. Refer to Note 1, "Nature of Operations and Basis of Presentation," for information about the basis of revenue recognition, and Note 16, "Segment Information," for further information including the disaggregation of revenue by segment, primary geographical market, and major product type.
New Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. Amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. We do not believe this ASU will have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements for defined benefit and other postretirement plans. This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties, and the effects of interest rate basis point changes on assumed health care costs, with other disclosures being added to address significant gains and losses related to changes in benefit obligations. This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, with early adoption permitted and adoption on a retrospective basis for all periods presented required. We are currently assessing the timing of our adoption of this ASU, and we do not believe this ASU will have a material impact on our consolidated financial statements beyond updating footnote disclosures.

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
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	September 30, 2018	December 31, 2017
Pulp, paperboard and tissue products	$160,645	$165,281
Materials and supplies	85,260	85,987
Logs, pulpwood, chips and sawdust	17,369	14,775
	$263,274	$266,043
NOTE 4 Asset Divestiture

On August 21, 2018, we simultaneously announced and completed the sale of our Ladysmith, Wisconsin tissue manufacturing facility (the “Ladysmith Facility”) for net cash proceeds of approximately $71 million. We assessed the sale of this location under the relevant authoritative accounting guidance related to discontinued operations reporting and concluded that this divestiture of assets does not qualify for discontinued operations reporting as the Ladysmith Facility does not represent either a strategic shift in the Consumer Products segment, nor does it represent a major impact on our operations and financial results.

In total, $22.9 million was recorded as "Gain on divested assets" and included as a component of operating income within our Consolidated Statement of Operations, as well as a component of our Consumer Products segment's operating income as disclosed in Note 16, “Segment Information.” Among other offsets, the net gain on divested assets included a $14.0 million write-off of goodwill. Consistent with authoritative guidance, the goodwill was allocated to our divested assets by estimating the fair value of the Ladysmith Facility compared to the estimated fair value of the Consumer Products reporting unit, which was then used to estimate the percentage of goodwill to allocate to the sale of this business. In addition, "Gain on divested assets" within our Consolidated Statement of Operations included a $0.9 million intangible asset write-off related to certain identifiable customer relationship intangibles associated with the divested mill. Both the goodwill and intangible asset charges are discussed further in Note 5, “Intangible Assets and Goodwill."

In total, $34.0 million of book value of assets were sold, consisting primarily of $26.8 million of property, plant and equipment and $3.4 million of inventory. As a result of this sale, we have recorded restricted cash to reflect certain indemnity and working capital contingencies, of which $1.1 million is recorded in "Restricted cash" and $1.4 million is included in "Other assets, net" on our September 30, 2018 Consolidated Balance Sheet.

NOTE 5 Intangible Assets and Goodwill
Intangible assets at the balance sheet dates are comprised of the following:

	September 30, 2018
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.4	$56,453	$(33,961)	$22,492
Trade names and trademarks	7.4	6,786	(3,772)	3,014
Other intangibles	6.0	572	(213)	359
		$63,811	$(37,946)	$25,865

	December 31, 2017
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.3	$62,401	$(34,061)	$28,340
Trade names and trademarks	7.4	6,786	(3,000)	3,786
Non compete agreements	5.0	574	(574)	—
Other intangibles	6.0	572	(156)	416
		$70,333	$(37,791)	$32,542

For the three months ended September 30, 2018 and 2017, intangible assets amortization expense was $1.9 million and $2.0 million, respectively. For the nine months ended September 30, 2018 and 2017, intangible assets amortization expense was $5.8 million and $6.0 million, respectively.

Goodwill is not amortized but is reviewed for impairment annually as of November 1 and at any time when events indicate impairment may have occurred. On August 21, 2018, we simultaneously announced and completed the sale of our Ladysmith Facility. We concluded that this event did not trigger the need for additional impairment testing. However, consistent with authoritative guidance, we allocated a portion of our goodwill to the facility sold. We also wrote off certain identifiable, customer relationship intangible assets associated with the divested facility. For additional discussion regarding the sale of our Ladysmith Facility, see Note 4, "Asset Divestiture."
NOTE 6 Income Taxes
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

Our estimated annual effective tax rate applied to the third quarter of 2018 is approximately 32%, compared with approximately 34% for the comparable interim period in 2017. The rate reflects the Federal rate reduction enacted by the Tax Cuts and Jobs Act offset by an increase in the rate due to basis differences associated with the goodwill written-off as part of the sale of our Ladysmith facility.
We also recognized a tax benefit in the current quarter for Federal alternative energy production tax credits of $10.0 million related to our Lewiston pulp optimization projects. Approximately $8 million of the credits have been included in our overall net deferred tax liability.

NOTE 7 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	September 30, 2018	December 31, 2017
Trade accounts payable	$264,811	$169,293
Accrued wages, salaries and employee benefits	36,813	41,979
Accrued discounts and allowances	9,395	7,283
Accrued interest	6,392	12,723
Accrued utilities	6,271	6,759
Accrued taxes other than income taxes payable	6,220	6,907
Other	11,173	11,677
	$341,075	$256,621
NOTE 8 Debt
REVOLVING CREDIT FACILITIES
On August 21, 2018, we entered into a Lender Commitment Agreement, which we refer to as the Commitment Agreement, in association with the credit facilities agreement we have with Northwest Farm Credit Services, PCA, as agent, and the lenders party thereto, which we refer to as the Farm Credit Agreement, to provide us an additional $100.0 million in revolving credit commitments under the Farm Credit Agreement, increasing the amount of borrowings available under the Farm Credit Agreement from $100.0 million to $200.0 million. Concurrent with the increase to the revolving credit commitments under the Farm Credit Agreement, we drew down $100.0 million under that agreement, all of which was applied to reduce the outstanding revolving loan balance we had under our credit facilities agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The incremental borrowing of revolving loans under the Farm Credit Agreement bears interest based upon a fixed three-year rate, plus the margin applicable to all other revolving loans under the Farm Credit Agreement, which is determined in accordance with our total leverage ratio.
As of September 30, 2018, there was an aggregate of $200.0 million in borrowings outstanding under the credit facilities and $7.6 million of the credit facilities was being used to support outstanding standby letters of credit. As of December 31, 2017, there was an aggregate of $155.0 million in borrowings outstanding under the credit facilities. Our borrowings outstanding under the revolving credit facilities as of September 30, 2018, consisted of $100.0 million of short-term base and LIBOR rate loans classified as current liabilities that are included in "Borrowings under revolving credit facilities," and the $100.0 million fixed rate, three-year borrowings discussed above classified as a noncurrent liability that are included in "Long-term debt," in our Consolidated Balance Sheet. As of September 30, 2018, we would have been permitted to draw an additional $192.4 million under the credit facilities.

On November 8, 2018, we entered into separate amendments (the “Amendments”) to our credit agreements, each dated as of October 31, 2016, one of which is with Wells Fargo Bank, National Association, as agent and the lenders party thereto (as amended, the "Commercial Credit Agreement"), and the other of which is with Northwest Farm Credit Services, PCA, as agent and the lenders party thereto (as amended, the "Farm Credit Agreement", and collectively with the Commercial Credit Agreement, the “Credit Agreements”).  Pursuant to the Amendments, the interest rate margin, which may vary from quarter to quarter based upon grid pricing under the Credit Agreements determined in accordance with our consolidated leverage ratio, was increased (i) in the case of the Commercial Credit Agreement, by 0.50% per annum in the highest tier, (ii) in the case of the Farm Credit Agreement, by 0.50% in the second highest tier and by 0.75% per annum in the highest tier, and (iii) in the case of the commitment fee for unused availability under each of the Credit Agreements’ revolving credit facilities, by 0.05% per annum in the highest tier.  In addition, the financial covenants in the Credit Agreements were modified to provide that going forward we will be required to maintain a:

•
maximum consolidated secured leverage ratio of 2.00 to 1.00 through December 31, 2019 and of 1.50 to 1.00 from March 31, 2020 and thereafter, in lieu of being required to maintain a maximum consolidated leverage ratio which was in effect prior to the amendments;

•	minimum consolidated interest coverage ratio of 1.25 to 1.00; and

•	minimum consolidated asset coverage ratio of 1.00 to 1.00 which was not in effect prior to the Amendments.

NOTE 9 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	September 30, 2018	December 31, 2017
Long-term lease obligations, net of current portion	$25,330	$26,460
Deferred proceeds	4,677	5,576
Deferred compensation	2,867	5,023
Other	4,914	6,216
	$37,788	$43,275
NOTE 10 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

(In thousands)	Pension and Other Post Retirement Employee Benefit Plan Adjustments
Balance at December 31, 2016	$(51,753)
Other comprehensive income, net of tax[1]	784
Balance at September 30, 2017	$(50,969)

Balance at December 31, 2017	$(43,983)
Other comprehensive income, net of tax[1]	4,133
Reclassification of the income tax effects of the Tax Cuts and Jobs Act	(12,852)
Balance at September 30, 2018	$(52,702)

[1]
Included in other comprehensive income are net periodic costs associated with our pension and other postretirement employee benefit (OPEB) plans that were reclassified from accumulated other comprehensive loss. For the nine months ended September 30, 2018 and 2017, actuarial loss amortization of $5.1 million and $1.5 million, respectively, as well as $0.9 million and $0.7 million, respectively, of prior service credit amortization were reclassified. These amounts are net of tax totaling $1.5 million and $0.5 million for each respective period. These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs in Note 11, “Pension and Other Postretirement Employee Benefit Plans.”

NOTE 11 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and OPEB plans for the periods presented:

	Three Months Ended September 30,
(In thousands)	2018	2017	2018	2017
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$447	$518	$34	$41
Interest cost	3,005	3,288	609	688
Expected return on plan assets	(4,250)	(4,691)	—	—
Amortization of prior service cost (credit)	—	2	(419)	(384)
Amortization of actuarial loss (gain)	2,515	2,468	(226)	(1,662)
Net periodic cost (benefit)	$1,717	$1,585	$(2)	$(1,317)

	Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$1,342	$1,552	$102	$122
Interest cost	9,015	9,862	1,827	2,059
Expected return on plan assets	(12,751)	(14,073)	—	(1)
Amortization of prior service cost (credit)	—	6	(1,257)	(1,151)
Amortization of actuarial loss (gain)	7,543	7,405	(677)	(4,963)
Net periodic cost (benefit)	$5,149	$4,752	$(5)	$(3,934)

During the nine months ended September 30, 2018 and 2017, we made no contributions to our qualified pension plans. We do not expect, nor are we required, to make contributions in 2018.
During the nine months ended September 30, 2018, we made contributions of $0.4 million to our company-sponsored non-qualified pension plan. We estimate contributions will total $0.5 million in 2018. We do not anticipate funding our OPEB plans in 2018 except to pay benefit costs as incurred during the year by plan participants.
On January 1, 2018, we adopted ASU 2017-07, which allows for only the service cost component of net periodic cost to be included as an operating cost. The other components of net periodic costs are to be included as non-operating costs in the accompanying Consolidated Statements of Operations. During the three and nine months ended September 30, 2018, $0.3 million and $0.8 million of net periodic pension and OPEB service costs were charged to "Cost of sales," $0.2 million and $0.6 million were charged to "Selling, general and administrative expenses," and $1.2 million and $3.7 million of costs were charged to "Non-operating pension and other post retirement benefit (costs) income" in the accompanying Consolidated Statements of Operations, respectively.
The adoption of ASU 2017-07 also required the reclassification of all prior period costs other than service costs from operating to non-operating. During the three and nine months ended September 30, 2017, $0.3 million and $1.0 million of net periodic costs were charged to "Cost of sales," $0.3 million and $0.7 million were charged to "Selling, general and administrative expenses," and $0.3 million and $0.9 million of income was charged to "Non-operating pension and other postretirement benefit (costs) income" in the accompanying Consolidated Statements of Operations, respectively.
NOTE 12 Earnings per Common Share
Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method.
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted-average common shares outstanding[1]	16,486,935	16,457,991	16,492,843	16,466,325
Incremental shares due to:
Restricted stock units	22,461	42,122	27,893	37,021
Performance shares	54,253	50,506	52,508	42,914
Stock options	—	16,265	60	26,347
Diluted weighted-average common shares outstanding	16,563,649	16,566,884	16,573,304	16,572,607

Basic net earnings per common share	$2.09	$0.05	$2.67	$1.00
Diluted net earnings per common share	2.08	0.05	2.66	0.99

Anti-dilutive shares excluded from calculation	985,312	468,624	935,037	525,655

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.

NOTE 13 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Restricted stock units	$595	$429	$1,599	$1,224
Performance shares	499	567	1,409	1,793
Stock options	639	659	1,767	1,974
Total employee equity-based compensation expense	$1,733	$1,655	$4,775	$4,991
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

During the first nine months of 2018, 19,133 RSUs were settled and distributed. After adjusting for minimum tax withholdings, a net 13,221 shares were issued. In connection with the issued RSUs, the minimum tax withholding payments made during the nine months ended September 30, 2018 totaled $0.2 million.
During the nine months ended September 30, 2018, we had 21,577 stock option awards expire with a weighted-average exercise price of $62.76. At September 30, 2018, we had 282,848 stock option awards that were exercisable with a weighted-average exercise price of $63.24.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2017 Stock Incentive Plan during the nine months ended September 30, 2018 and the grant-date fair value of the awards:

	Nine Months Ended
	September 30, 2018
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	111,054	$37.31
Performance shares	49,040	37.45
Stock options	198,426	14.51
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation expense of $0.8 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, we recorded director equity-based compensation benefit of $1.9 million and $2.5 million, respectively.

As of September 30, 2018, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on the accompanying Consolidated Balance Sheet were $0.9 million and $1.9 million, respectively. At December 31, 2017, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $3.6 million and $2.4 million, respectively.
NOTE 14 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	September 30,		December 31,
	2018		2017
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, cash equivalents, and restricted cash (Level 1)	$79,687	$79,687	$16,738	$16,738
Borrowings under revolving credit facilities (Level 2)	100,000	99,889	155,000	154,882
Long-term debt (Level 2)	675,000	635,888	575,000	569,250
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
Cash, cash equivalents, and restricted cash, borrowings under the revolving credit facilities and long-term debt are the only items measured at fair value on a recurring basis.
We do not have any financial assets measured at fair value on a nonrecurring basis. Nonfinancial assets measured at fair value on a nonrecurring basis include items such as long-lived assets held and used that are measured at fair value resulting from impairment, if deemed necessary.
NOTE 15 Business Interruption and Insurance Recovery
In the first quarter of 2017, our financial statements included the impact of two separate fires, one of which occurred in the fourth quarter of 2016. Both claims were finalized in the first quarter of 2017 and the net proceeds from our insurance provider of $4.3 million was included in "Cost of Sales" in our Consolidated Statement of Operations for the nine months ended September 30, 2017.
There was no business interruption insurance activity in the nine months ended September 30, 2018 at any of our facilities.
NOTE 16 Segment Information
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

The table below presents information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Segment net sales:
Consumer Products	$211,642	$232,916	$672,069	$707,251
Pulp and Paperboard	214,818	193,588	623,442	586,441
Total segment net sales	$426,460	$426,504	$1,295,511	$1,293,692

Earnings (loss) before income taxes:
Consumer Products[1,2,3]	$(1,269)	$4,525	$(3,244)	$21,427
Gain on divested assets[4]	22,944	—	22,944	—
Pulp and Paperboard[2,3]	38,280	14,735	98,626	63,006
	59,955	19,260	118,326	84,433
Corporate[2,3]	(13,055)	(14,100)	(41,506)	(39,615)
Income from operations	46,900	5,160	76,820	44,818
Interest expense, net	(7,547)	(7,683)	(23,290)	(23,399)
Non-operating pension and other postretirement benefit (costs) income[2]	(1,234)	291	(3,700)	856
Earnings (loss) before income taxes	$38,119	$(2,232)	$49,830	$22,275

Depreciation and amortization:
Consumer Products[1]	$14,447	$16,073	$42,964	$50,607
Pulp and Paperboard	9,316	8,328	28,106	24,789
Corporate	1,579	1,455	4,616	4,072
Total depreciation and amortization	$25,342	$25,856	$75,686	$79,468

[1]
Operating income for the Consumer Products segment for the three and nine months ended September 30, 2017 includes $5.1 million and $11.1 million , respectively, of costs associated with the closure of the Oklahoma City facility. These costs include $4.3 million on the write down of assets to their held for sale value and $3.7 million of accelerated depreciation.

[2]
As a result of the adoption of ASU 2017-07, certain pension and OPEB (costs) income have been reclassified from operating to non-operating income. The service cost component of pension and OPEB costs remains within segment operating income. Refer to Note 2, "Recently Adopted and New Accounting Standards," and Note 11, "Pension and Other Postretirement Benefit Plans," for additional detail.

[3]
Income (loss) from operations for the Consumer Products, Pulp and Paperboard and Corporate segments for the nine months ended September 30, 2018 include $1.7 million, $0.5 million and $4.2 million, respectively, of expenses associated with our selling, general and administrative cost control measures.

[4]	Gain on divested assets for the three and nine months ended September 30, 2018 relates to the sale of our Ladysmith, Wisconsin facility, For additional discussion, see Note 4 "Asset Divestiture".

For the nine months ended September 30, 2018 and 2017, one customer, the Kroger Company, accounted for approximately 11.9% and 15.2%, respectively, of our total company net sales.

Net sales, classified by the major geographic areas in which our customers are located and by major products, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Primary geographical markets:
United States	$404,593	$405,303	$1,237,644	$1,237,146
Other countries	21,867	21,201	57,867	56,546
Total net sales	$426,460	$426,504	$1,295,511	$1,293,692

Major products:
Retail tissue	$182,869	$213,466	$601,521	$643,192
Paperboard	214,818	193,588	623,442	586,441
Non-retail tissue	27,660	19,029	68,384	62,988
Other	1,113	421	2,164	1,071
Total net sales	$426,460	$426,504	$1,295,511	$1,293,692

NOTE 17 Supplemental Guarantor Financial Information
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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2018

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$426,816	$50,340	$(50,696)	$426,460
Costs and expenses:
Cost of sales	(383,737)	(45,693)	53,209	(376,221)
Selling, general and administrative expenses	(20,721)	(5,562)	—	(26,283)
Gain on divested assets	—	22,944	—	22,944
Total operating costs and expenses	(404,458)	(28,311)	53,209	(379,560)
Income from operations	22,358	22,029	2,513	46,900
Interest expense, net	(7,366)	(181)	—	(7,547)
Non-operating pension and other postretirement benefit costs	(1,234)	—	—	(1,234)
Earnings before income taxes	13,758	21,848	2,513	38,119
Income tax benefit (provision)	1,748	(5,043)	(380)	(3,675)
Equity in income of subsidiary	16,805	—	(16,805)	—
Net earnings	$32,311	$16,805	$(14,672)	$34,444
Other comprehensive income, net of tax	1,378	—	—	1,378
Comprehensive income	$33,689	$16,805	$(14,672)	$35,822

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2018

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$1,315,819	$150,866	$(171,174)	$1,295,511
Costs and expenses:
Cost of sales	(1,190,954)	(133,971)	169,117	(1,155,808)
Selling, general and administrative expenses	(69,579)	(16,248)	—	(85,827)
Gain on divested assets	—	22,944	—	22,944
Total operating costs and expenses	(1,260,533)	(127,275)	169,117	(1,218,691)
Income from operations	55,286	23,591	(2,057)	76,820
Interest expense, net	(22,922)	(368)	—	(23,290)
Non-operating pension and other postretirement benefit costs	(3,700)	—	—	(3,700)
Earnings before income taxes	28,664	23,223	(2,057)	49,830
Income tax provision	(1,208)	(5,242)	625	(5,825)
Equity in income of subsidiary	17,981	—	(17,981)	—
Net earnings	$45,437	$17,981	$(19,413)	$44,005
Other comprehensive income, net of tax	4,133	—	—	4,133
Comprehensive income	$49,570	$17,981	$(19,413)	$48,138
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$423,712	$55,894	$(53,102)	$426,504
Costs and expenses:
Cost of sales	(387,877)	(51,052)	52,167	(386,762)
Selling, general and administrative expenses	(24,786)	(9,796)	—	(34,582)
Total operating costs and expenses	(412,663)	(60,848)	52,167	(421,344)
Income (loss) from operations	11,049	(4,954)	(935)	5,160
Interest expense, net	(7,407)	(276)	—	(7,683)
Non-operating pension and other postretirement benefit income	291	—	—	291
Earnings (loss) before income taxes	3,933	(5,230)	(935)	(2,232)
Income tax (provision) benefit	(1,847)	4,589	353	3,095
Equity in loss of subsidiary	(641)	—	641	—
Net earnings (loss)	$1,445	$(641)	$59	$863
Other comprehensive income, net of tax	257	—	—	257
Comprehensive income (loss)	$1,702	$(641)	$59	$1,120

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,263,467	$196,399	$(166,174)	$1,293,692
Costs and expenses:
Cost of sales	(1,138,470)	(178,732)	162,319	(1,154,883)
Selling, general and administrative expenses	(71,762)	(22,229)	—	(93,991)
Total operating costs and expenses	(1,210,232)	(200,961)	162,319	(1,248,874)
Income (loss) from operations	53,235	(4,562)	(3,855)	44,818
Interest expense, net	(22,981)	(418)	—	(23,399)
Non-operating pension and other postretirement benefit income	856	—	—	856
Earnings (loss) before income taxes	31,110	(4,980)	(3,855)	22,275
Income tax (provision) benefit	(11,857)	4,582	1,415	(5,860)
Equity in loss of subsidiary	(398)	—	398	—
Net earnings (loss)	$18,855	$(398)	$(2,042)	$16,415
Other comprehensive income, net of tax	784	—	—	784
Comprehensive income (loss)	$19,639	$(398)	$(2,042)	$17,199

Clearwater Paper Corporation
Consolidating Balance Sheet
At September 30, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$76,150	$—	$—	$76,150
Restricted cash	1,080	—	—	1,080
Receivables, net	118,405	20,765	—	139,170
Taxes receivable	12,189	14	(5,455)	6,748
Inventories	223,595	41,736	(2,057)	263,274
Other current assets	5,837	268	—	6,105
Total current assets	437,256	62,783	(7,512)	492,527
Property, plant and equipment, net	1,127,534	78,634	—	1,206,168
Goodwill	230,153	—	—	230,153
Intangible assets, net	1,306	24,559	—	25,865
Intercompany (payable) receivable	(48,326)	46,269	2,057	—
Investment in subsidiary	174,981	—	(174,981)	—
Other assets, net	24,340	2,867	(1,825)	25,382
TOTAL ASSETS	$1,947,244	$215,112	$(182,261)	$1,980,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$100,000	$—	$—	$100,000
Accounts payable and accrued liabilities	326,573	19,957	(5,455)	341,075
Current liability for pensions and other postretirement employee benefits	7,631	—	—	7,631
Total current liabilities	434,204	19,957	(5,455)	448,706
Long-term debt	671,100	—	—	671,100
Liability for pensions and other postretirement employee benefits	67,759	—	—	67,759
Other long-term obligations	37,788	—	—	37,788
Accrued taxes	1,979	860	—	2,839
Deferred tax liabilities	106,289	19,314	(1,825)	123,778
TOTAL LIABILITIES	1,319,119	40,131	(7,280)	1,351,970
Stockholders’ equity excluding accumulated other comprehensive loss	680,827	174,981	(174,981)	680,827
Accumulated other comprehensive loss, net of tax	(52,702)	—	—	(52,702)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,947,244	$215,112	$(182,261)	$1,980,095

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$15,738	$—	$—	$15,738
Receivables, net	125,001	17,064	—	142,065
Taxes receivable	20,242	40	—	20,282
Inventories	228,311	41,594	(3,862)	266,043
Other current assets	8,587	74	—	8,661
Total current assets	397,879	58,772	(3,862)	452,789
Property, plant and equipment, net	936,659	114,323	—	1,050,982
Goodwill	244,161	—	—	244,161
Intangible assets, net	2,089	30,453	—	32,542
Intercompany payable	(2,807)	(1,055)	3,862	—
Investment in subsidiary	157,000	—	(157,000)	—
Other assets, net	21,413	2,696	(2,331)	21,778
TOTAL ASSETS	$1,756,394	$205,189	$(159,331)	$1,802,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$155,000	$—	$—	$155,000
Accounts payable and accrued liabilities	235,439	21,182	—	256,621
Current liability for pensions and other postretirement employee benefits	7,631	—	—	7,631
Total current liabilities	398,070	21,182	—	419,252
Long-term debt	570,524	—	—	570,524
Liability for pensions and other postretirement employee benefits	72,469	—	—	72,469
Other long-term obligations	43,275	—	—	43,275
Accrued taxes	1,928	842	—	2,770
Deferred tax liabilities	94,694	26,165	(2,331)	118,528
TOTAL LIABILITIES	1,180,960	48,189	(2,331)	1,226,818
Stockholders’ equity excluding accumulated other comprehensive loss	619,417	157,000	(157,000)	619,417
Accumulated other comprehensive loss, net of tax	(43,983)	—	—	(43,983)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,756,394	$205,189	$(159,331)	$1,802,252

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$45,437	$17,981	$(19,413)	$44,005
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	59,632	16,054	—	75,686
Equity-based compensation expense	2,845	—	—	2,845
Deferred taxes	10,662	(6,732)	—	3,930
Employee benefit plans	102	—	—	102
Disposal of plant and equipment, net	128	—	—	128
Gain on divested assets	—	(25,510)	—	(25,510)
Other non-cash adjustments, net	899	—	—	899
Changes in working capital, net	22,045	(7,383)	(7,260)	7,402
Changes in taxes receivable, net	8,053	26	5,455	13,534
Other, net	(1,800)	(122)	—	(1,922)
Net cash flows from operating activities	148,003	(5,686)	(21,218)	121,099
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(172,434)	(1,600)	—	(174,034)
Net proceeds from divested assets	70,930	—	—	70,930
Other, net	793	14	—	807
Net cash flows from investing activities	(100,711)	(1,586)	—	(102,297)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	322,454	—	—	322,454
Repayments of borrowings on revolving credit facilities	(277,454)	—	—	(277,454)
Investment (to) from parent	(28,490)	7,272	21,218	—
Other, net	(853)	—	—	(853)
Net cash flows from financing activities	15,657	7,272	21,218	44,147
Increase in cash, cash equivalents, and restricted cash	62,949	—	—	62,949
Cash, cash equivalents, and restricted cash at beginning of period	16,738	—	—	16,738
Cash, cash equivalents, and restricted cash at end of period	$79,687	$—	$—	$79,687

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$18,855	$(398)	$(2,042)	$16,415
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	56,642	22,826	—	79,468
Equity-based compensation expense	2,523	—	—	2,523
Deferred taxes	19,531	(4,929)	—	14,602
Employee benefit plans	(2,999)	—	—	(2,999)
Disposal of plant and equipment, net	481	3,274	—	3,755
Other non-cash adjustments, net	874	—	—	874
Changes in working capital, net	32,501	3,896	7,449	43,846
Changes in taxes receivable, net	600	—	(5,469)	(4,869)
Other, net	(413)	(1,026)	—	(1,439)
Net cash flows from operating activities	128,595	23,643	(62)	152,176
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(132,725)	(3,925)	—	(136,650)
Other, net	283	470	—	753
Net cash flows from investing activities	(132,442)	(3,455)	—	(135,897)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(4,875)	—	—	(4,875)
Borrowings on revolving credit facilities	185,000	—	—	185,000
Repayments of borrowings on revolving credit facilities	(210,000)	—	—	(210,000)
Investment from (to) parent	23,541	(23,603)	62	—
Other, net	(927)	—	—	(927)
Net cash flows from financing activities	(7,261)	(23,603)	62	(30,802)
Decrease in cash, cash equivalents, and restricted cash	(11,108)	(3,415)	—	(14,523)
Cash, cash equivalents, and restricted cash at beginning of period	19,586	3,415	—	23,001
Cash, cash equivalents, and restricted cash at end of period	$8,478	$—	$—	$8,478

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

•	our ability to complete construction of our new tissue manufacturing operations in Shelby, North Carolina on time and within current cost expectations.

•
customer acceptance and timing and quantity of purchases of our tissue products, including the existence of sufficient demand for the quality of tissue produced by our expanded Shelby, North Carolina operations when completed;

•	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

•	labor disruptions;

•	changes in transportation costs and disruptions in transportation services;

•	changes in the cost and availability of wood fiber and wood pulp;

•	manufacturing or operating disruptions, including IT system and IT system implementation failures, equipment malfunctions and damage to our manufacturing facilities;

•	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

•	cyclical industry conditions;

•	changes in expenses and required contributions associated with our pension plans;

•	environmental liabilities or expenditures;

•	cyber-security risks;

•	reliance on a limited number of third-party suppliers for raw materials;

•	our ability to service our debt obligations;

•	restrictions on our business from debt covenants and terms; and

•	changes in laws, regulations or industry standards affecting our business.
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
Recent Events
Asset Divestiture
On August 21, 2018, we sold our Ladysmith, Wisconsin manufacturing facility for net cash proceeds of approximately $71 million and recorded a related gain on divested assets of $22.9 million. Among other offsets, the net gain on divested assets includes $34.0 million of assets sold and a $14.0 million goodwill write-off.
Shelby Expansion Project
We are in the process of building a new tissue machine and related converting equipment at a site adjacent to our existing facility in Shelby, North Carolina. The new tissue machine will produce a variety of high-quality private label premium and ultra-premium bath, paper towel and napkin products. At full production capacity, the new tissue machine is expected to produce approximately 70,000 tons of tissue products annually. The estimated cost for the project includes approximately $320 million to $330 million for the tissue machine, converting equipment and buildings, and approximately $60 million for the purchase and expansion of an existing warehouse that will consolidate all southeastern warehousing in Shelby. The total estimated cost of the project has increased by approximately $40 million to $50 million from our original estimates due to the combination of external factors and the acceleration of the startup of our converting operation in Shelby to help improve the Consumer Products segment's operating model by lowering transportation costs. The external factors include higher steel costs, exacerbated by recently imposed tariffs, weather-related delays and impacts, and a very tight labor market. The weather-related delays and impacts were caused by a wet spring and summer, as well as the recent hurricanes, which combined led to an overtime component to keep the project on schedule. The increased cost for the Shelby expansion was offset by an approximately $30 million reduction in other capital expenditures originally forecasted for 2018.
We project that the construction of the new facility will be completed in early 2019 and will be fully operational in 2020. During the nine months ended September 30, 2018, we incurred costs of $220.7 million on construction related activities and the new tissue machine in Shelby. We also capitalized $5.1 million of interest during the nine months ended September 30, 2018 related to the Shelby expansion.
Selling, General and Administrative Cost Structure Changes
In the second half of 2017, we began a review of our selling, general and administrative, or SG&A, cost structure as part of our effort to maintain our longer-term competitiveness. As a result of this review, in the fourth quarter of 2017 we began executing on a plan to lower selling, general and administrative expenses beginning in 2018, and then is expected to result in approximately $20 million in annual SG&A savings, compared to 2017 SG&A expenses, beginning in the first quarter of 2019. For the nine months ended September 30, 2018, we incurred $6.4 million of expenses associated with these efforts, of which $0.2 million was incurred in the third quarter and consisted primarily of severance and professional services expenses. As of September 30, 2018, we had achieved expected annual run-rate savings of approximately $8 million, compared to 2017 SG&A expenses, as a result of these changes.
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

In recent years, the tissue industry has seen an increase in ultra tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity. Demand and pricing for consumer tissue products is currently being adversely affected by increased supply as a result of new tissue machines that have been added or publicly announced in North America, as well as changing dynamics in the at-home tissue segment as a result of changing consumer purchasing habits, consolidations and new entrants in the consumer retail channel, and new and evolving sales and distribution channels. These changing conditions contribute to a very competitive environment for consumer tissue. In addition, in the third quarter of 2017, our largest tissue customer made the decision to go from a single source model to a multi-source model for their private label tissue supply beginning in the first quarter of 2018. This decision has primarily affected conventional tissue supply to this customer and we do not expect to be able to fully replace this lost volume in 2018 through sales to other customers, which resulted in reduced tissue sales in the second and third quarters of 2018 and is expected to result in a reduction in our overall tissue sales volume in 2018.

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

Cost of sales
	Three Months Ended September 30,
(Dollars in thousands)	2018		2017
	Cost	Percentage of Sales	Cost	Percentage of Sales	Cost Variance
Wages and benefits	$70,143	16.4%	$68,189	16.0%	$1,954
Transportation[1]	44,264	10.4	50,243	11.8	(5,979)
Purchased pulp	45,347	10.7	53,411	12.5	(8,064)
Chemicals	43,096	10.1	39,768	9.3	3,328
Chips, sawdust and logs	41,535	9.7	29,801	7.0	11,734
Packaging supplies	21,326	5.0	21,977	5.2	(651)
Depreciation	21,790	5.1	22,359	5.2	(569)
Energy	21,645	5.1	22,408	5.3	(763)
Maintenance and repairs[2]	19,968	4.7	29,078	6.8	(9,110)
	329,114	77.2	337,234	79.1	(8,120)
Other operating costs	47,107	11.0	49,528	11.6	(2,421)
Total cost of sales	$376,221	88.2%	$386,762	90.7%	$(10,541)

	Nine Months Ended September 30,
(Dollars in thousands)	2018		2017
	Cost	Percentage of Sales	Cost	Percentage of Sales	Cost Variance
Wages and benefits	$213,316	16.4%	$209,720	16.2%	$3,596
Transportation[1]	155,131	12.0	146,646	11.3	8,485
Purchased pulp	138,614	10.7	144,869	11.2	(6,255)
Chemicals	130,719	10.0	122,407	9.4	8,312
Chips, sawdust and logs	123,902	9.6	99,887	7.7	24,015
Packaging supplies	65,530	5.1	65,867	5.1	(337)
Depreciation	65,086	5.0	69,266	5.4	(4,180)
Energy	61,671	4.8	66,710	5.2	(5,039)
Maintenance and repairs[2]	55,425	4.3	74,244	5.7	(18,819)
	1,009,394	77.9	999,616	77.3	9,778
Other operating costs	146,414	11.3	155,267	12.0	(8,853)
Total cost of sales	$1,155,808	89.2%	$1,154,883	89.3%	$925

[1]	Includes internal and external transportation costs.

[2]	Excludes related internal labor costs.

Wages and benefits. Costs related to our employees primarily consist of wages and related benefit costs and payroll taxes. For the three and nine months ended September 30, 2018, wage and benefit costs increased compared to the same periods in 2017, primarily due to severance related costs associated with our SG&A cost structure changes and the impact of annual wage increases, in addition to costs for hiring and training new employees for the Shelby expansion project.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Transportation costs decreased in the three month period ended September 30, 2018, compared to the same period in 2017, due in part to improvements in our Consumer Products segment's operating model as a result of the acceleration of converting operations in Shelby, as well as lower tissue shipments in the third quarter of 2018. Transportation costs increased for the nine months ended September 30, 2018 due to increased paperboard shipments and higher line haul rates on both internal and external shipments.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products and, to a lesser extent our paperboard, from external suppliers. Purchased pulp costs decreased in the three and nine months ended September 30, 2018, compared to the same period in 2017, mainly due to no planned major maintenance outages at our pulp and paperboard facilities in 2018 and lower tissue shipments in our consumer products division.
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
Chemical costs increased in the three and nine months ended September 30, 2018, compared to the same periods in 2017, due to increased paperboard production and higher pricing for polyethylene, latex and caustic.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Chips, sawdust and log costs increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to increased paperboard production and higher prices for these materials at both of our pulp and paperboard locations.
Packaging supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. Packaging costs remained flat for the three and nine months ended September 30, 2018, compared to the same periods in 2017, as higher pricing for packaging materials was offset by reduced shipments in our consumer products segment.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and nine months ended September 30, 2018 decreased compared to the same period in 2017 primarily due to accelerating depreciation in 2017 on certain Oklahoma City assets in connection with the March 2017 facility closure, partially offset by increased depreciation as a result of higher capital spending.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period primarily due to volatility in temperatures and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a co-generation facility that produces steam and electricity at our Lewiston, Idaho manufacturing site helps to lower our energy costs. Energy costs for the three and nine months ended September 30, 2018, decreased compared to the same periods in 2017, primarily due to favorable natural gas and electricity prices in our pulp and paperboard segment, in addition to lower natural gas usage at our Idaho pulp and paperboard facility.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of September 30, 2018, these contracts covered approximately 29% of our expected average monthly natural gas requirements for the remainder of 2018, and a lesser amount for 2019.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the three and nine months ended September 30, 2018, maintenance and repair spending was lower than the same periods in 2017 due to no planned major maintenance in our pulp and paperboard segment in 2018.
Other. Other costs primarily consist of miscellaneous operating costs, which decreased in the three and nine months ended September 30, 2018, compared to the same periods in 2017, due in part to reduced purchased paper costs, lower professional service fees and decreased operating supplies charges.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products.
Interest expense
Interest expense for the three and nine months ended September 30, 2018 and 2017 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. Interest expense also includes interest on the amount drawn under our revolving credit facilities and amortization of deferred issuance costs associated with all of our notes and revolving credit facilities.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended September 30,
(Dollars in thousands)	2018		2017
Net sales	$426,460	100.0%	$426,504	100.0%
Costs and expenses:
Cost of sales	(376,221)	88.2	(386,762)	90.7
Selling, general and administrative expenses	(26,283)	6.2	(34,582)	8.1
Gain on divested assets	22,944	5.4	—	—
Total operating costs and expenses	(379,560)	89.0	(421,344)	98.8
Income from operations	46,900	11.0	5,160	1.2
Interest expense, net	(7,547)	1.8	(7,683)	1.8
Non-operating pension and other postretirement benefit (costs) income	(1,234)	0.3	291	0.1
Earnings (loss) before income taxes	38,119	8.9	(2,232)	0.5
Income tax (provision) benefit	(3,675)	0.9	3,095	0.7
Net earnings	$34,444	8.1%	$863	0.2%
Net sales—Third quarter 2018 net sales were flat compared to the third quarter of 2017, as increased paperboard sales volumes and prices were offset by reduced tissue volumes and prices. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 88.2% of net sales for the third quarter of 2018 and 90.7% of net sales for the same period in 2017. Our overall cost of sales was $10.5 million lower than the third quarter of 2017, primarily due to lower maintenance and internally sourced paperboard costs, which were partially offset by higher input costs for chips, sawdust and logs, chemicals and wages and benefits.

Selling, general and administrative expenses—Selling, general and administrative expenses for the third quarter of 2018 decreased $8.3 million compared to the third quarter of 2017. The lower expense was due in part to decreased wages resulting from cost structure changes, reduced consulting and professional fees and lower commission and marketing expense. In addition, selling, general and administrative expenses for the third quarter of 2017 included $4.3 million of asset writedowns to held for sale value on certain assets at our former Oklahoma City facility.
Gain on divested assets—On August 21, 2018, we sold our Ladysmith facility for net cash proceeds of approximately $71 million. In total, $22.9 million of gain was recorded on the sale, which included $34.0 million of net assets sold, $14.0 million of goodwill write-off and other expenses related to the sale.
Interest expense—Interest expense for the third quarter of 2018 remained flat compared to the third quarter of 2017, as higher interest expense associated with a larger average balance on our revolving credit facilities was offset by higher capitalized interest in the third quarter of 2018.
Income tax provision—We recorded an income tax provision of $3.7 million for the three months ended September 30, 2018, compared to a benefit of $3.1 million in the same period of 2017. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended September 30, 2018 was approximately 10% compared to a beneficial rate of approximately 139% for the same period of 2017. The rate in each period is primarily the result of benefits from Federal income tax credits, combined with a loss before income taxes for the third quarter of 2017.
During the third quarters of 2018 and 2017, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the tax rates for the three months ended September 30, 2018 and 2017 would have been benefits of approximately 40% and 18%, respectively. See the section entitled “Non-GAAP Measures” on page 35 of this report for a reconciliation of these adjusted income tax provision amounts to the comparable GAAP income tax provision amounts.

Discussion of Business Segments
Consumer Products

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2018	2017
Net sales	$211,642	$232,916
Operating income	21,675	4,525
Percent of net sales	10.2%	1.9%

Shipments (short tons)
Retail	70,335	77,544
Non-retail	18,525	12,958
Total tissue tons	88,860	90,502
Converted products cases (in thousands)	11,789	12,727

Sales price (per short ton)
Retail	$2,615	$2,754
Non-retail	1,491	1,468
Total tissue	$2,381	$2,574
Net sales for the Consumer Products segment during the third quarter of 2018 decreased by $21.3 million compared to the third quarter of 2017 due to lower average net selling prices, a reduction in sales volume, an unfavorable mix shift to increased parent roll sales and the sale of our Ladysmith facility during the third quarter of 2018. These decreases were partially offset by increased TAD towel sales.
The segment had operating income of $21.7 million for the third quarter of 2018, which included the gain of $22.9 million on the sale of our Ladysmith facility. Excluding this gain, the segment had an operating loss of $1.3 million, compared to operating income of $4.5 million in the third quarter of 2017, primarily due to the decreased sales and higher wage and benefits expenses associated primarily with an increase of employees at our Shelby facility related to the Shelby expansion project and the effect of annual wage increases. Operating income for the third quarter of 2017 also included $4.3 million of asset writedowns to held for sale value on certain assets at our former Oklahoma City facility.

Pulp and Paperboard

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2018	2017
Net sales	$214,818	$193,588
Operating income	38,280	14,735
Percent of net sales	17.8%	7.6%

Paperboard shipments (short tons)	218,135	200,569
Paperboard sales price (per short ton)	$985	$965
Net sales for the Pulp and Paperboard segment increased by $21.2 million during the third quarter of 2018, compared to the third quarter of 2017. The increase was due primarily to strong production and sales volume increases in addition to paperboard net price increases.
Operating income for the segment increased by $23.5 million during the third quarter of 2018, compared to the third quarter of 2017, primarily due to increased sales, in addition to no planned major maintenance in the third quarter of 2018, compared to approximately $21 million in the third quarter of 2017, and lower purchased paper costs. These favorable impacts were partially offset by higher chips, sawdust and log costs, as well as higher transportation, chemical and depreciation costs.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Nine Months Ended September 30,
(Dollars in thousands)	2018		2017
Net sales	$1,295,511	100.0%	$1,293,692	100.0%
Costs and expenses:
Cost of sales	(1,155,808)	89.2	(1,154,883)	89.3
Selling, general and administrative expenses	(85,827)	6.6	(93,991)	7.3
Gain on divested assets	22,944	1.8	—	—
Total operating costs and expenses	(1,218,691)	94.1	(1,248,874)	96.5
Income from operations	76,820	5.9	44,818	3.5
Interest expense, net	(23,290)	1.8	(23,399)	1.8
Non-operating pension and other postretirement benefit (costs) income	(3,700)	0.3	856	(0.1)
Earnings before income taxes	49,830	3.8	22,275	1.7
Income tax provision	(5,825)	0.4	(5,860)	0.5
Net earnings	$44,005	3.4	$16,415	1.3
Net sales—Net sales for the nine months ended September 30, 2018 increased by $1.8 million, or 0.1%, compared to the same period in 2017. The increase was primarily due to favorable prices and sales volume in our Pulp and Paperboard segment, offset by lower average selling prices and reduced shipment volumes in our Consumer Products segment. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was approximately 89% of net sales for the nine months ended September 30, 2018 and for the same period in 2017. Our overall cost of sales was slightly higher in the first nine months of 2018 compared to 2017, primarily due to increased costs for wood fiber and higher transportation costs driven by higher line haul rates. These cost increases were partially offset by lower maintenance, internally sourced paperboard, energy and depreciation costs.
Selling, general and administrative expenses—Selling, general and administrative expenses for the nine months ended September 30, 2018 decreased by $8.2 million compared to the same period in 2017. The decrease was due in part to lower commission and marketing expense, reduced travel expenses and lower profit dependent accruals, which were partially offset by higher severance and professional services expenses related to the selling, general, and administrative cost structure changes. In addition, selling, general and administrative expenses for the third quarter of 2017 included $4.3 million of asset writedowns to held for sale value on certain assets at our former Oklahoma City facility.
Gain on divested assets—On August 21, 2018, we sold our Ladysmith facility for net cash proceeds of approximately $71 million. In total, $22.9 million of gain was recorded on the sale, which included $34.0 million of net assets sold, $14.0 million of goodwill write-off and other expenses related to the sale.
Interest expense—Interest expense for the nine months ended September 30, 2018 remained flat compared to the same period in 2017, as higher interest expense associated with a larger average balance on our revolving credit facilities was offset by higher capitalized interest in the 2018 period.
Income tax provision—We recorded an income tax provision of $5.8 million in the nine months ended September 30, 2018, compared to $5.9 million in the same period of 2017. The rate determined under GAAP for the nine months ended September 30, 2018 was approximately 12%, compared to 26% for the same period of 2017. The net change to our effective tax rate in the nine months ended September 30, 2018 was primarily the result of the Federal rate reduction enacted by the Tax Cuts and Jobs Act, offset by an increase in the rate due to basis differences associated with the goodwill written-off as part of the sale of our Ladysmith facility. The rate in each period also includes the benefit from Federal credits.
During the nine months ended September 30, 2018 and 2017, there were a number of items that were included in the calculation of our income tax provision that we do not believe were indicative of our core operating performance. Excluding these items, the tax rate for the nine months ended September 30, 2018 would have been a benefit of approximately 7% compared to expense of approximately 29% for the nine months ended September 30, 2017. See the section entitled “Non-GAAP Measures” on page 35 of this report for a reconciliation of these adjusted income tax provision amounts to the comparable GAAP income tax provision amounts.

Discussion of Business Segments
Consumer Products

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2018	2017
Net sales	$672,069	$707,251
Operating income	19,700	21,427
Percent of net sales	2.9%	3.0%

Shipments (short tons)
Retail	224,376	233,944
Non-retail	47,077	43,372
Total tissue tons	271,453	277,316
Converted products cases (in thousands)	37,078	38,559

Sales price (per short ton)
Retail	$2,681	$2,750
Non-retail	1,452	1,452
Total tissue	$2,468	$2,547
Net sales for our Consumer Products segment decreased $35.2 million for the nine months ended September 30, 2018, compared to the same period of 2017, due to lower average net selling prices for retail tissue, decreased sales volumes in retail cases, and the sale of our Ladysmith facility during the third quarter of 2018. These unfavorable impacts were partially offset by a favorable sales mix driven by increased TAD paper towel sales.
The segment had operating income of $19.7 million for the nine months ended September 30, 2018, which included the gain of $22.9 million on the sale of our Ladysmith facility. Excluding this gain, the segment had an operating loss of $3.2 million compared to operating income of $21.4 million for the same period of 2017. This loss was primarily due to decreased sales volumes, higher pulp prices, higher wage and benefits expenses associated primarily with an increase of employees at our Shelby facility related to the Shelby expansion project and the effect of annual wage increases, and higher transportation costs. Operating income for the nine months ended September 30, 2017 also included $4.3 million of asset writedowns to held for sale value on certain assets at our former Oklahoma City facility.
Pulp and Paperboard

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2018	2017
Net sales	$623,442	$586,441
Operating income	98,626	63,006
Percent of net sales	15.8%	10.7%

Paperboard shipments (short tons)	641,026	618,103
Paperboard sales price (per short ton)	$973	$949
Net sales for the Pulp and Paperboard segment increased by $37.0 million during the nine months ended September 30, 2018, compared to the same period of 2017. The increase was primarily due to increased sales volume in addition to price increases.
Operating income for the segment increased $35.6 million during the nine months ended September 30, 2018, compared to the same period of 2017, primarily due to increased sales, reduced maintenance costs due to no planned major maintenance in the first nine months of 2018, compared to approximately $30 million for the nine months ended September 30, 2017, and lower energy costs. These favorable impacts were partially offset by increased chips, sawdust and log costs, higher chemical and transportation costs, and higher depreciation expense.

NON-GAAP MEASURES
We use earnings before interest, taxes, depreciation and amortization, or EBITDA, EBITDA adjusted for certain items, or Adjusted EBITDA, and Adjusted income tax provision as supplemental performance measures that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net earnings, operating income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. In addition, our calculation of EBITDA and Adjusted EBITDA may or may not be comparable to similarly titled measures used by other companies.
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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Net earnings	$34,444	$863	$44,005	$16,415
Interest expense, net	7,547	7,683	23,290	23,399
Income tax provision (benefit)	3,675	(3,095)	5,825	5,860
Depreciation and amortization expense[1]	25,342	25,856	75,686	79,468
EBITDA	$71,008	$31,307	$148,806	$125,142
Gain on divested assets, net	(22,944)	—	(22,944)	—
Directors' equity-based compensation expense (benefit)	769	463	(1,930)	(2,470)
Reorganization related expenses associated with SG&A cost control measures	210	480	6,390	480
Consumer products reorganization related expenses	158	—	950	—
Other	(338)	—	—	—
Costs associated with Oklahoma City facility closure[2]	—	5,057	—	7,406
Costs associated with Long Island facility closure	—	314	—	1,145
Manchester Industries acquisition related expenses	—	—	—	220
Write-off of assets as a result of Warehouse Automation project	—	—	—	41
Adjusted EBITDA	$48,863	$37,621	$131,272	$131,964

[1]
Depreciation and amortization expense for the three months ended September 30, 2017 includes accelerated depreciation of $0.3 million associated with the closure of our Long Island facility and $0.1 million as a result of our warehouse automation project. In addition, depreciation and amortization for the nine months ended September 30, 2017 includes $3.7 million of accelerated depreciation associated with the closure of our Oklahoma City facility, $0.6 million associated with the Long Island facility closure and $0.4 million as a result of the warehouse automation project.

[2]
Costs associated with the Oklahoma City facility closure for both the three and nine months ended September 30, 2017 include $4.3 million of loss on the writedown of assets to their held for sale value.

The following table provides our Adjusted income tax provisions for the three and nine months ended September 30, 2018 and 2017, as well as a reconciliation to the GAAP income tax benefit (provision).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
GAAP Income tax (provision) benefit	$(3,675)	$3,095	$(5,825)	$(5,860)
Special items, tax impact:
Gain on divested assets	10,264	—	10,264	—
Reorganization related expenses associated with SG&A cost control measures	(67)	(163)	(1,623)	(163)
Directors' equity-based compensation (expense) benefit	(245)	(157)	450	831
Consumer products reorganization related expenses	(50)	—	(256)	—
Other	88	—	—	—
Impact of state tax reform	—	—	(676)	—
Costs associated with Oklahoma City facility closure	—	(1,719)	—	(3,762)
Manchester Industries acquisition related expenses	—	—	—	(74)
Costs associated with Long Island facility closure	—	(208)	—	(586)
Write off of assets as a result of Warehouse Automation project	—	—	—	(14)
Accelerated depreciation of assets as a result of Warehouse Automation project	—	(41)	—	(121)
Adjusted income tax benefit (provision)	$6,315	$807	$2,334	$(9,749)

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

(In thousands)	2018	2017
Net cash flows from operating activities	$121,099	$152,176
Net cash flows from investing activities	(102,297)	(135,897)
Net cash flows from financing activities	44,147	(30,802)
Cash Flows Summary
Net cash flows provided by operating activities for the nine months ended September 30, 2018 decreased by $31.1 million compared to the same period in 2017. The decrease in operating cash flows was driven by a decrease of $36.4 million from changes in working capital primarily as the result of a decrease in the amount of cash provided by accounts payable and accrued liabilities and accounts receivables in the nine months ended September 30, 2018, compared to the same period of 2017, as well as a decrease in net earnings of $12.6 million, after adjusting for non-cash related items. These unfavorable changes were partially offset by a net $13.5 million decrease in taxes receivable in the nine months ended September 30, 2018, as the result of cash received from income tax refunds, compared to a net $4.9 million increase in taxes receivable in the nine months ended September 30, 2017.
Net cash flows used for investing activities for the nine months ended September 30, 2018 were $33.6 million lower than the prior year period primarily due to approximately $71 million of net cash proceeds from divested assets, which resulted from the sale of our Ladysmith facility. These proceeds were partially offset by an increase in cash paid for plant and equipment in the nine months ended September 30, 2018, compared to the same period in 2017. In addition to cash paid for plant and equipment, we also incurred $78.5 million of non-cash additions related to accrued property plant and equipment in the 2018 period, which is largely associated with our Shelby expansion project.
Net cash flows provided by financing activities were $44.1 million for the nine months ended September 30, 2018, and were largely driven by net borrowings of $45.0 million on our revolving credit facilities. Borrowings and repayments on our credit facilities are presented gross on our Consolidated Statements of Cash Flows. Net cash flows used for financing activities were $30.8 million for the same period of 2017, due largely to net repayments of $25.0 million on our revolving credit facilities, as well as $4.9 million in repurchases of our outstanding common stock pursuant to our stock repurchase program.

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
Capital Expenditures
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities, and comply with environmental laws. During the nine months ended September 30, 2018, excluding capitalized interest of $6.0 million, we spent $246.5 million on capital expenditures, which included $228.0 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. During the nine months ended September 30, 2017, we spent $135.4 million on capital expenditures, excluding capitalized interest of $3.4 million, which included $104.3 million of capital spending on strategic projects and other projects expected to reduce future manufacturing costs and provide a positive return on investment.
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
Credit Arrangements
Our revolving credit facilities contain various loan covenants that restrict our ability and that of our subsidiaries to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of their business. In addition, through September 30, 2018, the revolving credit facilities contained financial covenants that required us to maintain a consolidated total leverage ratio in an amount not to exceed 4.50 to 1.00 in 2018, 4.25 to 1.00 in 2019, and 4.00 to 1.00 thereafter (subject to certain exceptions with respect to acquisitions in excess of an agreed threshold amount) and a consolidated interest coverage ratio in an amount not less than 1.75 to 1.00 through 2020 and 2.25 to 1.00 thereafter.
As of September 30, 2018, our consolidated total leverage ratio for the most recent four quarters was 3.97 to 1.0 and our consolidated interest coverage ratio was 2.56 to 1.0. Based on our current financial projections and also taking into account certain actions that are available to us to enhance our compliance with these covenants, we expect to remain in compliance with them. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with these covenants. If we are unable to do so, it would be necessary to seek amendments to the affected covenants from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions.
On November 8, 2018, we entered into separate amendments (the “Amendments”) to our credit agreements, each dated as of October 31, 2016, one of which is with Wells Fargo Bank, National Association, as agent and the lenders party thereto (as amended, the "Commercial Credit Agreement"), and the other of which is with Northwest Farm Credit Services, PCA, as agent and the lenders party thereto (as amended, the "Farm Credit Agreement", and collectively with the Commercial Credit Agreement, the “Credit Agreements”).  Pursuant to the Amendments, the interest rate margin, which may vary from quarter to quarter based upon grid pricing under the Credit Agreements determined in accordance with our consolidated leverage ratio, was increased (i) in the case of the Commercial Credit Agreement, by 0.50% per annum in the highest tier, (ii) in the case of the Farm Credit Agreement, by 0.50% in the second highest tier and by 0.75% per annum in the highest tier, and (iii) in the case of the commitment fee for unused availability under each of the Credit Agreements’ revolving credit facilities, by 0.05% per annum in the highest tier.  In addition, the financial covenants in the Credit Agreements were modified to provide that going forward we will be required to maintain a:

•
maximum consolidated secured leverage ratio of 2.00 to 1.00 through December 31, 2019 and of 1.50 to 1.00 from March 31, 2020 and thereafter, in lieu of being required to maintain a maximum consolidated leverage ratio which was in effect prior to the amendments;

•	minimum consolidated interest coverage ratio of 1.25 to 1.00; and

•	minimum consolidated asset coverage ratio of 1.00 to 1.00 which was not in effect prior to the Amendments.
See Note 8, "Debt" to the condensed notes to the consolidated financial statements included in this Report for additional discussion of our revolving credit facilities.
CONTRACTUAL OBLIGATIONS
As of September 30, 2018, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
As of September 30, 2018, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
See Note 2 "Recently Adopted and New Accounting Standards" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facilities. As of September 30, 2018, there were $200.0 million in borrowings outstanding under our revolving credit facilities. The interest rates applied to borrowings under the credit facilities are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facilities' borrowings of $200.0 million, would have an approximate $2.0 million annual effect on interest expense. During the nine months ended September 30, 2018, we reduced our short-term interest rate risk through the use of a short-term LIBOR Rate option for $100.0 million and negotiated a fixed, long-term rate on the remaining $100 million, of our total outstanding credit facilities' borrowings balance of $200.0 million, reducing the Company's exposure to variable rate debt. We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of September 30, 2018, these contracts covered approximately 29% of our expected average monthly natural gas requirements for the remainder of 2018, and a lesser amount for 2019.
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
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2018. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.
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

ITEM 5.
Other Information

On November 8, 2018, we entered into separate amendments (the “Amendments”) to our credit agreements, each dated as of October 31, 2016, one of which is with Wells Fargo Bank, National Association, as agent and the lenders party thereto (as amended, the "Commercial Credit Agreement"), and the other of which is with Northwest Farm Credit Services, PCA, as agent and the lenders party thereto (as amended, the "Farm Credit Agreement", and collectively with the Commercial Credit Agreement, the “Credit Agreements”).  Pursuant to the Amendments, the interest rate margin, which may vary from quarter to quarter based upon grid pricing under the Credit Agreements determined in accordance with our consolidated leverage ratio, was increased (i) in the case of the Commercial Credit Agreement, by 0.50% per annum in the highest tier, (ii) in the case of the Farm Credit Agreement, by 0.50% in the second highest tier and by 0.75% per annum in the highest tier, and (iii) in the case of the commitment fee for unused availability under each of the Credit Agreements’ revolving credit facilities, by 0.05% per annum in the highest tier.  In addition, the financial covenants in the Credit Agreements were modified to provide that going forward we will be required to maintain a:

•
maximum consolidated secured leverage ratio of 2.00 to 1.00 through December 31, 2019 and of 1.50 to 1.00 from March 31, 2020 and thereafter, in lieu of being required to maintain a maximum consolidated leverage ratio which was in effect prior to the amendments;

•	minimum consolidated interest coverage ratio of 1.25 to 1.00; and

•	minimum consolidated asset coverage ratio of 1.00 to 1.00 which was not in effect prior to the Amendments.

ITEM 6.
Exhibits

EXHIBIT NUMBER	DESCRIPTION
(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

10(i)
Amendment No. 3 to the Credit Agreement and Amendment to the Collateral Agreement dated as of August 21, 2018 by and among Clearwater Paper Corporation, the lenders signatory thereto and Wells Fargo Bank, National Association.

10(ii)
Amendment No. 3 to the Credit Agreement and Amendment to the Collateral Agreement dated as of August 21, 2018 by and among Clearwater Paper Corporation, the lenders signatory thereto and Northwest Farm Credit Services, PCA.

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

CLEARWATER PAPER CORPORATION
(Registrant)

November 9, 2018	By	/s/ JOHN D. HERTZ
John D. Hertz
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

November 9, 2018	By	/s/ ROBERT N. DAMMARELL
Robert N. Dammarell
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)