Form 10-Q
period 2019-03-31
Clearwater Paper Corp
filed 2019-05-08
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CLW	New York Stock Exchange
The number of shares of common stock of the registrant outstanding as of May 6, 2019 was 16,515,156.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$428,779	$436,952
Costs and expenses:
Cost of sales	(384,246)	(392,433)
Selling, general and administrative expenses	(30,171)	(32,980)
Total operating costs and expenses	(414,417)	(425,413)
Income from operations	14,362	11,539
Interest expense, net	(8,486)	(8,020)
Non-operating pension and other postretirement benefit costs	(1,314)	(1,279)
Earnings before income taxes	4,562	2,240
Income tax (provision) benefit	(725)	360
Net earnings	$3,837	$2,600
Net earnings per common share:
Basic	$0.23	$0.16
Diluted	0.23	0.16
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net earnings	$3,837	$2,600
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $442 and $617	1,239	1,728
Amortization of prior service credit included in net periodic cost, net of tax of $- and $(110)	—	(309)
Other comprehensive income, net of tax	1,239	1,419
Comprehensive income	$5,076	$4,019
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,160	$22,484
Restricted cash	1,440	—
Receivables, net	168,093	145,519
Taxes receivable	6,981	6,301
Inventories	285,909	266,244
Other current assets	12,237	3,399
Total current assets	486,820	443,947
Property, plant and equipment, net	1,292,002	1,269,271
Operating lease right-of-use assets	77,479	—
Goodwill	35,074	35,074
Intangible assets, net	22,295	24,080
Other assets, net	14,608	15,746
TOTAL ASSETS	$1,928,278	$1,788,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$212,216	$120,833
Accounts payable and accrued liabilities	295,574	321,032
Current liability for pensions and other postretirement employee benefits	7,430	7,430
Total current liabilities	515,220	449,295
Long-term debt	671,484	671,292
Operating lease liabilities	72,647	—
Liability for pensions and other postretirement employee benefits	76,507	78,191
Other long-term obligations	33,859	38,977
Accrued taxes	3,111	2,785
Deferred tax liabilities	123,206	121,182
TOTAL LIABILITIES	1,496,034	1,361,722
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares -16,515,156 and 16,482,345 shares issued	2	2
Additional paid-in capital	7,175	6,403
Retained earnings	491,176	487,339
Accumulated other comprehensive loss, net of tax	(66,109)	(67,348)
TOTAL STOCKHOLDERS' EQUITY	432,244	426,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,928,278	$1,788,118
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,837	$2,600
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	25,836	25,167
Equity-based compensation expense	828	781
Deferred taxes	914	(240)
Other non-cash activity, net	(564)	648
Changes in working capital, net	(62,131)	1,244
Changes in taxes receivable, net	(680)	1,463
Other, net	2,561	(803)
Net cash flows from operating activities	(29,399)	30,860
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(71,588)	(48,430)
Other, net	—	768
Net cash flows from investing activities	(71,588)	(47,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on short-term debt	290,362	87,325
Repayments of borrowings on short-term debt	(198,979)	(73,825)
Other, net	(716)	(365)
Net cash flows from financing activities	90,667	13,135
Decrease in cash, cash equivalents, and restricted cash	(10,320)	(3,667)
Cash, cash equivalents, and restricted cash at beginning of period	24,947	16,738
Cash, cash equivalents, and restricted cash at end of period	$14,627	$13,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$15,147	$13,927
Cash paid for income taxes	19	142
Cash received from income tax refunds	190	1,873
(Decrease) increase in accrued property, plant and equipment	(28,443)	1,317
Other non-cash additions to property, plant and equipment	493	—
The accompanying condensed notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
Unaudited (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	16,448	$2	$1,161	$618,254	$(43,983)	$575,434
Net earnings	—	—	—	2,600	—	2,600
Performance share, restricted stock unit, and stock option awards	13	—	1,267	—	—	1,267
Reclassification of the income tax effects of the Tax Cuts and Jobs Act	—	—	—	12,852	(12,852)	—
Pension and other postretirement employee benefit plans, net of tax of $507	—	—	—	—	1,419	1,419
Balance at March 31, 2018	16,461	$2	$2,428	$633,706	$(55,416)	$580,720

Balance at December 31, 2018	16,482	$2	$6,403	$487,339	$(67,348)	$426,396
Net earnings	—	—	—	3,837	—	3,837
Performance share, restricted stock unit, and stock option awards	33	—	772	—	—	772
Pension and other postretirement employee benefit plans, net of tax of $442	—	—	—	—	1,239	1,239
Balance at March 31, 2019	16,515	$2	$7,175	$491,176	$(66,109)	$432,244

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
In the second half of 2017, we began a review of our selling, general and administrative cost structure as part of our effort to maintain our longer-term competitiveness. As a result of this review, in the fourth quarter of 2017 we began executing on a plan that reduced selling, general and administrative expenses beginning in 2018. For the three months ended March 31, 2018, we incurred $5.1 million of expenses associated with these efforts, which consisted primarily of severance and professional services expenses. We did not incur expenses associated with these efforts in the first quarter of 2019 as the plan implementation was substantially complete in 2018.
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Stockholders' Equity for the three months ended March 31, 2019 and 2018, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or SEC, on March 18, 2019.

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
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
We consider all highly liquid instruments with maturities of three months or less at date of purchase to be cash equivalents. Cash that is held by a third party and has restrictions on its availability to us is classified as restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets that sum to the total of those same amounts shown in our Consolidated Statements of Cash Flows.

(In thousands)	March 31, 2019	March 31, 2018
Cash and cash equivalents	$12,160	$12,064
Restricted cash	1,440	—
Restricted cash included in other assets, net	1,027	1,007
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$14,627	$13,071

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,715.2 million and $1,691.7 million at March 31, 2019 and December 31, 2018, respectively.
For the three months ended March 31, 2019, we capitalized $3.2 million of interest expense associated with the construction of a paper machine at our Shelby, North Carolina consumer products facility and $0.2 million of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard facility. For the three months ended March 31, 2018, we capitalized $1.0 million of interest expense associated with the Shelby paper machine and $0.3 million of interest expense associated with the continuous pulp digester project.
We review the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets.
LEASES
All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use, or ROU, assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and we recognize lease expense for these leases as incurred over the lease term.
ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We primarily use our incremental borrowing rate, which is updated quarterly, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Refer to Note 4, "Leases," for additional information.
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
Payment terms and conditions vary by contract. Terms generally include a requirement of payment within 30 days, and do not include a significant financing component.
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of March 31, 2019 and December 31, 2018, we had allowances for doubtful accounts of $1.7 million and $1.5 million, respectively.

Refer to Note 14, "Segment Information," for further information, including the disaggregation of revenue by segment, primary geographical market, and major product type.
ACCOUNT PURCHASE AGREEMENT
In June 2018, we entered into an agreement (the “Account Purchase Agreement”) to offer to sell, on a revolving and discounted basis, certain trade accounts receivable balances to an unrelated third-party financial institution. If the financial institution purchases receivables thereunder, in its sole discretion, such transfers are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Account Purchase Agreement provides for the continuing sale of certain receivables on a revolving basis until June 2020 and automatically renews for successive one year terms, unless either party elects to terminate the Account Purchase Agreement in accordance with its terms. The maximum amount of receivables that may be sold at any time, prior to the settlement thereof, is $30.0 million.
For the three months ended March 31, 2019, $29.6 million of receivables were sold under the Account Purchase Agreement. As of March 31, 2019, $16.6 million of accounts receivable sold under the Asset Purchase Agreement were outstanding. The proceeds from these sales of receivables are included within the "Changes in working capital, net" line item in the operating activities section of the Consolidated Statements of Cash Flows. For the three months ended March 31, 2019, we recorded factoring expense on sales of receivables of less than $0.1 million, which is included in the "Selling, general and administrative expenses" line in the Consolidated Statement of Operations.
We have no retained interest in the receivables sold under the Account Purchase Agreement, however, we do have servicing responsibilities for the sold receivables. The fair value of the servicing arrangement was not material to the financial statements. As of March 31, 2019 and December 31, 2018, we had collected $12.7 million and $4.9 million of cash, respectively, from customers that had not yet been remitted to the third-party financial institution.
SUPPLY-CHAIN FINANCING
We have entered into supply-chain financing programs with financial intermediaries, which provide certain of our vendors the option to be paid by the financial intermediaries on our trade payables earlier than the due date on the applicable invoice. When a vendor receives an early payment on a trade payable it invoiced us for from a financial intermediary, we pay that financial intermediary the face amount of the invoice on the regularly scheduled due date. If we reimburse these vendors for certain fees they may incur in connection with receiving an early payment on an invoice, the amount of such invoice that would have otherwise been included in our trade payables is included in our short term debt. As of March 31, 2019 and December 31, 2018, $10.2 million and $20.8 million, respectively, was included in “Short-term debt” on our Consolidated Balance Sheets related to invoices for which we had reimbursed our vendors’ fees.
DERIVATIVES
We had no activity during the three months ended March 31, 2019 and 2018 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of March 31, 2019, these contracts covered approximately 25% of our expected average monthly natural gas requirements for the remainder of 2019. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

NOTE 2 Recently Adopted and New Accounting Standards
Recently Adopted
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842. The new guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of Topic 842 had a material impact on our Consolidated Balance Sheet due to the recognition of right-of-use assets of $82.5 million and lease liabilities of $87.7 million, respectively, as of January 1, 2019. The difference between these lease assets and lease liabilities represents existing deferred rent balances that were reclassified on the balance sheet. The adoption of Topic 842 did not have a material impact on our Consolidated Statement of Operations or our Consolidated Statement of Cash Flows. We will continue to report periods prior to January 1, 2019 under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases." Refer to Note 4, "Leases," for further discussion.
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
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	March 31, 2019	December 31, 2018
Pulp, paperboard and tissue products	$176,788	$159,499
Materials and supplies	90,470	86,892
Logs, pulpwood, chips and sawdust	18,651	19,853
	$285,909	$266,244
NOTE 4 Leases

Our adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires us to recognize substantially all leases on the balance sheet as an ROU asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below. We adopted this standard on the effective date of January 1, 2019 and used this effective date as the date of initial application. Under this application method, we were not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. We elected the ‘package of practical expedients,’ which permitted us to not reassess our prior conclusions related to lease identification, lease classification, and initial direct costs, and we did not elect the use of hindsight.

We have operating leases for manufacturing, office, warehouse and distribution space, paperboard sheeting and chipping facilities, equipment, and vehicles. We also have finance leases related to our North Carolina converting and manufacturing facilities, as well as for certain office and other equipment. We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. Our leases have remaining lease terms from 1 year to 12 years, and some of our leases include one or more options to renew.

Lease ROU assets and liabilities are recognized at commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, we use the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

Short-term leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of March 31, 2019, we did not have any short-term leases. Certain of our leases contain lease and non-lease components that are treated as a single lease component. Our variable lease costs include these non-lease components, which primarily consist of expenses for common area maintenance, taxes, and insurance. For the three months ended March 31, 2019, sublease income was immaterial to the financial statements.

The tables below present financial information associated with our leases. This information is only presented as of, and for the three months ended, March 31, 2019. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

LEASE EXPENSE

Three Months Ended
(In thousands)	March 31, 2019
Operating lease costs	$3,480

Finance lease costs:
Amortization of right-of-use assets	415
Interest on lease liabilities	472
Total finance lease costs	887

Variable lease costs	219

Total lease costs	$4,586

SUPPLEMENTAL CASH FLOW INFORMATION

Three Months Ended
(In thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,097
Operating cash flows from finance leases	472
Financing cash flows from finance leases	289

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$75
Finance leases	493

SUPPLEMENTAL BALANCE SHEET INFORMATION

(In thousands)	Classification	March 31, 2019
Lease ROU Assets
Operating lease assets	Operating lease right-of-use assets	$77,479
Finance lease assets	Property, plant and equipment, net	16,695
Total lease ROU assets		$94,174

Lease Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$12,097
Current finance lease liabilities	Accounts payable and accrued liabilities	1,365
Total current lease liabilities		13,462

Non-current operating lease liabilities	Operating lease liabilities	72,647
Non-current finance lease liabilities	Other long-term obligations	21,692
Total non-current lease liabilities		94,339

Total lease liabilities		$107,801

LEASE TERM AND DISCOUNT RATE

March 31, 2019
Weighted average remaining lease term (years)
Operating leases	7.4
Finance leases	11.3

Weighted average discount rate
Operating leases	4.9%
Finance leases	8.3%

MATURITY OF LEASE LIABILITIES

As of March 31, 2019, our maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
2019 (excluding the three months ended March 31, 2019)	$11,883	$2,437
2020	15,929	3,175
2021	15,215	3,220
2022	14,348	3,128
2023	9,590	2,897
Thereafter	34,633	21,468
Total lease payments	101,598	$36,325
Less interest portion	(16,854)	(13,268)
Total	84,744	$23,057

As of December 31, 2018, as previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, we had future minimum lease payments as follows:

(In thousands)	Operating	Capital
2019	$12,038	$3,093
2020	11,421	3,062
2021	10,424	3,112
2022	9,489	3,019
2023	7,163	2,789
Thereafter	24,276	21,710
Total future minimum lease payments	$74,811	$36,785
Less interest portion		(13,887)
Present value of future minimum lease payments		$22,898

NOTE 5 Intangible Assets
Intangible assets at the balance sheet dates comprise the following:

	March 31, 2019
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.4	$56,453	$(36,978)	$19,475
Trade names and trademarks	7.4	6,786	(4,286)	2,500
Other intangibles	6.0	572	(252)	320
		$63,811	$(41,516)	$22,295

	December 31, 2018
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.4	$56,453	$(35,469)	$20,984
Trade names and trademarks	7.4	6,786	(4,029)	2,757
Other intangibles	6.0	572	(233)	339
		$63,811	$(39,731)	$24,080

For the three months ended March 31, 2019 and 2018, intangible assets amortization expense was $1.8 million and $2.0 million, respectively.

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

Our estimated annual effective tax rate applied to the first quarter of 2019 is approximately 6%, compared with approximately 25% for the comparable interim period in 2018. The decrease in the rate is due to an increase in the benefit from tax credits in the current year.

NOTE 7 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	March 31, 2019	December 31, 2018
Trade accounts payable	$198,289	$228,059
Accrued wages, salaries and employee benefits	29,549	41,426
Lease liabilities	13,462	—
Accrued account purchase agreement liabilities	12,664	4,885
Accrued utilities	8,561	6,934
Accrued taxes other than income taxes payable	7,789	6,243
Accrued discounts and allowances	7,230	8,143
Accrued interest	7,175	14,672
Other	10,855	10,670
	$295,574	$321,032
NOTE 8 Debt
REVOLVING CREDIT FACILITIES
As of March 31, 2019, there was an aggregate of $302.0 million in borrowings outstanding under the credit facilities and $7.5 million of the credit facilities was being used to support outstanding standby letters of credit. As of December 31, 2018, there was an aggregate of $200.0 million in borrowings outstanding under the credit facilities. Our borrowings outstanding under the revolving credit facilities as of March 31, 2019 consisted of $202.0 million of short-term base and LIBOR rate loans classified as current liabilities that are included in "Short-term debt" in our Consolidated Balance Sheet and $100.0 million of fixed rate, three-year borrowings classified as a non-current liability that are included in "Long-term debt" in our Consolidated Balance Sheet. As of March 31, 2019, we would have been permitted to draw an additional $90.5 million under the credit facilities.

NOTE 9 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	March 31, 2019	December 31, 2018
Finance lease obligations, net of current portion	$21,692	$21,589
Deferred proceeds	4,350	4,511
Deferred compensation	3,912	2,585
Other	3,905	10,292
	$33,859	$38,977

NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

	Three Months Ended March 31,
(In thousands)	2019	2018	2019	2018
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$550	$434	$25	$48
Interest cost	3,121	3,000	647	607
Expected return on plan assets	(4,135)	(4,254)	—	—
Amortization of prior service cost (credit)	—	—	—	(419)
Amortization of actuarial loss (gain)	1,909	2,570	(228)	(225)
Net periodic cost	$1,445	$1,750	$444	$11

During the three months ended March 31, 2019 and 2018, we made no contributions to our qualified pension plans. We do not expect, nor are we required, to make contributions in 2019.
During the three months ended March 31, 2019, we made contributions of $0.1 million to our company-sponsored non-qualified pension plan. We estimate contributions will total $0.4 million in 2019. We do not anticipate funding our OPEB plans in 2019 except to pay benefit costs as incurred during the year by plan participants.
During the three months ended March 31, 2019 and 2018, pension and OPEB changes in accumulated other comprehensive loss, net of tax, in our Consolidated Balance Sheets totaled $1.2 million and $1.4 million, respectively. Refer to the Consolidated Statements of Stockholders' Equity for additional information.
NOTE 11 Earnings per Share
Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method.
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended March 31,
	2019	2018
Basic weighted-average common shares outstanding[1]	16,516,335	16,476,011
Incremental shares due to:
Restricted stock units	33,651	27,261
Performance shares	13,300	65,469
Stock options	—	8,670
Diluted weighted-average common shares outstanding	16,563,286	16,577,411

Basic net earnings per common share	$0.23	$0.16
Diluted net earnings per common share	0.23	0.16

Anti-dilutive shares excluded from calculation	882,475	558,319

[1]	Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance.

NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Restricted stock units	$502	$422
Performance shares	334	533
Stock options	342	535
Total employee equity-based compensation expense	$1,178	$1,490
As provided in the Clearwater Paper Corporation 2017 Stock Incentive Plan, the performance measure used to determine the number of performance shares ultimately issuable for performance shares granted in 2019 is a free cash flow performance measure for 70% of the performance share awards. For the remaining 30% of the grants, a return on invested capital measure is used. The combined performance of these measures is then subject to an adjustment (increase or decrease) of up to 25% based on our total shareholder return, or TSR, compared to the TSR performance of a selected index.
The number of performance shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%.
During the first three months of 2019, 47,264 RSUs were settled and distributed. After adjusting for minimum tax withholdings, a net 32,811 shares were issued. In connection with the issued RSUs, the minimum tax withholding payments made during the three months ended March 31, 2019 totaled $0.4 million.
During the three months ended March 31, 2019, we had 18,180 stock option awards expire with a weighted-average exercise price of $53.71. At March 31, 2019, we had 572,481 stock option awards that were exercisable with a weighted-average exercise price of $51.17.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2017 Stock Incentive Plan during the three months ended March 31, 2019 and the grant-date fair value of the awards:

	Three Months Ended
	March 31, 2019
	Number of Shares Subject to Award	Average Fair Value of Award Per Share
Restricted stock units	127,135	$27.13
Performance shares	140,536	27.11
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation benefit of $0.4 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on the accompanying Consolidated Balance Sheet were $1.8 million. At December 31, 2018, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $0.8 million and $1.3 million, respectively.

NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	March 31,		December 31,
	2019		2018
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, cash equivalents, and restricted cash (Level 1)	$14,627	$14,627	$24,947	$24,947
Borrowings under revolving credit facilities (Level 2)	202,000	201,943	100,000	99,909
Other short-term debt (Level 1)	10,216	10,216	20,833	20,833
Long-term debt (Level 2)	675,000	644,798	675,000	612,546
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
Cash, cash equivalents, and restricted cash, borrowings under the revolving credit facilities, other short-term debt and long-term debt are the only items measured at fair value on a recurring basis.
We do not have any financial assets measured at fair value on a nonrecurring basis.
NOTE 14 Segment Information
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

The table below presents information about our reportable segments:

	Three Months Ended March 31,
(In thousands)	2019	2018
Segment net sales:
Consumer Products	$223,336	$238,842
Pulp and Paperboard	205,443	198,110
Total segment net sales	$428,779	$436,952

Earnings (loss) before income taxes:
Consumer Products[1]	$1,271	$1,629
Pulp and Paperboard[1]	29,388	26,154
	30,659	27,783
Corporate[1]	(16,297)	(16,244)
Income from operations	14,362	11,539
Interest expense, net	(8,486)	(8,020)
Non-operating pension and other postretirement benefit (costs) income	(1,314)	(1,279)
Earnings before income taxes	$4,562	$2,240

Depreciation and amortization:
Consumer Products	$14,771	$14,297
Pulp and Paperboard	9,485	9,429
Corporate	1,580	1,441
Total depreciation and amortization	$25,836	$25,167

[1]
Income from operations for the Consumer Products, Pulp and Paperboard and Corporate segments for the three months ended March 31, 2018 include $1.4 million, $0.3 million and $3.4 million, respectively, of expenses associated with our selling, general and administrative cost control measures.

For the three months ended March 31, 2019, no customer accounted for more than 10% of our total company net sales. For the three months ended March 31, 2018, one customer, the Kroger Company, accounted for approximately 16.3% of our total company net sales.

Net sales, classified by the major geographic areas in which our customers are located and by major products, were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Primary geographical markets:
United States	$414,769	$420,820
Other countries	14,010	16,132
Total net sales	$428,779	$436,952

Major products:
Retail tissue	$204,585	$219,842
Paperboard	203,025	198,110
Non-retail tissue	18,469	16,959
Other	2,700	2,041
Total net sales	$428,779	$436,952

NOTE 15 Supplemental Guarantor Financial Information
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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2019

		Guarantor
(In thousands)	Issuer	Subsidiaries	Eliminations	Total
Net sales	$412,395	$67,540	$(51,156)	$428,779
Costs and expenses:
Cost of sales	(367,800)	(59,518)	43,072	(384,246)
Selling, general and administrative expenses	(26,245)	(3,926)	—	(30,171)
Total operating costs and expenses	(394,045)	(63,444)	43,072	(414,417)
Income from operations	18,350	4,096	(8,084)	14,362
Interest expense, net	(8,385)	(101)	—	(8,486)
Non-operating pension and other postretirement benefit costs	(1,314)	—	—	(1,314)
Earnings before income taxes	8,651	3,995	(8,084)	4,562
Income tax provision	(1,806)	(852)	1,933	(725)
Equity in income of subsidiary	3,143	—	(3,143)	—
Net earnings	$9,988	$3,143	$(9,294)	$3,837
Other comprehensive income, net of tax	1,239	—	—	1,239
Comprehensive income	$11,227	$3,143	$(9,294)	$5,076

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$455,177	$46,213	$(64,438)	$436,952
Costs and expenses:
Cost of sales	(412,957)	(40,360)	60,884	(392,433)
Selling, general and administrative expenses	(27,632)	(5,348)	—	(32,980)
Total operating costs and expenses	(440,589)	(45,708)	60,884	(425,413)
Income from operations	14,588	505	(3,554)	11,539
Interest expense, net	(7,929)	(91)	—	(8,020)
Non-operating pension and other postretirement benefit costs	(1,279)	—	—	(1,279)
Earnings before income taxes	5,380	414	(3,554)	2,240
Income tax (provision) benefit	(382)	(13)	755	360
Equity in earnings of subsidiary	401	—	(401)	—
Net earnings	$5,399	$401	$(3,200)	$2,600
Other comprehensive income, net of tax	1,419	—	—	1,419
Comprehensive income	$6,818	$401	$(3,200)	$4,019

Clearwater Paper Corporation
Consolidating Balance Sheet
At March 31, 2019

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$12,160	$—	$—	$12,160
Restricted cash	1,440	—	—	1,440
Receivables, net	148,494	19,599	—	168,093
Taxes receivable	6,965	4	12	6,981
Inventories	241,746	47,136	(2,973)	285,909
Other current assets	11,988	249	—	12,237
Total current assets	422,793	66,988	(2,961)	486,820
Property, plant and equipment, net	1,217,402	74,600	—	1,292,002
Operating lease right-of-use assets	72,161	5,318	—	77,479
Goodwill	35,074	—	—	35,074
Intangible assets, net	784	21,511	—	22,295
Intercompany (payable) receivable	(56,409)	53,436	2,973	—
Investment in subsidiary	178,444	—	(178,444)	—
Other assets, net	13,473	3,793	(2,658)	14,608
TOTAL ASSETS	$1,883,722	$225,646	$(181,090)	$1,928,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$212,216	$—	$—	$212,216
Accounts payable and accrued liabilities	271,005	24,557	12	295,574
Current liability for pensions and other postretirement employee benefits	7,430	—	—	7,430
Total current liabilities	490,651	24,557	12	515,220
Long-term debt	671,484	—	—	671,484
Operating lease liabilities	68,742	3,905	—	72,647
Liability for pensions and other postretirement employee benefits	76,507	—	—	76,507
Other long-term obligations	33,859	—	—	33,859
Accrued taxes	2,238	873	—	3,111
Deferred tax liabilities	107,997	17,867	(2,658)	123,206
TOTAL LIABILITIES	1,451,478	47,202	(2,646)	1,496,034
Stockholders’ equity excluding accumulated other comprehensive loss	498,353	178,444	(178,444)	498,353
Accumulated other comprehensive loss, net of tax	(66,109)	—	—	(66,109)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,883,722	$225,646	$(181,090)	$1,928,278

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$22,484	$—	$—	$22,484
Receivables, net	127,952	17,567	—	145,519
Taxes receivable	16,634	41	(10,374)	6,301
Inventories	222,960	48,361	(5,077)	266,244
Other current assets	3,346	53	—	3,399
Total current assets	393,376	66,022	(15,451)	443,947
Property, plant and equipment, net	1,192,716	76,555	—	1,269,271
Goodwill	35,074	—	—	35,074
Intangible assets, net	1,045	23,035	—	24,080
Intercompany (payable) receivable	(62,846)	57,769	5,077	—
Investment in subsidiary	175,301	—	(175,301)	—
Other assets, net	14,839	2,618	(1,711)	15,746
TOTAL ASSETS	$1,749,505	$225,999	$(187,386)	$1,788,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$120,833	$—	$—	$120,833
Accounts payable and accrued liabilities	299,715	31,691	(10,374)	321,032
Current liability for pensions and other postretirement employee benefits	7,430	—	—	7,430
Total current liabilities	427,978	31,691	(10,374)	449,295
Long-term debt	671,292	—	—	671,292
Liability for pensions and other postretirement employee benefits	78,191	—	—	78,191
Other long-term obligations	38,977	—	—	38,977
Accrued taxes	1,918	867	—	2,785
Deferred tax liabilities	104,753	18,140	(1,711)	121,182
TOTAL LIABILITIES	1,323,109	50,698	(12,085)	1,361,722
Stockholders’ equity excluding accumulated other comprehensive loss	493,744	175,301	(175,301)	493,744
Accumulated other comprehensive loss, net of tax	(67,348)	—	—	(67,348)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,749,505	$225,999	$(187,386)	$1,788,118

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$9,988	$3,143	$(9,294)	$3,837
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	22,763	3,073	—	25,836
Equity-based compensation expense	828	—	—	828
Deferred taxes	2,251	(1,337)	—	914
Other non-cash activity, net	(569)	5		(564)
Changes in working capital, net	(73,447)	930	10,386	(62,131)
Changes in taxes receivable, net	9,669	37	(10,386)	(680)
Other, net	2,666	(105)	—	2,561
Net cash flows from operating activities	(25,851)	5,746	(9,294)	(29,399)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(71,309)	(279)	—	(71,588)
Net cash flows from investing activities	(71,309)	(279)	—	(71,588)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on short-term debt	290,362	—	—	290,362
Repayments of borrowings on short-term debt	(198,979)	—	—	(198,979)
Investment (to) from parent	(3,827)	(5,467)	9,294	—
Other, net	(716)	—	—	(716)
Net cash flows from financing activities	86,840	(5,467)	9,294	90,667
Decrease in cash, cash equivalents, and restricted cash	(10,320)	—	—	(10,320)
Cash, cash equivalents, and restricted cash at beginning of period	24,947	—	—	24,947
Cash, cash equivalents, and restricted cash at end of period	$14,627	$—	$—	$14,627

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,399	$401	$(3,200)	$2,600
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	19,958	5,209	—	25,167
Equity-based compensation expense	781	—	—	781
Deferred taxes	(119)	(121)	—	(240)
Other non-cash activity, net	655	(7)	—	648
Changes in working capital, net	4,661	(3,109)	(308)	1,244
Changes in taxes receivable, net	1,462	1	—	1,463
Other, net	(902)	99	—	(803)
Net cash flows from operating activities	31,895	2,473	(3,508)	30,860
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(47,670)	(760)	—	(48,430)
Other, net	761	7		768
Net cash flows from investing activities	(46,909)	(753)	—	(47,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on short-term debt	87,325	—	—	87,325
Repayments of borrowings on short-term debt	(73,825)	—	—	(73,825)
Investment from (to) parent	(1,788)	(1,720)	3,508	—
Other, net	(365)	—	—	(365)
Net cash flows from financing activities	11,347	(1,720)	3,508	13,135
Decrease in cash, cash equivalents, and restricted cash	(3,667)	—	—	(3,667)
Cash, cash equivalents, and restricted cash at beginning of period	16,738	—	—	16,738
Cash, cash equivalents, and restricted cash at end of period	$13,071	$—	$—	$13,071

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure, discussion and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding production quality and quantity, costs and timing associated with the expansion of our Shelby, North Carolina facility; our strengths and related benefits; our strategy; pulp production and the continuous digester at our Idaho facility; competitive market conditions, raw materials and input usage and costs, including energy costs and usage; selling, general and administrative cost reduction benefits; strategic projects and related costs and benefits; energy conservation; cash flows; capital expenditures; return on investment from capital projects; tax rates; potential impact following the establishment of applicable accounting standards; operating costs; selling, general and administrative expenses; timing of and costs related to major maintenance and repairs; liquidity; benefit plan funding levels; capitalized interest; and interest expenses. Words such as anticipate, expect, intend, plan, target, project, believe, schedule, estimate, may, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2018 Form 10-K, as well as the following:

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

OVERVIEW
Background
We manufacture quality consumer tissue, away-from-home tissue, parent roll tissue, bleached paperboard and pulp at manufacturing facilities across the nation. We are a premier supplier of private label tissue to major retailers and wholesale distributors, including grocery, drug, mass merchant and discount stores. In addition, we produce bleached paperboard used by quality-conscious printers and packaging converters. Our employees build shareholder value by developing strong customer relationships through quality and service.
Recent Events
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
We project that the construction of the new facility will be completed in the second quarter of 2019 and will be fully operational in 2020. During the three months ended March 31, 2019, we incurred costs of $35.2 million on construction related activities and the new tissue machine in Shelby. We also capitalized $3.2 million of interest during the three months ended March 31, 2019 related to the Shelby expansion. In addition, in association with the startup of the new tissue machine, we expect to incur approximately $2.5 million of startup-related costs during the second quarter of 2019.
Components and Trends in our Business
Net sales
Prices for our consumer tissue products are affected by competitive conditions and the prices of branded tissue products. Our Consumer Products segment competes based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management, and pricing and promotion optimization.

In recent years, the industry has seen an increase in ultra and premium tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity as well as added conventional tissue capacity. Demand and pricing for consumer tissue products is currently being affected by this increased capacity, as well as changing dynamics in the at-home tissue segment as a result of changing consumer purchasing habits, consolidations and new entrants in the consumer retail channel, and new and evolving sales and distribution channels. These changing conditions contributed to a very competitive environment for consumer tissue over the past several years, which has continued into 2019. Reflecting these competitive conditions, in the third quarter of 2017, our largest tissue customer made the decision to go from a single source model to a multi-source model for its private label tissue supply beginning in the first quarter of 2018. This significantly affected sales volumes for our conventional tissue in 2018 and into 2019.

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

Operating Costs

Prices for our principal operating cost items are variable and directly affect our results of operations. In a strong economy, we normally would expect our operating costs to increase. Competitive market conditions, however, can limit our ability to pass cost increases through to our customers. The following table shows our principal operating cost items and associated percentage of net sales for the periods presented:

Cost of sales
	Three Months Ended March 31,
(Dollars in thousands)	2019		2018
	Cost	Percentage of Sales	Cost[3]	Percentage of Sales	Cost Variance
Wages and benefits	$65,552	15.3%	$70,452	16.1%	$(4,900)
Purchased pulp	50,680	11.8	48,254	11.0	2,426
Transportation[1]	49,059	11.4	54,806	12.5	(5,747)
Chemicals	39,351	9.2	42,674	9.8	(3,323)
Chips, sawdust and logs	38,087	8.9	38,427	8.8	(340)
Packaging and operating supplies	35,993	8.4	37,970	8.7	(1,977)
Energy	29,566	6.9	21,882	5.0	7,684
Depreciation	22,435	5.2	21,722	5.0	713
Maintenance and repairs[2]	15,392	3.6	18,650	4.3	(3,258)
	346,115	80.7	354,837	81.2	(8,722)
Other operating costs	38,131	8.9	37,596	8.6	535
Total cost of sales	$384,246	89.6%	$392,433	89.8%	$(8,187)

[1]	Includes internal and external transportation costs.

[2]	Excludes related labor costs.

[3]	Certain 2018 operating costs were reclassified to conform to the 2019 presentation.

Wages and benefits. Costs related to our employees primarily consist of wages and related benefit costs and payroll taxes. For the three months ended March 31, 2019, wage and benefit costs decreased compared to the same period in 2018, primarily due to reduced headcount driven by the sale of our Ladysmith, Wisconsin facility in August 2018 and the reduction of hourly workers at our Lewiston facility in 2018.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products and, to a lesser extent our paperboard, from external suppliers. Purchased pulp costs increased in the three months ended March 31, 2019, compared to the same period in 2018, mainly due to higher overall prices.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the U.S. and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Transportation costs decreased in the three month period ended March 31, 2019, compared to the same period in 2018, due largely to improvements in our Consumer Products segment's operating model resulting in lower miles shipped overall, a decrease in tons shipped in our Consumer Products segment and lower paperboard shipments in our Pulp and Paperboard segment, partially offset by higher line-haul rates.
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
Chemical costs decreased in the three months ended March 31, 2019, compared to the same period in 2018, due to decreased paperboard production and, to a lesser extent, favorable pricing on polyethylene and caustic.

Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Chips, sawdust and log costs were flat for the three months ended March 31, 2019, compared to the same period in 2018, as higher pricing was offset by lower paperboard production.
Packaging and operating supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. Packaging costs decreased for the three months ended March 31, 2019, compared to the same period in 2018, due to favorable pricing.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period primarily due to volatility in temperatures and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a co-generation facility that produces steam and electricity at our Lewiston, Idaho manufacturing site helps to lower our energy costs. Energy costs for the three months ended March 31, 2019 increased compared to the same period in 2018, primarily due to a shortage of natural gas supply in the Pacific Northwest due to a pipeline disruption resulting in higher natural gas pricing at our Lewiston, Idaho facility, as well as increased natural gas usage at our Idaho pulp and paperboard facility as a result of a recovery boiler outage and colder weather in the first quarter of 2019.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of March 31, 2019, these contracts covered approximately 25% of our expected average monthly natural gas requirements for the remainder of 2019.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three months ended March 31, 2019 increased compared to the same period in 2018 as a result of higher capital spending, primary related to our Shelby, North Carolina expansion.
Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the three months ended March 31, 2019, maintenance and repair spending was lower than the same period in 2018 due to the absence in the 2019 period of planned maintenance that took place at our Arkansas Pulp and Paperboard facility in the first quarter of 2018. We expect to incur approximately $5 million in unplanned maintenance related primarily to our recovery boiler at our Idaho facility during the second quarter of 2019. We expect our 2019 planned major maintenance costs to be approximately $17 million at our Idaho facility during the third quarter of 2019, and approximately $8 million at our Arkansas facility during the fourth quarter of 2019.
Other operating costs. Other costs primarily consist of miscellaneous operating costs, which were relatively flat for the three months ended March 31, 2019, compared to the same period in 2018, due mainly to reduced outside warehouse costs for both segments being offset by increased equipment rentals and certain other costs at our pulp and paperboard segment.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products.
Interest expense
Interest expense for the three months ended March 31, 2019 and 2018 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. Interest expense also includes interest on the amount drawn under our revolving credit facilities and amortization of deferred issuance costs associated with all of our notes and revolving credit facilities. These interest expense amounts are partially offset by capitalized interest associated with major capital project spending.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended March 31,
(Dollars in thousands)	2019		2018
Net sales	$428,779	100.0%	$436,952	100.0%
Costs and expenses:
Cost of sales	(384,246)	89.6	(392,433)	89.8
Selling, general and administrative expenses	(30,171)	7.0	(32,980)	7.5
Total operating costs and expenses	(414,417)	96.7	(425,413)	97.4
Income from operations	14,362	3.3	11,539	2.6
Interest expense, net	(8,486)	2.0	(8,020)	1.8
Non-operating pension and other postretirement benefit costs	(1,314)	0.3	(1,279)	0.3
Earnings before income taxes	4,562	1.1	2,240	0.5
Income tax (provision) benefit	(725)	0.2	360	0.1
Net earnings	$3,837	0.9%	$2,600	0.6%
Net sales—First quarter 2019 net sales decreased compared to the first quarter of 2018, as higher tissue and paperboard average net selling prices were more than offset by decreased tissue and paperboard sales volumes. The decreased tissue sales volumes were impacted by the sale of our Ladysmith, Wisconsin facility in August 2018. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 89.6% of net sales for the first quarter of 2019 and 89.8% of net sales for the same period in 2018. Our overall cost of sales was $8.2 million lower than the first quarter of 2018, primarily due to lower transportation, wage and benefit, chemical and maintenance costs, partially offset by higher energy and purchased pulp costs.
Selling, general and administrative expenses—Selling, general and administrative expenses for the first quarter of 2019 decreased $2.8 million compared to the first quarter of 2018. The lower expense was due in part to the absence of $5.1 million of reorganization related expenses that were incurred in the first quarter of 2018, partially offset by increased legal and professional services fees in the first quarter of 2019.
Interest expense—Interest expense for the first quarter of 2019 was slightly higher than the first quarter of 2018, as higher interest expense associated with a larger average balance on our revolving credit facilities was largely offset by increased capitalized interest in the first quarter of 2019.
Income tax provision—We recorded an income tax provision of $0.7 million for the three months ended March 31, 2019, compared to a benefit of $0.4 million in the same period of 2018. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended March 31, 2019 was approximately 16% compared to a beneficial rate of approximately 16% for the same period of 2018. The net change to our rate was primarily the result of an increase in the benefit from credits offset by certain discrete items.

Discussion of Business Segments
Consumer Products

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2019	2018
Net sales	$223,336	$238,842
Operating income	1,271	1,629
Percent of net sales	0.6%	0.7%

Shipments (short tons)
Retail	73,356	80,971
Non-retail	10,266	11,236
Total tissue tons	83,622	92,207
Converted products cases (in thousands)	12,320	13,262

Sales price (per short ton)
Retail	$2,789	$2,715
Non-retail	1,799	1,509
Total tissue	$2,667	$2,568
Net sales for the Consumer Products segment during the first quarter of 2019 decreased by $15.5 million compared to the first quarter of 2018 due to a reduction in sales volume in both parent roll and retail sales, primarily due to volume lost from a significant customer in 2018 and the impact from the sale of our Ladysmith facility in August 2018, partially offset by a favorable mix shift to increased ultra towel and bath sales.
The segment had operating income of $1.3 million for the first quarter of 2019, compared to $1.6 million in the first quarter of 2018. The slight decrease was primarily attributable to the decreased sales, which was partially offset by lower transportation and warehousing costs and the absence of reorganization related expenses in the first quarter of 2019 that existed in the first quarter of 2018.
Pulp and Paperboard

	Three Months Ended
	March 31,
(Dollars in thousands - except per ton amounts)	2019	2018
Net sales	$205,443	$198,110
Operating income	29,388	26,154
Percent of net sales	14.3%	13.2%

Paperboard shipments (short tons)	202,834	206,309
Paperboard sales price (per short ton)	$1,001	$960
Net sales for the Pulp and Paperboard segment increased by $7.3 million during the first quarter of 2019, compared to the first quarter of 2018. The increase was due primarily to higher average net selling prices resulting from a favorable mix shift, partially offset by lower sales volume. Lower sales volumes during the first quarter of 2019 were primarily due to customers purchasing product in the prior quarter before a previously announced price increase went into effect.
Operating income for the segment increased by $3.2 million during the first quarter of 2019, compared to the first quarter of 2018, primarily due to increased sales and lower wage and benefit, maintenance and chemical costs, partially offset by higher energy, pulp and transportation costs.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Net earnings	$3,837	$2,600
Interest expense, net	8,486	8,020
Income tax provision (benefit)	725	(360)
Depreciation and amortization expense	25,836	25,167
EBITDA	$38,884	$35,427
Directors' equity-based compensation benefit	(350)	(709)
Reorganization related expenses associated with SG&A cost control measures	—	5,104
Non-operating pension and other postretirement benefit costs[1]	1,314	1,279
Adjusted EBITDA	$39,848	$41,101

[1]
In 2018, we adopted Accounting Standards Update 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires all net periodic pension and postretirement costs other than service cost to be presented on a line outside of operating income. Beginning in the first quarter of 2019, we are excluding these non-operating costs from the calculation of Adjusted EBITDA. The corresponding prior period amounts have been reclassified to conform with the current period presentation.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the nine months ended March 31, 2019 and 2018:

(In thousands)	2019	2018
Net cash flows from operating activities	$(29,399)	$30,860
Net cash flows from investing activities	(71,588)	(47,662)
Net cash flows from financing activities	90,667	13,135
Cash Flows Summary
Net cash flows from operating activities for the three months ended March 31, 2019 decreased by $60.3 million compared to the same period in 2018. The decrease in operating cash flows was driven by a decrease of $63.4 million from changes in working capital primarily due to increases in accounts receivable and inventory and a decrease in accounts payable and accrued liabilities.
Net cash flows used for investing activities for the three months ended March 31, 2019 increased by $23.9 million compared to the prior year period primarily due to an increase in cash paid for plant and equipment, which was primarily related to our Shelby expansion project.
Net cash flows provided by financing activities were $90.7 million for the three months ended March 31, 2019, and were driven by net borrowings of $91.4 million on our short-term debt. Net cash flows provided by financing activities were $13.1 million for the same period of 2018, due to net borrowings of $13.5 million on our short-term debt.

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
Capital Expenditures
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities, and comply with environmental laws. For the three months ended March 31, 2019, excluding capitalized interest of $3.4 million, we incurred $39.8 million on capital expenditures, which included $36.4 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. Including $28.4 million of capital expenditures that were incurred in 2018 and paid in the first quarter of 2019, as well as the capitalized interest of $3.4 million, cash paid for capital expenditures in the first quarter of 2019 totaled $71.6 million. During the three months ended March 31, 2018, we incurred $48.4 million on capital expenditures, excluding capitalized interest of $1.3 million, which included $44.8 million of capital spending on strategic projects and other projects expected to reduce future manufacturing costs and provide a positive return on investment.
Debt Arrangements
Our annual debt service obligation, consisting of cash payments for interest on the 2013 Notes and the 2014 Notes, is estimated to be $28.5 million for 2019. The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money, pay dividends, redeem or repurchase capital stock, make investments, sell assets, create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries, enter into transactions with affiliates, enter into sale and lease back transactions, create liens, and consolidate, merge or sell all or substantially all of our assets. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer, or lease substantially all of our or their assets to another person.
Credit Arrangements
Our revolving credit facilities contain various loan covenants that restrict our ability and that of our subsidiaries to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of their business. In addition, the revolving credit facilities contain financial covenants that require us to maintain a consolidated secured leverage ratio in an amount not to exceed 2.00 to 1.00 in 2019, and 1.50 to 1.00 thereafter, a consolidated interest coverage ratio in an amount not less than 1.25 to 1.00, and a consolidated asset coverage ratio of not less than 1.00 to 1.00.
As of both March 31, 2019 and December 31, 2018, we were in compliance with our debt covenants. Based on our current financial projections and also taking into account certain actions that are available to us to enhance our compliance with these covenants, we expect to remain in compliance with them. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with these covenants. If we are unable to do so, it would be necessary to seek amendments to the affected covenants from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions.
See Note 8, "Debt," to the condensed notes to the consolidated financial statements included in this report for additional discussion of our revolving credit facilities.
CONTRACTUAL OBLIGATIONS
As of March 31, 2019, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
As of March 31, 2019, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
See Note 2, "Recently Adopted and New Accounting Standards," to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facilities. As of March 31, 2019, there were $302.0 million in borrowings outstanding under our revolving credit facilities. The interest rates applied to borrowings under the credit facilities are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facilities' borrowings of $302.0 million, would have an approximate $3.0 million annual effect on interest expense. We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of March 31, 2019, these contracts covered approximately 25% of our expected average monthly natural gas requirements for the remainder of 2019.
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
Material Weaknesses In Internal Control Over Financial Reporting
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2019. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to meet the objective for which they were designed as a result of the material weaknesses in our internal control over financial reporting previously disclosed under Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report.
Remediation Efforts
The material weaknesses in our internal control over financial reporting, which are described more fully in our Annual Report, continued to exist as of March 31, 2019. We are actively engaged in implementing the remediation efforts described in the Annual Report which are designed to address these material weaknesses, and subsequent to the filing of our Annual Report we are in the process of hiring additional accounting personnel, implementing enhanced controls governing our risk management committee, our disclosure committee and our sub-certifications, and designing additional controls over the documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business, including changes to payment arrangements with vendors. While progress has been made, additional time is needed to fully implement and demonstrate the effectiveness of the remediation efforts. We are committed to operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary.
Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.
Changes in Internal Controls
Other than the remediation efforts related to the material weaknesses described in our Annual Report, there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.
Legal Proceedings
We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A.
Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, entitled “Risk Factors.”
ITEM 6.
Exhibits

EXHIBIT NUMBER	DESCRIPTION
10(i)*	Employment Agreement between Linda K. Massman and the Company dated effective January 1, 2019.

10(ii)*	Offer Letter, dated March 18, 2019, with Robert G. Hrivnak.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan, contract or arrangement.

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

CLEARWATER PAPER CORPORATION
(Registrant)

May 8, 2019	By	/s/ ROBERT G. HRIVNAK
Robert G. Hrivnak
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

May 8, 2019	By	/s/ ROBERT N. DAMMARELL
Robert N. Dammarell
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)