Form 10-Q
period 2019-06-30
Clearwater Paper Corp
filed 2019-08-09
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
The number of shares of common stock of the registrant outstanding as of August 6, 2019 was 16,515,156.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$451,993	$432,099	$880,772	$869,051
Costs and expenses:
Cost of sales	(409,825)	(387,154)	(794,071)	(779,587)
Selling, general and administrative expenses	(26,827)	(26,564)	(56,998)	(59,544)
Total operating costs and expenses	(436,652)	(413,718)	(851,069)	(839,131)
Income from operations	15,341	18,381	29,703	29,920
Interest expense, net	(10,914)	(7,723)	(19,400)	(15,743)
Non-operating pension and other postretirement benefit costs	(1,531)	(1,187)	(2,845)	(2,466)
Earnings before income taxes	2,896	9,471	7,458	11,711
Income tax provision	(3,320)	(2,510)	(4,045)	(2,150)
Net (loss) earnings	$(424)	$6,961	$3,413	$9,561
Net (loss) earnings per common share:
Basic	$(0.03)	$0.42	$0.21	$0.58
Diluted	(0.03)	0.42	0.21	0.58
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) earnings	$(424)	$6,961	$3,413	$9,561
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $475, $588, $917 and $1,205	1,334	1,644	2,573	3,372
Amortization of prior service credit included in net periodic cost, net of tax of $-, $(111), $- and $(221)	—	(308)	—	(617)
Other comprehensive income, net of tax	1,334	1,336	2,573	2,755
Comprehensive income	$910	$8,297	$5,986	$12,316
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$41,800	$22,484
Restricted cash	1,440	—
Receivables, net	169,972	145,519
Taxes receivable	7,943	6,301
Inventories	287,863	266,244
Other current assets	10,118	3,399
Total current assets	519,136	443,947
Property, plant and equipment, net	1,293,694	1,269,271
Operating lease right-of-use assets	75,338	—
Goodwill	35,074	35,074
Intangible assets, net	20,510	24,080
Other assets, net	12,095	15,746
TOTAL ASSETS	$1,955,847	$1,788,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$235,000	$120,833
Accounts payable and accrued liabilities	301,294	321,032
Current liability for pensions and other postretirement employee benefits	7,430	7,430
Total current liabilities	543,724	449,295
Long-term debt	671,676	671,292
Operating lease liabilities	70,194	—
Liability for pensions and other postretirement employee benefits	74,903	78,191
Other long-term obligations	33,498	38,977
Accrued taxes	2,257	2,785
Deferred tax liabilities	125,230	121,182
TOTAL LIABILITIES	1,521,482	1,361,722
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares -16,515,156 and 16,482,345 shares issued	2	2
Additional paid-in capital	8,386	6,403
Retained earnings	490,752	487,339
Accumulated other comprehensive loss, net of tax	(64,775)	(67,348)
TOTAL STOCKHOLDERS' EQUITY	434,365	426,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,955,847	$1,788,118
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,413	$9,561
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	54,353	50,344
Equity-based compensation expense	2,070	343
Deferred taxes	5,180	2,649
Deferred issuance costs on debt	938	716
Other non-cash activity, net	(792)	410
Changes in working capital, net	(50,146)	36,317
Changes in taxes receivable	(1,642)	11,498
Changes in non-current accrued taxes	(528)	346
Other, net	1,876	(1,296)
Net cash flows from operating activities	14,722	110,888
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(108,419)	(78,600)
Other, net	4	807
Net cash flows from investing activities	(108,415)	(77,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on short-term debt	436,927	124,063
Repayments of borrowings on short-term debt	(322,760)	(119,063)
Other, net	(1,147)	(543)
Net cash flows from financing activities	113,020	4,457
Increase in cash, cash equivalents and restricted cash	19,327	37,552
Cash, cash equivalents and restricted cash at beginning of period	24,947	16,738
Cash, cash equivalents and restricted cash at end of period	$44,274	$54,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$16,427	$14,294
Cash paid for income taxes	1,918	1,517
Cash received from income tax refunds	233	13,281
(Decrease) increase in accrued property, plant and equipment	(38,429)	88,859
The accompanying condensed notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
Unaudited (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	16,448	$2	$1,161	$618,254	$(43,983)	$575,434
Net earnings	—	—	—	2,600	—	2,600
Performance share, restricted stock unit, and stock option awards	13	—	1,267	—	—	1,267
Reclassification of the income tax effects of the Tax Cuts and Jobs Act	—	—	—	12,852	(12,852)	—
Pension and other postretirement employee benefit plans, net of tax of $507	—	—	—	—	1,419	1,419
Balance at March 31, 2018	16,461	$2	$2,428	$633,706	$(55,416)	$580,720
Net earnings	—	—	—	6,961	—	6,961
Performance share, restricted stock unit, and stock option awards	—	—	1,552	—		1,552
Pension and other postretirement employee benefit plans, net of tax of $477	—	—		—	1,336	1,336
Balance at June 30, 2018	16,461	2	$3,980	$640,667	$(54,080)	$590,569

Balance at December 31, 2018	16,482	$2	$6,403	$487,339	$(67,348)	$426,396
Net earnings	—	—	—	3,837	—	3,837
Performance share, restricted stock unit, and stock option awards	33	—	772	—	—	772
Pension and other postretirement employee benefit plans, net of tax of $442	—	—	—	—	1,239	1,239
Balance at March 31, 2019	16,515	$2	$7,175	$491,176	$(66,109)	$432,244
Net loss	—	—	—	(424)	—	(424)
Performance share, restricted stock unit, and stock option awards	—	—	1,211	—	—	1,211
Pension and other postretirement employee benefit plans, net of tax of $475	—	—	—	—	1,334	1,334
Balance at June 30, 2019	16,515	$2	$8,386	$490,752	$(64,775)	$434,365

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
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, and the related Consolidated Statements of Operations, Comprehensive Income and Stockholders' Equity for the three and six months ended June 30, 2019 and 2018, and Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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

(In thousands)	June 30, 2019	June 30, 2018
Cash and cash equivalents	$41,800	$53,278
Restricted cash	1,440	—
Restricted cash included in other assets, net	1,034	1,012
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$44,274	$54,290

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Assets we acquire through business combinations have estimated lives that are typically shorter than the assets we construct or buy new. Accumulated depreciation totaled $1,741.3 million and $1,691.7 million at June 30, 2019 and December 31, 2018, respectively.
For the six months ended June 30, 2019, we capitalized $4.9 million of interest expense associated with the construction of a paper machine at our Shelby, North Carolina consumer products facility and $0.5 million of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard facility. For the six months ended June 30, 2018, we capitalized $2.6 million of interest expense associated with the Shelby paper machine and $0.6 million of interest expense associated with the continuous pulp digester project.
We review the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets.
LEASES
All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use, or ROU, assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short-term leases) and we recognize lease expense for these leases as incurred over the lease term.
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
Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of June 30, 2019 and December 31, 2018, we had allowances for doubtful accounts of $1.6 million and $1.5 million, respectively.

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
For the six months ended June 30, 2019, $87.3 million of receivables were sold under the Account Purchase Agreement. As of June 30, 2019, $9.3 million of accounts receivable sold under the Asset Purchase Agreement were outstanding. The proceeds from these sales of receivables are included within the "Changes in working capital, net" line in the operating activities section of our Consolidated Statements of Cash Flows. For the six months ended June 30, 2019, we recorded factoring expense on sales of receivables of $0.3 million, which is included in the "Interest expense, net" line in the Consolidated Statement of Operations.
We have no retained interest in the receivables sold under the Account Purchase Agreement, however, we do have servicing responsibilities for the sold receivables. The fair value of the servicing arrangement was not material to the financial statements. As of June 30, 2019 and December 31, 2018, we had collected $16.9 million and $4.9 million of cash, respectively, from customers that had not yet been remitted to the third-party financial institution.
Subsequent to June 30, 2019, during the third quarter of 2019, we entered into an arrangement with an unrelated third party financial intermediary to sell receivables associated with a large customer to the financial intermediary in order to receive advance cash for payment of these receivables at a discounted rate.
SUPPLY-CHAIN FINANCING
We have entered into supply-chain financing programs with financial intermediaries, which provide certain of our vendors the option to be paid by the financial intermediaries on our trade payables earlier than the due date on the applicable invoice. When a vendor receives an early payment on a trade payable it invoiced us for from a financial intermediary, we pay that financial intermediary the face amount of the invoice on the regularly scheduled due date. If we reimburse these vendors for certain fees they may incur in connection with receiving an early payment on an invoice, the amount of such invoice that would have otherwise been included in our trade payables is included in our short term debt. As of December 31, 2018, $20.8 million was included in “Short-term debt” on our Consolidated Balance Sheets related to invoices for which we had reimbursed our vendors’ fees. There were no such amounts as of June 30, 2019.
DERIVATIVES
We had no activity during the three and six months ended June 30, 2019 and 2018 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities. As of June 30, 2019, these contracts covered approximately 35% of our expected average monthly natural gas requirements for the remainder of 2019. Historically, these contracts have qualified for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

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
New Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. We do not believe this ASU will have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements for defined benefit and other postretirement plans. This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties and the effects of interest rate basis point changes on assumed health care costs, with other disclosures being added to address significant gains and losses related to changes in benefit obligations. This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, with early adoption permitted and adoption on a retrospective basis for all periods presented required. We are currently assessing the timing of our adoption of this ASU and do not believe it will have a material impact on our consolidated financial statements beyond updating footnote disclosures.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Inventories
Inventories at the balance sheet dates consist of:

(In thousands)	June 30, 2019	December 31, 2018
Pulp, paperboard and tissue products	$175,566	$159,499
Materials and supplies	91,801	86,892
Logs, pulpwood, chips and sawdust	20,496	19,853
	$287,863	$266,244
NOTE 4 Leases

Our adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires us to recognize substantially all leases on the balance sheet as a ROU asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below. We adopted this standard on the effective date of January 1, 2019 and used this effective date as the date of initial application. Under this application method, we were not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. We elected the ‘package of practical expedients’ which permitted us to not reassess our prior conclusions related to lease identification, lease classification and initial direct costs, and we did not elect the use of hindsight. We combine ROU asset amortization and the change in the lease liability in the same line item on the Consolidated Statements of Cash Flows.

We have operating leases for manufacturing, office, warehouse and distribution space, paperboard sheeting and chipping facilities, equipment and vehicles. We also have finance leases related to our North Carolina converting and manufacturing facilities, as well as for certain office and other equipment. We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. Our leases have remaining lease terms from less than one year to twelve years, and some of our leases include one or more options to renew.

Lease ROU assets and liabilities are recognized at the commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, we use the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

Short-term leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of June 30, 2019, we did not have any short-term leases. Certain of our leases contain lease and non-lease components that are treated as a single lease component. Our variable lease costs consist primarily of taxes, insurance and common area maintenance. For the six months ended June 30, 2019, sublease income was immaterial to the financial statements.

The tables below present financial information associated with our leases. This information is only presented as of, and for the three and six months ended, June 30, 2019. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

LEASE EXPENSE

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019

Operating lease costs	$3,529	$7,009

Finance lease costs:
Amortization of right-of-use assets	463	878
Interest on lease liabilities	467	939
Total finance lease costs	930	1,817

Variable lease costs	337	556

Total lease costs	$4,796	$9,382

SUPPLEMENTAL CASH FLOW INFORMATION

Six Months Ended
(In thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,074
Operating cash flows from finance leases	939
Financing cash flows from finance leases	592

Non-cash amounts for lease liabilities arising from obtaining right-of-use assets:
Operating leases	$937
Finance leases	493

SUPPLEMENTAL BALANCE SHEET INFORMATION

(In thousands)	Classification	June 30, 2019
Lease ROU Assets
Operating lease assets	Operating lease right-of-use assets	$75,338
Finance lease assets	Property, plant and equipment, net	16,740
Total lease ROU assets		$92,078

Lease Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$12,396
Current finance lease liabilities	Accounts payable and accrued liabilities	1,381
Total current lease liabilities		13,777

Non-current operating lease liabilities	Operating lease liabilities	70,194
Non-current finance lease liabilities	Other long-term obligations	21,376
Total non-current lease liabilities		91,570

Total lease liabilities		$105,347

LEASE TERM AND DISCOUNT RATE

June 30, 2019
Weighted average remaining lease term (years)
Operating leases	7.2
Finance leases	11.0

Weighted average discount rate
Operating leases	4.9%
Finance leases	8.3%

MATURITY OF LEASE LIABILITIES

As of June 30, 2019, our future maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
2019	$7,979	$1,669
2020	16,221	3,175
2021	15,513	3,220
2022	14,575	3,128
2023	9,590	2,897
Thereafter	34,639	21,468
Total lease payments	$98,517	$35,557
Less interest portion	(15,927)	(12,800)
Total	$82,590	$22,757

As of December 31, 2018, as previously disclosed in our 2018 Annual Report on Form 10-K, and under the previous lease accounting standard, we had future minimum lease payments as follows:

(In thousands)	Operating	Capital
2019	$12,038	$3,093
2020	11,421	3,062
2021	10,424	3,112
2022	9,489	3,019
2023	7,163	2,789
Thereafter	24,276	21,710
Total future minimum lease payments	$74,811	$36,785
Less interest portion		(13,887)
Present value of future minimum lease payments		$22,898

NOTE 5 Intangible Assets
Intangible assets at the balance sheet dates comprise the following:

	June 30, 2019
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.4	$56,453	$(38,487)	$17,966
Trade names and trademarks	7.4	6,786	(4,543)	2,243
Other intangibles	6.0	572	(271)	301
		$63,811	$(43,301)	$20,510

	December 31, 2018
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.4	$56,453	$(35,469)	$20,984
Trade names and trademarks	7.4	6,786	(4,029)	2,757
Other intangibles	6.0	572	(233)	339
		$63,811	$(39,731)	$24,080

For the three months ended June 30, 2019 and 2018, intangible assets amortization expense was $1.8 million and $2.0 million, respectively. For the six months ended June 30, 2019 and 2018, intangible assets amortization expense was $3.6 million and $3.9 million, respectively.
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

Our estimated annual effective tax rate applied to the second quarter of 2019 is approximately 59%, compared with approximately 26% for the comparable interim period in 2018. The annual effective tax rate is subject to variation due to several factors, including variability in pre-tax income (or loss), forecasted pre-tax income (or loss), changes in business practices, changes in tax credits and tax law developments. Tax effected items in the second quarter of 2019 have a greater impact on a percentage basis of our $2.9 million of earnings before taxes compared to $9.5 million in pre-tax earnings in the second quarter of 2018.

NOTE 7 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	June 30, 2019	December 31, 2018
Trade accounts payable	$183,663	$228,059
Accrued wages, salaries and employee benefits	37,275	41,426
Accrued account purchase agreement liabilities	16,889	4,885
Accrued interest	15,824	14,672
Lease liabilities	13,777	—
Accrued taxes other than income taxes payable	10,723	6,243
Accrued discounts and allowances	7,458	8,143
Accrued utilities	6,923	6,934
Other	8,762	10,670
	$301,294	$321,032
NOTE 8 Debt
CREDIT ARRANGEMENTS
As of June 30, 2019, there was an aggregate of $335.0 million in borrowings outstanding under our revolving credit facilities and $7.8 million of the credit facilities was being used to support outstanding standby letters of credit. As of December 31, 2018, there was an aggregate of $200.0 million in borrowings outstanding under the credit facilities. Our borrowings outstanding under the revolving credit facilities as of June 30, 2019 consisted of $235.0 million of short-term base and LIBOR rate loans classified as current liabilities that are included in "Short-term debt" in our Consolidated Balance Sheet and $100.0 million of fixed rate, three-year borrowings classified as a non-current liability that are included in "Long-term debt" in our Consolidated Balance Sheet. As of June 30, 2019, we would have been permitted to draw an additional $57.2 million under the credit facilities.

Following the end of the quarter, on July 26, 2019, we entered into (a) a Term Loan Credit Agreement with the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Term Loan Credit Agreement”), and (b) an asset based lending, or ABL, Credit Agreement, with the several lenders from time to time parties thereto and JPMorgan, as administrative agent (the “ABL Credit Agreement” and, together with the Term Loan Credit Agreement, the “Credit Agreements”). The Term Loan Credit Agreement includes a $300 million term loan commitment, which was fully advanced at closing. The ABL Credit Agreement includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory, of which $58.0 million was advanced at closing. The proceeds from the closing date borrowings under the Credit Agreements were used by us to refinance our existing credit facilities, to pay fees and expenses in connection with the Credit Agreements, and for working capital purposes.

The term loan Credit Agreement matures on July 26, 2026, and the ABL Credit Agreement terminates on July 26, 2024.

Subject to certain customary exceptions, the obligations under each of the Credit Agreements are, or will be, guaranteed by each of our existing and future, direct or indirect, domestic subsidiaries. Our obligations under each Credit Agreement are secured by liens on substantially all of our assets and the assets of each of our domestic subsidiaries that are guarantors under the Credit Agreements.

We may, at our option, prepay any borrowings under the Term Loan Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Pursuant to the Term Loan Credit Agreement, we are required to repay the aggregate outstanding principal amount of the borrowings under the Term Loan Credit Agreement in quarterly installments on the last day of each March, June, September and December, commencing March 31, 2020, and ending with the last such day to occur prior to the maturity date, in an aggregate amount for each such date equal to the aggregate principal amount of the initial loan amount (as such amount may be adjusted pursuant to the prepayment provisions of the Term Loan Credit Agreement) multiplied by 0.25%. In addition, we must make mandatory prepayments of principal under the Term Loan Credit Agreement upon the occurrence of certain specified events, including certain asset sales. Any remaining outstanding principal balance under the Term Loan Credit Agreement is repayable on the maturity date. Amounts repaid or prepaid by us with respect to the loans under the Term Loan Credit Agreement cannot be reborrowed.

We may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions in an amount not to exceed (1) $100 million, plus (2) the amount of all voluntary prepayments of the Term Loan Credit Agreement (other than prepayments funded with long-term indebtedness), plus (3) an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien secured leverage ratio would not exceed 2.00 to 1.00. Under the Term Loan Credit Agreement, loans generally may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin, when our leverage ratio is (i) less than or equal to 4.25 to 1.00, of 3.00% per annum in the case of LIBOR loans and of 2.00% per annum in the case of annual base rate loans and (ii) greater than 4.25 to 1.00, of 3.25% per annum in the case of LIBOR loans and of 2.25% per annum in the case of annual base rate loans.

Up to $15 million of the ABL Credit Agreement is available for the issuance of letters of credit. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million by obtaining additional commitments from lenders, subject to obtaining commitments from any participating lenders and certain other conditions.  Under the ABL Credit Agreement, loans generally may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin that is based on availability (as determined under the ABL Credit Agreement) that may vary from 1.25% per annum to 1.75% per annum in the case of LIBOR loans and 0.25% per annum to 0.75% per annum in the case of annual base rate loans. In addition, a commitment fee based on unused availability is also payable which may vary from 0.25% per annum to 0.375% per annum.

We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits.

The Credit Agreements contain certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when availability falls below a certain threshold. The obligations under the Credit Agreements may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreements, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.

NOTE 9 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	June 30, 2019	December 31, 2018
Finance lease obligations, net of current portion	$21,376	$21,589
Deferred proceeds	4,189	4,511
Deferred compensation	4,005	2,585
Other	3,928	10,292
	$33,498	$38,977
NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

	Three Months Ended June 30,
(In thousands)	2019	2018	2019	2018
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$669	$461	$20	$20
Interest cost	3,102	3,010	752	611
Expected return on plan assets	(4,132)	(4,247)	—	—
Amortization of prior service cost (credit)	—	—	—	(419)
Amortization of actuarial loss (gain)	1,776	2,458	33	(226)
Net periodic cost (benefit)	$1,415	$1,682	$805	$(14)

	Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$1,219	$895	$45	$68
Interest cost	6,223	6,010	1,399	1,218
Expected return on plan assets	(8,267)	(8,501)	—	—
Amortization of prior service cost (credit)	—	—	—	(838)
Amortization of actuarial loss (gain)	3,685	5,028	(195)	(451)
Net periodic cost (benefit)	$2,860	$3,432	$1,249	$(3)
During the six months ended June 30, 2019 and 2018, we made no contributions to our qualified pension plans. We do not expect, nor are we required, to make contributions in 2019.
During the six months ended June 30, 2019, we made contributions of $0.2 million to our company-sponsored non-qualified pension plan. We estimate contributions will total $0.4 million in 2019. We do not anticipate funding our OPEB plans in 2019 except to pay benefit costs as incurred during the year by plan participants.
During each of the three months ended June 30, 2019 and 2018, pension and OPEB changes in accumulated other comprehensive loss, net of tax, in our Consolidated Balance Sheets totaled $1.3 million. During the six months ended June 30, 2019 and 2018, pension and OPEB changes in accumulated other comprehensive loss, net of tax, in our Consolidated Balance Sheets totaled $2.6 million and $2.8 million, respectively. Refer to the Consolidated Statements of Stockholders' Equity for additional information.

NOTE 11 Earnings per Share
Basic (loss) earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires the effect of potentially dilutive common stock equivalents be excluded from the calculation of diluted earnings per share for the periods in which net losses are reported because the effect is anti-dilutive.
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted-average common shares outstanding[1]	16,538,501	16,486,935	16,527,448	16,491,366
Incremental shares due to:
Restricted stock units	—	20,970	16,570	29,530
Performance shares	—	47,266	7,569	52,051
Stock options	—	—	—	90
Diluted weighted-average common shares outstanding	16,538,501	16,555,171	16,551,587	16,573,037

Basic net (loss) earnings per common share	$(0.03)	$0.42	$0.21	$0.58
Diluted net (loss) earnings per common share	(0.03)	0.42	0.21	0.58

Anti-dilutive shares excluded from calculation	1,104,277	1,029,983	1,018,641	912,863

[1]	Basic weighted-average common shares outstanding includes restricted stock unit awards that are fully vested, but are deferred for future issuance.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Restricted stock units	$679	$582	$1,181	$1,004
Performance shares	184	377	518	910
Stock options	348	593	690	1,128
Total employee equity-based compensation expense	$1,211	$1,552	$2,389	$3,042
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
During the first six months of 2019, 47,264 RSUs were settled and distributed. After adjusting for minimum tax withholdings, a net 32,811 shares were issued. In connection with the issued RSUs, the minimum tax withholding payments made during the six months ended June 30, 2019 totaled $0.4 million.
During the six months ended June 30, 2019, we had 71,503 stock option awards expired with a weighted-average exercise price of $51.95. At June 30, 2019, we had 519,158 stock option awards that were exercisable with a weighted-average exercise price of $51.15.

The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2017 Stock Incentive Plan during the six months ended June 30, 2019 and the grant-date fair value of the awards:

	Six Months Ended
	June 30, 2019
	Number of Shares Subject to Award	Weighted-Average Fair Value of Award Per Share
Restricted stock units	133,533	$26.79
Performance shares	151,664	26.60
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation expense of $0.1 million and benefit of $2.0 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, we recorded director equity-based compensation benefit of $0.3 million and $2.7 million, respectively.
As of June 30, 2019, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on the accompanying Consolidated Balance Sheet were $1.8 million. At December 31, 2018, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $0.8 million and $1.3 million, respectively.
NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	June 30,		December 31,
	2019		2018
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, cash equivalents and restricted cash (Level 1)	$44,274	$44,274	$24,947	$24,947
Short-term borrowings under revolving credit facilities (Level 2)	235,000	234,995	100,000	99,909
Other short-term debt (Level 1)	—	—	20,833	20,833
Long-term debt (Level 2)	675,000	635,244	675,000	612,546
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
Cash, cash equivalents and restricted cash, borrowings under the revolving credit facilities, other short-term debt and long-term debt are the only items measured at fair value on a recurring basis.
We do not have any financial assets measured at fair value on a nonrecurring basis.
NOTE 14 Segment Information
Our reportable segments are described below.
Consumer Products
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products, or retail products, and away-from-home tissue products, or non-retail products, and parent rolls. Retail products include bath, paper towels, facial and napkin product categories. Non-retail products include conventional one and two-ply bath tissue, two-ply paper towels, some facial tissue product categories, hard wound towels and dispenser napkins sold to customers with commercial and industrial tissue needs. Each category is further distinguished according to quality segments: ultra, premium, value and economy.
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

The table below presents information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Segment net sales:
Consumer Products	$224,340	$221,585	$447,676	$460,427
Pulp and Paperboard	227,653	210,514	433,096	408,624
Total segment net sales	$451,993	$432,099	$880,772	$869,051

Earnings (loss) before income taxes:
Consumer Products[1]	$(5,133)	$(3,604)	$(3,862)	$(1,975)
Pulp and Paperboard[1]	33,587	34,192	62,975	60,346
	28,454	30,588	59,113	58,371
Corporate[1]	(13,113)	(12,207)	(29,410)	(28,451)
Income from operations	15,341	18,381	29,703	29,920
Interest expense, net	(10,914)	(7,723)	(19,400)	(15,743)
Non-operating pension and other postretirement benefit costs	(1,531)	(1,187)	(2,845)	(2,466)
Earnings before income taxes	$2,896	$9,471	$7,458	$11,711

Depreciation and amortization:
Consumer Products	$17,431	$14,220	$32,202	$28,517
Pulp and Paperboard	9,491	9,361	18,976	18,790
Corporate	1,595	1,596	3,175	3,037
Total depreciation and amortization	$28,517	$25,177	$54,353	$50,344

[1]
Income (loss) from operations for the Consumer Products, Pulp and Paperboard and Corporate segments for the three months ended June 30, 2018 include $0.2 million, $0.1 million and $0.8 million, respectively, of expenses associated with our selling, general, and administrative cost control measures. Income (loss) from operations for the Consumer Products, Pulp and Paperboard and Corporate segments for the six months ended June 30, 2018 include $1.7 million, $0.4 million and $4.1 million, respectively, of expenses associated with our selling, general and administrative cost control measures.

For the six months ended June 30, 2019, no customer accounted for more than 10% of our total company net sales. For the six months ended June 30, 2018, one customer, the Kroger Company, accounted for approximately 13.4% of our total company net sales.

Net sales, classified by the major geographic areas in which our customers are located and by major products, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Primary geographical markets:
United States	$431,432	$412,231	$846,201	$833,051
Other countries	20,561	19,868	34,571	36,000
Total net sales	$451,993	$432,099	$880,772	$869,051

Major products:
Paperboard	$226,170	$210,514	$429,195	$408,624
Retail tissue	210,514	197,767	415,099	417,609
Non-retail tissue	12,263	23,765	30,732	40,724
Other	3,046	53	5,746	2,094
Total net sales	$451,993	$432,099	$880,772	$869,051

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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2019

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$421,457	$67,685	$(37,149)	$451,993
Costs and expenses:
Cost of sales	(385,788)	(61,325)	37,288	(409,825)
Selling, general and administrative expenses	(21,078)	(5,749)	—	(26,827)
Total operating costs and expenses	(406,866)	(67,074)	37,288	(436,652)
Income from operations	14,591	611	139	15,341
Interest expense, net	(10,877)	(37)	—	(10,914)
Non-operating pension and other postretirement benefit costs	(1,531)	—	—	(1,531)
Earnings before income taxes	2,183	574	139	2,896
Income tax (provision) benefit	(1,969)	428	(1,779)	(3,320)
Equity in income of subsidiary	1,002	—	(1,002)	—
Net earnings (loss)	$1,216	$1,002	$(2,642)	$(424)
Other comprehensive income, net of tax	1,334	—	—	1,334
Comprehensive income	$2,550	$1,002	$(2,642)	$910

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2019

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$833,852	$135,225	$(88,305)	$880,772
Costs and expenses:
Cost of sales	(758,040)	(121,501)	85,470	(794,071)
Selling, general and administrative expenses	(47,323)	(9,675)	—	(56,998)
Total operating costs and expenses	(805,363)	(131,176)	85,470	(851,069)
Income from operations	28,489	4,049	(2,835)	29,703
Interest expense, net	(19,262)	(138)	—	(19,400)
Non-operating pension and other postretirement benefit costs	(2,845)	—	—	(2,845)
Earnings before income taxes	6,382	3,911	(2,835)	7,458
Income tax (provision) benefit	(3,775)	(424)	154	(4,045)
Equity in income of subsidiary	3,487	—	(3,487)	—
Net earnings	$6,094	$3,487	$(6,168)	$3,413
Other comprehensive income, net of tax	2,573	—	—	2,573
Comprehensive income	$8,667	$3,487	$(6,168)	$5,986

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$433,826	$54,313	$(56,040)	$432,099
Costs and expenses:
Cost of sales	(394,260)	(47,918)	55,024	(387,154)
Selling, general and administrative expenses	(21,226)	(5,338)	—	(26,564)
Total operating costs and expenses	(415,486)	(53,256)	55,024	(413,718)
Income from operations	18,340	1,057	(1,016)	18,381
Interest expense, net	(7,627)	(96)	—	(7,723)
Non-operating pension and other postretirement benefit costs	(1,187)	—	—	(1,187)
Earnings before income taxes	9,526	961	(1,016)	9,471
Income tax provision	(2,574)	(186)	250	(2,510)
Equity in income of subsidiary	775	—	(775)	—
Net earnings	$7,727	$775	$(1,541)	$6,961
Other comprehensive income, net of tax	1,336	—	—	1,336
Comprehensive income	$9,063	$775	$(1,541)	$8,297

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$889,003	$100,526	$(120,478)	$869,051
Costs and expenses:
Cost of sales	(807,217)	(88,278)	115,908	(779,587)
Selling, general and administrative expenses	(48,858)	(10,686)	—	(59,544)
Total operating costs and expenses	(856,075)	(98,964)	115,908	(839,131)
Income from operations	32,928	1,562	(4,570)	29,920
Interest expense, net	(15,556)	(187)	—	(15,743)
Non-operating pension and other postretirement benefit costs	(2,466)	—	—	(2,466)
Earnings before income taxes	14,906	1,375	(4,570)	11,711
Income tax provision	(2,956)	(199)	1,005	(2,150)
Equity in income of subsidiary	1,176	—	(1,176)	—
Net earnings	$13,126	$1,176	$(4,741)	$9,561
Other comprehensive income, net of tax	2,755	—	—	2,755
Comprehensive income	$15,881	$1,176	$(4,741)	$12,316

Clearwater Paper Corporation
Consolidating Balance Sheet
At June 30, 2019

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$41,800	$—	$—	$41,800
Restricted cash	1,440	—	—	1,440
Receivables, net	151,072	18,900	—	169,972
Taxes receivable	7,995	295	(347)	7,943
Inventories	248,236	42,462	(2,835)	287,863
Other current assets	9,832	286	—	10,118
Total current assets	460,375	61,943	(3,182)	519,136
Property, plant and equipment, net	1,220,503	73,191	—	1,293,694
Operating lease right-of-use assets	69,656	5,682	—	75,338
Goodwill	35,074	—	—	35,074
Intangible assets, net	522	19,988	—	20,510
Intercompany (payable) receivable	(65,731)	62,896	2,835	—
Investment in subsidiary	178,788	—	(178,788)	—
Other assets, net	11,365	2,818	(2,088)	12,095
TOTAL ASSETS	$1,910,552	$226,518	$(181,223)	$1,955,847
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$235,000	$—	$—	$235,000
Accounts payable and accrued liabilities	278,415	23,226	(347)	301,294
Current liability for pensions and other postretirement employee benefits	7,430	—	—	7,430
Total current liabilities	520,845	23,226	(347)	543,724
Long-term debt	671,676	—	—	671,676
Operating lease liabilities	65,966	4,228	—	70,194
Liability for pensions and other postretirement employee benefits	74,903	—	—	74,903
Other long-term obligations	33,498	—	—	33,498
Accrued taxes	1,378	879	—	2,257
Deferred tax liabilities	107,921	19,397	(2,088)	125,230
TOTAL LIABILITIES	1,476,187	47,730	(2,435)	1,521,482
Stockholders’ equity excluding accumulated other comprehensive loss	499,140	178,788	(178,788)	499,140
Accumulated other comprehensive loss, net of tax	(64,775)	—	—	(64,775)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,910,552	$226,518	$(181,223)	$1,955,847

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$22,484	$—	$—	$22,484
Receivables, net	127,952	17,567	—	145,519
Taxes receivable	16,634	41	(10,374)	6,301
Inventories	222,960	48,361	(5,077)	266,244
Other current assets	3,346	53	—	3,399
Total current assets	393,376	66,022	(15,451)	443,947
Property, plant and equipment, net	1,192,716	76,555	—	1,269,271
Goodwill	35,074	—	—	35,074
Intangible assets, net	1,045	23,035	—	24,080
Intercompany (payable) receivable	(62,846)	57,769	5,077	—
Investment in subsidiary	175,301	—	(175,301)	—
Other assets, net	14,839	2,618	(1,711)	15,746
TOTAL ASSETS	$1,749,505	$225,999	$(187,386)	$1,788,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$120,833	$—	$—	$120,833
Accounts payable and accrued liabilities	299,715	31,691	(10,374)	321,032
Current liability for pensions and other postretirement employee benefits	7,430	—	—	7,430
Total current liabilities	427,978	31,691	(10,374)	449,295
Long-term debt	671,292	—	—	671,292
Liability for pensions and other postretirement employee benefits	78,191	—	—	78,191
Other long-term obligations	38,977	—	—	38,977
Accrued taxes	1,918	867	—	2,785
Deferred tax liabilities	104,753	18,140	(1,711)	121,182
TOTAL LIABILITIES	1,323,109	50,698	(12,085)	1,361,722
Stockholders’ equity excluding accumulated other comprehensive loss	493,744	175,301	(175,301)	493,744
Accumulated other comprehensive loss, net of tax	(67,348)	—	—	(67,348)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,749,505	$225,999	$(187,386)	$1,788,118

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,094	$3,487	$(6,168)	$3,413
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	46,457	7,896	—	54,353
Equity-based compensation expense	2,070	—	—	2,070
Deferred taxes	3,880	1,300	—	5,180
Deferred issuance costs on debt	938	—	—	938
Other non-cash activity, net	(792)	—		(792)
Changes in working capital, net	(64,846)	4,811	9,889	(50,146)
Changes in taxes receivable	8,639	(254)	(10,027)	(1,642)
Changes in non-current accrued taxes	(540)	12	—	(528)
Other, net	1,942	(66)	—	1,876
Net cash flows from operating activities	3,842	17,186	(6,306)	14,722
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(107,155)	(1,264)	—	(108,419)
Other, net	4	—	—	4
Net cash flows from investing activities	(107,151)	(1,264)	—	(108,415)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on short-term debt	436,927	—	—	436,927
Repayments of borrowings on short-term debt	(322,760)	—	—	(322,760)
Investment from (to) parent	9,616	(15,922)	6,306	—
Other, net	(1,147)	—	—	(1,147)
Net cash flows from financing activities	122,636	(15,922)	6,306	113,020
Increase in cash, cash equivalents and restricted cash	19,327	—	—	19,327
Cash, cash equivalents and restricted cash at beginning of period	24,947	—	—	24,947
Cash, cash equivalents and restricted cash at end of period	$44,274	$—	$—	$44,274

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$13,126	$1,176	$(4,741)	$9,561
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	39,905	10,439	—	50,344
Equity-based compensation expense	343	—	—	343
Deferred taxes	2,979	(330)	—	2,649
Deferred issuance costs on long term debt	716	—	—	716
Other non-cash activity, net	414	(4)	—	410
Changes in working capital, net	41,660	(6,051)	708	36,317
Changes in taxes receivable	11,502	(4)	—	11,498
Changes in non-current accrued taxes, net	346	—	—	346
Other, net	(770)	(526)	—	(1,296)
Net cash flows from operating activities	110,221	4,700	(4,033)	110,888
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(77,257)	(1,343)	—	(78,600)
Other, net	793	14	—	807
Net cash flows from investing activities	(76,464)	(1,329)	—	(77,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on short-term debt	124,063	—	—	124,063
Repayments of borrowings on short-term debt	(119,063)	—	—	(119,063)
Investment (to) from parent	(662)	(3,371)	4,033	—
Other, net	(543)	—	—	(543)
Net cash flows from financing activities	3,795	(3,371)	4,033	4,457
Increase in cash, cash equivalents and restricted cash	37,552	—	—	37,552
Cash, cash equivalents and restricted cash at beginning of period	16,738	—	—	16,738
Cash, cash equivalents and restricted cash at end of period	$54,290	$—	$—	$54,290

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure, discussion and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding accounting standards; production quality and quantity, costs and timing associated with the expansion of our Shelby, North Carolina facility; our strengths and related benefits; competitive market conditions, raw materials, operating costs and input usage and costs, including energy costs and usage; major maintenance schedule and costs; tax rates; cash flows; accounts receivable; capital resources and expenditures; strategic projects and related costs and benefits; return on investment from capital projects; liquidity; debt and finance arrangements, including compliance with covenants; capitalized interest; and interest expenses. Words such as anticipate, expect, intend, plan, target, project, believe, schedule, estimate, may, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2018 Form 10-K, as well as the following:

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

•	the loss of, changes in prices in regard to, or reduction in, orders from a significant customer;

•	changes in customer product preferences and competitors' product offerings;

•	our ability to achieve full production at our new tissue manufacturing operations in Shelby, North Carolina on time and within current cost expectations;

•
customer acceptance and timing and quantity of purchases of our tissue products, including the existence of sufficient demand for and the quality of tissue manufactured at our expanded Shelby, North Carolina operations upon full production;

•	consolidation and vertical integration of converting operations in the paperboard industry;

•
our ability to successfully implement our operational efficiencies and cost savings strategies, along with related capital projects, and achieve the expected operational or financial results of those projects, including from the continuous pulp digester at our Lewiston, Idaho facility;

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
Recent Events
Debt Refinancing
Subsequent to June 30, 2019, on July 26, 2019, we completed the refinancing of our secured revolving credit facilities with a seven-year Term Loan B and an asset based revolving credit facility. Refer to the "Liquidity and Capital Resources" discussion, under the heading "Credit Arrangements," for additional information.
Shelby Expansion Project
During the second quarter of 2019, we began production on our new tissue machine at our facility in Shelby, North Carolina. The new tissue machine will produce a variety of high-quality private label ultra and premium bath, paper towel and napkin products. At full production capacity, it is expected to produce approximately 70,000 to 75,000 tons of tissue products annually. The estimated cost for the project includes approximately $360 million for the tissue machine, converting equipment and buildings, and approximately $60 million for warehouse expansion that consolidated southeastern warehousing in Shelby.
We project that the new tissue machine and related converting equipment at this facility will attain a full production run-rate in late 2020. During the six months ended June 30, 2019, we incurred costs of $50.2 million on construction related activities and the new tissue machine in Shelby. We also capitalized $4.9 million of interest during the six months ended June 30, 2019 related to the Shelby expansion. With the startup of the new tissue machine, we have incurred additional labor, operating supply and energy related costs associated with ramping up production of the new machine, and our inventory levels have also increased in connection with the startup.
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

In recent years, the industry has experienced an increase in ultra and premium tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity as well as added conventional tissue capacity. Demand and pricing for consumer tissue products is currently being affected by this increased capacity, as well as changing dynamics in the at-home tissue segment as a result of changing consumer purchasing habits, consolidations and new entrants in the consumer retail channel, and new and evolving sales and distribution channels. These changing conditions contributed to a very competitive environment for consumer tissue over the past several years, which continued through the first half of 2019. Reflecting these competitive conditions, in the third quarter of 2017, our largest tissue customer made the decision to go from a single source model to a multi-source model for its private label tissue supply beginning in the first quarter of 2018. This significantly affected sales volumes for our conventional tissue in 2018 and into the first half of 2019.

Our pulp and paperboard business is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, historical prices for our products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. In addition, currency exchange rates affect U.S. supplies of paperboard, as non-U.S. manufacturers are more attracted to the U.S. market when the dollar is relatively strong. Additionally, while there has been some announced permanent reduction in solid bleached sulphate, or SBS, paperboard production in North America, there has also been new SBS production capacity brought on line which makes for a dynamic supply and demand market between paperboard grades and segments.

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

Cost of sales
	Three Months Ended June 30,
(Dollars in thousands)	2019		2018
	Cost	Percentage of Sales	Cost[3]	Percentage of Sales	Cost Variance
Wages and benefits	$73,463	16.3%	$72,721	16.8%	$742
Purchased pulp	52,932	11.7	45,013	10.4	7,919
Transportation[1]	50,190	11.1	56,061	13.0	(5,871)
Chips, sawdust and logs	45,448	10.0	43,940	10.2	1,508
Chemicals	44,354	9.8	44,949	10.4	(595)
Packaging and operating supplies	38,469	8.4	37,341	8.6	1,128
Depreciation	25,104	5.6	21,574	5.0	3,530
Energy	19,770	4.4	20,282	4.7	(512)
Maintenance and repairs[2]	19,767	4.4	16,807	3.9	2,960
	369,497	81.7	358,688	83.0	10,809
Other operating costs	40,328	9.0	28,466	6.6	11,862
Total cost of sales	$409,825	90.7%	$387,154	89.6%	$22,671

	Six Months Ended June 30,
(Dollars in thousands)	2019		2018
	Cost	Percentage of Sales	Cost[3]	Percentage of Sales	Cost Variance
Wages and benefits	$139,015	15.8%	$143,173	16.5%	$(4,158)
Purchased pulp	103,612	11.8	93,267	10.7	10,345
Transportation[1]	99,249	11.3	110,867	12.8	(11,618)
Chips, sawdust and logs	83,535	9.5	82,367	9.5	1,168
Chemicals	83,705	9.5	87,623	10.1	(3,918)
Packaging and operating supplies	74,462	8.4	75,311	8.6	(849)
Depreciation	47,539	5.4	43,296	5.0	4,243
Energy	49,336	5.6	42,164	4.8	7,172
Maintenance and repairs[2]	35,159	4.0	35,457	4.1	(298)
	715,612	81.3	713,525	82.1	2,087
Other operating costs	78,459	8.9	66,062	7.6	12,397
Total cost of sales	$794,071	90.2%	$779,587	89.7%	$14,484

[1]	Includes internal and external transportation costs.

[2]	Excludes related labor costs.

[3]	Certain 2018 operating costs were reclassified to conform to the 2019 presentation.

Wages and benefits. Costs related to our employees primarily consist of wages and related benefit costs and payroll taxes. Wages and benefits costs increased slightly for the three month period ended June 30, 2019, compared to the same period in 2018, due primarily to increased headcount at our Shelby expansion facility and annual wage increases, along with higher sales volumes in our Pulp and Paperboard segment, which resulted in increased wages, partially offset by reduced headcount driven by the sale of our Ladysmith, Wisconsin facility in August 2018. For the six months ended June 30, 2019, wage and benefit costs decreased compared to the same period in 2018, primarily due to the reduced headcount related to the sale of our Ladysmith facility and the reduction of hourly workers at our Lewiston facility in 2018.
Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products and, to a lesser extent our paperboard, from external suppliers. Purchased pulp costs increased in the three and six months ended June 30, 2019, compared to the same periods in 2018, due to higher overall prices and increased purchases of external pulp due to increased paperboard sales volumes and unexpected downtime at our Idaho pulp manufacturing facility in the first half of 2019.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the United States and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Transportation costs decreased in the three and six month periods ended June 30, 2019, compared to the same periods in 2018. These decreases were due largely to production from the new converting lines in Shelby that reduced internal shipments, as well as improvements in our Consumer Products segment's operating model resulting in lower miles shipped overall and lower line haul-rates, partially offset by increased customer shipments at our Pulp and Paperboard segment.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Chips, sawdust and log costs increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, due to higher pricing, largely attributable to inclement weather near our Arkansas pulp and paperboard facility, and increased sales volumes, which were partially offset by lower costs at our Idaho pulp and paperboard facility.
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
Chemical costs decreased in the three and six months ended June 30, 2019, compared to the same periods in 2018, due to favorable pricing on polyethylene, caustic and latex, partially offset by increased production.
Packaging and operating supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. Packaging and operating supplies costs increased for the three months ended June 30, 2019, compared to the same period in 2018, due primarily to increased retail sales volumes at our Consumer Products segment and higher overall sales volumes at our Pulp and Paperboard segment. Costs decreased for the six month period ended June 30, 2019, compared to the same period in 2018, due to lower retail sales volumes at our Consumer Products segment, partially offset by increased costs for our Pulp and Paperboard segment, driven by higher sales volumes.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and six months ended June 30, 2019 increased compared to the same periods in 2018 due largely to the startup of the new Shelby tissue machine and two converting lines, and the resulting commencement of depreciation for these assets, in the second quarter of 2019.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period primarily due to volatility in temperatures and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a co-generation facility that produces steam and electricity at our Lewiston, Idaho manufacturing site helps to lower our energy costs. Energy costs for the three months ended June 30, 2019 were essentially flat compared to the same period in 2018. These costs increased for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a shortage of natural gas supply in the Pacific Northwest resulting from a pipeline disruption in the first quarter of 2019 that caused natural gas price to increase at our Lewiston, Idaho facility, combined with increased natural gas usage at our Idaho pulp and paperboard facility as a result of a recovery boiler outage and colder weather in the same period.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of June 30, 2019, these contracts covered approximately 35% of our expected average monthly natural gas requirements for the remainder of 2019.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the three months ended June 30, 2019, maintenance and repair spending was higher than the same period in 2018 due to planned maintenance that took place at our Shelby consumer products facility and our Arkansas and Idaho pulp and paperboard facilities in the second quarter of 2019. Maintenance and repair costs were flat for the six month period ended June 30, 2019, compared to the same period in 2018. We expect our 2019 planned major maintenance costs to be approximately $16 to $19 million at our Idaho facility during the third quarter of 2019, and approximately $7 to $8 million at our Arkansas facility during the fourth quarter of 2019.
Other operating costs. Our other operating costs increased $11.9 million and $12.4 million, respectively, for the three and six months ended June 30, 2019, compared to the same periods in 2018, due mainly to startup related costs and increased property taxes associated with the Shelby expansion project, increased purchased paper costs and higher inventory related costs.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products.
Interest expense
Interest expense for the three and six months ended June 30, 2019 and 2018 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. Interest expense also includes interest on the amount drawn under our revolving credit facilities and amortization of deferred issuance costs associated with all of our notes and revolving credit facilities. These interest expense amounts are partially offset by capitalized interest associated with major capital project spending.
Income taxes
Income taxes are based on reported earnings and tax rates in the jurisdictions in which our operations occur and offices are located, adjusted for available credits, changes in valuation allowances and differences between reported earnings and taxable income using current tax laws and rates. The annual effective tax rate is subject to variation due to several factors, including variability in pre-tax income (or loss), changes in tax credits, forecasted pre-tax income (or loss), changes in business practices and tax law developments.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended June 30,
(Dollars in thousands)	2019		2018
Net sales	$451,993	100.0%	$432,099	100.0%
Costs and expenses:
Cost of sales	(409,825)	90.7	(387,154)	89.6
Selling, general and administrative expenses	(26,827)	5.9	(26,564)	6.1
Total operating costs and expenses	(436,652)	96.6	(413,718)	95.7
Income from operations	15,341	3.4	18,381	4.3
Interest expense, net	(10,914)	2.4	(7,723)	1.8
Non-operating pension and other postretirement benefit costs	(1,531)	0.3	(1,187)	0.3
Earnings before income taxes	2,896	0.6	9,471	2.2
Income tax provision	(3,320)	0.7	(2,510)	0.6
Net (loss) earnings	$(424)	0.1%	$6,961	1.6%
Net sales—Second quarter 2019 net sales increased compared to the second quarter of 2018, due to higher paperboard and retail tissue shipments as well as favorable pricing and product mix in both segments, partially offset by decreased parent roll sales volumes related to the sale of our Ladysmith, Wisconsin facility in August 2018. These items are further discussed below under “Discussion of Business Segments.”

Cost of sales—Cost of sales was 90.7% of net sales for the second quarter of 2019 and 89.6% of net sales for the same period in 2018. Our overall cost of sales was $22.7 million higher than the second quarter of 2018, primarily due to increased purchased pulp and maintenance costs, higher depreciation expense and costs associated with the startup of our new paper machine and two converting lines at our Shelby facility.
Selling, general and administrative expenses—Selling, general and administrative expenses for the second quarter of 2019 were flat compared to the second quarter of 2018. A $2.0 million lower benefit from the mark-to-market adjustment for director's equity based compensation in the second quarter of 2019, compared to the prior year comparable period, was offset by lower wage and benefit expenses in the second quarter of 2019 and the absence of $1.0 million of reorganization related expenses incurred in the second quarter of 2018.
Interest expense—Interest expense for the second quarter of 2019 was $3.2 million higher in the second quarter of 2018 due to higher interest expense associated with a larger average balance on our revolving credit facilities. Capitalized interest remained flat compared to the second quarter of 2018.
Income tax provision—We recorded an income tax provision of $3.3 million for the three months ended June 30, 2019, compared to $2.5 million in the same period of 2018. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended June 30, 2019 was approximately 115%, compared to approximately 27% for the same period of 2018. Tax effected items reflecting the cumulative impact of the estimated annual effective tax rate in the second quarter of 2019 have a greater impact on a percentage basis of our $2.9 million of earnings before taxes compared to $9.5 million in pre-tax earnings in the second quarter of 2018.

Discussion of Business Segments
Consumer Products

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2019	2018
Net sales	$224,340	$221,585
Operating loss	(5,133)	(3,604)
Percent of net sales	(2.3)%	(1.6)%

Shipments (short tons)
Retail	76,175	73,070
Non-retail	6,623	17,316
Total tissue tons	82,798	90,386
Converted products cases (in thousands)	12,488	12,027

Sales price (per short ton)
Retail	$2,764	$2,707
Non-retail	1,851	1,372
Total tissue	$2,691	$2,451
Net sales for the Consumer Products segment during the second quarter of 2019 increased by $2.8 million compared to the second quarter of 2018 due to favorable pricing and product mix, partially offset by a reduction in non-retail sales volume resulting from the sale of our Ladysmith facility in August 2018.
The segment had an operating loss of $5.1 million for the second quarter of 2019, compared to an operating loss of $3.6 million in the second quarter of 2018. The unfavorable comparison was primarily attributable to higher purchased pulp costs, increased depreciation expense and startup costs associated with the Shelby expansion project, partially offset by the increased net sales and lower transportation costs.
Pulp and Paperboard

	Three Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2019	2018
Net sales	$227,653	$210,514
Operating income	33,587	34,192
Percent of net sales	14.8%	16.2%

Paperboard shipments (short tons)	225,188	216,582
Paperboard sales price (per short ton)	$1,004	$972
Net sales for the Pulp and Paperboard segment increased by $17.1 million during the second quarter of 2019, compared to the second quarter of 2018. The increase was due to increased shipments and higher average net selling prices resulting from a favorable mix shift.
Operating income for the segment decreased by $0.6 million during the second quarter of 2019, compared to the second quarter of 2018, primarily due to higher external pulp usage and higher maintenance and wage and benefit costs, partially offset by the increased sales.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Six Months Ended June 30,
(Dollars in thousands)	2019		2018
Net sales	$880,772	100.0%	$869,051	100.0%
Costs and expenses:
Cost of sales	(794,071)	90.2	(779,587)	89.7
Selling, general and administrative expenses	(56,998)	6.5	(59,544)	6.9
Total operating costs and expenses	(851,069)	96.6	(839,131)	96.6
Income from operations	29,703	3.4	29,920	3.4
Interest expense, net	(19,400)	2.2	(15,743)	1.8
Non-operating pension and other postretirement benefit costs	(2,845)	0.3	(2,466)	0.3
Earnings before income taxes	7,458	0.8	11,711	1.3
Income tax provision	(4,045)	0.5	(2,150)	0.2
Net earnings	$3,413	0.4	$9,561	1.1
Net sales—Net sales for the six months ended June 30, 2019 increased by $11.7 million, or 1.3%, compared to the same period in 2018. The increase was primarily due to favorable prices and sales volumes in our Pulp and Paperboard segment, partially offset by reduced shipment volumes in our Consumer Products segment. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was approximately 90% of net sales for both of the six months ended June 30, 2019 and 2018. Our overall cost of sales was higher in the first six months of 2019 compared to 2018, primarily due to increased costs for purchased pulp and energy, as well as higher depreciation expense and startup costs associated with our Shelby expansion project, largely offset by lower transportation and chemical costs.
Selling, general and administrative expenses—Selling, general and administrative expenses for the six months ended June 30, 2019 decreased by $2.5 million compared to the same period in 2018. The decrease was primarily due to lower wage and benefit expenses in the first half of 2019 and the absence of $6.0 million of reorganization related expenses incurred in the first half of 2018. These favorable comparisons were partially offset by a $2.4 million lower benefit from the mark-to-market adjustment for director's equity based compensation in the first half of 2019, compared to the prior year comparable period, and increased legal and professional fees in the first half of 2019.
Interest expense—Interest expense for the six months ended June 30, 2019 increased $3.7 million compared to the same period in 2018 driven by higher interest expense associated with a larger average balance on our revolving credit facilities. This increase in interest expense was partially offset by a $2.2 million increase in capitalized interest for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
Income tax provision—We recorded an income tax provision of $4.0 million in the six months ended June 30, 2019, compared to $2.2 million in the same period of 2018. The rate determined under GAAP for the six months ended June 30, 2019 was approximately 54%, compared to 18% for the same period of 2018. Tax effected items reflecting the cumulative impact of the estimated annual effective tax rate in the first half of 2019 have a greater impact on a percentage basis of our $7.5 million of earnings before taxes, compared to $11.7 million of earnings before taxes in the first half of 2018.

Discussion of Business Segments
Consumer Products

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2019	2018
Net sales	$447,676	$460,427
Operating loss	(3,862)	(1,975)
Percent of net sales	(0.9)%	(0.4)%

Shipments (short tons)
Retail	149,531	154,041
Non-retail	16,889	28,552
Total tissue tons	166,420	182,593
Converted products cases (in thousands)	24,808	25,289

Sales price (per short ton)
Retail	$2,776	$2,711
Non-retail	1,819	1,426
Total tissue	$2,679	$2,510
Net sales for our Consumer Products segment decreased $12.8 million for the six months ended June 30, 2019, compared to the same period of 2018, due to decreased sales volumes in retail and non-retail sales, partially due to the sale of our Ladysmith facility during the third quarter of 2018. These unfavorable impacts were partially offset by price increases and a favorable mix shift.
The segment had an operating loss of $3.9 million for the six months ended June 30, 2019, compared to an operating loss of $2.0 million for the same period of 2018. The unfavorable comparison was primarily due to decreased sales volumes, higher pulp costs, startup-related costs and higher wage and benefit expenses associated primarily with the Shelby expansion project, and higher depreciation expense, partially offset by decreased transportation costs.
Pulp and Paperboard

	Six Months Ended
	June 30,
(Dollars in thousands - except per ton amounts)	2019	2018
Net sales	$433,096	$408,624
Operating income	62,975	60,346
Percent of net sales	14.5%	14.8%

Paperboard shipments (short tons)	428,022	422,891
Paperboard sales price (per short ton)	$1,003	$966
Net sales for the Pulp and Paperboard segment increased by $24.5 million during the six months ended June 30, 2019, compared to the same period of 2018. The increase was due to increased sales volumes and favorable pricing.
Operating income for the segment increased $2.6 million during the six months ended June 30, 2019, compared to the same period of 2018, primarily due to increased sales, partially offset by increased pulp, transportation and energy costs.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net (loss) earnings	$(424)	$6,961	$3,413	$9,561
Interest expense, net	10,914	7,723	19,400	15,743
Income tax provision	3,320	2,510	4,045	2,150
Depreciation and amortization expense	28,517	25,177	54,353	50,344
EBITDA	$42,327	$42,371	$81,211	$77,798
Directors' equity-based compensation expense (benefit)	31	(1,990)	(319)	(2,699)
Non-operating pension and other postretirement benefit costs[1]	1,531	1,187	2,845	2,466
Other reorganization related expenses	52	792	52	792
Reorganization related expenses associated with SG&A cost control measures	—	1,076	—	6,180
Other	—	338	—	338
Adjusted EBITDA	$43,941	$43,774	$83,789	$84,875

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

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the six months ended June 30, 2019 and 2018:

(In thousands)	2019	2018
Net cash flows from operating activities	$14,722	$110,888
Net cash flows from investing activities	(108,415)	(77,793)
Net cash flows from financing activities	113,020	4,457
Cash Flows Summary
Net cash flows from operating activities for the six months ended June 30, 2019 decreased by $96.2 million compared to the same period in 2018. The decrease in operating cash flows was largely driven by a decrease of $86.5 million from changes in working capital primarily due to increases in accounts receivable and inventory and a decrease in accounts payable and accrued liabilities. The increase in accounts receivable is largely related to a change in payment terms with a large customer. Subsequent to June 30, 2019, in the third quarter of 2019, we entered into an agreement with an unrelated third party financial intermediary to sell receivables due from this customer to the third party financial intermediary in advance of the payment terms at a discounted rate. As a result, we expect our accounts receivable balance to decrease in the third quarter of 2019. The higher inventories were largely due to increased inventory levels at our Shelby facility in association with the startup of the new paper machine.
Net cash flows used for investing activities for the six months ended June 30, 2019 increased by $30.6 million compared to the prior year period primarily due to an increase in cash paid for plant and equipment, which was primarily related to our Shelby expansion project.
Net cash flows provided by financing activities were $113.0 million for the six months ended June 30, 2019, and were driven by net borrowings of $114.2 million on our short-term debt. Net cash flows provided by financing activities were $4.5 million for the same period of 2018, primarily due to net borrowings of $5.0 million on our short-term debt.

Capital Resources
Due to the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, our cash on hand, and our borrowing capacity under our credit agreements, as discussed below under "Credit Arrangements," will be adequate to fund our debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next twelve months.
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Capital Expenditures
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities, and comply with environmental laws. For the six months ended June 30, 2019, excluding capitalized interest of $5.4 million, we incurred $64.6 million on capital expenditures, which included $57.6 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. Including $38.4 million of capital expenditures that were incurred in 2018 and paid in the first half of 2019, as well as the capitalized interest of $5.4 million, cash paid for capital expenditures in the first half of 2019 totaled $108.4 million. During the six months ended June 30, 2018, cash paid for capital expenditures in the first half of 2018 totaled $78.6 million, which included capitalized interest of $3.2 million and excluded $88.9 million of capital expenditures that had been accrued but not yet paid as of June 30, 2018.
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
Credit Arrangements
Through June 30, 2019, our revolving credit facilities contained various loan covenants that restricted our ability and that of our subsidiaries to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of their business. In addition, the revolving credit facilities contained financial covenants that required us to maintain a consolidated secured leverage ratio in an amount not to exceed 2.00 to 1.00 in 2019, and 1.50 to 1.00 thereafter, a consolidated interest coverage ratio in an amount not less than 1.25 to 1.00, and a consolidated asset coverage ratio of not less than 1.00 to 1.00. As of both June 30, 2019 and December 31, 2018, we were in compliance with our debt covenants.
Following the end of the second quarter of 2019, on July 26, 2019, we entered into (a) a Term Loan Credit Agreement with the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Term Loan Credit Agreement”), and (b) an asset based lending, or ABL, Credit Agreement with the several lenders from time to time parties thereto and JPMorgan, as administrative agent (the “ABL Credit Agreement” and, together with the Term Loan Credit Agreement, the “Credit Agreements”). The Term Loan Credit Agreement includes a $300 million term loan commitment, which was fully advanced at closing. The ABL Credit Agreement includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory, of which $58.0 million was advanced at closing. The proceeds from the closing date borrowings under the Credit Agreements were used by us to refinance our existing credit facilities, to pay fees and expenses in connection with the Credit Agreements, and for working capital purposes.

The Term Loan Credit Agreement matures on July 26, 2026, and the ABL Credit Agreement terminates on July 26, 2024.

The ABL Credit Agreement contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when availability falls below a certain threshold. Based on our current financial projections, we expect to remain in compliance with this covenant. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with this covenant. If we are unable to do so, it would be necessary to seek an amendment to the covenant from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions.

See Note 8, "Debt," to the condensed notes to the consolidated financial statements included in this report for additional discussion of our credit agreements.
CONTRACTUAL OBLIGATIONS
As of June 30, 2019, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
As of June 30, 2019, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
See Note 2, "Recently Adopted and New Accounting Standards," to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facilities. As of June 30, 2019, there were $335.0 million in borrowings outstanding under our revolving credit facilities. The interest rates applied to borrowings under the credit facilities are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facilities' borrowings of $335.0 million, would have an approximate $3.4 million annual effect on interest expense. We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facilities' borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of June 30, 2019, these contracts covered approximately 35% of our expected average monthly natural gas requirements for the remainder of 2019.
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
Material Weaknesses In Internal Control Over Financial Reporting
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2019. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective to meet the objective for which they were designed as a result of the material weaknesses in our internal control over financial reporting previously disclosed under Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report.
Remediation Efforts
The material weaknesses in our internal control over financial reporting, which are described more fully in our Annual Report, continued to exist as of June 30, 2019. We are actively engaged in implementing the remediation efforts described in the Annual Report which are designed to address these material weaknesses, and subsequent to the filing of our Annual Report we have implemented enhanced controls governing our sub-certifications and are in the process of hiring additional accounting personnel, implementing enhanced controls governing our risk management committee and our disclosure committee, and designing additional controls over the documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business, including changes to payment arrangements with vendors. While progress has been made, additional time is needed to fully implement and demonstrate the effectiveness of the remediation efforts. We are committed to operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary.
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
10.1
Amendment No. 5 to the Credit Agreement, effective as of June 10, 2019, by and among the financial institutions signatory thereto, Wells Fargo Bank, National Association and Clearwater Paper Corporation.

10.2
Amendment No. 5 to the Credit Agreement, effective as of June 10, 2019, by and among the financial institutions signatory thereto, Northwest Farm Credit Services, PCA, and Clearwater Paper Corporation.

10.3*
Term Loan Agreement, dated as of July 26, 2019, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2019).

10.4*
ABL Credit Agreement, dated as of July 26, 2019 by and amount JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2019).

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

CLEARWATER PAPER CORPORATION
(Registrant)

August 8, 2019	By	/s/ ROBERT G. HRIVNAK
Robert G. Hrivnak
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer)

August 8, 2019	By	/s/ ROBERT N. DAMMARELL
Robert N. Dammarell
Vice President, Corporate Controller
(Duly Authorized Officer; Principal
Accounting Officer)