Form 10-Q
period 2019-09-30
Clearwater Paper Corp
filed 2019-11-05
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
The number of shares of common stock of the registrant outstanding as of November 1, 2019 was 16,515,813.

CLEARWATER PAPER CORPORATION

Part I

ITEM 1.
Consolidated Financial Statements
Clearwater Paper Corporation
Consolidated Statements of Operations
Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$445,188	$426,460	$1,325,960	$1,295,511
Costs and expenses:
Cost of sales	(418,704)	(376,221)	(1,212,775)	(1,155,808)
Selling, general and administrative expenses	(28,944)	(26,283)	(85,942)	(85,827)
Gain on divested assets, net	—	22,944	—	22,944
Total operating costs and expenses	(447,648)	(379,560)	(1,298,717)	(1,218,691)
(Loss) income from operations	(2,460)	46,900	27,243	76,820
Interest expense, net	(13,077)	(7,547)	(32,477)	(23,290)
Debt retirement costs	(2,725)	—	(2,725)	—
Non-operating pension and other postretirement benefit costs	(1,421)	(1,234)	(4,266)	(3,700)
(Loss) earnings before income taxes	(19,683)	38,119	(12,225)	49,830
Income tax benefit (provision)	8,710	(3,675)	4,665	(5,825)
Net (loss) earnings	$(10,973)	$34,444	$(7,560)	$44,005
Net (loss) earnings per common share:
Basic	$(0.66)	$2.09	$(0.46)	$2.67
Diluted	(0.66)	2.08	(0.46)	2.66
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Comprehensive Income
Unaudited (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) earnings	$(10,973)	$34,444	$(7,560)	$44,005
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $459, $602, $1,376 and $1,807	1,286	1,687	3,859	5,059
Amortization of prior service credit included in net periodic cost, net of tax of $-, $(110), $- and $(331)	—	(309)	—	(926)
Other comprehensive income, net of tax	1,286	1,378	3,859	4,133
Comprehensive (loss) income	$(9,687)	$35,822	$(3,701)	$48,138
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Balance Sheets
Unaudited (Dollars in thousands – except per-share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,815	$22,484
Restricted cash	1,440	—
Receivables, net	157,929	145,519
Taxes receivable	6,721	6,301
Inventories	282,395	266,244
Other current assets	7,960	3,399
Total current assets	464,260	443,947
Property, plant and equipment, net	1,273,474	1,269,271
Operating lease right-of-use assets	74,503	—
Goodwill	35,074	35,074
Intangible assets, net	18,725	24,080
Other assets, net	15,041	15,746
TOTAL ASSETS	$1,881,077	$1,788,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$58,000	$120,833
Accounts payable and accrued liabilities	229,563	321,032
Current liability for pension and other postretirement employee benefits	7,430	7,430
Total current liabilities	294,993	449,295
Long-term debt	866,702	671,292
Operating lease liabilities	66,571	—
Liability for pension and other postretirement employee benefits	73,738	78,191
Other long-term obligations	33,990	38,977
Accrued taxes	3,070	2,785
Deferred tax liabilities	116,868	121,182
TOTAL LIABILITIES	1,455,932	1,361,722
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,515,337 and 16,482,345 shares issued	2	2
Additional paid-in capital	8,853	6,403
Retained earnings	479,779	487,339
Accumulated other comprehensive loss, net of tax	(63,489)	(67,348)
TOTAL STOCKHOLDERS' EQUITY	425,145	426,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,881,077	$1,788,118
The accompanying condensed notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(7,560)	$44,005
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	86,343	75,686
Equity-based compensation expense	2,959	2,845
Deferred taxes	(6,023)	3,930
Employee benefit plans	1,006	102
Amortization of deferred issuance costs on debt	1,452	943
Loss on retirement of debt	2,725	—
Gain on divested assets	—	(25,510)
Other non-cash activity, net	724	84
Changes in working capital, net	(98,266)	7,402
Changes in taxes receivable	(420)	13,534
Other, net	825	(1,922)
Net cash flows from operating activities	(16,235)	121,099
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(125,794)	(174,034)
Net proceeds from divested assets	—	70,930
Other, net	14	807
Net cash flows from investing activities	(125,780)	(102,297)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	296,146	—
Repayments of borrowings on long-term debt	(101,671)	—
Borrowings on short-term debt	534,877	322,454
Repayments of borrowings on short-term debt	(598,715)	(277,454)
Payments for debt issuance costs	(1,844)	—
Other, net	(1,430)	(853)
Net cash flows from financing activities	127,363	44,147
(Decrease) increase in cash, cash equivalents and restricted cash	(14,652)	62,949
Cash, cash equivalents and restricted cash at beginning of period	24,947	16,738
Cash, cash equivalents and restricted cash at end of period	$10,295	$79,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$38,789	$27,449
Cash paid for income taxes	2,202	1,665
Cash received from income tax refunds	238	13,483
(Decrease) increase in accrued property, plant and equipment	(46,454)	78,465
The accompanying condensed notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
Unaudited (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	16,448	$2	$1,161	$618,254	$(43,983)	$575,434
Net earnings	—	—	—	2,600	—	2,600
Performance share, restricted stock unit, and stock option awards	13	—	1,267	—	—	1,267
Reclassification of the income tax effects of the Tax Cuts and Jobs Act	—	—	—	12,852	(12,852)	—
Pension and other postretirement employee benefit plans, net of tax of $507	—	—	—	—	1,419	1,419
Balance at March 31, 2018	16,461	$2	$2,428	$633,706	$(55,416)	$580,720
Net earnings	—	—	—	6,961	—	6,961
Performance share, restricted stock unit, and stock option awards	—	—	1,552	—		1,552
Pension and other postretirement employee benefit plans, net of tax of $477	—	—		—	1,336	1,336
Balance at June 30, 2018	16,461	$2	$3,980	$640,667	$(54,080)	$590,569
Net earnings	—	—	—	34,444	—	34,444
Performance share, restricted stock unit, and stock option awards	—	—	1,734	—		1,734
Pension and other postretirement employee benefit plans, net of tax of $492	—	—		—	1,378	1,378
Balance at September 30, 2018	16,461	$2	$5,714	$675,111	$(52,702)	$628,125

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
Unaudited (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	16,482	$2	$6,403	$487,339	$(67,348)	$426,396
Net earnings	—	—	—	3,837	—	3,837
Performance share, restricted stock unit, and stock option awards	33	—	772	—	—	772
Pension and other postretirement employee benefit plans, net of tax of $442	—	—	—	—	1,239	1,239
Balance at March 31, 2019	16,515	$2	$7,175	$491,176	$(66,109)	$432,244
Net loss	—	—	—	(424)	—	(424)
Performance share, restricted stock unit, and stock option awards	—	—	1,211	—	—	1,211
Pension and other postretirement employee benefit plans, net of tax of $475	—	—	—	—	1,334	1,334
Balance at June 30, 2019	16,515	$2	$8,386	$490,752	$(64,775)	$434,365
Net loss	—	—	—	(10,973)	—	(10,973)
Performance share, restricted stock unit, and stock option awards	—	—	467	—	—	467
Pension and other postretirement employee benefit plans, net of tax of $459	—	—	—	—	1,286	1,286
Balance at September 30, 2019	16,515	$2	$8,853	$479,779	$(63,489)	$425,145

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
FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The accompanying Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, and the related Consolidated Statements of Operations, Comprehensive Income and Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. We believe that all adjustments necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or SEC, on March 18, 2019. Certain 2018 amounts have been reclassified to conform to the 2019 presentation.
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
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
We consider all highly liquid instruments with maturities of three months or less at date of purchase to be cash equivalents. Cash that is held by a third party and has restrictions on its availability to us is classified as restricted cash. The following table provides details of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

(In thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$7,815	$22,484	$76,150
Restricted cash	1,440	—	1,080
Restricted cash included in other assets, net	1,040	2,463	2,457
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$10,295	$24,947	$79,687

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
For the nine months ended September 30, 2019, we capitalized $4.9 million of interest expense associated with the construction of a paper machine at our Shelby, North Carolina consumer products facility and $0.8 million of interest expense associated with the construction of a continuous pulp digester at our Lewiston, Idaho pulp and paperboard facility. For the nine months ended September 30, 2018, we capitalized $5.1 million of interest expense associated with the Shelby paper machine and $0.9 million of interest expense associated with the continuous pulp digester project.
We review the carrying amount of long-lived assets with definite lives that are held-for-use and evaluate them for recoverability whenever events or changes in circumstances indicate that we may be unable to recover the carrying amount of the assets.
LEASES
All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use, or ROU, assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short-term leases), and we recognize lease expense for these leases as incurred over the lease term.
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
Trade accounts receivable are reported within Receivables, net, and are stated at the amount we expect to collect. Trade accounts receivable were $156.3 million and $142.8 million at September 30, 2019 and December 31, 2018, respectively. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. As of September 30, 2019 and December 31, 2018, we had allowances for doubtful accounts of $1.4 million and $1.5 million, respectively.

Refer to Note 14, "Segment Information," for further information, including the disaggregation of revenue by segment, primary geographical market, and major product type.
ACCOUNTS RECEIVABLE ARRANGEMENTS
We had an Account Purchase Agreement ("APA") to sell, on a revolving and discounted basis, certain trade accounts receivable balances to an unrelated third-party financial institution. Under the APA, the maximum amount of receivables that could be sold and outstanding was $30.0 million. We retained no interest in the receivables sold under the APA, however, we did have servicing responsibilities for the sold receivables, such as collection. The fair value of the servicing arrangement was not material to our financial statements.
As of September 30, 2019, all amounts collected from customers under the APA had been remitted to the third-party financial institution. At December 31, 2018, we had collected $4.9 million of cash from customers that had not yet been remitted to the third-party financial institution.
During the third quarter of 2019, we entered into an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable with a large customer may be acquired, without recourse, by the financial institution at a discounted rate. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. We have no servicing responsibilities under this agreement.
Receivables sold are de-recognized from our Consolidated Balance Sheet. As of September 30, 2019, we had no sold receivables outstanding being serviced by us. For the nine months ended September 30, 2019, we sold $159.3 million of receivables. The proceeds from these sales of receivables are included within the "Changes in working capital, net" line within operating activities of our Consolidated Statements of Cash Flows. For the nine months ended September 30, 2019, factoring expense on the sale of receivables was $0.7 million, which is included in the "Interest expense, net" line in the Consolidated Statement of Operations. For the nine months ended September 30, 2018, factoring expense was $0.1 million.
ACCOUNTS PAYABLE ARRANGEMENTS
We have entered into supply-chain financing programs with financial intermediaries, which provide certain of our vendors the option to be paid by the financial intermediaries on our trade payables earlier than the due date on the applicable invoice. When a vendor receives an early payment from a financial intermediary on a trade payable for which it invoiced us, we pay that financial intermediary the face amount of the invoice on the regularly scheduled due date. If we reimburse these vendors for certain fees they may incur in connection with receiving an early payment on an invoice, the amount of such invoice that would have otherwise been included in our trade payables is included in our short-term debt. As of December 31, 2018, $20.8 million was included in “Short-term debt” on our Consolidated Balance Sheets related to invoices for which we had reimbursed our vendors’ fees. There were no such amounts as of September 30, 2019.
DERIVATIVES
We had no activity during the three and nine months ended September 30, 2019 and 2018 that required hedge or derivative accounting treatment. To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas requirements for our manufacturing facilities, which were reported through "Cost of sales" on our Consolidated Statements of Operations. As of September 30, 2019, these contracts covered approximately 47% of our expected average monthly natural gas requirements for the remainder of 2019, and a lesser amount for 2020. These contracts qualify for treatment as “normal purchases or normal sales” under authoritative guidance and thus required no mark-to-market adjustment.

NOTE 2 Recently Adopted and New Accounting Standards
RECENTLY ADOPTED ACCOUNTING STANDARDS
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842. The new guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of Topic 842 had a material impact on our Consolidated Balance Sheet due to the recognition of right-of-use assets of approximately $83 million and lease liabilities of approximately $88 million as of January 1, 2019. The difference between these lease assets and lease liabilities represents deferred rent balances that were reclassified on the balance sheet. The adoption of Topic 842 did not have a material impact on our Consolidated Statement of Operations or our Consolidated Statement of Cash Flows. We will continue to report periods prior to January 1, 2019 under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases". Refer to Note 4, "Leases", for further discussion.
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
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable or not material to our business.
NOTE 3 Inventories & Property, Plant and Equipment
Inventories at the balance sheet dates consist of:

(In thousands)	September 30, 2019	December 31, 2018
Pulp, paperboard and tissue products	$166,063	$159,499
Materials and supplies	93,965	86,892
Logs, pulpwood, chips and sawdust	22,367	19,853
	$282,395	$266,244

Property, Plant and Equipment at the balance sheet dates consist of:

(In thousands)	September 30, 2019	December 31, 2018
Machinery and equipment	$2,341,596	$2,161,306
Buildings and improvements	479,359	381,071
Land improvements	95,914	84,525
Office and other equipment	52,491	49,980
Land	10,756	10,756
Construction in progress	58,348	273,291
	$3,038,464	$2,960,929
Less accumulated depreciation and amortization	(1,764,990)	(1,691,658)
	$1,273,474	$1,269,271

NOTE 4 Leases

Our adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires us to recognize substantially all leases on the balance sheet as a ROU asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below. We adopted this standard on the effective date of January 1, 2019 and used this effective date as the date of initial application. Under this application method, we were not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. We elected the ‘package of practical expedients’ which permitted us to not reassess our prior conclusions related to lease identification, lease classification and initial direct costs, as well as the practical expedient to not reassess certain land easements. We did not elect the use of hindsight. We combine ROU asset amortization and the change in the lease liability in the same line item on the Consolidated Statements of Cash Flows.

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

Lease ROU assets and liabilities are recognized at the commencement date of the lease. Lease ROU assets and liabilities are measured based on the present value of lease payments over the lease term and are reduced by any lease incentives received. When readily determinable, we use the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

Short-term leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of September 30, 2019, our short-term leases were not material. Certain of our leases contain lease and non-lease components that are treated as a single lease component. Our variable lease costs consist primarily of taxes, insurance and common area maintenance. For the three and nine months ended September 30, 2019, sublease income was immaterial to the financial statements.

The tables below present financial information associated with our leases. This information is only presented as of, and for the three and six months ended, September 30, 2019. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

LEASE EXPENSE

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019

Operating lease costs	$4,062	$11,071

Finance lease costs:
Amortization of right-of-use assets	395	1,273
Interest on lease liabilities	466	1,405
Total finance lease costs	861	2,678

Variable lease costs	290	846

Total lease costs	$5,213	$14,595

SUPPLEMENTAL CASH FLOW INFORMATION

Nine Months Ended
(In thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,635
Operating cash flows from finance leases	1,405
Financing cash flows from finance leases	1,023

Non-cash amounts for lease liabilities arising from obtaining right-of-use assets:
Operating leases	$973
Finance leases	493

SUPPLEMENTAL BALANCE SHEET INFORMATION

(In thousands)	Classification	September 30, 2019
Lease ROU Assets
Operating lease assets	Operating lease right-of-use assets	$74,503
Finance lease assets	Property, plant and equipment, net	15,837
Total lease ROU assets		$90,340

Lease Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$13,200
Current finance lease liabilities	Accounts payable and accrued liabilities	1,398
Total current lease liabilities		14,598

Non-current operating lease liabilities	Operating lease liabilities	66,571
Non-current finance lease liabilities	Other long-term obligations	20,929
Total non-current lease liabilities		87,500

Total operating lease liabilities		79,771
Total finance lease liabilities		22,327
Total lease liabilities		$102,098

LEASE TERM AND DISCOUNT RATE

September 30, 2019
Weighted average remaining lease term (years)
Operating leases	6.9
Finance leases	10.9

Weighted average discount rate
Operating leases	4.9%
Finance leases	8.3%

MATURITY OF LEASE LIABILITIES

As of September 30, 2019, our future maturities of lease liabilities were as follows:

(In thousands)	Operating	Finance
2019	$3,964	$774
2020	16,727	3,175
2021	16,019	3,220
2022	15,081	3,128
2023	9,413	2,897
Thereafter	33,661	21,468
Total lease payments	$94,865	$34,662
Less interest portion	(15,094)	(12,335)
Total	$79,771	$22,327

As of December 31, 2018, as previously disclosed in our 2018 Annual Report on Form 10-K, and under the previous lease accounting standard, we had future minimum lease payments as follows:

(In thousands)	Operating	Capital
2019	$12,038	$3,093
2020	11,421	3,062
2021	10,424	3,112
2022	9,489	3,019
2023	7,163	2,789
Thereafter	24,276	21,710
Total future minimum lease payments	$74,811	$36,785
Less interest portion		(13,887)
Present value of future minimum lease payments		$22,898

NOTE 5 Intangible Assets
Intangible assets at the balance sheet dates comprise the following:

	September 30, 2019
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.4	$56,453	$(39,995)	$16,458
Trade names and trademarks	7.4	6,786	(4,800)	1,986
Other intangibles	6.0	572	(291)	281
		$63,811	$(45,086)	$18,725

	December 31, 2018
(Dollars in thousands, lives in years)	Weighted Average Useful Life	Historical Cost	Accumulated Amortization	Net Balance
Customer relationships	9.4	$56,453	$(35,469)	$20,984
Trade names and trademarks	7.4	6,786	(4,029)	2,757
Other intangibles	6.0	572	(233)	339
		$63,811	$(39,731)	$24,080

As of September 30, 2019, estimated future annual amortization is as follows:

(In thousands)	For the Years Ending December 31,
2019	$1,785
2020	3,246
2021	2,917
2022	2,217
2023	2,140
Thereafter	6,420
Total	$18,725

For the three months ended September 30, 2019 and 2018, intangible assets amortization expense was $1.8 million and $1.9 million, respectively. For the nine months ended September 30, 2019 and 2018, intangible assets amortization expense was $5.4 million and $5.8 million, respectively.
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

Our estimated annual effective tax rate for the third quarter of 2019 is approximately 34%, compared with approximately 32% for the comparable interim period in 2018. The annual effective tax rate in 2019 is subject to variation due to several factors, including variability in pre-tax income (or loss), forecasted pre-tax income (or loss), changes in business practices, changes in tax credits and tax law developments. The rate in 2018 reflected the Federal rate reduction enacted by the Tax Cuts and Jobs Act offset by an increase in the rate due to basis differences associated with the goodwill written-off as part of the sale of our Ladysmith facility.
NOTE 7 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities at the balance sheet dates consist of:

(In thousands)	September 30, 2019	December 31, 2018
Trade accounts payable	$141,458	$228,059
Accrued wages, salaries and employee benefits	37,395	41,426
Lease liabilities	14,598	—
Accrued taxes other than income taxes payable	7,037	6,243
Accrued utilities	6,707	6,934
Accrued discounts and allowances	6,502	8,143
Accrued interest	5,322	14,672
Accrued account purchase agreement liabilities	—	4,885
Other	10,544	10,670
	$229,563	$321,032
NOTE 8 Debt
CREDIT AGREEMENTS
On July 26, 2019, we entered into credit agreements with several lenders and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, which included (a) a $300 million Term Loan Credit Agreement (the “Term Loan Credit Agreement”) and (b) a $250 million asset based lending, or ABL, Credit Agreement (the "Term Loan Credit Agreement" and "ABL Credit Agreement" collectively the "Credit Agreements"). At closing, the Term Loan Credit Agreement was fully advanced and $58.0 million was drawn under the ABL Credit Agreement, proceeds of which were used to refinance and terminate our: (a) $200 million credit agreement dated October 31, 2016, as amended, with Wells Fargo Bank, National Association, ("Wells Fargo") as administrative agent, and the lenders party thereto, of which $135.0 million was outstanding and b) the $200 million credit agreement dated October 31, 2016, as amended, with Northwest Farm Credit Services, PCA, ("Farm Credit") as administrative agent, and the lenders party thereto, of which $200.0 million was outstanding (the "Prior Credit Agreements"); pay fees and expenses in connection with the Credit Agreements; and for working capital purposes.
In conjunction with the termination of the Prior Credit Agreements, of which the $200 million credit agreement with Wells Fargo was treated as a modification under Topic 470, "Debt", debt extinguishment costs, consisting of $1.7 million in breakage fees and $1.1 million in unamortized debt issuance costs, were written-off as debt retirement costs during the three months ended September 30, 2019. Unamortized debt issuance costs of $1.6 million, related to the debt modification, are being amortized over the remaining term of the ABL Credit Agreement. We incurred debt issuance costs of $7.1 million, which are allocated and amortized over the respective terms of the Credit Agreements.
As of September 30, 2019, there was $300.0 million outstanding under our Term Loan and $58.0 million outstanding under our ABL Credit Agreement.
The borrowings outstanding under the Prior Credit Agreements as of December 31, 2018 consisted of a combination of short-term floating base rate and LIBOR rate loans, which were classified as current liabilities in our Consolidated Balance Sheet, and $100.0 million of borrowings with a three-year fixed interest rate that was included in “Long-term debt” in our Consolidated Balance Sheet.
The Credit Agreements contain certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. At September 30, 2019, we were in compliance with the Credit Agreements.
Term Loan Credit Agreement
The Term Loan Credit Agreement matures on July 26, 2026. We are required to repay the aggregate outstanding principal amount in quarterly installments on the last day of each March, June, September and December, commencing March 31, 2020, and ending with the last such day to occur prior to the maturity date, in an aggregate amount for each such date equal to the aggregate principal amount of the initial loan amount (as such amount may be adjusted pursuant to the prepayment provisions of the Term Loan Credit Agreement) multiplied by 0.25%. In addition, we must make mandatory prepayments of principal under the Term Loan Credit Agreement upon the occurrence of certain specified events, including certain asset sales (subject to customary reinvestment rights), debt issuances not permitted under the Term Loan Credit Agreement, and based on a percentage, which may vary from 50% to 0% depending on our secured leverage ratio, of annual excess cash flows in excess of certain threshold amounts, less any voluntary prepayments under the Term Loan Credit Agreement. Any remaining outstanding principal balance under the Term Loan Credit Agreement is repayable on the maturity date. Amounts repaid or prepaid by us with respect to the loans under the Term Loan Credit Agreement cannot be reborrowed. We may, at our option, prepay any borrowings under the Term Loan Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
We may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions in an amount not to exceed (1) $100 million, plus (2) the amount of all voluntary prepayments of the Term Loan Credit Agreement (other than prepayments funded with long-term indebtedness), plus (3) an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien secured leverage ratio would not exceed 2.00 to 1.00. Under the Term Loan Credit Agreement, loans generally may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin, when our leverage ratio is (i) less than or equal to 4.25 to 1.00, of 3.00% per annum in the case of LIBOR loans and of 2.00% per annum in the case of annual base rate loans and (ii) greater than 4.25 to 1.00, of 3.25% per annum in the case of LIBOR loans and of 2.25% per annum in the case of annual base rate loans. At September 30, 2019, our applicable margin on LIBOR loans was 3.25%.
ABL Credit Agreement
The ABL Credit Agreement matures on July 26, 2024 and includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Up to $15 million of the ABL Credit Agreement is available for the issuance of letters of credit, of which $5.5 million was utilized at September 30, 2019. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions.

Under the ABL Credit Agreement, loans may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin that is based on availability (as determined under the ABL Credit Agreement) that may vary from 1.25% per annum to 1.75% per annum in the case of LIBOR loans and 0.25% per annum to 0.75% per annum in the case of annual base rate loans. In addition, a commitment fee based on unused availability is also payable which may vary from 0.25% per annum to 0.375% per annum. From July 26, 2019 through September 30, 2019, our weighted average interest rate was 3.8%. At September 30, 2019, we were able to borrow with an applicable margin of 1.25% on LIBOR loans and our commitment fee rate was 0.375%.
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when availability falls below a certain threshold.
NOTE 9 Other Long-Term Obligations
Other long-term obligations at the balance sheet dates consist of:

(In thousands)	September 30, 2019	December 31, 2018
Finance lease obligations, net of current portion	$20,929	$21,589
Deferred compensation	4,471	2,585
Deferred proceeds	3,955	4,511
Other	4,635	10,292
	$33,990	$38,977
NOTE 10 Pension and Other Postretirement Employee Benefit Plans
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit, or OPEB, plans for the periods presented:

	Three Months Ended September 30,
(In thousands)	2019	2018	2019	2018
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$609	$447	$23	$34
Interest cost	3,110	3,005	700	609
Expected return on plan assets	(4,134)	(4,250)	—	—
Amortization of prior service credit	—	—	—	(419)
Amortization of actuarial loss (gain)	1,844	2,515	(99)	(226)
Net periodic cost (benefit)	$1,429	$1,717	$624	$(2)

	Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$1,828	$1,342	$68	$102
Interest cost	9,333	9,015	2,099	1,827
Expected return on plan assets	(12,401)	(12,751)	—	—
Amortization of prior service credit	—	—	—	(1,257)
Amortization of actuarial loss (gain)	5,529	7,543	(294)	(677)
Net periodic cost (benefit)	$4,289	$5,149	$1,873	$(5)
During the nine months ended September 30, 2019 and 2018, we made no contributions to our qualified pension plans. We do not expect, nor are we required, to make contributions in 2019.
During the nine months ended September 30, 2019, we made contributions of $0.3 million to our company-sponsored non-qualified pension plan. We estimate contributions will total $0.4 million in 2019. We do not anticipate funding our OPEB plans in 2019 except to pay benefit costs as incurred during the year by plan participants.

We record the service component of net periodic cost (benefit) as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service components of net periodic cost (benefit) are recorded to "Non-operating pension and other postretirement benefit costs (income)" on our Consolidated Statements of Operations.
NOTE 11 Earnings per Share
Basic (loss) earnings per share is based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires the effect of potentially dilutive common stock equivalents be excluded from the calculation of diluted earnings per share for the periods in which net losses are reported because the effect is anti-dilutive.
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted-average common shares outstanding[1]	16,538,569	16,486,935	16,531,195	16,492,843
Incremental shares due to:
Restricted stock units	—	22,461	—	27,893
Performance shares	—	54,253	—	52,508
Stock options	—	—	—	60
Diluted weighted-average common shares outstanding	16,538,569	16,563,649	16,531,195	16,573,304

Basic net (loss) earnings per common share	$(0.66)	$2.09	$(0.46)	$2.67
Diluted net (loss) earnings per common share	(0.66)	2.08	(0.46)	2.66

Anti-dilutive shares excluded from calculation	1,060,643	985,312	1,040,544	935,037

[1]	Basic weighted-average common shares outstanding includes restricted stock unit awards that are fully vested, but are deferred for future issuance.
NOTE 12 Equity-Based Compensation
We recognize equity-based compensation expense for all equity-based payment awards made to employees and directors, including restricted stock units, or RSUs, performance shares and stock options, based on estimated fair values.
EMPLOYEE AWARDS
Employee equity-based compensation expense (income) was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Restricted stock units	$794	$595	$1,975	$1,599
Performance shares	(682)	499	(164)	1,409
Stock options	357	639	1,047	1,767
Total employee equity-based compensation expense	$469	$1,733	$2,858	$4,775
As provided in the Clearwater Paper Corporation 2017 Stock Incentive Plan, the performance measure used to determine the number of performance shares ultimately issuable for performance shares granted in 2019 is a free cash flow performance measure for 70% of the performance share awards. For the remaining 30% of the grants, a return on invested capital measure is used. The combined performance of these measures is then subject to an adjustment (increase or decrease) of up to 25% based on our total shareholder return, or TSR, compared to the TSR performance of a selected index. The number of performance shares actually issued, as a percentage of the amount subject to the performance share award, could range from 0%-200%. Throughout the service periods we assess the probability of achieving the performance conditions for our applicable performance share grants, and expense is recognized based on the probable outcomes.

During the nine months ended September 30, 2019, 47,504 RSUs were settled and distributed. After adjusting for minimum tax withholdings, a net 32,992 shares were issued. In connection with the issued RSUs, the minimum tax withholding payments made during the nine months ended September 30, 2019 totaled $0.4 million.
During the nine months ended September 30, 2019, we had 75,223 stock option awards expire with a weighted-average exercise price of $51.69. At September 30, 2019, we had 515,438 stock option awards that were exercisable with a weighted-average exercise price of $51.19.
The following table summarizes the number of share-based awards granted under the Clearwater Paper Corporation 2017 Stock Incentive Plan during the nine months ended September 30, 2019 and the grant-date fair value of the awards:

	Nine Months Ended
	September 30, 2019
	Number of Shares Subject to Award	Weighted-Average Fair Value of Award Per Share
Restricted stock units	137,037	$26.61
Performance shares	151,664	26.60
DIRECTOR AWARDS
Annually, each outside member of our Board of Directors receives deferred equity-based awards that are measured in units of our common stock and ultimately settled in cash at the time of payment. Accordingly, the compensation expense associated with these awards is subject to fluctuations each quarter based on mark-to-market adjustments at each reporting period in line with changes in the market price of our common stock. As a result of the mark-to-market adjustment, we recorded director equity-based compensation expense of $0.4 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, we recorded director equity-based compensation expense of $0.1 million and a benefit of $1.9 million, respectively.
As of September 30, 2019, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on the accompanying Consolidated Balance Sheet were $2.2 million. At December 31, 2018, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" totaled $0.8 million and $1.3 million, respectively.
NOTE 13 Fair Value Measurements
The estimated fair values of our financial instruments at the dates presented below are as follows:

	September 30,		December 31,
	2019		2018
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Cash, cash equivalents and restricted cash (Level 1)	$10,295	$10,295	$24,947	$24,947
Short-term borrowings under revolving credit agreements (Level 2)	58,000	58,000	100,000	99,909
Other short-term debt (Level 1)	—	—	20,833	20,833
Long-term debt (Level 2)	875,000	863,340	675,000	612,546
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
Cash, cash equivalents and restricted cash, borrowings under the revolving credit agreements, other short-term debt and long-term debt are the only items measured at fair value on a recurring basis.
For cash, cash equivalents, restricted cash and any revolving line of credit borrowings, the carrying amount approximates fair value due to the short-term nature of these financial instruments.

The fair value of our long-term debt is estimated based upon quoted market prices for similar debt issues or estimated based on average market prices for comparable debt when there is no quoted market price.
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

The table below presents information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Segment net sales:
Consumer Products	$228,544	$211,642	$676,220	$672,069
Pulp and Paperboard	216,644	214,818	649,740	623,442
Total segment net sales	$445,188	$426,460	$1,325,960	$1,295,511

Earnings (loss) before income taxes:
Consumer Products[1]	$(4,438)	$(1,269)	$(8,300)	$(3,244)
Gain on divested assets	—	22,944	—	22,944
Pulp and Paperboard[1]	17,098	38,280	80,073	98,626
	12,660	59,955	71,773	118,326
Corporate[1]	(15,120)	(13,055)	(44,530)	(41,506)
(Loss) income from operations	(2,460)	46,900	27,243	76,820
Interest expense, net	(13,077)	(7,547)	(32,477)	(23,290)
Debt retirement costs	(2,725)	—	(2,725)	—
Non-operating pension and other postretirement benefit costs	(1,421)	(1,234)	(4,266)	(3,700)
(Loss) earnings before income taxes	$(19,683)	$38,119	$(12,225)	$49,830

Depreciation and amortization:
Consumer Products	$19,025	$14,447	$51,227	$42,964
Pulp and Paperboard	11,168	9,316	30,144	28,106
Corporate	1,797	1,579	4,972	4,616
Total depreciation and amortization	$31,990	$25,342	$86,343	$75,686

[1]
Income (loss) from operations for the Consumer Products, Pulp and Paperboard and Corporate segments for the nine months ended September 30, 2018 include $1.7 million, $0.5 million and $4.2 million, respectively, of expenses associated with our selling, general and administrative cost control measures.

For the nine months ended September 30, 2019, no customer accounted for more than 10% of our total company net sales. For the nine months ended September 30, 2018, one customer in our Consumer Products segment, the Kroger Company, accounted for approximately 11.9% of our total company net sales.

Net sales, classified by the major geographic areas in which our customers are located and by major products, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Primary geographical markets:
United States	$424,743	$404,593	$1,270,944	$1,237,644
Other countries	20,445	21,867	55,016	57,867
Total net sales	$445,188	$426,460	$1,325,960	$1,295,511

Major products:
Paperboard	$215,370	$214,818	$644,565	$623,442
Retail tissue	215,255	183,948	630,354	601,557
Non-retail tissue	12,421	27,624	43,153	68,348
Other	2,142	70	7,888	2,164
Total net sales	$445,188	$426,460	$1,325,960	$1,295,511

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
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2019

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$416,293	$67,869	$(38,974)	$445,188
Costs and expenses:
Cost of sales	(396,794)	(60,240)	38,330	(418,704)
Selling, general and administrative expenses	(24,255)	(4,689)	—	(28,944)
Total operating costs and expenses	(421,049)	(64,929)	38,330	(447,648)
(Loss) income from operations	(4,756)	2,940	(644)	(2,460)
Interest expense, net	(13,076)	(1)	—	(13,077)
Debt retirement costs	(2,725)	—	—	(2,725)
Non-operating pension and other postretirement benefit costs	(1,421)	—	—	(1,421)
(Loss) earnings before income taxes	(21,978)	2,939	(644)	(19,683)
Income tax benefit (provision)	13,996	(1,397)	(3,889)	8,710
Equity in income of subsidiary	1,542	—	(1,542)	—
Net (loss) earnings	$(6,440)	$1,542	$(6,075)	$(10,973)
Other comprehensive income, net of tax	1,286	—	—	1,286
Comprehensive (loss) income	$(5,154)	$1,542	$(6,075)	$(9,687)

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2019

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,250,145	$203,094	$(127,279)	$1,325,960
Costs and expenses:
Cost of sales	(1,154,834)	(181,741)	123,800	(1,212,775)
Selling, general and administrative expenses	(71,578)	(14,364)	—	(85,942)
Total operating costs and expenses	(1,226,412)	(196,105)	123,800	(1,298,717)
Income from operations	23,733	6,989	(3,479)	27,243
Interest expense, net	(32,338)	(139)	—	(32,477)
Debt retirement costs	(2,725)	—	—	(2,725)
Non-operating pension and other postretirement benefit costs	(4,266)	—	—	(4,266)
(Loss) earnings before income taxes	(15,596)	6,850	(3,479)	(12,225)
Income tax benefit (provision)	10,221	(1,821)	(3,735)	4,665
Equity in income of subsidiary	5,029	—	(5,029)	—
Net (loss) earnings	$(346)	$5,029	$(12,243)	$(7,560)
Other comprehensive income, net of tax	3,859	—	—	3,859
Comprehensive income	$3,513	$5,029	$(12,243)	$(3,701)
Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$426,816	$50,340	$(50,696)	$426,460
Costs and expenses:
Cost of sales	(383,737)	(45,693)	53,209	(376,221)
Selling, general and administrative expenses	(20,721)	(5,562)	—	(26,283)
Gain on divested assets, net	—	22,944	—	22,944
Total operating costs and expenses	(404,458)	(28,311)	53,209	(379,560)
Income from operations	22,358	22,029	2,513	46,900
Interest expense, net	(7,366)	(181)	—	(7,547)
Non-operating pension and other postretirement benefit costs	(1,234)	—	—	(1,234)
Earnings before income taxes	13,758	21,848	2,513	38,119
Income tax benefit (provision)	1,748	(5,043)	(380)	(3,675)
Equity in income of subsidiary	16,805	—	(16,805)	—
Net earnings	$32,311	$16,805	$(14,672)	$34,444
Other comprehensive income, net of tax	1,378	—	—	1,378
Comprehensive income	$33,689	$16,805	$(14,672)	$35,822

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,315,819	$150,866	$(171,174)	$1,295,511
Costs and expenses:
Cost of sales	(1,190,954)	(133,971)	169,117	(1,155,808)
Selling, general and administrative expenses	(69,579)	(16,248)	—	(85,827)
Gain on divested assets, net	—	22,944	—	22,944
Total operating costs and expenses	(1,260,533)	(127,275)	169,117	(1,218,691)
Income from operations	55,286	23,591	(2,057)	76,820
Interest expense, net	(22,922)	(368)	—	(23,290)
Non-operating pension and other postretirement benefit costs	(3,700)	—	—	(3,700)
Earnings before income taxes	28,664	23,223	(2,057)	49,830
Income tax provision	(1,208)	(5,242)	625	(5,825)
Equity in income of subsidiary	17,981	—	(17,981)	—
Net earnings	$45,437	$17,981	$(19,413)	$44,005
Other comprehensive income, net of tax	4,133	—	—	4,133
Comprehensive income	$49,570	$17,981	$(19,413)	$48,138

Clearwater Paper Corporation
Consolidating Balance Sheet
At September 30, 2019

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$7,815	$—	$—	$7,815
Restricted cash	1,440	—	—	1,440
Receivables, net	139,201	18,728	—	157,929
Taxes receivable	6,716	24	(19)	6,721
Inventories	246,211	39,663	(3,479)	282,395
Other current assets	7,725	235	—	7,960
Total current assets	409,108	58,650	(3,498)	464,260
Property, plant and equipment, net	1,202,690	70,784	—	1,273,474
Operating lease right-of-use assets	69,211	5,292	—	74,503
Goodwill	35,074	—	—	35,074
Intangible assets, net	261	18,464	—	18,725
Intercompany (payable) receivable	(72,415)	68,936	3,479	—
Investment in subsidiary	180,330	—	(180,330)	—
Other assets, net	13,906	2,960	(1,825)	15,041
TOTAL ASSETS	$1,838,165	$225,086	$(182,174)	$1,881,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$58,000	$—	$—	$58,000
Accounts payable and accrued liabilities	211,805	17,777	(19)	229,563
Current liability for pension and other postretirement employee benefits	7,430	—	—	7,430
Total current liabilities	277,235	17,777	(19)	294,993
Long-term debt	866,702	—	—	866,702
Operating lease liabilities	62,792	3,779	—	66,571
Liability for pension and other postretirement employee benefits	73,738	—	—	73,738
Other long-term obligations	33,990	—	—	33,990
Accrued taxes	2,186	884	—	3,070
Deferred tax liabilities	96,377	22,316	(1,825)	116,868
TOTAL LIABILITIES	1,413,020	44,756	(1,844)	1,455,932
Stockholders’ equity excluding accumulated other comprehensive loss	488,634	180,330	(180,330)	488,634
Accumulated other comprehensive loss, net of tax	(63,489)	—	—	(63,489)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,838,165	$225,086	$(182,174)	$1,881,077

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$22,484	$—	$—	$22,484
Receivables, net	127,952	17,567	—	145,519
Taxes receivable	16,634	41	(10,374)	6,301
Inventories	222,960	48,361	(5,077)	266,244
Other current assets	3,346	53	—	3,399
Total current assets	393,376	66,022	(15,451)	443,947
Property, plant and equipment, net	1,192,716	76,555	—	1,269,271
Goodwill	35,074	—	—	35,074
Intangible assets, net	1,045	23,035	—	24,080
Intercompany (payable) receivable	(62,846)	57,769	5,077	—
Investment in subsidiary	175,301	—	(175,301)	—
Other assets, net	14,839	2,618	(1,711)	15,746
TOTAL ASSETS	$1,749,505	$225,999	$(187,386)	$1,788,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$120,833	$—	$—	$120,833
Accounts payable and accrued liabilities	299,715	31,691	(10,374)	321,032
Current liability for pension and other postretirement employee benefits	7,430	—	—	7,430
Total current liabilities	427,978	31,691	(10,374)	449,295
Long-term debt	671,292	—	—	671,292
Liability for pension and other postretirement employee benefits	78,191	—	—	78,191
Other long-term obligations	38,977	—	—	38,977
Accrued taxes	1,918	867	—	2,785
Deferred tax liabilities	104,753	18,140	(1,711)	121,182
TOTAL LIABILITIES	1,323,109	50,698	(12,085)	1,361,722
Stockholders’ equity excluding accumulated other comprehensive loss	493,744	175,301	(175,301)	493,744
Accumulated other comprehensive loss, net of tax	(67,348)	—	—	(67,348)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,749,505	$225,999	$(187,386)	$1,788,118

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(346)	$5,029	$(12,243)	$(7,560)
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	74,186	12,157	—	86,343
Equity-based compensation expense	2,959	—	—	2,959
Deferred taxes	(10,286)	4,263	—	(6,023)
Employee benefit plans	1,006	—	—	1,006
Amortization of deferred issuance costs on debt	1,452	—	—	1,452
Loss on retirement of debt	2,725	—	—	2,725
Other non-cash activity, net	734	(10)		724
Changes in working capital, net	(111,631)	2,504	10,861	(98,266)
Changes in taxes receivable	9,918	17	(10,355)	(420)
Other, net	1,086	(261)	—	825
Net cash flows from operating activities	(28,197)	23,699	(11,737)	(16,235)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(124,111)	(1,683)	—	(125,794)
Other, net	4	10	—	14
Net cash flows from investing activities	(124,107)	(1,673)	—	(125,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	296,146	—	—	296,146
Repayments of borrowings on long-term debt	(101,671)	—	—	(101,671)
Borrowings on short-term debt	534,877	—	—	534,877
Repayments of borrowings on short-term debt	(598,715)	—	—	(598,715)
Payments for debt issuance costs	(1,844)	—	—	(1,844)
Investment from (to) parent	10,289	(22,026)	11,737	—
Other, net	(1,430)	—	—	(1,430)
Net cash flows from financing activities	137,652	(22,026)	11,737	127,363
Decrease in cash, cash equivalents and restricted cash	(14,652)	—	—	(14,652)
Cash, cash equivalents and restricted cash at beginning of period	24,947	—	—	24,947
Cash, cash equivalents and restricted cash at end of period	$10,295	$—	$—	$10,295

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018

(In thousands)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$45,437	$17,981	$(19,413)	$44,005
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	59,632	16,054	—	75,686
Equity-based compensation expense	2,845	—	—	2,845
Deferred taxes	10,662	(6,732)	—	3,930
Employee benefit plans	102	—	—	102
Deferred issuance costs on long term debt	943	—	—	943
Gain on divested assets	—	(25,510)	—	(25,510)
Other non-cash activity, net	84	—	—	84
Changes in working capital, net	22,045	(7,383)	(7,260)	7,402
Changes in taxes receivable	8,053	26	5,455	13,534
Other, net	(1,800)	(122)	—	(1,922)
Net cash flows from operating activities	148,003	(5,686)	(21,218)	121,099
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(172,434)	(1,600)	—	(174,034)
Net proceeds from divested assets	70,930	—	—	70,930
Other, net	793	14	—	807
Net cash flows from investing activities	(100,711)	(1,586)	—	(102,297)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on short-term debt	322,454	—	—	322,454
Repayments of borrowings on short-term debt	(277,454)	—	—	(277,454)
Investment (to) from parent	(28,490)	7,272	21,218	—
Other, net	(853)	—	—	(853)
Net cash flows from financing activities	15,657	7,272	21,218	44,147
Increase in cash, cash equivalents and restricted cash	62,949	—	—	62,949
Cash, cash equivalents and restricted cash at beginning of period	16,738	—	—	16,738
Cash, cash equivalents and restricted cash at end of period	$79,687	$—	$—	$79,687

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Our disclosure, discussion and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding accounting standards; production quality and quantity, costs and timing associated with the expansion of our Shelby, North Carolina facility; components and trends; our strengths and related benefits; competitive market conditions; operating costs and input usage and costs, including energy costs and usage; major maintenance schedule and costs; tax rates; cash flows; raw materials; capital resources and expenditures; expected contributions to benefit plans; strategic projects and related costs and benefits; return on investment from capital projects; liquidity; debt and finance arrangements, including compliance with covenants; capitalized interest; interest expenses and the outcome of legal proceedings. Words such as anticipate, expect, intend, plan, target, project, believe, schedule, estimate, may, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2018 Form 10-K, as well as the following:

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
Recent Events
Debt Refinancing
On July 26, 2019, we completed the refinancing of our secured revolving credit facilities with a seven-year term loan credit agreement and a five-year revolving credit facility provided under an asset based loan credit facility. Refer to the "Liquidity and Capital Resources" discussion, under the heading "Credit Agreements," for additional information.
Shelby Expansion Project
During the second quarter of 2019, we began production on our new tissue machine at our facility in Shelby, North Carolina. The new tissue machine will produce a variety of high-quality private label ultra and premium bath, paper towel and napkin products. At full production capacity, it is expected to produce approximately 70,000 to 75,000 tons of tissue products annually. The total cost for the project includes approximately $360 million for the tissue machine, converting equipment and buildings, and approximately $60 million for warehouse expansion that consolidated southeastern warehousing in Shelby.
We project that the new tissue machine at this facility will attain a full production run-rate in mid-2020. During the nine months ended September 30, 2019, we incurred costs of $51.7 million on construction related activities and the new tissue machine in Shelby. We also capitalized $4.9 million of interest during the nine months ended September 30, 2019 related to the Shelby expansion. We have incurred additional labor, operating supply and energy related costs associated with ramping up production of the new machine, and our inventory levels have also increased in connection with the ramp-up.
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

In recent years, the industry has experienced an increase in ultra and premium tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity as well as added conventional tissue capacity. Demand and pricing for consumer tissue products is currently being affected by this increased capacity, as well as changing dynamics in the at-home tissue segment as a result of changing consumer purchasing habits, consolidations and new entrants in the consumer retail channel, and new and evolving sales and distribution channels. These changing conditions contributed to a very competitive environment for consumer tissue over the past several years, which has continued through the first nine months of 2019.

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

Cost of sales
	Three Months Ended September 30,
(Dollars in thousands)	2019		2018
	Cost	Percentage of Sales	Cost[3]	Percentage of Sales	Cost Variance
Wages and benefits	$74,004	16.6%	$70,143	16.4%	$3,861
Purchased pulp	50,916	11.4	45,347	10.7	5,569
Transportation[1]	47,705	10.7	44,264	10.4	3,441
Chemicals	42,151	9.5	43,096	10.1	(945)
Chips, sawdust and logs	40,765	9.2	41,535	9.7	(770)
Packaging and operating supplies	40,479	9.1	36,399	8.5	4,080
Depreciation	28,371	6.4	21,790	5.1	6,581
Energy	21,064	4.7	22,715	5.3	(1,651)
Maintenance and repairs[2]	32,623	7.3	19,968	4.7	12,655
	378,078	84.9	345,257	80.9	32,821
Other operating costs	40,626	9.2	30,964	7.3	9,662
Total cost of sales	$418,704	94.1%	$376,221	88.2%	$42,483

	Nine Months Ended September 30,
(Dollars in thousands)	2019		2018
	Cost	Percentage of Sales	Cost[3]	Percentage of Sales	Cost Variance
Wages and benefits	$213,019	16.1%	$213,316	16.4%	$(297)
Purchased pulp	154,528	11.6	138,614	10.7	15,914
Transportation[1]	146,954	11.1	155,131	12.0	(8,177)
Chemicals	125,856	9.5	130,719	10.0	(4,863)
Chips, sawdust and logs	124,300	9.4	123,902	9.6	398
Packaging and operating supplies	114,941	8.7	111,710	8.7	3,231
Depreciation	75,910	5.7	65,086	5.0	10,824
Energy	70,400	5.3	64,879	5.0	5,521
Maintenance and repairs[2]	67,782	5.1	55,425	4.3	12,357
	1,093,690	82.5	1,058,782	81.7	34,908
Other operating costs	119,085	9.0	97,026	7.5	22,059
Total cost of sales	$1,212,775	91.5%	$1,155,808	89.2%	$56,967

[1]	Includes internal and external transportation costs.

[2]	Excludes related labor costs.

[3]	Certain 2018 operating costs were reclassified to conform to the 2019 presentation.

Wages and benefits. Costs related to our employees primarily consist of wages and related benefit costs and payroll taxes. Wage and benefit costs increased for the three months ended September 30, 2019, compared to the same period in 2018, due primarily to increased headcount at our Shelby, North Carolina facility and annual wage increases, partially offset by reduced headcount resulting from the sale of our Ladysmith, Wisconsin facility in August 2018 and the favorable impact in 2019 of selling, general and administrative, or SG&A, cost reduction efforts implemented throughout 2018. For the nine months ended September 30, 2019, wage and benefit costs were flat compared to the same period in 2018, as reduced headcount related to the sale of our Ladysmith facility and the impact of the SG&A cost reduction efforts were offset by increased headcount at our North Carolina facility and annual wage increases.

Purchased pulp. We purchase a significant amount of the pulp needed to manufacture our consumer products and, to a lesser extent our paperboard, from external suppliers. Purchased pulp costs increased in the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily as a result of increased purchases of external pulp resulting from a major maintenance outage at our Idaho pulp manufacturing facility in the third quarter of 2019 and the ramp-up of production on our new tissue machine in North Carolina.
Transportation. Fuel prices, mileage driven and line-haul rates largely impact transportation costs for the delivery of raw materials to our manufacturing facilities, internal inventory transfers and the delivery of our finished products to customers. Changing fuel prices particularly affect our margins for consumer products because we supply customers throughout the United States and transport unconverted parent rolls from our tissue mills to our tissue converting facilities. Transportation costs increased in the three months ended September 30, 2019, compared to the same period in 2018, due primarily to increased retail tissue case shipments for our Consumer Products segment, partially offset by reductions in internal tissue parent roll and finished good shipments as a result of the ramp-up of production on the new tissue machine and converting lines in North Carolina. Transportation costs decreased in the nine months ended September 30, 2019, compared to the same period in 2018, due largely to production from the new tissue machine and converting lines in North Carolina that reduced internal shipments, as well as improvements in our Consumer Products segment's operating model resulting in lower miles shipped overall and lower line haul-rates, partially offset by increased retail tissue case shipments.
Chips, sawdust and logs. We purchase chips, sawdust and logs to manufacture pulp. We source residual wood fibers under both long-term and short-term supply agreements, as well as in the spot market. Chips, sawdust and log costs were essentially flat for both the three and nine months ended September 30, 2019, compared to the same periods in 2018. For the three month period, the benefit of lower residual pricing for our Idaho pulp and paperboard facility, as well as lower usage at that facility due to the major maintenance outage in the third quarter of 2019, was offset by higher residual pricing for our Arkansas pulp and paperboard facility due to inclement weather. For the nine month period, unfavorable residual pricing at both our Idaho and Arkansas pulp and paperboard facilities for the nine months ended September 30, 2019 was offset by lower residual usage as a result of the major maintenance outage at the Idaho facility and unplanned downtime at the same facility.
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
Chemical costs decreased in the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to favorable pricing on polyethylene, caustic and latex, as well as the sale of our Ladysmith manufacturing facility in 2018.
Packaging and operating supplies. As a significant producer of private label consumer tissue products, we package to order for retail chains, wholesalers and cooperative buying organizations. Under our agreements with those customers, we are responsible for the expenses related to the unique packaging of our products for direct retail sale to their consumers. Packaging and operating supplies costs increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due primarily to increased retail sales volumes at our Consumer Products segment and increased operating supplies usage as a result of the planned major maintenance outage at our Idaho pulp and paperboard facility in the third quarter of 2019.
Depreciation. We record substantially all of our depreciation expense associated with our plant and equipment in "Cost of sales" on our Consolidated Statements of Operations. Depreciation expense for the three and nine months ended September 30, 2019 increased compared to the same periods in 2018 due primarily to the startup of the new Shelby tissue machine and two converting lines, and the resulting commencement of depreciation for these assets, in 2019, as well as additional depreciation expense recorded in association with a review of depreciable lives and remaining salvage values for certain of our fixed assets.
Energy. We use energy in the form of electricity, hog fuel, steam and natural gas to operate our mills. Energy prices may fluctuate widely from period-to-period primarily due to volatility in temperatures and electricity and natural gas rates. We generally strive to reduce our exposure to volatile energy prices through conservation. In addition, a co-generation facility that produces steam and electricity at our Idaho manufacturing site helps to lower our energy costs. Energy costs for the three months ended September 30, 2019 decreased compared to the same period in 2018 due primarily to the sale of our Ladysmith facility in 2018, partially offset by increased natural gas usage in the third quarter of 2019 related to the planned major maintenance at our Idaho pulp and paperboard facility. Energy costs increased for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to a regional pipeline disruption in the first quarter of 2019 that caused natural gas prices to increase at our Lewiston, Idaho facility, combined with the increased natural gas usage at our Idaho pulp and paperboard facility related to the planned major maintenance, partially offset by the sale of our Ladysmith facility in 2018 and lower electricity prices.
To help mitigate our exposure to changes in natural gas prices, we use firm-price contracts to supply a portion of our natural gas requirements. As of September 30, 2019, these contracts covered approximately 47% of our expected average monthly natural gas requirements for the remainder of 2019, and a lesser amount for 2020.

Maintenance and repairs. We regularly incur significant costs to maintain our manufacturing equipment. We perform routine maintenance on our machines and periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. Major equipment maintenance and repairs in our Pulp and Paperboard segment also require maintenance shutdowns approximately every 18 to 24 months at both our Idaho and Arkansas facilities, which increase costs and may reduce net sales in the quarters in which the major maintenance shutdowns occur. During the three and nine months ended September 30, 2019, maintenance and repair spending was higher than the same periods in 2018 due to the planned major maintenance that took place at our Idaho pulp and paperboard facility in the third quarter of 2019, as well as increased maintenance associated with the startup of our new tissue machine in North Carolina. We expect our fourth quarter 2019 planned major maintenance costs to be approximately $6 to $7 million at our Arkansas facility.
Other operating costs. Our other operating costs increased $9.7 million and $22.1 million, respectively, for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due mainly to ramp-up costs associated with the Shelby expansion project, increased purchased paper costs and higher inventory related costs.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of compensation and associated expenses for sales and administrative personnel, as well as commission expenses related to sales of our products.
Interest expense
Interest expense for the three and nine months ended September 30, 2019 and 2018 includes interest on our $275 million aggregate principal amount of 4.5% senior notes issued in January 2013 and due 2023, which we refer to as the 2013 Notes, and interest on our $300 million aggregate principal amount of 5.375% senior notes issued in 2014 and due 2025, which we refer to as the 2014 Notes. In addition, interest expense includes interest on amounts drawn on our Term Loan Credit Agreement and ABL Credit Agreement entered into on July 26, 2019, as well as interest prior to July 26, 2019 on the amounts drawn under our prior revolving credit facilities. Interest expense also includes amortization of deferred issuance costs associated with all of our notes, Term Loan Credit Agreement and ABL Credit Agreement. These interest expense amounts are partially offset by capitalized interest associated with major capital project spending.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended September 30,
(Dollars in thousands)	2019		2018
Net sales	$445,188	100.0%	$426,460	100.0%
Costs and expenses:
Cost of sales	(418,704)	94.1	(376,221)	88.2
Selling, general and administrative expenses	(28,944)	6.5	(26,283)	6.2
Gain on divested assets, net	—	—	22,944	5.4
Total operating costs and expenses	(447,648)	100.6	(379,560)	89.0
(Loss) income from operations	(2,460)	0.6	46,900	11.0
Interest expense, net	(13,077)	2.9	(7,547)	1.8
Debt retirement costs	(2,725)	0.6	—	—
Non-operating pension and other postretirement benefit costs	(1,421)	0.3	(1,234)	0.3
(Loss) earnings before income taxes	(19,683)	4.4	38,119	8.9
Income tax benefit (provision)	8,710	1.9	(3,675)	0.8
Net (loss) earnings	$(10,973)	2.5%	$34,444	8.1%
Net sales—Third quarter 2019 net sales increased compared to the third quarter of 2018, due to higher net paperboard and tissue prices and retail tissue shipments, partially offset by lower non-retail tissue shipments primarily resulting from the sale of our Ladysmith, Wisconsin facility in August 2018. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 94.1% of net sales for the third quarter of 2019 and 88.2% of net sales for the same period in 2018. Our overall cost of sales was $42.5 million higher than the third quarter of 2018, primarily due to costs associated with the planned major maintenance at our Idaho pulp and paperboard facility in the third quarter of 2019, higher purchased pulp costs and increased depreciation expense and ramp-up costs associated with our new paper machine and converting lines at our North Carolina facility.
Selling, general and administrative expenses—Selling, general and administrative expenses for the third quarter of 2019 increased compared to the third quarter of 2018. The increase was primarily due to higher professional fees in the third quarter of 2019 compared to the third quarter of 2018.
Gain on divested assets—On August 21, 2018, we sold our Ladysmith facility for net cash proceeds of approximately $71.0 million. In total, we recorded $22.9 million of gain on the sale in the third quarter of 2018, which included $34.0 million of net assets sold, $14.0 million of goodwill write-off and other expenses related to the sale.
Interest expense—Interest expense for the third quarter of 2019 was $5.5 million higher than the third quarter of 2018 due to higher interest expense associated with a larger average balance on our revolving credit facilities and lower capitalized interest.
Debt retirement costs—In association with the refinancing of our prior revolving credit facilities in the third quarter of 2019, we incurred $2.7 million of debt retirement costs, which consisted largely of breakage fees of $1.7 million and the write-off of unamortized deferred fees associated with the prior credit facilities.
Income tax benefit (provision)—We recorded an income tax benefit of $8.7 million for the three months ended September 30, 2019, compared to a $3.7 million provision in the same period of 2018. The rate determined under generally accepted accounting principles, or GAAP, for the three months ended September 30, 2019 was a benefit of approximately 44%, compared to a provision of approximately 10% for the same period of 2018. The rate for the third quarter of 2018 included the benefit of federal income tax credits while the tax benefit for 2019 resulted from the pre-tax loss for the quarter.

Discussion of Business Segments
Consumer Products

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2019	2018
Net sales	$228,544	$211,642
Operating (loss) income	(4,438)	21,675
Percent of net sales	(1.9)%	10.2%

Shipments (short tons)
Retail	79,526	70,335
Non-retail	6,882	18,525
Total tissue tons	86,408	88,860
Converted products cases (in thousands)	13,162	11,789

Sales price (per short ton)
Retail	$2,707	$2,615
Non-retail	1,805	1,491
Total tissue	$2,635	$2,381
Net sales for the Consumer Products segment during the third quarter of 2019 increased by $16.9 million compared to the third quarter of 2018 due to higher retail tissue volumes sold, increased average selling prices for both retail and non-retail tissue products, and a favorable mix shift to a higher percentage of retail shipments, partially offset by a reduction in non-retail sales volume resulting from the sale of our Ladysmith facility in August 2018.
The segment had an operating loss of $4.4 million for the third quarter of 2019, compared to operating income of $21.7 million in the third quarter of 2018 that included a gain of $22.9 million on the sale of our Ladysmith facility. Excluding this gain, the larger loss for the third quarter of 2019 was primarily attributable to higher pulp costs and increased depreciation expense and ramp-up costs associated with our Shelby expansion project.
Pulp and Paperboard

	Three Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2019	2018
Net sales	$216,644	$214,818
Operating income	17,098	38,280
Percent of net sales	7.9%	17.8%

Paperboard shipments (short tons)	214,537	218,135
Paperboard sales price (per short ton)	$1,004	$985
Net sales for the Pulp and Paperboard segment increased by $1.8 million during the third quarter of 2019, compared to the third quarter of 2018. The increase was due to higher paperboard selling prices from previously announced price increases, partially offset by decreased shipment volumes.
Operating income for the segment decreased by $21.2 million during the third quarter of 2019, compared to the third quarter of 2018, primarily due to the planned major maintenance at our Idaho pulp and paperboard facility in the third quarter of 2019.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth data included in our Consolidated Statements of Operations as a percentage of net sales.

	Nine Months Ended September 30,
(Dollars in thousands)	2019		2018
Net sales	$1,325,960	100.0%	$1,295,511	100.0%
Costs and expenses:
Cost of sales	(1,212,775)	91.5	(1,155,808)	89.2
Selling, general and administrative expenses	(85,942)	6.5	(85,827)	6.6
Gain on divested assets, net	—	—	22,944	1.8
Total operating costs and expenses	(1,298,717)	98.0	(1,218,691)	94.1
Income from operations	27,243	2.1	76,820	5.9
Interest expense, net	(32,477)	2.5	(23,290)	1.8
Debt retirement costs	(2,725)	0.2	—	—
Non-operating pension and other postretirement benefit costs	(4,266)	0.3	(3,700)	0.3
(Loss) earnings before income taxes	(12,225)	0.9	49,830	3.8
Income tax benefit (provision)	4,665	0.3	(5,825)	0.4
Net (loss) earnings	$(7,560)	0.6	$44,005	3.4
Net sales—Net sales for the nine months ended September 30, 2019 increased by $30.4 million, or 2.4%, compared to the same period in 2018. The increase was primarily due to higher prices for both segments, partially offset by reduced non-retail tissue shipment volumes resulting primarily from the August 2018 sale of the Ladysmith facility. These items are further discussed below under “Discussion of Business Segments.”
Cost of sales—Cost of sales was 91.5% of net sales for the nine months ended September 30, 2019 and 89.2% of net sales for the same period in 2018. Our overall cost of sales was $57.0 million higher in the nine months ended September 30, 2019 compared to the same period of 2018, primarily due to increased costs for purchased pulp, maintenance and energy, as well as higher depreciation expense and ramp-up costs associated with our Shelby expansion project. These unfavorable comparisons were partially offset by lower transportation and chemical costs.
Selling, general and administrative expenses—Selling, general and administrative expenses for the nine months ended September 30, 2019 were comparable to the same period in 2018. Lower wage and benefit expenses in the nine months ended September 30, 2019 and the absence of $6.2 million of reorganization related expenses incurred in the nine months ended September 30, 2018 were offset primarily by $0.1 million of expense related to the mark-to-market adjustment for directors' equity based compensation for the nine months ended September 30, 2019, compared to a $1.9 million benefit for the same period in 2018, and increased legal and professional fees in the nine months ended September 30, 2019.
Gain on divested assets—On August 21, 2018, we sold our Ladysmith facility for net cash proceeds of approximately $71.0 million. In total, we recorded $22.9 million of gain on the sale in the third quarter of 2018, which included $34.0 million of net assets sold, $14.0 million of goodwill write-off and other expenses related to the sale.
Interest expense—Interest expense for the nine months ended September 30, 2019 increased $9.2 million compared to the same period in 2018 driven by higher interest expense associated with a larger average balance on our revolving credit facilities and lower capitalized interest for the nine months ended September 30, 2019, compared to the same period in 2018.
Debt retirement costs—In association with the refinancing of our prior revolving credit facilities in the third quarter of 2019, we incurred $2.7 million of debt retirement costs in the nine months ended September 30, 2019, which consisted largely of breakage fees of $1.7 million and the write-off of unamortized deferred fees associated with the prior credit facilities.

Income tax benefit (provision)—We recorded an income tax benefit of $4.7 million in the nine months ended September 30, 2019, compared to a provision of $5.8 million in the same period of 2018. The rate determined under GAAP for the nine months ended September 30, 2019 was a benefit of approximately 38%, compared to a provision of approximately 12% for the same period of 2018. The rate for the nine months ended September 30, 2018 included the benefit of federal income tax credits while the tax benefit for the nine months ended September 30, 2019 resulted from the pre-tax loss for the period.

Consumer Products

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2019	2018
Net sales	$676,220	$672,069
Operating (loss) income	(8,300)	19,700
Percent of net sales	(1.2)%	2.9%

Shipments (short tons)
Retail	229,057	224,376
Non-retail	23,771	47,077
Total tissue tons	252,828	271,453
Converted products cases (in thousands)	37,970	37,078

Sales price (per short ton)
Retail	$2,752	$2,681
Non-retail	1,815	1,452
Total tissue	$2,664	$2,468
Net sales for our Consumer Products segment increased $4.2 million for the nine months ended September 30, 2019, compared to the same period of 2018, due to higher average net selling prices and a favorable mix shift resulting from a higher percentage of retail sales, partially offset by decreased non-retail sales volume resulting primarily from the sale of our Ladysmith facility in the third quarter of 2018.
The segment had an operating loss of $8.3 million for the nine months ended September 30, 2019, compared to operating income of $19.7 million for the same period of 2018, which included a gain of $22.9 million on the sale of our Ladysmith facility. Excluding this gain, the unfavorable comparison was primarily due to higher pulp costs and ramp-up costs, increased depreciation expense and higher wage and benefit costs associated with the Shelby expansion project, partially offset by lower transportation costs.
Pulp and Paperboard

	Nine Months Ended
	September 30,
(Dollars in thousands - except per ton amounts)	2019	2018
Net sales	$649,740	$623,442
Operating income	80,073	98,626
Percent of net sales	12.3%	15.8%

Paperboard shipments (short tons)	642,559	641,026
Paperboard sales price (per short ton)	$1,003	$973
Net sales for the Pulp and Paperboard segment increased by $26.3 million during the nine months ended September 30, 2019, compared to the same period of 2018, due to favorable pricing.
Operating income for the segment decreased $18.6 million during the nine months ended September 30, 2019, compared to the same period of 2018, primarily due to the planned major maintenance at our Idaho pulp and paperboard facility in the third quarter of 2019, as well as higher energy costs. These unfavorable comparisons were partially offset by lower chemical costs and the favorable pricing.

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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net (loss) earnings	$(10,973)	$34,444	$(7,560)	$44,005
Interest expense, net[1]	15,802	7,547	35,202	23,290
Income tax (benefit) provision	(8,710)	3,675	(4,665)	5,825
Depreciation and amortization expense	31,990	25,342	86,343	75,686
EBITDA	$28,109	$71,008	$109,320	$148,806
Directors' equity-based compensation expense (benefit)	420	769	101	(1,930)
Non-operating pension and other postretirement benefit costs[2]	1,421	1,234	4,266	3,700
Reorganization related expenses	934	158	986	950
Gain on divested assets, net	—	(22,944)	—	(22,944)
Reorganization related expenses associated with SG&A cost control measures	—	210	—	6,390
Other	—	(338)	—	—
Adjusted EBITDA	$30,884	$50,097	$114,673	$134,972

[1]	Interest expense, net for the three and nine months ended September 30, 2019 includes debt retirement costs of $2.7 million.

[2]
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

LIQUIDITY AND CAPITAL RESOURCES
The following table presents information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

(In thousands)	2019	2018
Net cash flows from operating activities	$(16,235)	$121,099
Net cash flows from investing activities	(125,780)	(102,297)
Net cash flows from financing activities	127,363	44,147
Cash Flows Summary
Net cash flows from operating activities for the nine months ended September 30, 2019 decreased by $137.3 million compared to the same period in 2018. The decrease in operating cash flows was largely due to higher cost of sales as a result of higher purchased pulp, maintenance and energy costs, including higher production costs associated with the ramp-up of the new tissue machine at our North Carolina facility, as well as an $11.3 million increase in cash paid for interest for the nine months ended September 30, 2019.
Net cash flows used for investing activities for the nine months ended September 30, 2019 increased by $23.5 million compared to the prior year period primarily due to the completion of our Shelby expansion project in the first half of 2019.

Net cash flows provided by financing activities were $127.4 million for the nine months ended September 30, 2019 due to increased net borrowings. With the closing of our $300 million Term Loan Credit Agreement and $250 million ABL Credit Agreement, of which $58 million was advanced, we repaid our $200.0 million outstanding credit agreement balance with Northwest Farm Credit Services and the $135.0 million outstanding balance on our credit agreement with Wells Fargo. Net cash flows provided by financing activities were $44.1 million for the same period of 2018, primarily due to net borrowings of $45.0 million on our short-term debt.
Capital Resources
Due to the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, our cash on hand, and our borrowing capacity under our credit agreements, as discussed below under "Credit Agreements," will be adequate to fund our debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next twelve months.
We may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Capital Expenditures
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities, and comply with environmental laws. For the nine months ended September 30, 2019, excluding capitalized interest of $5.7 million, we incurred $73.6 million on capital expenditures, which included $61.9 million of capital spending on strategic projects and other projects designed to reduce future manufacturing costs and provide a positive return on investment. Including $46.5 million of capital expenditures that were incurred in 2018 and paid in 2019, as well as the capitalized interest of $5.7 million, cash paid for capital expenditures in the nine months ended September 30, 2019 totaled $125.8 million. Cash paid for capital expenditures in the nine months ended September 30, 2018 totaled $174.0 million, which included capitalized interest of $6.0 million and excluded $78.5 million of capital expenditures that had been accrued but not yet paid as of September 30, 2018.
Senior Notes
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
Credit Agreements
Commencing March 31, 2020, we are required to make quarterly installment payments of approximately $0.8 million on the outstanding principal of our Term Loan Credit Agreement.

In addition, we must make mandatory prepayments of principal under the Term Loan Credit Agreement upon the occurrence of certain specified events. Amounts repaid or prepaid cannot be reborrowed. However, we may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, so long as our first lien secured leverage ratio does not exceed 2.00 to 1.00.

The ABL Credit Agreement includes a $250 million revolving loan commitment, subject to borrowing base limitations. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions.

Our Credit Agreements contain certain customary representations, warranties, and affirmative and negative covenants. The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when availability falls below a certain threshold.

At September 30, 2019, we were in compliance with the Credit Agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our Credit

Agreements. If we are unable to do so, it would be necessary to seek an amendment from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions.
See Note 8, "Debt," to the condensed notes to the consolidated financial statements included in this report for additional discussion of our credit agreements.
OTHER FINANCING ARRANGEMENTS
To provide additional working capital, we have agreements with unrelated third-party financial institutions to sell certain trade receivables. For the nine months ended September 30, 2019, we sold $159.3 million of receivables. We also have supply-chain financing programs with financial intermediaries, which provide certain of our vendors the option to be paid by the financial intermediaries on our trade payables earlier than the due date on the applicable invoice. Refer to "Accounts Receivable Arrangements" and "Accounts Payable Arrangements" in Note 1, "Nature of Operations and Basis of Presentation", for further information.
CONTRACTUAL OBLIGATIONS
As of September 30, 2019, except for the new Credit Agreements and the retirement of the Prior Credit Agreements, there were no significant changes to the contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. Refer to "Credit Agreements" in Note 8, "Debt", for further discussion.
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
As of September 30, 2019, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
See Note 2, "Recently Adopted and New Accounting Standards", to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our secured revolving credit facilities. As of September 30, 2019, there were $58.0 million in borrowings outstanding under our ABL and $300 million under our Term Loan Credit Agreement. The interest rates applied to borrowings under the Credit Agreements are adjusted often and therefore may react quickly to any movement in the general trend of market interest rates. For example, a one percentage point increase or decrease in interest rates, based on assumed outstanding credit facilities' borrowings of $358.0 million, would have an approximate $3.6 million annual effect on interest expense. We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facilities' borrowings through the use of derivative financial instruments.
Commodity Risk
We are exposed to market risk for changes in natural gas commodity pricing, which we partially mitigate through the use of firm price contracts for a portion of our natural gas requirements for our manufacturing facilities. As of September 30, 2019, these contracts covered approximately 47% of our expected average monthly natural gas requirements for the remainder of 2019, and a lesser amount for 2020.
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
Material Weaknesses In Internal Control Over Financial Reporting
Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2019. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to meet the objective for which they were designed as a result of the material weaknesses in our internal control over financial reporting previously disclosed under Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report.
Remediation Efforts
The material weaknesses in our internal control over financial reporting, which are described more fully in our Annual Report, continued to exist as of September 30, 2019. We are actively engaged in implementing the remediation efforts described in the Annual Report which are designed to address these material weaknesses, and subsequent to the filing of our Annual Report we have implemented enhanced controls governing our sub-certifications and are in the process of hiring additional accounting personnel, implementing enhanced controls governing our risk management committee and our disclosure committee, and designing additional controls over the documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business, including changes to payment arrangements with vendors. While progress has been made, additional time is needed to fully implement and demonstrate the effectiveness of the remediation efforts. We are committed to operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary.
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
10.1*
Term Loan Credit Agreement, dated as of July 26, 2019, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2019).

10.2*
ABL Credit Agreement, dated as of July 26, 2019 by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2019).

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

CLEARWATER PAPER CORPORATION
(Registrant)

November 5, 2019	By	/s/ ROBERT G. HRIVNAK
Robert G. Hrivnak
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer; Principal
Financial Officer and Principal
Accounting Officer)