Form 10-K
period 2019-12-31
Clearwater Paper Corp
filed 2020-03-09
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number: 001-34146
CLEARWATER PAPER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3594554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 W. Riverside Avenue, Suite 1100
Spokane,	Washington	99201
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (509) 344-5900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.0001 par value per share)	CLW	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
__________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 28, 2019, the aggregate market value of the common stock held by non-affiliates was $300.4 million.
As of March 5, 2020, 16,525,788 shares of common stock were outstanding.
__________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2020 Annual Meeting of Stockholders to be held on May 13, 2020 are incorporated by reference in Part III of this Form 10-K.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding production quality and quantity, costs and timing associated with the expansion of our Shelby, North Carolina facility; our strengths and related benefits; our strategy; pulp production and the continuous digester at our Idaho facility; competitive market conditions; raw materials and input usage and costs, including energy costs and usage; selling, general and administrative cost reduction benefits; strategic projects and related costs and benefits; energy conservation; cash flows; capital expenditures; return on investment from capital projects; compliance with our loan and financing agreements; tax rates; operating costs; selling, general and administrative expenses; timing of and costs related to major maintenance, construction, and repairs; liquidity; benefit plan funding levels; stockholder equity; capitalized interest; and interest expenses. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:

•	competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors;

•	the loss of, changes in prices in regard to, or reduction in, orders from a significant customer;

•	changes in the cost and availability of wood fiber and wood pulp;

•	changes in transportation costs and disruptions in transportation services;

•	changes in customer product preferences and competitors' product offerings;

•	larger competitors having operational and other advantages;

•
customer acceptance and timing and quantity of purchases of our tissue products, including the existence of sufficient demand for and the quality of tissue produced by our expanded Shelby, North Carolina operations;

•	consolidation and vertical integration of converting operations in the paperboard industry;

•
our ability to successfully implement our operational efficiencies and cost savings strategies, along with related capital projects, and achieve the expected operational or financial results of those projects, including from the continuous digester at our Lewiston, Idaho facility;

•	changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;

•	manufacturing or operating disruptions, including IT system and IT system implementation failures, equipment malfunctions and damage to our manufacturing facilities;

•	cyber-security risks;

•	changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;

•	labor disruptions;

•	cyclical industry conditions;

•	changes in expenses, required contributions and potential withdrawal costs associated with our pension plans;

•	environmental liabilities or expenditures;

•	reliance on a limited number of third-party suppliers for raw materials;

•	our ability to attract, motivate, train and retain qualified and key personnel;

•	our substantial indebtedness and ability to service our debt obligations;

•	restrictions on our business from debt covenants and terms;

•	negative changes in our credit agency ratings; and

•	changes in laws, regulations or industry standards affecting our business.
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
GENERAL
We are a manufacturer and premier supplier of quality consumer tissue, away-from-home (AFH) tissue, parent roll tissue and bleached paperboard. We supply private label tissue to major retailers and wholesale distributors, including grocery, drug, mass merchants and discount stores. In addition, we produce and supply bleached paperboard to quality-conscious printers and packaging converters, and offer services that include custom sheeting, slitting and cutting. We source approximately 75% of our pulp internally. We build shareholder value by developing strong customer relationships through quality and service. Our corporate headquarters is located in Spokane, Washington.
STRATEGY
Our long-term strategy is to expand our business to meet the needs of our customers and optimize the profitability of both our Consumer Products and our Paperboard businesses. In the near-term, our focus is on reducing debt, optimizing our recently installed capital projects and improving the operating and cost effectiveness of both segments of our company.
ORGANIZATION
Our business is organized into two operating segments: Consumer Products and Pulp and Paperboard. Sales for these businesses for the last three years are included in the table below:

	Year Ended December 31,			Increase (decrease)
(In millions)	2019	2018	2017	2019 - 2018	2018 - 2017
Consumer Paper	$906.8	$884.8	$941.9	2.5%	(6.1)%
Pulp and Paperboard	854.7	839.4	788.5	1.8%	6.5%
	$1,761.5	$1,724.2	$1,730.4	2.2%	(0.4)%
Consumer Products Segment
Our Consumer Products segment sells and produces a complete line of at-home tissue products as well as AFH products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers.
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
In bath tissue, the majority of our sales are high quality two-ply ultra and premium products. In paper towels, we produce and sell ultra quality towels as well as premium and value towels. In the facial category, we sell ultra-lotion three-ply and a complete line of two-ply premium products, as well as value facial tissue. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. Value grade products utilizing recycled fiber are also produced for customers who wish to further diversify their product portfolio. We compete primarily in the at-home portion of the U.S. tissue market, which made up approximately 95% of our Consumer Products segment sales in 2019.
We manufacture and sell a line of AFH products to customers with commercial and industrial tissue needs. Products include conventional one- and two-ply bath tissue, two-ply paper towels, hardwound towels and dispenser napkins.
We sell private label tissue products through our own sales force and compete based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management and pricing and promotion optimization.
Pulp and Paperboard Segment
Our Pulp and Paperboard segment markets and manufactures bleached paperboard for the high-end segment of the packaging industry and is a leading producer of Solid Bleached Sulfate (SBS) paperboard. We offer services that include custom sheeting, slitting and cutting of paperboard. This segment also produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products.

Our Pulp and Paperboard Business
We believe we are one of the four largest producers of bleached paperboard in North America with approximately 13% of the available production capacity. We provide custom sheeting, slitting and cutting of paperboard products.
Our pulp and paperboard production consists of folding carton, liquid packaging, cup and plate products, blister and carded packaging, top sheet and commercial printing grades and softwood pulp.
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
With the exception of our capability to supply just-in-time sheeting and narrow rolls, we do not produce converted paperboard end-products, so we are not simultaneously a supplier of and a competitor to our customers in key market segments, notably folding carton and cup. Of the five largest SBS paperboard producers in the United States, we are the only producer that does not convert SBS paperboard into folding cartons, cups, plates or liquid packaging end-use products. We position our independent status to attract a diverse group of loyal customers because when there is increased market demand for paperboard, we do not divert our production to internal uses.
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
We utilize various methods for the sale and distribution of our paperboard. The majority of our paperboard is sold to packaging converters domestically through sales managers located throughout the United States, with a smaller percentage channeled through distribution to commercial printers. We directly sell sheeted paperboard products to folding carton converters, merchants and commercial printers. Our principal methods of competing are product quality, customer service and price.
INPUT COSTS
Raw Materials
Wood fiber is our principal raw material, which consists of chips, sawdust and logs. We own and operate a wood chipping facility which we believe bolsters our wood fiber position and provides short-term and long-term cost savings.
Additionally, we procure a portion of our pulp requirements. Overall, we purchase approximately 300,000 short tons of our pulp on the open market through long-term contracts or market transactions.  The Pulp and Paperboard segment purchases approximately 50,000 short tons and the Consumer Products segment purchases approximately 250,000 short tons.  The remaining pulp needs are supplied internally by the Pulp and Paperboard segment.
In addition to wood fiber, we utilize a significant amount of chemicals in the production of pulp and paper, including caustic, polyethylene, starch, sodium chlorate, latex and specialty process paper chemicals. A portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are impacted by petroleum prices.
Transportation
Transportation is a significant cost input for our business. Fuel prices, mileage driven and line-haul rates impact our transportation costs for delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers.
Energy
We consume substantial amounts of energy, such as electricity, hog fuel, steam and natural gas. We purchase a significant portion of our natural gas and electricity under supply contracts, most of which are between a specific facility and a specific local provider. Under most of these contracts, the providers have agreed to provide us with our requirements for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market conditions.
SEASONALITY
Our Consumer Products segment can experience a decrease in shipments during the fourth quarter as a result of retail brand holiday promotions. In addition, customer buying patterns for our paperboard generally result in lower sales for certain grades of our Pulp and Paperboard segment during the first and fourth quarters, compared to the second and third quarters of a given year.
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
EMPLOYEES
As of December 31, 2019, we had approximately 3,290 employees, of which approximately 1,520 of our workforce was covered under collective bargaining agreements. Unions represent hourly employees at three of our manufacturing sites. We had two hourly union labor contracts that remain expired at December 31, 2019. These contracts were subsequently ratified in January 2020. See Note 18 in the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
August 31, 2017	Consumer Products Division & Pulp & Paperboard Division - Lewiston, Idaho	United Steel Workers (USW)	865
August 31, 2017	Consumer Products Division & Pulp & Paperboard Division - Lewiston, Idaho	International Brotherhood of Electrical Workers (IBEW)	55
The following hourly union labor contract expires in 2020:

CONTRACT EXPIRATION DATE	DIVISION AND LOCATION	UNION	APPROXIMATE NUMBER OF HOURLY EMPLOYEES
May 31, 2020	Consumer Products Division - Neenah, Wisconsin	United Steel Workers (USW)	290

ITEM 1A.	Risk Factors
Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.
Increases in tissue supply, particularly in the premium and ultra categories, could adversely affect our operating results and financial condition.
Over the past few years, several new or refurbished premium and ultra-quality tissue paper machines have been completed or announced by us and by our competitors, including private label competitors, which has resulted and will continue to result in a substantial increase in the supply of premium and ultra-quality tissue in the North American market. Additionally, several new or refurbished conventional tissue machines have been installed or announced, including as a result of foreign competitors increasing their presence and operations in North America. We believe that increasing tissue capacity, together with intensifying competition experienced by our retail customers, has made it difficult for us to pass through to our customers the significant increases in input costs we have experienced in the last several years. If demand for tissue products in the North American market does not increase or consumer purchasing of premium and ultra-quality tissue do not increase commensurate with the increased capacity, the increase in supply of ultra-quality tissue products could have a material adverse effect on the price of premium and ultra-quality tissue products. In addition, increased supply of premium and ultra-quality tissue may adversely affect the market prices for such tissue and result in the displacement of demand for conventional tissue, which could adversely affect the market price for conventional tissue products, which will continue to represent a significant portion of our total production for the foreseeable future.
The loss of, or a significant reduction in, orders from, or changes in prices in regards to, any of our large customers could adversely affect our operating results and financial condition.
We derive a substantial amount of revenues from a concentrated group of customers. Our top 10 customers accounted for 40% of sales in 2019. We have experienced increased price and promotion competition in our consumer products business, and this competition has decreased our gross margins and adversely affected our financial condition. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our results of operations and financial condition. Some of our customers have the capability to produce the parent rolls or products that they purchase from us. We generally do not have long-term contracts with many of our customers that ensure a continuing level of business from them. In addition, our agreements with our customers, including our largest customers, are not exclusive and generally do not contain minimum volume purchase commitments. Our relationship with our largest and most important customers will depend on our ability to continue to meet their needs for quality products and services at competitive prices. If we lose one or more of these customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed.
We have experienced increased price and promotion competition in our consumer products business, particularly and this competition has decreased our gross margins and adversely affected our financial condition. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our results of operations and financial condition. Some of our customers have the capability to produce the parent rolls or products that they purchase from us. We generally do not have long-term contracts with many of our customers that ensure a continuing level of business from them. In addition, our agreements with our customers, including our largest customers, are not exclusive and generally do not contain minimum volume purchase commitments. Our relationship with our largest and most important customers will depend on our ability to continue to meet their needs for quality products and services at competitive prices. If we lose one or more of these customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed.
We depend on external sources of wood pulp and wood fiber for a significant portion of our tissue production, which subjects our business and results of operations to potentially significant fluctuations in the price of market pulp and wood fiber.
Our Consumer Products segment sources a significant portion of its wood pulp requirements from external suppliers, which exposes us to price fluctuation. Generally, we source 40% of our Consumer Product segment pulp requirements (or 25% overall) of our pulp from external sources. Pulp prices can, and have, changed significantly from one period to the next. The volatility of pulp prices can adversely affect our earnings if we are unable to pass cost increases on to our customers or if the timing of any price increases for our products significantly trails the increases in pulp prices.
Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products and consumer products. Wood fiber pricing is subject to regional market influences, and our cost of wood fiber may increase in the areas our pulp and paperboard facilities are located due to market shifts in those regions. For example, much of the wood fiber we use in our pulp manufacturing process in Lewiston, Idaho, is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in both the pulp and paper and lumber industries. Significant reductions in home building in the West during the past decade resulted in the closure or curtailment of operations at many sawmills and consolidation among suppliers. Further, the expansion of operations and production of other paper mills and wood pellet manufacturers in the Inland Northwest region of the United States has increased the demand and price for wood fiber. Additionally, the ability of paper and wood pellet mills in British Columbia to acquire wood fiber from the U.S. Inland Northwest region with limited to no reciprocal ability by U.S. mills to acquire wood fiber from British Columbia, reduces the supply of, and increases the costs, for wood fiber. The price of wood fiber in the Pacific Northwest is expected to remain volatile.
The primary source for wood fiber is timber, the availability of which may be limited by adverse weather, fire, insect infestation, disease, ice storms, windstorms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Our Arkansas pulp and paperboard facility relies on whole log chips for a significant portion of its wood fiber. In 2019, this facility experienced significant increases in the costs for wood fiber due to extremely wet conditions in the Southeastern U.S. that limited accessibility and availability.
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
The costs of these transportation services are also affected by geopolitical and economic events. As a result of higher line haul rates, diesel prices and weather related events our transportation costs spiked in the second half of 2018. We have not been able in the past, and may not be able in the future, to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices as a result of increased fuel or transportation costs, our gross margins may be materially adversely affected.
Competitors' branded products and private label products could have an adverse effect on our financial results.
Our Consumer Products compete with well-known, branded products, as well as other private label products. Our business may be harmed by new product offerings by competitors, the effects of consolidation within retailer and distribution channels and price competition from companies that may have greater financial resources than we do. If we are unable to offer our existing customers, or new customers, tissue products comparable to branded products or other companies' private label products in terms of quality, customer service and/or price, we may lose business or we may not be able to grow our existing business, and we may be forced to sell lower-margin products, all of which could negatively affect our financial condition and results of operations.
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
Our ability to successfully compete in the pulp and paperboard industry is influenced by a number of factors, including manufacturing capacity, general economic conditions and the availability and demand for paperboard substitutes. Our Pulp and Paperboard business competes with WestRock, Georgia-Pacific, Graphic Packaging and other international producers, most of whom are much larger than us. Any increase in manufacturing capacity by any of these or other producers could result in overcapacity in the pulp and paperboard industry, which could cause downward pressure on pricing. For example, a large European manufacturer recently converted a U.S. facility to produce SBS paperboard for the North American market. Increased production by foreign manufacturers may result in increased competition in the North American paperboard markets from direct sales by foreign competitors into these markets or increased competition in the United States as domestic manufacturers seek increased U.S. sales to offset displaced overseas sales caused by increased sales by foreign suppliers into Asia and European markets. Furthermore, customers could choose to use types of paperboard that we do not produce or could rely on alternative materials, such as plastic, for their products. An increased supply of or demand for any of these products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our results of operations and cash flows.
Changing retail purchasing patterns have increased the need to increase operating efficiencies and diversify our customer base and sales channels.
We have historically sold a majority of our consumer tissue products through retail grocery stores. These and other traditional retail outlets are facing increasingly intense competition from supercenters, club stores, wholesale grocers, drug, dollar, variety and specialty stores. We also face increasingly intense competition from competitors who have incorporated the internet as a direct-to-consumer channel and internet-only providers that sell tissue and other grocery products. The intense competition faced by our customers has resulted in increased efforts by them to reduce costs from suppliers like us and requires that we become more cost efficient in order to maintain our market share and profitability. The changing retail landscape also requires that we develop and maintain relationships with a wider variety of retailers and retail channels to succeed in this dynamic environment, which can decrease our supply network efficiency and increase our costs.
The expansion of our business through the construction of new tissue making and converting facilities may not proceed as anticipated.
In connection with our long-term expansion strategy, we added a paper machine capable of producing certain premium and ultra quality tissue products and converting facilities to our Shelby, North Carolina site. The expansion in North Carolina is highly complex. Installing the tissue machine and building the supporting facilities entails numerous risks, including diverting management's attention from other business concerns, difficulties in integrating the new operations and personnel and uncertainties regarding the existence of sufficient customer demand and acceptance of the quality of the tissue produced by this new paper machine. In 2018, we experienced significant cost overruns for the Shelby expansion. Any of these risks if realized, could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Our near-term strategy of improving our competitive position by investing to achieve increased operational efficiencies and implementing cost control measures may not be fully achieved. These goals, along with the capital projects we have invested in to help achieve these goals, including the continuous digester installed at our Lewiston facility, may not achieve expected operational or financial results in the time frames we anticipate, or at all. The continuous digester in Lewiston has delivered significantly less in expected financial benefits to date and we continue to work to achieve the expected operational and financial benefits of the digester project. Such delays or failures could materially affect our business, cash flows and financial condition.
United States and global economic conditions could have adverse effects on the demand for our products and financial results.
U.S. and global economic conditions and currency exchange rates have a significant impact on our business and financial results. Recessed global economic conditions and a strong U.S. dollar could affect our business in a number of ways, including causing declines in global demand for consumer tissue and paperboard, and increased competition from foreign manufacturers in the U.S. market.
Global health crises may adversely affect our financial condition.
Our business, the businesses of our customers and the businesses of our suppliers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results. Such events could result in the complete or partial closure of one or more of our manufacturing facilities, the interruption of our distribution system, temporary or long-term disruption in our supply chains from local and international suppliers, or delays in the delivery of our product. If the impact of an outbreak continues for an extended period, it could materially adversely impact our supply chain and the growth of our revenues.
We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may harm our operating performance.
We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, interdependent, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our pulp and paperboard facilities require periodic shutdowns to perform major maintenance. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which they occur and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during the shutdown period.
Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. During 2019, we had a fire at our Shelby, North Carolina facility. In the first quarter of 2020, severe weather damage to power lines resulted in a temporary shutdown of our Arkansas mill. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism, changes in or non-compliance with environmental or safety laws, and the lack of availability of services from any of our facilities' key suppliers. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our results of operations.
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

Our manufacturing operations also utilize large amounts of electricity and natural gas. Energy prices have fluctuated widely over the past decade, which in turn affects our operational costs. For example, we experienced a dramatic spike in prices for natural gas at our Lewiston, Idaho facility in the first quarter of 2019 as a result of frigid temperatures in the Pacific Northwest and limited capacity on a major pipeline that supplies the Pacific Northwest due to damage to that pipeline that occurred in Canada. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, geopolitical events, government regulation, weather, interruptions in pipeline and other delivery systems and natural disasters. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage. Any significant energy shortage or significant increase in our energy costs in circumstances where we cannot raise the price of our products could have a material adverse effect on our results of operations. Any disruption in the supply of energy could also affect our ability to meet customer demand in a timely manner and could harm our reputation and our business.
Our business and financial performance may be harmed by future labor disruptions.
As of December 31, 2019, approximately 46% of our full-time employees were represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. In 2020, a collective bargaining agreement for hourly employees at our Neenah, Wisconsin facility, which affects approximately 290 employees will expire. Any failure to reach an agreement with one of the unions may result in strikes, lockouts, work slowdowns, stoppages or other labor actions, any of which could have a material adverse effect on our operations and financial results.
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
We use information technology, or IT, systems in various aspects of our operations, including enterprise resource planning, management of inventories and customer sales. We have different legacy IT systems that we are continuing to integrate, upgrade and move to the cloud. If one of these systems was to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our manufacturing and sales operation, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement new systems.
We face cyber-security risks.
Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems or plant networks could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could result in lost sales, production interruption, business delays, negative publicity and could have a material adverse effect on our business, results of operations and financial condition.
We may be required to pay material amounts under multiemployer pension plans; one of the plans in which we participate is in “critical and declining” financial status and this subjects us to potential liabilities, particularly if we withdraw from this plan.
We contribute to two multiemployer pension plans. The amount of our annual contributions to these plans is negotiated with the union representing our employees covered by the plan. In 2019, we contributed approximately $5.6 million to these plans. If in future years we continue to participate in these plans, we may be required to make increased annual contributions, which would reduce the cash available for business and other needs. The decision whether to continue to participate in these multiemployer plans does not rest solely with us; rather, it is negotiated as part of the collective bargaining agreements with labor unions that participate in these plans. There are risks associated with both continuing to participate in multiemployer plans and with withdrawing from multiemployer plans.
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
We contribute to the PACE Industry Union-Management Pension Fund, or PIUMPF, which was certified to be in “critical status” for the plan year beginning January 1, 2010 and continued to be in critical status through the plan year beginning January 1, 2014. For the plan years beginning January 1, 2015 through January 1, 2019, PIUMPF was certified to be in "critical and declining status" under the Multiemployer Pension Reform Act of 2014. The number of employers participating in PIUMPF fell from 135 during 2012 to 52 during 2018 and the ratio of inactive participants to active employees participating in PIUMPF has increased from 3.4 inactive participants per each active employee at the end of 2013 to 10.4 inactive participants per each active employee at the end of 2018. PIUMPF predicts it will become insolvent in 2030. We are now the largest contributing employer remaining in PIUMPF. We therefore expect that if we remain in PIUMPF our annual contributions could increase, although we have no way of knowing by how much.
If instead we were to withdraw from PIUMPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of PIUMPF’s unfunded vested benefits. Based on information available to us, as well as information provided by PIUMPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2019, the withdrawal liability payments that we would be required to make to PIUMPF were we to completely withdraw in 2019 would be approximately $5.7 million per year on a pretax basis. These payments would continue for 20 years with an estimated present value in excess of $78 million on a pre-tax basis. If we were deemed to be included in a “mass withdrawal” from PIUMPF, these payments could continue indefinitely.
Were we voluntarily to withdraw from PIUMPF in 2020 or later, we could be subject to substantial payments in addition to the withdrawal liability payments described above. As a plan in critical and declining status, PIUMPF has adopted a rehabilitation plan. That plan purports to require a withdrawing employer to make an additional, lump-sum payment - above and beyond the statutory withdrawal liability - based on PIUMPF’s accumulated funding deficiency, or AFD. We do not believe PIUMPF’s purported imposition of the AFD on withdrawing employers is legally enforceable. However, we are aware that one large employer that withdrew from PIUMPF has recognized a liability for payment of an AFD amount and that other withdrawing employers may have paid some amounts in respect to the AFD. There have been and continue to be lawsuits in federal courts challenging PIUMPF’s AFD. Some of this litigation has ended without resolving the issue. At least one lawsuit currently pending in the United States District Court for the District of Idaho challenges the legality of the AFD. There are also efforts underway in the United States Congress intended to address the financial situation of multiemployer plans, like PIUMPF, that are in critical and declining status. It is uncertain whether such efforts will result in new legislation or if any new legislation will affect PIUMPF’s financial status.
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
If we were to decide to withdraw voluntarily from PIUMPF in the future, and if the AFD were held to be enforceable against us, the resulting liabilities would have a material adverse effect on our results of operations, financial position, liquidity and cash flows. Similarly, if, in the absence of a voluntary withdrawal by us, our understandings as stated above are incorrect regarding the unenforceability of the AFD or the inapplicability of the AFD to us in the event of plan insolvency or other circumstances not involving a voluntary withdrawal by us, the resulting liabilities would have a material adverse effect on our results of operations, financial position, liquidity and cash flows.
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
We have company-sponsored pension plans covering a portion of our salaried and hourly employees. The volatility in the value of equity and fixed income investments held by these plans, coupled with a low interest rate environment resulting in higher liability valuations, has caused these plans to be underfunded as the projected benefit obligation has exceeded the aggregate fair value of plan assets by varying year-end amounts since 2008. At December 31, 2019 and 2018, our company sponsored pension plans were underfunded in the aggregate by $9.9 million and $25.4 million. As a result of underfunding, we may be required to make contributions to our qualified pension plans in future years, which would reduce the cash available for business and other needs. In 2019, we made no contributions to these pension plans, and we are not required to make contributions in 2020.
We are subject to significant environmental regulation and environmental compliance expenditures, which could increase our costs and subject us to liabilities.
We are subject to various federal, state and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. Increased regulatory activity at the state, federal and international level is possible regarding climate change as well as other emerging environmental issues associated with our manufacturing sites, such as water quality standards. Compliance with regulations that implement new public policy in these areas might require significant expenditures on our part or even the curtailment of certain of our manufacturing operations.
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
Our dependence on a limited number of third-party suppliers, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or will continue to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could interrupt production of our products, which would have a material adverse effect on our business.
We May Fail to Attract, Motivate, Train and Retain Qualified Personnel, Including Key Personnel.
Our ability to effectively run our business depends on our ability to attract, motivate, train and retain employees with the skills necessary to understand and adapt to the competitive markets in which we operate. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as experienced workers retire. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, which may negatively impact our results of operations, cash flows and financial condition.
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
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2019, we had approximately $911 million face value of debt outstanding, collectively which is related to our $300 senior secured Term Loan Credit Agreement, $275 million 2013 Notes, $300 million 2014 Notes, asset-based loan revolving credit faclity (ABL Credit Agreement and together with the Term Loan Credit Agreement, collectively, the "Credit Agreements") and finance leases. After giving effect to the borrowing base limitation and issuance of letters of credit, we had availability of approximately $217 million under the ABL Credit Agreement as of December 31, 2019.
Our significant amount of debt could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations under our notes and Credit Agreements;

•
increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings, including those under the Credit Agreements, are and will continue to be at variable rates of interest;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a disadvantage compared to competitors that may have proportionately less debt;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and

•	increase our cost of borrowing.
Despite our current indebtedness levels, we may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.
We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. After giving effect to the borrowing base limitation, we had availability of approximately $217 million under the ABL Credit Agreement as of December 31, 2019. The terms of the Credit Agreements restrict. but do not prohibit us from doing so. In addition, the Term Loan Credit Agreement allows us to issue additional secured term loans and/or notes under certain circumstances, which would be guaranteed by our subsidiary guarantors. In addition, the indentures governing our notes do not prevent us from incurring certain other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
If we default under the Credit Agreements, or other indebtedness, we may not be able to service our debt obligations.
In the event of a default under the Credit Agreements or other indebtedness, lenders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby permitting an acceleration of amounts outstanding under our debt obligations, we may not be able to repay the amounts due. Events of default are separately defined in each credit agreement or indenture, but include events such as failure to make payments when due, breach of covenants, default under certain other indebtedness, failure to satisfy judgments in excess of a threshold amount, certain insolvency events and the occurrence of a change of control (as defined in the Credit Agreements). The occurrence of an event of default could have serious consequences to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.
To service our substantial indebtedness, we must generate significant cash flows. Our ability to generate cash depends on many factors beyond our control, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2019, we had approximately $911 million of outstanding indebtedness, and we could incur substantial additional indebtedness in the future. Our ability to make scheduled payments on or to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash from our operations. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit agreements in an amount sufficient to enable us to pay our indebtedness, including our outstanding notes, or to fund our other liquidity needs. We cannot assure you that we will be able to refinance any of our indebtedness, including our Credit Agreements and our outstanding notes, on commercially reasonable terms or at all.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, our debt agreements limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.

The indenture for our outstanding notes that we issued in 2013 and Credit Agreements, contain various covenants that limit our discretion in the operation of our business.
The indenture governing our outstanding notes that we issued in 2013 and the Credit Agreements, contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

•	undergo a change in control;

•	sell assets;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	redeem or repurchase our capital stock;

•	incur additional debt and issue preferred stock;

•	guarantee indebtedness;

•	create liens;

•	consolidate, merge or sell substantially all of our assets;

•	enter into certain transactions with our affiliates;

•	engage in new lines of business; and

•	enter into sale and lease-back transactions.
These restrictions on our ability to operate our business at our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities, or to borrow in order to fund further capital expenditures.
When (and for as long as) the availability under the ABL Credit Agreement is less than a specified amount for a certain period of time, funds deposited into deposit accounts used for collections will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the ABL Credit Agreement.
As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
There are various limitations on our ability to incur the full $250 million of commitments under the ABL Credit Agreement, including covenants limiting the incurrence of debt under our 2013 Notes, and borrowings under our ABL Credit Agreement are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the ABL Credit Agreement, a monthly fixed charge maintenance covenant would become applicable during an event of default or if excess availability under the ABL Credit Agreement is at any time less than 10.0% of the total $250 million of current revolving loan commitments, or $25 million currently. As of December 31, 2019, availability under the ABL Credit Agreement was approximately $217 million. However, due primarily to the seasonality of our operations, it is possible that availability under the ABL Credit Agreement could fall below the 10.0% threshold in a future period. If the covenant trigger were to occur, we would be required to satisfy and maintain on the last day of each quarter a fixed charge coverage ratio of at least 1.1x for the preceding four quarter period for which financial statements had been delivered. As of December 31, 2019, our fixed charge coverage ratio was approximately 2.92x. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants could result in a default under the ABL Credit Agreement.
Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.
Our failure to comply with the covenants contained in our Credit Agreements or the indentures governing our outstanding notes, including as a result of events beyond our control, could result in an event of default that could cause repayment of the debt to be accelerated.
If we are not able to comply with the covenants and other requirements contained in the indentures governing our outstanding notes, our Credit Agreements or our other debt instruments, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.
Credit rating downgrades could increase our borrowing costs or otherwise adversely affect us.
Some of our outstanding indebtedness has received credit ratings from rating agencies. Our credit ratings could change based on, among other things, our results of operations and financial condition. Credit ratings are subject to ongoing evaluation by credit rating agencies and may be lowered, suspended or withdrawn entirely by a rating agency or placed on a “watch list” for a possible downgrade or assigned a “negative outlook”. Although our indebtedness does not include any triggers that would increase existing borrowing rates if there were a ratings downgrade, actual or anticipated changes or downgrades, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, could increase our future borrowing costs, which could in turn adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock. If a downgrade were to occur or a negative outlook were to be assigned, it could impact our ability to access the capital markets to raise debt and/or increase the associated costs. In addition, while our credit ratings are important to us, we may take actions and otherwise operate our business in a manner that adversely affects our credit ratings.
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
Facilities
Our principal executive offices are located in Spokane, Washington. We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business. Information regarding our principal facilities is set forth in the following table.

Location	Products	Owned or Leased
Las Vegas, Nevada	TAD tissue, Tissue converting	Owned
Lewiston, Idaho	Tissue, Tissue converting, Pulp and Paperboard	Owned
Neenah, Wisconsin	Tissue, Tissue converting	Owned
Shelby, North Carolina	TAD tissue, Tissue converting	Owned/Leased
Elwood, Illinois	Tissue converting	Leased
Cypress Bend, Arkansas	Pulp, Paperboard	Owned
Mendon, Michigan	Paperboard sheeting	Leased
Wilkes-Barre, Pennsylvania	Paperboard sheeting	Leased
Dallas, Texas	Paperboard sheeting	Leased
Richmond, Virginia	Paperboard sheeting	Leased
Hagerstown, Indiana	Paperboard sheeting	Leased
Columbia City, Oregon	Chip shipment	Leased
Clarkston, Washington	Wood chipping	Owned
Production Capacities
Information regarding currently operating production capacities is based on annual, normal operating rates and normal production mixes under current market conditions, taking into account known constraints. Market conditions, fluctuations in raw material supply, environmental restrictions and the nature of current orders may cause actual production rates and mixes to vary significantly from the production rates and mixes shown.

(In tons)	Tissue	Tissue converting	Pulp	Paperboard	Sheeted Paperboard
Las Vegas, Nevada	39,000	64,000
Lewiston, Idaho	190,000	90,000	590,000	480,000
Neenah, Wisconsin	54,000	70,000
Shelby, North Carolina	152,000	141,000
Elwood, Illinois		67,000
Cypress Bend, Arkansas			314,000	360,000
Mendon, Michigan					50,000
Wilkes-Barre, Pennsylvania					40,000
Dallas, Texas					36,000
Richmond, Virginia					35,000
Hagerstown, Indiana					32,000
	435,000	432,000	904,000	840,000	193,000

ITEM 3.	Legal Proceedings
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
HOLDERS
As of March 5, 2020, there were approximately 697 registered holders of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. As of December 31, 2019, we had up to $29.8 million of authorization remaining. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.

ITEM 6.	Selected Financial Data
All of the data listed below has been derived from our audited financial statements. Our historical financial and other data is not necessarily indicative of our future performance.

(In millions, except net income (loss) per share amounts)	2019	2018	2017	2016	2015
SUMMARY STATEMENT OF OPERATIONS
Net sales	$1,761.5	$1,724.2	$1,730.4	$1,734.8	$1,752.4
Income (loss) from operations	45.4	(97.9)	71.2	114.8	123.7
Net income (loss)	(5.6)	(143.8)	97.3	49.6	56.0
Net income (loss) per share - basic	(0.34)	(8.72)	5.91	2.91	2.98
Net income (loss) per share - diluted	$(0.34)	$(8.72)	$5.88	$2.90	$2.97
Weighted average common shares outstanding: (in thousands)
Basic	16,533	16,487	16,464	17,001	18,762
Diluted	16,533	16,487	16,556	17,106	18,820
SUMMARY BALANCE SHEET INFORMATION
Working capital	$185.4	$(5.3)	$33.5	$80.0	$199.0
Property, plant and equipment, net	1,257.7	1,269.3	1,051.0	945.3	866.5
Total assets	1,877.7	1,788.1	1,802.3	1,684.3	1,527.4
Long-term debt, net of current portion	884.5	692.9	592.0	592.7	592.7
Capital expenditures (including business acquisitions)	$140.1	$295.7	$199.7	$222.8	$134.1

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report. A discussion of the earliest year may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K filed March 18, 2019.
OVERVIEW
Executive Summary
For the year ended 2019, we reported net sales of $1.8 billion, up from $1.7 billion reported for the year ended 2018. We reported a net loss for the year of $5.6 million, or $0.34 per diluted share, compared to a net loss of $143.8 million or $8.72 per diluted share in 2018. Included in our 2018 results was an impairment of our goodwill of $195 million and a gain on a divestiture of our LadySmith facility of $24.0 million. Adjusted EBITDA for the year was $167.3 million compared to $181.6 million reported in 2018. Reductions in Adjusted EBITDA for the year ended December 31, 2019 as compared to December 31, 2018 were driven by improvements in price and mix with higher volumes due to our expansion at our Shelby facility offset by higher maintenance expenses, input costs and operational disruptions. See discussion on segment level results regarding sales, operating results and Adjusted EBITDA in “Our Operating Results” below.
Business Drivers
Tissue Industry Overview
The U.S. tissue market can be divided into two market segments: the at-home or consumer retail purchase segment, which represented approximately two-thirds of U.S. tissue sales in 2019; and AFH segment, which represents the remaining one-third of U.S. tissue market sales and includes tissue for locations such as restaurants, hotels and office buildings.
The U.S. at-home tissue segment consists of bath, paper towels, facial and napkin products categories. Each category is further distinguished according to quality segments: ultra, premium, value and economy. As a result of manufacturing process improvements and consumer preferences, the majority of at-home tissue sold in the United States is ultra and premium quality.
At-home tissue producers are comprised of companies that manufacture branded tissue products, private label tissue products, or both. Branded tissue suppliers manufacture, market and sell tissue products under their own nationally branded labels. Private label tissue producers manufacture tissue products for retailers to sell as their store brand.
In the U.S., at-home tissue is primarily sold through grocery stores, mass merchants, warehouse clubs, drug stores and discount dollar stores. Tissue has historically been one of the strongest segments of the paper industry due to its steady demand growth largely due to population growth in the United States. In addition to economic and demographic drivers, tissue demand is affected by product innovations and shifts in distribution channels.
The U.S. tissue industry has experienced an increase in ultra and premium tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity as well as added conventional tissue capacity. Demand and pricing for consumer tissue products is currently being affected by this increased capacity, as well as changing dynamics in the at-home tissue segment as a result of changing consumer purchasing habits, consolidations and new entrants in the consumer retail channel, and new and evolving sales and distribution channels. These changing conditions contributed to a very competitive environment for consumer tissue over the past several years, which has continued through 2019.
Pulp and Paperboard Industry Overview
SBS paperboard is a premium paperboard grade that is most frequently used to produce folding cartons, liquid packaging, cups and plates, blister and carded packaging, top sheet and commercial printing items. SBS paperboard is used for such products because it is manufactured using virgin fiber combined with the kraft bleaching process, which results in superior cleanliness, brightness and consistency. SBS paperboard is often manufactured with a clay coating to provide superior surface printing qualities.

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
Folding Carton Category. Folding carton is the largest portion of the SBS category of the U.S. paperboard industry, comprising approximately 40% of the category in 2019. Within the folding carton segment there are varying qualities of SBS paperboard. The high end of the folding carton category in general requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. SBS paperboard is also used in the packaging of frozen foods, beverages and baked goods.
Liquid Packaging and Cup Category. SBS liquid packaging paperboard is primarily used in the United States for the packaging of juices. In Japan and other Asian countries, SBS liquid packaging paperboard is primarily used for the packaging of milk and a wide range of consumable liquids, including alcoholic beverages. The cup segment of the market consists primarily of hot and cold drink cups and food packaging. The hot and cold cups are primarily used to serve beverages in quick-service restaurants, while round food containers are often used for packaging premium ice-cream, hot noodle and dry food products.
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
The pulp and paperboard industry is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, historical prices for products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. In addition, currency exchange rates affect U.S. supplies of paperboard, as non-U.S. manufacturers are more attracted to the U.S. market when the dollar is relatively strong. Additionally, while there has been some announced permanent reduction in SBS paperboard production in North America, there has also been new SBS production capacity brought on line which makes for a dynamic supply and demand market between paperboard grades and segments.
Critical Accounting Policies and Significant Estimates
A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. We reviewed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For 2019, these significant accounting estimates and judgments include:
Pension and Other Postretirement Employee Benefits
We have a number of pension plans in the United States covering many of our employees. Benefit accruals under most of our defined benefit pension plan in the United States were frozen prior to January 2014.
We account for the consequences of our sponsorship of these plans using assumptions to calculate the related assets, liabilities and expenses recorded in our financial statements. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses.
We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and life expectancy. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations.
A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension liability of approximately $8.7 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $0.7 million impact on pension expense and a 25 basis point change in the discount rate would have a $0.5 million impact on pension expense. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.
Non-GAAP Financial Measures
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-K, we disclose overall and segment earnings (loss) from operations before interest expense, net, non-operating pension and other post employment benefit costs, taxes, depreciation and amortization, goodwill impairment, other operating charges, net, and debt retirement costs as Adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
We have included Adjusted EBITDA on a consolidated and business segment basis in this report because we use it as important supplemental measures of our performance and believe that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. We use Adjusted EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA measures may not be comparable to Adjusted EBITDA reported by other companies. Our Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense and depreciation and amortization which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business. In addition, we exclude other income and expense items which are outside of our core operations.

The following table provides our Adjusted EBITDA reconciliation for the last three years:

(In millions)
Year ended December 31,	2019	2018	2017
Net income (loss)	$(5.6)	$(143.8)	$97.3
Income tax provision (benefit)	(2.3)	10.3	(56.4)
Interest expense, net	44.9	30.7	31.4
Debt retirement costs	2.7	—	—
Depreciation and amortization expense	115.6	101.9	105.0
Goodwill impairment	—	195.1	—
Non-operating pension and other post retirement employee benefit (income) expense	5.7	4.9	(1.1)
Other operating charges, net[1]	6.3	(17.5)	12.2
Adjusted EBITDA	$167.3	$181.6	$188.4

Consumer Products segment income (loss)	$(6.6)	$0.3	$46.2
Depreciation and amortization	69.7	57.8	60.3
Adjusted EBITDA Consumer Products segment	$63.1	$58.1	$106.5

Pulp and Paperboard segment income	$115.3	$130.9	$97.5
Depreciation and amortization	39.4	37.8	34.5
Adjusted EBITDA Pulp and Paperboard segment	$154.7	$168.7	$132.0

Corporate and other expense	$(57.0)	$(51.5)	$(55.7)
Depreciation and amortization	6.5	6.3	5.6
Adjusted EBITDA Corporate and other	$(50.5)	$(45.2)	$(50.1)

Consumer Products segment	$63.1	$58.1	$106.5
Pulp and Paperboard segment	154.7	168.7	132.0
Corporate and other	(50.5)	(45.2)	(50.1)
Adjusted EBITDA	$167.3	$181.6	$188.4
1 Other operating charges, net above excludes $4.6 million associated with accelerated depreciation related to our closures of the Oklahoma facility and the Long Island facility in 2017 as this amount is already included in the depreciation and amortization amount.
OUR OPERATING RESULTS
Our operating results for each of our segments are discussed below. See Note 16 "Segment Information" of the Notes to Consolidated Financial Statements included in Item 8 of this report for further information regarding our segments.
Consumer Products Segment
Our Consumer Products segment sells and manufacturers a complete line of at-home tissue products as well as AFH products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers.

Segment sales, operating income and Adjusted EBITDA for the Consumer Products segment were as follows:

(Dollars in millions, except per unit)				Increase (decrease)
Year ended December 31,	2019	2018	2017	2019 - 2018	2018 - 2017
Sales:
Retail tissue	$845.6	$794.4	$857.6	6.4%	(7.4)%
Non-retail tissue	56.5	88.2	81.1	(35.9)%	8.8%
Other	4.7	2.2	3.2	113.6%	(31.3)%
	$906.8	$884.8	$941.9	2.5%	(6.1)%

Operating income (loss)	$(6.6)	0.3	46.2	nm	nm
Operating margin	(0.7)%	—%	4.9%

Adjusted EBITDA	$63.1	$58.1	$106.5	8.6%	(45.4)%
Adjusted EBITDA Margin	7.0%	6.6%	11.3%

Shipments (short tons):
Retail tissue	308,805	293,856	309,067	5.1%	(4.9)%
Non-retail tissue	32,164	58,577	55,562	(45.1)%	5.4%

Sales price (short tons):
Retail tissue	$2,738	$2,703	$2,775	1.3%	(2.6)%
Non-retail tissue	$1,756	$1,506	$1,440	16.6%	4.6%
Net sales for the Consumer Products segment increased $22.0 million, or 2.5%, compared to 2018 due to higher average net selling prices due to a price increase implemented in the second half of 2018 and a favorable mix shift resulting from a higher percentage of retail sales. This change was partially offset due to decreased non-retail sales volume resulting from the sale of our Ladysmith, Wisconsin facility in the third quarter of 2018. The segment had an operating loss of $6.6 million for 2019 compared to income of $0.3 million in 2018. Overall, the decrease in operating results in this segment was due to higher pulp costs and ramp-up costs, increased depreciation expense and higher wage and benefit costs associated with the Shelby expansion project, partially offset by lower transportation costs and higher shipments.
Pulp and Paperboard Segment
Our Pulp and Paperboard segment markets and produces bleached paperboard to quality-conscious printers and packaging converters, and offers services that include custom sheeting, slitting and cutting.

Segment sales, operating profit and Adjusted EBITDA for the Pulp and Paperboard segment were as follows:

(Dollars in millions, except per unit)				Increase (decrease)
Year ended December 31,	2019	2018	2017	2019 - 2018	2018 - 2017
Sales:
Paperboard	$848.4	$837.9	$788.5	1.3%	6.3%
Other	6.3	1.5	—	320.0%	nm
	$854.7	$839.4	$788.5	1.8%	6.5%

Operating income	$115.3	$130.9	$97.5	(11.9)%	34.3%
Operating margin	13.5%	15.6%	12.4%

Adjusted EBITDA	$154.7	$168.7	$132.0	(8.3)%	27.8%
Adjusted EBITDA Margin	18.1%	20.1%	16.7%

Shipments (short tons)	844,661	859,348	828,201	(1.7)%	3.8%
Sales price (short tons)	$1,004	$975	$952	3.0%	2.4%
Net sales for Pulp and Paperboard segment increased $15.3 million, or 1.8%, during 2019 as compared to 2018 due to favorable pricing resulting from a price increase implemented in the 2018 on slightly lower volumes. Operating income for the segment decreased compared to 2018 due to the planned major maintenance at our Idaho pulp and paperboard facility in the third quarter of 2019 and our Arkansas facility in the fourth quarter of 2019 and as well as higher energy costs. Partially offsetting these items was lower chemical costs and favorable pricing.
Corporate expenses
Corporate expenses were $57.0 million in 2019 as compared to $51.5 million in 2018. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations. The increase in 2019 as compared to 2018 was primarily due to higher IT related expenses and higher incentive pay.
Other operating charges
See Note 10 "Other Operating Charges, net" included in Item 8 of this report for additional information.
Interest expense, net
Interest expense increased during 2019 as compared to 2018 due to our higher debt balances, partially offset by lower interest rates.
Income taxes
We recorded a tax benefit of $2.3 million in 2019. For 2019, the primary differences between the U.S. statutory rate of 21% and the effective rate applied to income (loss) before income taxes relates to a federal tax benefit for tax credits offset by increases in our valuation allowances.
The estimated annual effective tax rate for 2020 is expected to be approximately 25%.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are existing cash, cash generated by our operations and our ability to borrow under such credit facilities as we may have in effect from time to time. At times, we may also issue equity, debt or hybrid securities or engage in other capital market transactions. Due to the competitive and cyclical nature of the markets in which we operate, there is uncertainty regarding the amount of cash flows we will generate during the next twelve months. However, we believe that our cash flows from operations, our cash on hand and our borrowing capacity under our credit agreements will be adequate to fund debt service requirements and provide cash to support our ongoing operations, capital expenditures and working capital needs for the next twelve months.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness or shares or acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed at any time or from time to time without prior notice.
Operating Activities
During 2019, we generated $55.6 million of cash from operations, as compared to $168.9 million in 2018. This decrease was driven by lower net income (excluding one-time goodwill impairment in 2018) which was driven by higher cost of sales due to increased purchased pulp prices and maintenance and energy costs, as well as higher production costs associated with the ramp-up of our Shelby, North Carolina expansion project in 2019. We paid an additional $10.4 million in interest during 2019 due to higher debt balances. Additionally, our working capital decreased $68.5 million in 2019, compared to increasing $30.2 million in 2018, as a result of the 2019 borrowings under the Term Loan and ABL Credit Agreements which reduced our use of certain accounts receivable and accounts payable arrangements as well as our focusing on reducing short term debt balances.
Investing Activities
During 2019, we used $140.1 million in cash from investing activities for capital expenditures, primarily to complete the Shelby expansion, which included a new tissue machine and related converting equipment, as well as the Lewiston pulp optimization project. Included in accounts payable is $6.3 million related to capital expenditures that had not yet been paid.
Financing Activities
Net cash flows from financing activities were $82.0 million for 2019 due to increased net borrowings. With the closing of our $300 million Term Loan Credit Agreement and the borrowing of $58 million under our $250 million ABL Credit Agreement, we repaid the $200 million outstanding credit agreement balance with Northwest Farm Credit Services and the $135 million outstanding balance on the credit agreement with Wells Fargo.
Capital Expenditures
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. Our strategic projects are intended to grow our business to meet customer demands and to reduce future manufacturing costs and provide a positive return on investment. In 2020, we expect cash paid for capital expenditures to be approximately $45 to $50 million.
Credit Agreements
Commencing March 31, 2020, we are required to make quarterly installment payments of approximately $0.8 million on the outstanding principal of our Term Loan Credit Agreement. In addition, we must make mandatory prepayments of principal under the Term Loan Credit Agreement upon the occurrence of certain specified events, including Excess Cash Flow as defined by the Credit Agreement. The calculation of Excess Cash Flow commences with the year ended December 31, 2020. There is uncertainty regarding the amount of cash flow we will generate during the next twelve months, therefore, we are unable to estimate an Excess Cash Flow payment that could be required in the first quarter of 2021. Amounts repaid or prepaid cannot be reborrowed. However, we may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, so long as our first lien secured leverage ratio does not exceed 2.00 to 1.00.

The ABL Credit Agreement includes a $250 million revolving loan commitment, subject to borrowing base limitations. As of December 31, 2019, $217 million was available under the ABL Credit Agreement. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions.
Our Credit Agreements contain certain customary representations, warranties and affirmative and negative covenants. The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when availability falls below a certain threshold.
At December 31, 2019, we were in compliance with the Credit Agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our Credit Agreements. If we are unable to do so, it would be necessary to seek an amendment from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions. See Note 8, "Debt" to the Notes to Consolidated Financial Statements included in this report for additional discussion of our Credit Agreements.
Other Financing Arrangements
To provide additional working capital, from time to time, we may enter into agreements with unrelated third-party financial institutions to sell certain trade receivables or have supply-chain financing programs with financial intermediaries. At December 31, 2019, we had no active supply-chain financing programs. Supply-chain financing programs provide certain of our vendors the option to be paid by the financial intermediaries on our trade payables earlier than the due date on the applicable invoice.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of December 31, 2019. See the footnotes following the table for information regarding the amounts presented.

	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt	$13.5	$13.5	$—	$—	$—
Long-term debt[1]	1,103.9	46.8	93.1	348.7	615.3
Finance leases[2]	33.9	3.2	6.3	5.7	18.7
Operating leases[2]	93.5	17.4	32.4	17.0	26.7
Purchase obligations[3]	67.5	65.7	0.9	0.9	—
Other long-term obligations[4,5]	57.5	7.6	11.8	9.8	28.3
Total	$1,369.8	$154.2	$144.4	$382.2	$689.0

[1]
Amounts presented for principal and interest payments assume that all long-term debt outstanding as of December 31, 2019 will be paid based upon stated rates, terms and interest rates on variable rate debt in effect as of December 31, 2019 will remain in effect until maturity.

[2]	These amounts represent our minimum lease payments, including amounts representing interest.

[3]
Purchase obligations consist primarily of contracts for the purchase of chemicals and pulp from third parties and contracts with natural gas and electricity providers that are legally binding on us and that specify fixed or minimum quantities. Purchase obligations exclude arrangements that we can cancel without penalty.

[4]
Other long-term obligations consist of estimated benefit payments for postretirement employee benefit and supplemental pension plans, deferred compensation arrangements and asset retirement obligations.

[5]	Other obligations exclude $3.4 million of unrecognized tax benefits due to the uncertainty of timing of payment.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition or consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our Term Loan and ABL Credit Agreements. As of December 31, 2019, there were $313.5 million in borrowings outstanding under our Credit Agreements. The interest rates applied to our Credit Agreements are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. A one percentage point increase or decrease in interest rates, based on assumed outstanding borrowings of $313.5 million, would have a $3.1 million annual effect on interest expense.
We currently do not attempt to alleviate the effects of short-term interest rate fluctuations on our credit facilities borrowings through the use of derivative financial instruments. However, we may do so in the future.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Nearly all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks

	Expected Maturity Date
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$275.0	$—	$300.0	$575.0
Variable rate	$3.0	$3.0	$3.0	$3.0	$3.0	$285.0	$300.0
Revolving credit facility	$13.5	$—	$—	$—	$—	$—	$13.5
Average interest rate	3.00%	5.00%	5.00%	4.50%	5.00%	5.19%	4.97%
Fair value at December 31, 2019							$887.5

ITEM 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Clearwater Paper Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842 - Leases.
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
Seattle, Washington
March 6, 2020

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets

	At December 31,
(Dollars in millions, except per share information)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$20.0	$22.5
Restricted cash	1.4	—
Receivables, net of allowance for doubtful accounts of $1.5 at December 31, 2019 and 2018	159.1	145.5
Taxes receivable	0.3	6.3
Inventories	281.4	266.2
Other current assets	3.6	3.4
Total current assets	465.8	443.9
Property, plant and equipment, net	1,257.7	1,269.3
Operating lease right-of-use assets	73.1	—
Goodwill and intangible assets, net	52.0	59.2
Other assets, net	29.1	15.7
TOTAL ASSETS	$1,877.7	$1,788.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$17.9	$122.2
Accounts payable and accrued liabilities	262.5	327.0
Total current liabilities	280.4	449.2
Long-term debt	884.5	692.9
Long-term operating lease liabilities	65.6	—
Liability for pension and other postretirement employee benefits	76.6	78.2
Other long-term obligations	17.3	20.2
Deferred tax liabilities	121.3	121.2
TOTAL LIABILITIES	1,445.7	1,361.7
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 16,515,813 and 16,482,345 shares issued	—	—
Additional paid-in capital	9.8	6.4
Retained earnings	481.7	487.3
Accumulated other comprehensive loss, net of tax	(59.5)	(67.3)
Total stockholders’ equity	432.0	426.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,877.7	$1,788.1
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations

	For The Years Ended December 31,
(In millions, except per-share data)	2019	2018	2017
Net sales	$1,761.5	$1,724.2	$1,730.4
Costs and expenses:
Cost of sales	1,597.0	1,536.7	1,521.2
Selling, general and administrative expenses	112.8	107.8	121.2
Other operating charges, net	6.3	(17.5)	16.8
Goodwill impairment	—	195.1	—
Total operating costs and expenses	1,716.1	1,822.1	1,659.2
Income (loss) from operations	45.4	(97.9)	71.2
Interest expense, net	(44.9)	(30.7)	(31.4)
Debt retirement costs	(2.7)	—	—
Non-operating pension and other postretirement employee benefits income (expense)	(5.7)	(4.9)	1.1
Income (loss) before income taxes	(7.9)	(133.5)	40.9
Income tax provision (benefit)	(2.3)	10.3	(56.4)
Net income (loss)	$(5.6)	$(143.8)	$97.3

Net income (loss) per common share:
Basic	$(0.34)	$(8.72)	$5.91
Diluted	(0.34)	(8.72)	5.88

Average shares of common stock used to compute net income (loss) per share: (in thousands)
Basic	16,533	16,487	16,464
Diluted	16,533	16,487	16,556
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income

	For The Years Ended December 31,
(In millions)	2019	2018	2017
Net income (loss)	$(5.6)	$(143.8)	$97.3
Other comprehensive income (loss), net of tax:
Defined benefit pension and other post retirement employee benefits:
Net (loss) gain arising during the period, net of tax of $0.9, $(5.7) and $2.5	2.7	(16.0)	6.7
Amortization of actuarial loss included in net periodic cost, net of tax of $1.9, $2.4 and $1.3	5.1	6.8	2.0
Amortization of prior service credit included in net periodic cost, net of tax of $-, $(0.4), and $(0.6)	—	(1.3)	(0.9)
Other comprehensive income (loss), net of tax	7.8	(10.5)	7.8
Comprehensive income (loss)	$2.2	$(154.3)	$105.1
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(In millions)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5.6)	$(143.8)	$97.3
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Goodwill impairment	—	195.1	—
Depreciation and amortization	115.6	101.9	105.0
Equity-based compensation expense	4.1	3.3	3.6
Deferred taxes	(0.3)	7.1	(40.6)
Pension and other post employment benefits	1.4	(0.6)	(5.1)
Debt retirement costs	2.7	—	—
Gain on divested assets, net	—	(25.5)	—
Disposal of plant and equipment, net	0.7	0.7	4.1
Other non-cash activity	2.5	1.5	2.9
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13.6)	(7.3)	5.6
(Increase) decrease in taxes receivable, net	(4.4)	14.0	(10.6)
Increase in inventory	(21.2)	(8.1)	(14.8)
(Increase) decrease in other current assets	(0.8)	6.4	(0.3)
Increase (decrease) in accounts payable and accrued liabilities	(28.5)	25.2	31.3
Other, net	3.0	(1.0)	0.3
Net cash flows from operating activities	55.6	168.9	178.7
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(140.1)	(295.7)	(199.7)
Net proceeds from divested assets	—	70.9	—
Other, net	—	0.8	0.9
Net cash flows from investing activities	(140.1)	(224.0)	(198.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	—	(4.9)
Borrowings on short-term debt	549.3	630.8	298.3
Repayments of borrowings on short-term debt	(657.7)	(565.0)	(278.3)
Proceeds from long-term debt, net	296.1	—	—
Repayment of long-term debt	(103.0)	—	—
Payments for debt issuance costs	(2.3)	(2.1)	(0.1)
Other, net	(0.4)	(0.4)	(1.2)
Net cash flows from financing activities	82.0	63.3	13.8
Increase (decrease) in cash, cash equivalents and restricted cash	(2.5)	8.2	(6.3)
Cash, cash equivalents and restricted cash at beginning of period	24.9	16.7	23.0
Cash, cash equivalents and restricted cash at end of period	$22.4	$24.9	$16.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$38.4	$26.1	$28.1
Cash paid for income taxes	$3.6	$3.7	$2.7
Cash received from income tax refunds	$0.5	$14.3	$7.6
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount			Shares	Amount
Balance at December 31, 2016	24,223	$—	$347.1	$569.9	(7,736)	$(395.3)	$(51.8)	$469.9
Net income	—	—	—	97.3	—	—	—	97.3
Performance share, restricted stock unit, and stock option awards, net	46	—	5.3	—	—	—	—	5.3
Pension and OPEB, net of tax of $3.2	—	—	—	—	—	—	7.8	7.8
Purchase of treasury stock	—	—	—	—	(85)	(4.9)	—	(4.9)
Retirement of treasury stock	(7,821)	—	(351.3)	(48.9)	7,821	400.2	—	—
Balance at December 31, 2017	16,448	—	1.1	618.3	—	—	(44.0)	575.4
Net loss	—	—	—	(143.8)	—	—	—	(143.8)
Performance share, restricted stock unit, and stock option awards, net	34	—	5.3	—	—	—	—	5.3
Reclassification of the income tax effects of the Tax Cuts and Jobs Act	—	—	—	12.8	—	—	(12.8)	—
Pension and OPEB, net of tax of ($3.7)	—	—	—	—	—	—	(10.5)	(10.5)
Balance at December 31, 2018	16,482	—	6.4	487.3	—	—	(67.3)	426.4
Net loss	—	—	—	(5.6)	—	—	—	(5.6)
Performance share, restricted stock unit, and stock option awards, net	33	—	3.4	—	—	—	—	3.4
Pension and OPEB, net of tax of $2.8	—	—	—	—	—	—	7.8	7.8
Balance at December 31, 2019	16,515	$—	$9.8	$481.7	—	$—	$(59.5)	$432.0
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Notes to Consolidated Financial Statements

NOTE 1 Summary of Significant Accounting Policies
NATURE OF OPERATIONS AND BASIS OF PRESENTATION
We are a premier supplier of quality consumer tissue, away-from-home (AFH) tissue, parent roll tissue and bleached paperboard. We supply private label tissue to major retailers and wholesale distributors, including grocery, drug, mass merchants and discount stores. In addition, we supply bleached paperboard to quality-conscious printers and packaging converters, and offer services that include custom sheeting, slitting and cutting.
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.
Unless the context otherwise requires or unless otherwise indicated, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the Company” and “us” refer to Clearwater Paper Corporation and its subsidiaries.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.
PRINCIPLES OF CONSOLIDATION
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

	December 31,
(In millions)	2019	2018	2017
Cash and cash equivalents	$20.0	$22.5	$15.7
Restricted cash	1.4	—	—
Restricted cash included in Other assets, net	1.0	2.4	1.0
Total cash, cash equivalents and restricted cash	$22.4	$24.9	$16.7
INVENTORY
Our inventories are stated at the lower of net realizable value or current cost using the average cost method.

	December 31,
(In millions)	2019	2018
Logs, pulpwood, chips and sawdust	$19.4	$19.8
Pulp, paperboard and tissue products	168.9	159.5
Materials and supplies	93.1	86.9
	$281.4	$266.2

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, including assets acquired under finance lease obligations, and any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Estimated useful lives generally range from 10 to 40 years for land improvements, 10 to 40 years for buildings and improvements and 2 to 25 years for machinery and equipment (includes office and other equipment).

	December 31,
(In millions)	2019	2018
Land and land improvements	$109.9	$95.3
Buildings and improvements	478.7	381.1
Machinery and equipment	2,441.7	2,211.3
Construction in progress	9.2	273.3
	3,039.5	2,961.0
Less accumulated depreciation and amortization	(1,781.8)	(1,691.7)
Property, plant and equipment, net	$1,257.7	$1,269.3
At December 31, 2019 and 2018, included within buildings and improvements and machinery and equipment were finance leases of $26.5 million and $26.1 million.
Depreciation expense, including amounts associated with finance leases, totaled $108.4 million, $94.4 million and $97.0 million for the years ended December 31, 2019, 2018 and 2017.
We capitalize interest on borrowed funds during construction periods. Capitalized interest is charged to and amortized over the lives of the related assets. For the years ended December 31, 2019, 2018, and 2017, we capitalized $5.9 million, $9.0 million and $4.6 million of interest expense associated with the construction of a paper machine at our Shelby, North Carolina facility and the continuous pulp digester at our Lewiston, Idaho facility.
RECOVERY OF LONG-LIVED ASSETS
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.
GOODWILL AND INTANGIBLE ASSETS
Goodwill from an acquisition represents the excess of the cost of a business acquired over the net amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed. Goodwill is not amortized but is tested for impairment annually as of November 1, as well as any time when events suggest impairment may have occurred. In the event the carrying value of the reporting unit in which our goodwill is assigned exceeds the estimated fair value of that reporting unit, an impairment loss would be recognized to the extent the carrying amount of the reporting unit exceeds its fair value.
We use estimates in determining and assigning the fair value of the useful lives of intangible assets, the amount and timing of related future cash flows and fair values of the related operations. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 5 to 10 years. We assess our intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
See Note 5, "Goodwill and Intangible Assets" for further discussion.

PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
We are required to use actuarial methods and assumptions in the valuation of defined benefit obligations and other post retirement obligations and the determination of expense. Differences between actual and expected results or changes in the values of the obligations and plan assets are not recognized in earnings as they occur but, rather, systematically and gradually over subsequent periods. See Note 11, "Savings, Pension and Other Postretirement Employee Benefit Plans" for further information.
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
See Note 6, " Income Taxes" for further information.
REVENUE RECOGNITION
We enter into contracts that can include various combinations of tissue and paperboard products, which are generally distinct and accounted for as separate performance obligations.
Revenue is recognized at a point in time upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed, usually this is upon receipt at our customer's destination. We have elected to treat shipping and handling costs as a fulfillment cost. We typically expense incremental direct costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally 12 months or less. We have also elected to use the practical expedient to not disclose unsatisfied or partially satisfied performance obligations as we have no unsatisfied contracts where the remaining portions are expected to be satisfied in a period greater than one year.
We provide for trade promotions, customer cash discounts and other deductions, which are considered variable consideration and recorded as a reduction of net sales. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Revenue, net of returns and credits, is only recognized to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Judgment associated with forecasted volumes is required to determine the most probable amount of variable consideration to apply as a reduction to net sales. Revenue is recognized net of any taxes collected from customers.
Payment terms and conditions vary by contract type. Terms generally include a requirement of payment within 30 days, and do not include a significant financing component.
Trade accounts receivable are reported within Receivables, net, and are stated at the amount we expect to collect. Trade accounts receivable were $157.1 million and $142.8 million at December 31, 2019 and 2018. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments.
See to Note 16, "Segment Information" for further information, including the disaggregation of revenue by segment, primary geographical market, and major product type.

OTHER OPERATING CHARGES, NET
We classify significant amounts unrelated to ongoing core operating activities as “Other operating charges, net” in the Consolidated Statements of Operations. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, product reserves, retirement charges and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 10, "Other Operating Charges, net" for a discussion of specific amounts in 2019, 2018 and 2017.
ACCOUNTS RECEIVABLE ARRANGEMENTS
We have utilized an Account Purchase Agreement (APA) to sell, on a revolving and discounted basis, certain trade accounts receivable balances to an unrelated third-party financial institution. The APA was terminated in the fourth quarter of 2019. Under the APA, we retained no interest in the receivables sold, however, we did have servicing responsibilities for the sold receivables, such as collection. The fair value of the servicing arrangement was not material to our financial statements.
As of December 31, 2019, all amounts collected from customers under the APA had been remitted to the third-party financial institution. At December 31, 2018, we had collected $4.9 million of cash from customers that had not yet been remitted to the third-party financial institution.
In addition, for one of our large customers, during 2019 we entered into an uncommitted supply-chain financing program with a global financial institution under which this customer's trade accounts receivable may be acquired, without recourse, by the financial institution at a discounted rate. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. We have no servicing responsibilities under this agreement.
Receivables sold are de-recognized from our Consolidated Balance Sheet. For the years ended December 31, 2019 and 2018, we sold $159.3 million and $68.8 million of receivables. The proceeds from these sales of receivables are included within operating activities in our Consolidated Statements of Cash Flows. For the year ended December 31, 2019, factoring expense on the sale of receivables was $1.0 million, which is included in the "Interest expense, net" line in the Consolidated Statement of Operations. For the year ended December 31, 2018, factoring expense was $0.2 million.
ACCOUNTS PAYABLE ARRANGEMENTS
We have used supply-chain financing programs with financial intermediaries, which have provided certain of our vendors the option to be paid by the financial intermediaries on our trade payables earlier than the due date on the applicable invoice. We have no such active programs at December 31, 2019.
Under supply-chain financing programs, when a vendor receives an early payment from a financial intermediary on a trade payable for which it invoiced us, we pay that financial intermediary the face amount of the invoice on the regularly scheduled due date. If we reimburse vendors for certain fees they may incur in connection with receiving an early payment on an invoice, the amount of such invoice that would have otherwise been included in our trade payables is included in our short-term debt. As of December 31, 2018, $20.8 million was included in “Short-term debt” on our Consolidated Balance Sheet related to invoices for which we had reimbursed our vendors’ fees.
ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS
We estimate our environmental and asset retirement obligations based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities. Currently, we are not aware of any material environmental liabilities and have accrued only for specific costs related to environmental matters that we have determined are probable and for which an amount can be reasonably estimated. For asset retirement obligations, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded.

NOTE 2 Recently Adopted and New Accounting Standards
RECENTLY ADOPTED
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842. The new guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of Topic 842 had a material impact on our Consolidated Balance Sheet due to the recognition of right-of-use (ROU) assets of approximately $85 million and lease liabilities of approximately $90 million as of January 1, 2019. The difference between these lease assets and lease liabilities represents deferred rent balances that were reclassified on the balance sheet. The adoption of Topic 842 did not have a material impact on our Consolidated Statement of Operations or our Consolidated Statement of Cash Flows. We will continue to report periods prior to January 1, 2019 under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases." See Note 4, "Leases" for further discussion.
NEW ACCOUNTING STANDARDS
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU is effective for fiscal years beginning after December 15, 2019 and for interim periods therein. We do not believe this ASU will have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements for defined benefit and other postretirement plans. This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties and the effects of interest rate basis point changes on assumed health care costs, with other disclosures being added to address significant gains and losses related to changes in benefit obligations. This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, with early adoption permitted and adoption on a retrospective basis for all periods presented required. We do not believe it will have a material impact on our consolidated financial statements beyond updating footnote disclosures.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. Such modification of the measurement approach for credit losses eliminates the requirement that a credit loss be considered probable, or incurred, to impact the valuation of a financial asset measured on an amortized cost basis. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. This amendment will affect trade receivables, off-balance sheet credit exposures and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. The new standard is effective for annual and interim periods beginning after December 15, 2019. We do not believe this ASU will have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which removes certain exceptions, such as the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year, and simplifies the accounting for income taxes in areas such as franchise tax (or similar tax) that is partially based on income. The new standard is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. We do not believe this ASU will have a material impact on our consolidated financial statements.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable to our business.
NOTE 3 Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We are required to classify these financial assets and liabilities into two groups: recurring-measured on a periodic basis and non-recurring-measured on an as needed basis.

There are three levels of inputs that may be used to measure fair value:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.
Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.
Level 3: Valuations based on models where significant inputs are not observable. Unobservable inputs are used when little or no market data is available and reflect the Company’s own assumptions about the assumptions market participants would use.
Carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments. See discussion on fair market values for Long-term Debt included within Note 8, "Debt".
We review the carrying values of goodwill and long-lived assets to be held and used for impairment wherever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable and exceeds estimated fair value. See discussion on fair market values for Goodwill included within Note 5, "Goodwill and Intangible Assets".
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
We have operating leases for manufacturing, office, warehouse and distribution space, paperboard sheeting and chipping facilities, equipment and vehicles. We also have finance leases related to our North Carolina converting and manufacturing facilities, as well as for certain office and other equipment. We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. Our leases have remaining lease terms from less than one year to twelve years , and some of our leases include one or more options to renew.
Lease ROU assets and liabilities are recognized at the commencement date of the lease. Lease ROU assets and liabilities are measured based on the present value of lease payments over the lease term and are reduced by any lease incentives received. Our leases have not provided an implicit rate, therefore, we use our incremental borrowing rate, which is based on quoted rates from our lender for the term and underlying collateral at the lease commencement date. The depreciable life of leasehold improvements is limited to the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
Short-term leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2019, our short-term lease expense was not material. Our variable lease costs, which are considered non-lease components, consist primarily of taxes, insurance and common area maintenance. Lease and non-lease components are treated as a single lease component. For the year ended December 31, 2019, sublease income was immaterial to the financial statements.
The tables below present financial information associated with our leases. This information is only presented as of December 31, 2019. We adopted Topic 842 using the alternative modified retrospective transition approach that does not require application to periods prior to adoption.

LEASE EXPENSE

(In millions)	Year Ended December 31, 2019
Operating lease costs	$15.0

Finance lease costs:
Amortization of right-of-use assets	1.7
Interest on lease liabilities	1.9
Total finance lease costs	3.6

Variable lease costs	1.2

Total lease costs	$19.8
SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16.6
Operating cash flows from finance leases	1.9
Financing cash flows from finance leases	1.3

Non-cash amounts for lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2.5
Finance leases	0.5

SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions)	Classification	December 31, 2019
Lease ROU Assets
Operating lease assets	Operating lease right-of-use assets	$73.1
Finance lease assets	Property, plant and equipment, net	26.5
Accumulated Depreciation		(11.1)
Total lease ROU assets		$88.5

Lease Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$13.9
Current finance lease liabilities	Short-term debt	1.4
Total current lease liabilities		15.3

Non-current operating lease liabilities	Long-term operating lease liabilities	65.6
Non-current finance lease liabilities	Long-term debt	20.6
Total non-current lease liabilities		86.2

Total operating lease liabilities		79.5
Total finance lease liabilities		22.0
Total lease liabilities		$101.5

LEASE TERM AND DISCOUNT RATE

December 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.6
Finance leases	10.7

Weighted average discount rate
Operating leases	4.9%
Finance leases	8.3%
MATURITY OF LEASE LIABILITIES
As of December 31, 2019, our future maturities of lease liabilities were as follows:

(In millions)	Operating	Finance
2020	$17.4	$3.2
2021	16.7	3.2
2022	15.7	3.1
2023	9.6	2.9
2024	7.4	2.8
Thereafter	26.7	18.7
Total lease payments	93.5	33.9
Less interest portion	(14.0)	(11.9)
Total	$79.5	$22.0
As of December 31, 2018, as previously disclosed in our 2018 Annual Report on Form 10-K, and under the previous lease accounting standard, we had future minimum lease payments as follows:

(In millions)	Operating	Capital
2019	$12.0	$3.1
2020	11.4	3.1
2021	10.4	3.1
2022	9.5	3.0
2023	7.2	2.8
Thereafter	24.3	21.7
Total future minimum lease payments	$74.8	36.8
Less interest portion		(13.9)
Present value of future minimum lease payments		$22.9
NOTE 5 Goodwill and Intangible Assets
As of December 31, 2019 and 2018, we had $35.1 million of goodwill included on our Consolidated Balance Sheets. Goodwill is not amortized but tested for impairment annually as of each November 1st and at any time when events suggest impairment may have occurred.
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
In 2018, we conducted our annual impairment test as of the November 1, 2018 measurement date and concluded, based on a weakened market outlook, that the estimated fair value of the Consumer Products reporting unit, using a discounted cash flow methodology, was below the carrying value of the reporting unit, resulting in a non-cash impairment charge of $195.1 million. This amount represented the remaining goodwill associated with our Consumer Products reporting unit that was originally recorded as the result of our acquisition of Cellu Tissue Holdings, Inc. in 2010.
Changes in the carrying amounts of goodwill and intangible assets by reportable segment were as follows:

(In millions)	Consumer Products		Pulp and Paperboard		Total
	Goodwill	Intangibles	Goodwill	Intangibles
Balance as of December 31, 2017	$209.1	$10.1	$35.1	$22.4	$276.7
Impairment	(195.1)	—	—	—	(195.1)
Write off due to Ladysmith sale	(14.0)	(0.9)	—	—	(14.9)
Amortization	—	(4.6)	—	(2.9)	(7.5)
Balance as of December 31, 2018	—	4.6	35.1	19.5	59.2
Amortization	—	(4.3)	—	(2.9)	(7.2)
Balance as of December 31, 2019	$—	$0.3	$35.1	$16.6	$52.0
As of December 31, 2019, intangible assets consisted of $15.0 million customer relationships, $1.7 million tradenames and trademarks and $0.2 million other intangibles. As of December 31, 2018, intangible assets consisted of $21.0 million customer relationships, $2.8 million tradenames and trademarks and $0.3 million other intangibles. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 5 to 10 years.
Accumulated amortization of definite lived intangible assets at December 31, 2019, 2018 and 2017 was $46.9 million, $39.7 million and $37.8 million.
As of December 31, 2019, estimated future amortization expense related to intangible assets is as follows (in millions):

Years ending December 31,	Amount
2020	$3.3
2021	2.9
2022	2.2
2023	2.1
2024	2.1
Thereafter	4.3
Total	$16.9
NOTE 6 Income Taxes
We are subject to corporate level federal and state income taxes in the United States. On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act (the Act), was enacted. The Act contained significant changes to corporate taxation, including the reduction of the corporate tax rate from 35% to 21% effective January 1, 2018 and interest limitation rules under IRC Section 163(j). The Act required a remeasurement of our deferred tax assets and liabilities as of the date of enactment due to the corporate tax rate reduction. Accordingly, the 2017 tax provision included a tax benefit of $70.1 million resulting from a decrease in net deferred tax liabilities.
In 2019, we deferred $9.9 million of interest expense under the interest limitation rules, compared to $2.5 million in 2018. During 2018, we recorded $41.0 million of tax expense related to impairment of non-deductible goodwill.

The income tax provision (benefit) is comprised of the following:

	For The Years Ended December 31,
(In millions)	2019	2018	2017
Current
Federal	$(2.1)	$1.1	$(16.7)
State	0.1	2.1	0.9
Total current	(2.0)	3.2	(15.8)
Deferred
Federal	(0.6)	3.6	(36.8)
State	0.3	3.5	(3.8)
Total deferred	(0.3)	7.1	(40.6)
Income tax provision (benefit)	$(2.3)	$10.3	$(56.4)
The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate of 21.0% in 2019 and 2018 and 35.0% in 2017 to income (loss) before income taxes due to the following:

	For The Years Ended December 31,
(In millions)	2019	2018	2017
Tax at the statutory rate	$(1.7)	$(28.0)	$14.3
Goodwill impairment	—	41.0	—
Federal rate change	—	—	(70.1)
State and local taxes, net of federal income tax impact	(0.9)	4.4	(1.2)
Adjustment for state deferred tax rate	(1.2)	0.1	(0.7)
Federal credits and net operating losses	(2.3)	(10.9)	(3.2)
Uncertain tax positions	0.7	—	0.3
Stock compensation	0.6	0.7	2.2
Non-deductible expenses	0.4	0.2	0.3
Change in valuation allowances	2.3	—	0.8
Other, net[1]	(0.2)	2.8	0.9
Income tax provision (benefit)	$(2.3)	$10.3	$(56.4)

[1]	Includes $2.9 million of expense associated with the write-off of goodwill as part of our divestiture discussed in Note 10, "Other Operating Charges, net" for the year ended December 31, 2018.

During 2019, the valuation allowance for deferred tax assets increased by $2.3 million and during 2018 the valuation allowance for deferred tax assets remained comparable to the prior year. The increase of $2.3 million was offset by a release of state valuation allowances of $0.8 million during the period due to the lapse of statutes.

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(In millions)	2019	2018
Deferred tax assets:
Employee benefits	$3.8	$4.2
Postretirement employee benefits	17.1	15.9
Incentive compensation	4.4	4.3
Inventories	7.6	6.2
Pensions	3.2	7.4
Federal and state credit carryforwards	10.3	10.7
Federal and state net operating losses	8.8	2.0
Deferred interest expense	12.4	2.5
Operating leases	20.5	—
Other	1.6	3.0
Total deferred tax assets	89.7	56.2
Valuation allowance	(5.3)	(3.8)
Deferred tax assets, net of valuation allowance	84.4	52.4
Deferred tax liabilities:
Property, plant and equipment, net	(179.2)	(161.8)
Operating leases	(18.9)	—
Intangible assets, net	(3.8)	(5.6)
Total deferred tax liabilities	(201.9)	(167.4)
Net deferred tax liabilities	$(117.5)	$(115.0)

Net deferred tax assets (liabilities) consist of:

(In millions)	2019	2018
Non-current deferred tax assets[1]	$3.8	$6.2
Non-current deferred tax liabilities	(121.3)	(121.2)
Net deferred tax liabilities	$(117.5)	$(115.0)

[1]	Included in "Other assets, net" on our accompanying December 31, 2019 and 2018 Consolidated Balance Sheets.
We have tax benefits associated with state jurisdictions totaling $7.7 million which expire between 2020 and 2039.
We use the flow-through method to account for investment tax credits earned on eligible expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned. During 2019 and 2018, we recognized $1.3 million and $10.0 million related to energy investment tax credits.

The following presents a roll forward of our unrecognized tax benefits and associated interest and penalties. At December 31, 2019 and 2018, $3.4 million and $2.8 million were included in the "Other long-term obligations" line item in non-current liabilities in our Consolidated Balance Sheets. The remaining amount consisted of uncertain receivables and tax benefits associated with state net operating losses, which were netted with the associated deferred tax asset.

(In millions)	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at December 31, 2017	$4.1	$0.3	$4.4
Change in prior year tax positions	(0.6)	0.1	(0.5)
Reductions as a result of a lapse of the applicable statute of limitations	(0.7)	(0.1)	(0.8)
Change in current year tax positions	0.3	—	0.3
Balance at December 31, 2018	3.1	0.3	3.4
Change in prior year tax positions	0.3	0.1	0.4
Change in current year tax positions	0.3	—	0.3
Balance at December 31, 2019	$3.7	$0.4	$4.1
Unrecognized tax benefits net of related deferred tax assets at December 31, 2019, if recognized, would have favorably impacted our effective tax rate by decreasing our tax provision by $3.5 million. For each of the years ended December 31, 2018 and 2017, if recognized, the balance of unrecognized tax benefits would have favorably impacted our effective tax rate by $2.8 million and $3.6 million. We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For each of the years ended December 31, 2019, 2018, and 2017, we accrued interest of less than $0.1 million each year in our income tax provision and no penalties in our income tax provision.
We have operations in many states within the U.S. and are subject, at times, to tax audits in these jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2015. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements. Although the timing of resolution of audits is not certain, we evaluate all audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimate that it is reasonably possible the total gross unrecognized tax benefits could decrease by approximately $1.1 million within the next 12 months.
NOTE 7 Accounts Payable and Accrued Liabilities

	December 31,
(In millions)	2019	2018
Trade accounts payable	$149.6	$228.1
Accrued wages, salaries and employee benefits	45.0	41.4
Operating lease liabilities	13.9	—
Accrued interest	13.3	14.7
Accrued utilities	8.6	6.9
Current liability for pension and other postretirement employee benefits	7.4	7.4
Accrued taxes other than income taxes payable	7.1	6.2
Accrued discounts and allowances	6.6	8.1
Other	11.0	14.2
	$262.5	$327.0
Included in accounts payable is $6.3 million and $57.1 million related to capital expenditures that had not yet been paid as of December 31, 2019 and as of December 31, 2018.

NOTE 8 Debt
Long-term debt at the balance sheet dates consisted of:

		December 31, 2019			December 31, 2018
(In millions)	Interest Rate at December 31, 2019	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Term loan maturing 2026, variable interest rate	5.0%	$300.0	$(5.1)	$294.9	$—	$—	$—
2013 Notes, maturing 2023, fixed interest rate	4.5%	275.0	(1.5)	273.5	275.0	(2.0)	273.0
2014 Notes, maturing 2025, fixed interest rate	5.4%	300.0	(1.5)	298.5	300.0	(1.7)	298.3
Credit Agreements, variable interest rates	3.0%	13.5		13.5	200.0		200.0
Finance leases		22.0		22.0	23.0		23.0
Supply chain financing		—		—	20.8		20.8
Total debt		910.5	(8.1)	902.4	818.8	(3.7)	815.1
Less: current portion		(17.9)	—	(17.9)	(122.2)	—	(122.2)
Net long-term portion		$892.6	$(8.1)	$884.5	$696.6	$(3.7)	$692.9
Deferred debt costs are amortized over the life of the related debt using a straight line basis which approximates the effective interest method. These costs are a direct deduction from the carrying amount related to the debt liability. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to debt retirement costs. We amortized deferred debt costs of $2.0 million, $1.4 million and $1.2 million for the years ended December 31, 2019 , 2018 and 2017. Included in these amortized amounts are deferred debt costs associated with our current line of credit, which are recorded within "Other current assets" and "Other assets, net" on our Consolidated Balance Sheet.
We estimated the Senior Notes due 2023 and 2025 to have a fair value of $574.0 million and $512.4 million at December 31, 2019 and 2018 based upon market quotations. We believe the carrying amounts of the Term Loan of $300.0 million approximates fair market value based upon current interest rates with similar maturities.
TERM LOAN AND ABL CREDIT AGREEMENTS
On July 26, 2019, we entered into credit agreements with several lenders and JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent, which included (a) a $300 million Term Loan Credit Agreement and (b) a $250 million asset based lending (ABL) Credit Agreement (the Term Loan Credit Agreement and ABL Credit Agreement are collectively referred to as the Credit Agreements). At closing, the Term Loan Credit Agreement was fully advanced and $58.0 million was drawn under the ABL Credit Agreement, proceeds of which were used to refinance and terminate our: (a) $200 million credit agreement dated October 31, 2016, as amended, with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent, and the lenders party thereto, of which $135.0 million was outstanding and (b) the $200 million credit agreement dated October 31, 2016, as amended, with Northwest Farm Credit Services, PCA, (Farm Credit) as administrative agent, and the lenders party thereto, of which $200.0 million was outstanding (the Prior Credit Agreements); pay fees and expenses in connection with the Credit Agreements; and for working capital purposes.
In conjunction with the termination of the Prior Credit Agreements, of which the $200 million credit agreement with Wells Fargo was treated as a debt modification, debt extinguishment costs consisted of $1.7 million in breakage fees and $1.0 million in unamortized debt issuance costs, which were written-off as debt retirement costs during 2019. Unamortized debt issuance costs of $1.6 million, related to the debt modification, are being amortized over the remaining term of the ABL Credit Agreement. We incurred additional debt issuance costs of $7.3 million, which are allocated and amortized over the respective terms of the Credit Agreements.
The Credit Agreements contain certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. At December 31, 2019, we were in compliance with the Credit Agreements.
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
We may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions in an amount not to exceed (1) $100 million, plus (2) the amount of all voluntary prepayments of the Term Loan Credit Agreement (other than prepayments funded with long-term indebtedness), plus (3) an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien secured leverage ratio would not exceed 2.00 to 1.00. Under the Term Loan Credit Agreement, loans generally may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin, when our leverage ratio is (i) less than or equal to 4.25 to 1.00, of 3.00% per annum in the case of LIBOR loans and of 2.00% per annum in the case of annual base rate loans and (ii) greater than 4.25 to 1.00, of 3.25% per annum in the case of LIBOR loans and of 2.25% per annum in the case of annual base rate loans. At December 31, 2019, our applicable margin on LIBOR loans was 3.25%.
ABL Credit Agreement
The ABL Credit Agreement matures on July 26, 2024 and includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Up to $15 million of the ABL Credit Agreement is available for the issuance of letters of credit, of which $4.4 million was utilized at December 31, 2019. As of December 31, 2019, $217 million was available under the ABL Credit Agreement. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions.
Under the ABL Credit Agreement, loans may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin that is based on availability (as determined under the ABL Credit Agreement) that may vary from 1.25% per annum to 1.75% per annum in the case of LIBOR loans and 0.25% per annum to 0.75% per annum in the case of annual base rate loans. In addition, a commitment fee based on unused availability is also payable which may vary from 0.25% per annum to 0.375% per annum. At December 31, 2019, our weighted average interest rate was 3.0%. At December 31, 2019, we were able to borrow with an applicable margin of 1.25% on LIBOR loans and our unused commitment fee rate was 0.375%.
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when availability falls below a certain threshold.
2013 NOTES
In 2013, we issued $275 million aggregate principal amount of senior notes (2013 Notes), due February 1, 2023, with an interest rate of 4.5%.

The 2013 Notes are guaranteed by all of our direct and indirect domestic subsidiaries, as well as our future direct and indirect domestic subsidiaries that we do not designate as an unrestricted subsidiary under the indenture governing the 2013 Notes. The 2013 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2013 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Term Loan and ABL Credit Agreements. The terms of the 2013 Notes limit our ability and the ability of any restricted subsidiaries to borrow money; pay dividends; redeem or repurchase capital stock; make investments; sell assets; create restrictions on the payment of dividends or other amounts to us from any restricted subsidiaries; enter into transactions with affiliates; enter into sale and lease back transactions; create liens; and consolidate, merge or sell all or substantially all of our assets.
We may redeem all or a portion of the 2013 Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2013 Notes upon the sale of certain assets and upon a change of control.
2014 NOTES
In 2014, we issued $300 million aggregate principal amount of senior notes (2014 Notes), due February 1, 2025, with an interest rate of 5.375%.
The 2014 Notes are guaranteed by all of our direct and indirect domestic subsidiaries, as well as any future direct and indirect domestic subsidiaries that do not constitute an immaterial subsidiary under the indenture governing the 2014 Notes. The 2014 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2014 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our Term Loan and ABL Credit Agreements. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to another person.
We may, on any one or more occasions, redeem all or a part of the 2014 Notes, upon not less than 30 days nor more than 60 days' notice, at a redemption price equal to 100% of the principal amount of the 2014 Notes redeemed, plus the applicable premium as of, and accrued and unpaid interest, to the date of redemption. In addition, we may be required to make an offer to purchase the 2014 Notes upon the sale of certain assets and upon a change of control.
PRIOR CREDIT AGREEMENTS
As of December 31, 2018, there was an aggregate of $200 million of borrowings outstanding under our Credit Agreements, which consisted of short-term base and LIBOR rate loans under our (i) $200 million credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the Commercial Credit Agreement); and (ii) $200 million credit agreement with Northwest Farm Credit Services, PCA, as administrative agent, and the lenders party thereto (the Farm Credit Agreement). As of December 31, 2018, in our Consolidated Balance Sheet, a $100 million three-year borrowing under the Farm Credit Agreement was included in "Long-term debt" and $100 million under the Commercial Credit Agreement was included in "short-term debt." These Prior Credit Agreements were repaid and terminated when we entered into the 2019 Credit Agreements. Scheduled principal payments for debt and minimum finance lease obligations at the balance sheet date are as follows:

December 31, 2019
(In millions)	Debt
2020	$17.9
2021	4.6
2022	4.6
2023	279.5
2024	4.5
Thereafter	599.4
Total	$910.5
NOTE 9 Asset Divestiture
In 2018, we completed the sale of our Ladysmith facility for net cash proceeds of approximately $71 million, resulting in a net gain of $24.0 million, which is recorded in "Other operating charges, net." The sale of the Ladysmith facility consisted of $26.8 million of property, plant and equipment and $3.4 million of inventory and did not qualify for discontinued operations treatment. Goodwill of $14.0 million and certain identifiable customer relationship intangibles of $0.9 million associated with the divested mill were written-off. The goodwill and intangible asset charges are discussed further in Note 5, “Goodwill and Intangible Assets."
As a result of this sale, we recorded an indemnity contingency of $1.4 million which is collateralized with restricted cash. As of December 31, 2019, this $1.4 million is included in "Restricted cash" on our Consolidated Balance Sheet. As of December 31, 2018, the $1.4 million was included in "Other assets, net" on our Consolidated Balance Sheet.
NOTE 10 Other Operating Charges, net
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

	Years Ended December 31,
(In millions)	2019	2018	2017
Reorganization expenses	$2.9	$8.0	$2.3
Miscellaneous environmental accruals	1.0	—	—
Directors' equity-based compensation expense (benefit)	0.3	(2.3)	(2.8)
Gain on divested assets, net	—	(24.0)	—
Costs associated with facility closures	—	—	16.7
Other	2.1	0.8	0.6
	$6.3	$(17.5)	$16.8
2019
During 2019, we recorded a $6.3 million net loss in "Other operating charges, net". The components of the net loss include:

•	expenses of $2.9 million on reorganization expenses, and

•	expenses of $1.0 million associated with certain environmental liabilities primarily related to asbestos remediation.
2018
During 2018, we recorded a $17.5 million net gain in "Other operating charges, net". The components of the net credits include:

•	income of $2.3 million relating to directors' equity based compensation,

•	a gain of $24.0 million related to the sale of the Ladysmith facility (see Note 9 "Asset Divestiture" for further discussion), and

•	expenses of $8.0 million related to reorganization expenses.
2017
During 2017, we recorded a $16.8 million net loss in "Other operating charges, net". The components of the net loss include:

•	income of $2.8 million relating to directors' equity based compensation,

•	expenses of $2.3 million on reorganization expenses, and

•	expenses of $16.7 million relating to closures of the Oklahoma facility and the Long Island facility .

NOTE 11 Savings, Pension and Other Postretirement Employee Benefit Plans
Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans including company-sponsored and multiemployer plans, and other postretirement employee benefit (OPEB) plans.
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. In 2019, 2018 and 2017 we made 401(k) contributions on behalf of employees of $16.6 million, $17.2 million, and $16.6 million.
Company-Sponsored Defined Benefit Pension and OPEB Plans
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
Pension and Other Postretirement Employee Benefit Plans
The following table shows the changes in the benefit obligation, plan assets and funded status for 2019 and 2018 for both the pension benefit plans and the other postretirement employee benefit plans.

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In millions)	2019	2018	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$294.2	$317.8	$60.3	$65.1
Service cost	2.4	1.8	0.1	0.1
Interest cost	12.4	12.0	2.8	2.4
Actuarial (gains) losses	29.0	(16.3)	9.6	(0.3)
Benefits paid	(21.5)	(21.1)	(6.4)	(7.0)
Benefit obligation at end of year	316.5	294.2	66.4	60.3
Changes in plan assets:
Fair value of plan assets at beginning of year	268.8	310.9	—	—
Actual return on plan assets	58.8	(21.5)	—	—
Employer contribution	0.5	0.5	7.0	7.0
Benefits paid	(21.5)	(21.1)	(7.0)	(7.0)
Fair value of plan assets at end of year	306.6	268.8	—	—
Funded status at end of year	$(9.9)	$(25.4)	$(66.4)	$(60.3)
Amounts recognized in Consolidated Balance Sheet:
Non-current assets	$7.7	$—	$—	$—
Current liabilities	(0.4)	(0.4)	(7.0)	(7.0)
Non-current liabilities	(17.2)	(25.0)	(59.4)	(53.3)
Net amount recognized	$(9.9)	$(25.4)	$(66.4)	$(60.3)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net actuarial loss (gain)	$91.4	$111.9	$(5.1)	$(15.0)

The benefit obligation for our pension benefits is the projected benefit obligation based upon credited service as of the measurement date.
The December 31, 2019 pension funded status was favorably affected by better than expected asset returns, partially offset by a decrease in the discount rate. The December 31, 2019 OPEB benefit obligation increased as of December 31, 2019 due to a decrease in the discount rate partially offset by the continued payment of benefits.
Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In millions)	2019	2018
Projected benefit obligation	$178.5	$294.2
Accumulated benefit obligation	178.5	294.2
Fair value of plan assets	160.8	268.8
Net Periodic Cost
Service cost is the actuarial present value of benefits attributed by the plans’ benefit formula to services rendered by employees during the year. Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In millions)	2019	2018	2017	2019	2018	2017
Service cost	$2.4	$1.8	$2.1	$0.1	$0.1	$0.2
Interest cost	12.4	12.0	13.1	2.8	2.4	2.7
Expected return on plan assets	(16.5)	(17.0)	(18.8)	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	(1.7)	(1.5)
Amortization of actuarial loss (gain)	7.3	10.1	9.9	(0.3)	(0.9)	(6.6)
Settlement	—	—	—	—	—	—
Net periodic cost (income)	$5.6	$6.9	$6.3	$2.6	$(0.1)	$(5.2)
The components of net periodic pension expense other than the Service cost component are included in "Non-operating pension and other post retirement employee benefit income (expense)" in the Consolidated Statements of Operations. During 2019, 2018, and 2017, $1.5 million, $1.2 million and $1.3 million of net periodic pension and OPEB costs were charged to "Cost of sales" and $1.0 million, $0.8 million and $0.9 million were charged to "Selling, general and administrative expenses," in the accompanying Consolidated Statements of Operations.
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost (benefit) over the next fiscal year is $9.9 million.

Assumptions:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2019	2018	2017	2019	2018	2017
Actuarial assumption used to determine benefit obligation:
Discount rate	3.4%	4.4%	3.9%	3.6%	4.6%	4.0%
Actuarial assumption used to determine net periodic pension cost:
Discount rate	4.4%	3.9%	4.5%	4.6%	4.0%	4.3%
Expected return on plan assets	6.0%	6.0%	6.8%	—	—	—
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
The assumed health care cost trend rate used to calculate 2019 OPEB cost was 6.8% in 2019, grading to 3.9% over approximately 70 years, for participants whose benefits are not provided through HRAs, and 4.5% in 2019 through 2064, then grading to 3.8% after 2064 for participants whose benefits are provided through HRAs. The health care cost trend rate used to calculate December 31, 2019 OPEB obligations was 5.9% in 2020, grading to 3.8% over approximately 70 years, for participants whose benefits are not provided through HRAs, and 4.5% in 2019 through 2064, then grading to 3.8% after 2064 for participants whose benefits are provided through HRAs. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

(In millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement employee benefit obligation	4.8	(4.2)
The investments of our defined benefit pension plans are held in a Master Trust.
Plan Assets
There have been no changes in the methodologies used during 2019 and 2018. Investments in common and collective trust funds are generally valued based on their respective net asset value, or NAV, (or its equivalent), as a practical expedient to estimate fair value due to the absence of a readily determinable fair value.

The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2019
(In millions)	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$2.0	$—	$2.0
Common and collective trust:
Collective investment funds	—	304.6	304.6
Total investments at fair value	$2.0	$304.6	$306.6

	December 31, 2018
(In millions)	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$2.0	$—	$2.0
Common and collective trusts:
Collective investment funds	—	266.8	266.8
Total investments at fair value	$2.0	$266.8	$268.8
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

Periodically, we review the allocations within these ranges are made to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.

•	Assets are managed by professional investment managers and could be invested in separately managed accounts or commingled funds.

▪	Assets are not invested in securities rated below BBB- by S&P or Baa3 by Moody’s.
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
As of December 31, 2019, eight investment options held substantially all of the pension funds. Plan assets were diversified among the various asset classes within the allocation ranges approved by the Benefits Committee.
In 2019, we did not make any contributions to our qualified pension plans, and we currently do not anticipate making any cash contributions to those plans in 2020. We contributed $0.5 million to our non-qualified pension plan in 2019. We do not anticipate funding our OPEB plans in 2020 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments are as follows for the years indicated:

(In millions)	Pension Benefit Plans	Other Postretirement Employee Benefit Plans
2020	20.5	7.0
2021	20.4	5.7
2022	20.3	4.9
2023	20.3	4.5
2024	20.2	4.2
2025-2029	96.9	18.7
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

•
If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The number of employers participating in PIUMPF fell from 135 during 2012 to 52 during 2018. We believe that we are now the employer making the largest proportion of total contributions.

•
Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan, except when that plan is in "critical" or "critical and declining" status. In certain circumstances, an employer can also be assessed a statutory withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on information available to us as of December 31, 2019, as well as information provided by PIUMPF and IAM NPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF and IAM NPF in 2019 would have been in excess of $82 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF and IAM NPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.
Our participation in these plans for the annual period ended December 31, 2019, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2019 and 2018 is for a plan’s year-end as of December 31, 2019 and 2018. The zone status is set under the provisions of the Multiemployer Pension Plan Reform Act of 2014 and is based on information we received from the plans and is certified by each plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Funding Improvement Plan, or FIP, or a Rehabilitation Plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2019, the contribution rates for the IAM NPF plan was $4.00. Starting in June 2019, and in accordance with the Rehabilitation Plan, we began contributing an additional contribution equal to2.5% of our contractual contribution rate. This additional contribution is scheduled to continue and compound each year while the rehabilitation plan remains in effect. In 2019, the contribution rates for PIUMPF was $2.79 per hour. Contribution rates for IAM NPF and PIUMPF were increased as part of the RP in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. We were listed in PIUMPF’s Form 5500 report as providing more than five percent of the total contributions for the years 2018 and 2017. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2019 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in millions)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2019	2018		2019	2018	2017
IAM NPF	51-6031295	002	Red	Green	Implemented	$0.3	$0.3	$0.3	No	5/31/2023
PIUMPF[1]	11-6166763	001	Red	Red	Implemented	5.3	5.4	5.8	No	8/31/2017
					Total Contributions:	$5.6	$5.7	$6.1

[1]	The associated collective bargaining agreement associated with PIUMPF was ratified in January 2020.

NOTE 12 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

(In millions)	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2017	$(59.0)	$15.0	$(44.0)
Other comprehensive income (loss) before reclassifications	(16.3)	0.3	(16.0)
Amounts reclassified from accumulated other comprehensive loss	7.3	(1.8)	5.5
Other comprehensive loss, net of tax	(9.0)	(1.5)	(10.5)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act[1]	(15.0)	2.2	(12.8)
Balance at December 31, 2018	(83.0)	15.7	(67.3)
Other comprehensive income (loss) before reclassifications	9.8	(7.1)	2.7
Amounts reclassified from accumulated other comprehensive loss	5.4	(0.3)	5.1
Other comprehensive income (loss), net of tax	15.2	(7.4)	7.8
Balance at December 31, 2019	$(67.8)	$8.3	$(59.5)
1 In February 2018, the FASB issued ASU No. 2018-2, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, H.R. 1, Tax Cuts and Jobs Act (the Act). During 2018, we reclassified the income tax effects of the Act on pension and other postretirement employee benefits within accumulated other comprehensive loss to retained earnings.
NOTE 13 Earnings Per Share
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	December 31,
(In thousands - except per share data)	2019	2018	2017
Basic average common shares outstanding[1]	16,533	16,487	16,464
Incremental shares due to:
Restricted stock units	—	—	22
Performance shares	—	—	45
Stock options	—	—	25
Diluted average common shares outstanding	16,533	16,487	16,556
Basic net income (loss) per common share	$(0.34)	$(8.72)	$5.91
Diluted net income (loss) per common share	$(0.34)	$(8.72)	$5.88
Anti-dilutive shares excluded from the calculation were 1.0 million, 0.9 million and 0.5 million for the years ended December 31, 2019, 2018 and 2017.
1Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 14 "Stockholders' Equity" for further discussion.
NOTE 14 Stockholders' Equity
PREFERRED STOCK
We are authorized to issue up to 5,000,000 shares of preferred stock at $0.0001 par value. At December 31, 2019, no shares of preferred stock have been issued.

COMMON STOCK PLANS
We have stock-based compensation plans under which stock options and restricted units are granted. At December 31, 2019, approximately 1.0 million shares were available for future issuance under our current plan.

	Year ended December 31,
(In millions)	2019	2018	2017
Total stock-based compensation expense (selling, general and administrative and other operating charges, net)	$4.1	$3.3	$3.6
Income tax benefit related to stock-based compensation	1.0	1.5	2.1
Impact on cash flow due to taxes paid related to net share settlement of equity awards	0.4	0.4	1.1
We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of one to three years.
Restricted Stock Units (Time and Performance Vesting)
We grant restricted awards to certain employees. The awards can either be time vested or vested based upon the attainment of certain performance metrics over a certain time period. Performance conditions generally are tied to attainment of certain financial targets such as return on invested capital, free cash flow or other similar measures. Awards granted under this plan generally have a performance or vesting period of three years from the date of grant. These awards are eligible to receive dividend equivalent shares.The market value of these grants approximates the fair value. For awards based upon the achievement of performance goals, the award could range from 0% to 200%. A summary of the status of outstanding restricted stock units as of December 31, 2019, and changes during the year, is presented below:

	Time Vested		Performance-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock units, outstanding at December 31, 2018	127,653	$42.09	78,430	$45.36
Granted	139,037	26.64	151,664	26.60
Vested	(48,164)	43.49	—
Forfeited / Canceled[1]	(28,336)	33.22	(53,062)	46.04
Restricted stock units, outstanding at December 31, 2019	190,190	31.76	177,032	29.09
Deferred shares, outstanding at December 31, 2019	33,663	7.31	—
Total units outstanding at December 31, 2019	223,853	$28.09	177,032	29.09
1 Forfeited / Canceled performance-based restricted stock units include both shares forfeited due to employees failure to meet requisite service period and also due to failure to meet required performance measures.
The total fair value of share awards that vested during the years ended December 31, 2019, 2018 and 2017 was $2.1 million, $2.0 million and $1.1 million.
As of December 31, 2019, there was $3.7 million of total unrecognized compensation cost related to outstanding restricted stock unit awards. The cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Options
Prior to January 1, 2019, we granted options to certain employees. The options are granted at market price at the date of grant. Options become exercisable over one to three years and expire ten years after the date of grant. The following table sets out the weighted average assumptions used to estimate the fair value of the options granted using the Black-Scholes option-pricing model (dividend yield is ignored):

		2018	2017
Volatility	The expected volatility is based upon Clearwater Paper's historical stock prices.	35%	30%
Risk-free interest rate	The risk-free interest rate is based on constant maturity treasury rates with maturities matching the options' expected life on the grant date.	2.74%	2.05%
Expected life-years	The expected life is the approximate mid-point between the expected vesting time and the remaining contractual life.	6 years	6 years
A summary of the status of outstanding stock option awards as of December 31, 2019, and changes during the year, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2018	761,934	$49.38	7.2	$—
Granted	—	—
Forfeited	(26,686)	42.84
Expired	(78,874)	51.81
Outstanding options at December 31, 2019	656,374	$49.36	6.2	$—
Outstanding and exercisable options at December 31, 2019	511,787	$51.16	5.8	$—
The weighted average grant date fair value of options granted during the years 2018 and 2017 was $14.51 and $18.82. No options have been exercised over the last three years.
As of December 31, 2019, there was $1.0 million of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted average period of 1.0 years.
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
We recorded director equity-based compensation expense totaling $0.3 million for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, we recorded compensation benefit totaling $2.3 million and $2.8 million.

At December 31, 2019, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on our Consolidated Balance Sheet was $2.4 million. At December 31, 2018, the liability amounts associated with director equity-based compensation in "Other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheet were $0.8 million and $1.3 million.
NOTE 15 Commitments and Contingencies
SELF INSURANCE
We are primarily self-insured for workers’ compensation and employee health care liability costs. Self-insurance liabilities for workers’ compensation are determined based upon a valuation performed by an actuarial firm. The estimate of future workers’ compensation liabilities incorporates loss development and an estimate associated with incurred but not yet reported claims. These claims are discounted. Self-insurance liabilities for employee health costs are determined actuarially based upon claims filed and estimated claims incurred but not yet reported. These claims are not discounted.
PURCHASE OBLIGATIONS
To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas and electricity requirements of our manufacturing facilities, which were reported through "Cost of sales" on our Consolidated Statements of Operations. As of December 31, 2019, these contracts cover approximately 43% of our expected average monthly natural gas and electricity needs at the respective manufacturing facilities through 2020. These contracts qualify for treatment as "normal purchases or normal sales" under authoritative guidance and thus required no mark-to-market adjustment.
We enter into third-party contracts for certain raw materials, including pulp and chemicals, which may extend beyond one year. Such contracts are typically negotiated to ensure availability of certain product specifications at market prices that adjust regularly within reasonable commercial terms. Such agreements may include minimum quantities, but reductions are permitted when economic or business conditions require reduced production containing the respective raw material.
NOTE 16 Segment Information
Our businesses are organized into two reportable operating segments: Consumer Products and Pulp and Paperboard. The reporting segments follow the same accounting policies used for our Consolidated Financial Statements. We evaluate the performance of our business segments based upon net sales and operating income (loss).
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

The table below presents information about our reportable segments:

(In millions)	2019	2018	2017
Segment net sales:
Consumer Products	$906.8	$884.8	$941.9
Pulp and Paperboard	854.7	839.4	788.5
Total segment net sales	$1,761.5	$1,724.2	$1,730.4

Operating income (loss):
Consumer Products	$(6.6)	$0.3	$46.2
Pulp and Paperboard	115.3	130.9	97.5
Corporate	(57.0)	(51.5)	(55.7)
Goodwill impairment	—	(195.1)	—
Other operating charges, net	(6.3)	17.5	(16.8)
Income (loss) from operations	$45.4	$(97.9)	$71.2

Depreciation and amortization:
Consumer Products	$69.7	$57.8	$60.3
Pulp and Paperboard	39.4	37.8	34.5
Corporate	6.5	6.3	5.6
Other operating charges, net	—	—	4.6
Total depreciation and amortization	$115.6	$101.9	$105.0

Assets:
Consumer Products	$1,147.1	$1,094.1	$1,069.9
Pulp and Paperboard	652.2	638.8	645.4
Corporate	78.4	55.2	87.0
Total assets	$1,877.7	$1,788.1	$1,802.3

Capital expenditures:
Consumer Products	$114.9	$262.7	$107.5
Pulp and Paperboard	16.7	20.9	80.8
	131.6	283.6	188.3
Corporate	8.5	12.1	11.4
Total capital expenditures	$140.1	$295.7	$199.7

For the year-ended December 31, 2019, there were no customers with more than 10% of our total consolidated sales. For the years ended December 31, 2018 and 2017, one customer was 11.1% and 15.3% of our total consolidated net sales.
Our manufacturing facilities and all other assets are located within the continental United States. We sell and ship our products to customers in several foreign countries. Net sales, classified by the major geographic areas in which our customers are located and by major products, were as follows:

(In millions)	2019	2018	2017
Primary geographical markets:
United States	$1,686.2	$1,648.6	$1,650.1
Other Countries	75.3	75.6	80.3
Total Net Sales	$1,761.5	$1,724.2	$1,730.4

Major products:
Retail tissue	$845.6	$794.4	$857.6
Paperboard	848.4	837.9	788.5
Non-retail tissue	56.5	88.2	81.1
Other	11.0	3.7	3.2
Total net sales	$1,761.5	$1,724.2	$1,730.4
NOTE 17 Supplemental Guarantor Financial Information
All of our subsidiaries that are 100% directly and indirectly owned by Clearwater Paper guarantee our 2013 Notes on a full and unconditional, and joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Clearwater Paper, the issuer of the 2013 Notes. The following tables present the results of operations, financial position and cash flows of Clearwater Paper and its subsidiaries, the guarantors subsidiaries, and the eliminations necessary to arrive at the information for Clearwater Paper on a consolidated basis.

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2019

(In millions)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$20.0	$—	$—	$20.0
Restricted cash	1.4	—	—	1.4
Receivables, net	140.1	19.0	—	159.1
Taxes receivable	0.3	—	—	0.3
Inventories	244.1	40.0	(2.7)	281.4
Other current assets	3.4	0.2	—	3.6
Total current assets	409.3	59.2	(2.7)	465.8
Property, plant and equipment, net	1,188.4	69.3	—	1,257.7
Operating lease right-of-use assets	68.2	4.9	—	73.1
Goodwill and intangible assets, net	35.1	16.9	—	52.0
Intercompany (payable) receivable	(75.3)	72.6	2.7	—
Investment in subsidiary	179.1	—	(179.1)	—
Other assets, net	28.2	2.6	(1.7)	29.1
TOTAL ASSETS	$1,833.0	$225.5	$(180.8)	$1,877.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$17.9	$—	$—	$17.9
Accounts payable and accrued liabilities	242.9	19.6	—	262.5
Total current liabilities	260.8	19.6	—	280.4
Long-term debt	884.5	—	—	884.5
Long-term operating lease liabilities	62.2	3.4	—	65.6
Liability for pension and other postretirement employee benefits	76.6	—	—	76.6
Other long-term obligations	16.4	0.9	—	17.3
Deferred tax liabilities	100.5	22.5	(1.7)	121.3
TOTAL LIABILITIES	1,401.0	46.4	(1.7)	1,445.7
Accumulated other comprehensive loss, net of tax	(59.5)	—	—	(59.5)
Stockholders’ equity excluding accumulated other comprehensive loss	491.5	179.1	(179.1)	491.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,833.0	$225.5	$(180.8)	$1,877.7

Clearwater Paper Corporation
Consolidating Balance Sheet
At December 31, 2018

(In millions)	Issuer	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$22.5	$—	$—	$22.5
Receivables, net	128.0	17.5	—	145.5
Taxes receivable	16.7	—	(10.4)	6.3
Inventories	222.9	48.4	(5.1)	266.2
Other current assets	3.3	0.1	—	3.4
Total current assets	393.4	66.0	(15.5)	443.9
Property, plant and equipment, net	1,192.7	76.6	—	1,269.3
Goodwill and intangibles assets, net	36.2	23.0	—	59.2
Intercompany (payable) receivable	(62.9)	57.8	5.1	—
Investment in subsidiary	175.3	—	(175.3)	—
Other assets, net	14.8	2.6	(1.7)	15.7
TOTAL ASSETS	$1,749.5	$226.0	$(187.4)	$1,788.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$122.2	$—	$—	$122.2
Accounts payable and accrued liabilities	305.7	31.7	(10.4)	327.0
Total current liabilities	427.9	31.7	(10.4)	449.2
Long-term debt	692.9	—	—	692.9
Liability for pension and other postretirement employee benefits	78.2	—	—	78.2
Other long-term obligations	19.3	0.9	—	20.2
Deferred tax liabilities	104.8	18.1	(1.7)	121.2
TOTAL LIABILITIES	1,323.1	50.7	(12.1)	1,361.7
Accumulated other comprehensive loss, net of tax	(67.3)	—	—	(67.3)
Stockholders’ equity excluding accumulated other comprehensive loss	493.7	175.3	(175.3)	493.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,749.5	$226.0	$(187.4)	$1,788.1

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2019

(In millions)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,653.1	$268.3	$(159.9)	$1,761.5
Costs and expenses:
Cost of sales	1,510.3	243.9	(157.2)	1,597.0
Selling, general and administrative expenses	93.8	19.0	—	112.8
Other operating charges, net	6.3	—	—	6.3
Total operating costs and expenses	1,610.4	262.9	(157.2)	1,716.1
Income (loss) from operations	42.7	5.4	(2.7)	45.4
Interest expense, net	(44.7)	(0.2)	—	(44.9)
Debt retirement costs	(2.7)	—	—	(2.7)
Non-operating pension and other postretirement employee benefit income (expense)	(5.7)	—	—	(5.7)
Income (loss) before income taxes	(10.4)	5.2	(2.7)	(7.9)
Income tax provision (benefit)	(7.7)	1.4	4.0	(2.3)
Equity in earnings of subsidiaries	3.8	—	(3.8)	—
Net income (loss)	1.1	3.8	(10.5)	(5.6)
Other comprehensive income (loss), net of tax	7.8	—	—	7.8
Comprehensive income (loss)	$8.9	$3.8	$(10.5)	$2.2

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2018

(In millions)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,752.3	$194.9	$(223.0)	$1,724.2
Costs and expenses:
Cost of sales	1,581.7	173.0	(218.0)	1,536.7
Selling, general and administrative expenses	87.0	20.8	—	107.8
Other operating charges, net	6.5	(24.0)	—	(17.5)
Goodwill impairment	195.1	—	—	195.1
Total operating costs and expenses	1,870.3	169.8	(218.0)	1,822.1
Income (loss) from operations	(118.0)	25.1	(5.0)	(97.9)
Interest expense, net	(30.2)	(0.5)	—	(30.7)
Non-operating pension and other postretirement employee benefit income (expense)	(4.9)	—	—	(4.9)
Income (loss) before income taxes	(153.1)	24.6	(5.0)	(133.5)
Income tax provision (benefit)	5.2	6.3	(1.2)	10.3
Equity in earnings of subsidiaries	18.3	—	(18.3)	—
Net income (loss)	(140.0)	18.3	(22.1)	(143.8)
Other comprehensive income (loss), net of tax	(10.5)	—	—	(10.5)
Comprehensive income (loss)	$(150.5)	$18.3	$(22.1)	$(154.3)

Clearwater Paper Corporation
Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2017

(In millions)	Issuer	Guarantor Subsidiaries	Eliminations	Total
Net sales	$1,707.3	$242.2	$(219.1)	$1,730.4
Costs and expenses:
Cost of sales	1,516.5	219.9	(215.2)	1,521.2
Selling, general and administrative expenses	90.8	30.4	—	121.2
Other operating charges, net	16.8	—	—	16.8
Total operating costs and expenses	1,624.1	250.3	(215.2)	1,659.2
Income (loss) from operations	83.2	(8.1)	(3.9)	71.2
Interest expense, net	(30.8)	(0.6)	—	(31.4)
Non-operating pension and other postretirement employee benefit income (expense)	1.1	—	—	1.1
Income (loss) before income taxes	53.5	(8.7)	(3.9)	40.9
Income tax provision (benefit)	(34.3)	(20.6)	(1.5)	(56.4)
Equity in earnings of subsidiaries	11.9	—	(11.9)	—
Net income (loss)	99.7	11.9	(14.3)	97.3
Other comprehensive income (loss), net of tax	7.8	—	—	7.8
Comprehensive income (loss)	$107.5	$11.9	$(14.3)	$105.1

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Year Ended December 31, 2019

(In millions)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1.1	$3.8	$(10.5)	$(5.6)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	99.5	16.1	—	115.6
Equity-based compensation expense	4.1	—	—	4.1
Deferred taxes	(5.0)	4.7	—	(0.3)
Pension and other postretirement employee benefits	1.4	—	—	1.4
Debt retirement costs	2.7	—	—	2.7
Disposal of plant and equipment, net	0.7	—	—	0.7
Other non-cash activity	2.5	—	—	2.5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(25.0)	11.4	—	(13.6)
(Increase) decrease in taxes receivable, net	6.0	—	(10.4)	(4.4)
(Increase) decrease in inventory	(27.2)	6.2	(0.2)	(21.2)
(Increase) decrease in other current assets	(0.7)	(0.1)	—	(0.8)
Increase (decrease) in accounts payable and accrued liabilities	(25.1)	(13.8)	10.4	(28.5)
Other, net	2.9	0.1	—	3.0
Net cash flows from operating activities	37.9	28.4	(10.7)	55.6
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(138.2)	(1.9)	—	(140.1)
Net cash flows from investing activities	(138.2)	(1.9)	—	(140.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on short-term debt	549.3	—	—	549.3
Repayments of borrowings on short-term debt	(657.7)	—	—	(657.7)
Proceeds from long-term debt, net	296.1	—	—	296.1
Repayment of long-term debt	(103.0)	—	—	(103.0)
Investment between parent and subsidiaries	15.8	(26.5)	10.7	—
Payments for debt issuance costs	(2.3)	—	—	(2.3)
Other, net	(0.4)	—	—	(0.4)
Net cash flows from financing activities	97.8	(26.5)	10.7	82.0
Increase (decrease) in cash, cash equivalents and restricted cash	(2.5)	—	—	(2.5)
Cash, cash equivalents and restricted cash at beginning of period	24.9	—	—	24.9
Cash, cash equivalents and restricted cash at end of period	$22.4	$—	$—	$22.4

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Year Ended December 31, 2018

(In millions)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(140.0)	$18.3	$(22.1)	$(143.8)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Goodwill impairment	195.1	—	—	195.1
Depreciation and amortization	81.8	20.1	—	101.9
Equity-based compensation expense	3.3	—	—	3.3
Deferred taxes	15.0	(7.9)	—	7.1
Pension and other postretirement employee benefits	(0.6)	—	—	(0.6)
Gain on divested assets	—	(25.5)	—	(25.5)
Disposal of plant and equipment, net	0.7	—	—	0.7
Other non-cash activity	1.5	—	—	1.5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3.8)	(3.5)	—	(7.3)
(Increase) decrease in taxes receivable, net	3.6	—	10.4	14.0
(Increase) decrease in inventory	1.0	(10.3)	1.2	(8.1)
(Increase) decrease in other current assets	6.4	—	—	6.4
Increase (decrease) in accounts payable and accrued liabilities	20.9	14.7	(10.4)	25.2
Other, net	(1.2)	0.2	—	(1.0)
Net cash flows from operating activities	183.7	6.1	(20.9)	168.9
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(293.8)	(1.9)	—	(295.7)
Net proceeds from divested assets	70.9	—	—	70.9
Other, net	0.8	—	—	0.8
Net cash flows from investing activities	(222.1)	(1.9)	—	(224.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on short-term debt	630.8	—	—	630.8
Repayments of borrowings on short-term debt	(565.0)	—	—	(565.0)
Investment between parent and subsidiaries	(16.7)	(4.2)	20.9	—
Payments for debt issuance costs	(2.1)	—	—	(2.1)
Other, net	(0.4)	—	—	(0.4)
Net cash flows from financing activities	46.6	(4.2)	20.9	63.3
Increase (decrease) in cash, cash equivalents and restricted cash	8.2	—	—	8.2
Cash, cash equivalents and restricted cash at beginning of period	16.7	—	—	16.7
Cash, cash equivalents and restricted cash at end of period	$24.9	$—	$—	$24.9

Clearwater Paper Corporation
Consolidating Statement of Cash Flows
Year Ended December 31, 2017

(In millions)	Issuer	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$99.7	$11.9	$(14.3)	$97.3
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	76.9	28.1	—	105.0
Equity-based compensation expense	3.6	—	—	3.6
Deferred taxes	(17.0)	(23.6)	—	(40.6)
Pension and other postretirement employee benefits	(5.1)	—	—	(5.1)
Disposal of plant and equipment, net	0.5	3.6	—	4.1
Other non-cash activities	2.9	—	—	2.9
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3.4	12.5	(10.3)	5.6
(Increase) decrease in taxes receivable, net	(5.1)	—	(5.5)	(10.6)
(Increase) decrease in inventory	(25.2)	8.4	2.0	(14.8)
(Increase) decrease in other current assets	(0.6)	0.3	—	(0.3)
Increase (decrease) in accounts payable and accrued liabilities	31.1	(15.6)	15.8	31.3
Other, net	3.4	(3.1)	—	0.3
Net cash flows from operating activities	168.5	22.5	(12.3)	178.7
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(193.8)	(5.9)	—	(199.7)
Other, net	0.3	0.6	—	0.9
Net cash flows from investing activities	(193.5)	(5.3)	—	(198.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on short-term debt	298.3	—	—	298.3
Repayments of borrowings on short-term debt	(278.3)	—	—	(278.3)
Purchase of treasury stock	(4.9)	—	—	(4.9)
Investment between parent and subsidiaries	8.3	(20.6)	12.3	—
Payments for debt issuance costs	(0.1)	—	—	(0.1)
Other, net	(1.2)	—	—	(1.2)
Net cash flows from financing activities	22.1	(20.6)	12.3	13.8
Increase (decrease) in cash, cash equivalents and restricted cash	(2.9)	(3.4)	—	(6.3)
Cash, cash equivalents and restricted cash at beginning of period	19.6	3.4	—	23.0
Cash, cash equivalents and restricted cash at end of period	$16.7	$—	$—	$16.7

NOTE 18 Subsequent Events
In January 2020, the collective bargaining agreements with our employees represented by the United Steelworkers and International Brotherhood of Electrical Workers in Lewiston were ratified, resulting in the subsequent recognition of $6.6 million retroactive wage expense, which will be recorded as "Other operating charges, net" in the first quarter of 2020. These new agreements will continue through August 2025.
In the first quarter of 2020, the indemnity contingency associated with our sale of the LadySmith facility was settled, resulting in the subsequent release of $1.4 million restricted cash and additional gain of $1.4 million to be recorded as "Other operating charges, net".

Financial Results by Quarter (Unaudited)

	Three Months Ended
(In millions — except per-share amounts)	March 31,		June 30,		September 30,		December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$428.8	$437.0	$452.0	$432.1	$445.2	$426.4	$435.5	$428.7
Gross profit	44.5	44.5	42.2	44.9	26.5	50.3	51.2	47.9
Income (loss) from operations	14.4	11.5	15.3	18.4	(2.4)	46.9	18.1	(174.7)
Net income (loss)	$3.8	$2.6	$(0.4)	$7.0	$(11.0)	$34.3	$2.0	$(187.7)

Net income (loss) per common share
Basic	$0.23	$0.16	$(0.03)	$0.42	$(0.66)	$2.09	$0.12	$(11.39)
Diluted	0.23	0.16	(0.03)	0.42	(0.66)	2.08	0.12	(11.39)

Sales by segment
Consumer Products	$223.4	$238.9	$224.3	$221.6	$228.5	$211.6	$230.6	$212.7
Pulp and Paperboard	205.4	198.1	227.7	210.5	216.7	214.8	204.9	216.0
Total net sales	$428.8	$437.0	$452.0	$432.1	$445.2	$426.4	$435.5	$428.7

Income (loss) from operations by segment
Consumer Products	$1.3	$3.1	$(5.1)	$(2.6)	$(4.4)	$(1.0)	$1.6	$0.8
Pulp and Paperboard	29.4	26.4	33.5	34.3	17.1	38.4	35.3	31.8
Corporate	(16.6)	(13.6)	(12.7)	(13.1)	(13.2)	(12.6)	(14.5)	(12.2)
Goodwill impairment	—	—	—	—	—	—	—	(195.1)
Other operating charges, net	0.3	(4.4)	(0.4)	(0.2)	(1.9)	22.1	(4.3)	—
Total income (loss) from operations	$14.4	$11.5	$15.3	$18.4	$(2.4)	$46.9	$18.1	$(174.7)

Adjusted EBITDA by segment
Consumer Products	$16.0	$17.4	$12.3	$11.6	$14.6	$13.4	$20.2	$15.7
Pulp and Paperboard	38.9	35.9	43.0	43.7	28.3	47.6	44.5	41.5
Corporate	(15.0)	(12.1)	(11.1)	(11.6)	(11.4)	(11.0)	(13.0)	(10.5)
Total EBITDA	$39.9	$41.2	$44.2	$43.7	$31.5	$50.0	$51.7	$46.7

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO and with the oversight of the Audit Committee of the Board of Directors, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Changes in internal control over financial reporting
We periodically review and make changes to our system of internal control over financial reporting, such as implementing new applications and processes, to make improvements and increase efficiency while ensuring that we maintain an effective internal control environment. We intend to continue to upgrade our financial applications and processes periodically, which we believe will allow us to be more efficient and further enhance our internal control over financial reporting.
Except for these changes and the remediation of the prior year material weaknesses noted below, there was no change in our internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of prior year material weaknesses in internal control over financial reporting
As disclosed in Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and for each interim period in Item 4 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2019, our disclosure controls and procedures were not effective to meet the objectives for which they were designed, specifically relating to the following material weaknesses in our internal control over financial reporting:
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
During the first nine months of 2019, our management implemented processes and controls to enhance our internal control over financial reporting. During the fourth quarter of 2019, we completed testing over the operating effectiveness of those internal controls and concluded that the material weaknesses have been remediated as of December 31, 2019.
This remediation included the following:

•	Implementing enhanced controls governing our sub-certifications

•	Hiring additional accounting personnel and providing enhanced training to increase the depth and experience within our accounting organization

•	Formalizing a process to identify, document and review complex accounting matters

•	Developing and implementing enhanced controls governing our risk management committee and our disclosure committee, including a formal enterprise risk assessment process

•
Designing additional controls over the documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business, including changes to payment arrangements with vendors

•
Enhancing the communication and coordination among our treasury, financial reporting and supply chain management organizations with expanded cross-functional involvement and input into period-end disclosures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Clearwater Paper Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Clearwater Paper Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 6, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Seattle, Washington
March 6, 2020

ITEM 9B.
Other Information
None.

Part III

ITEM 10.
Directors, Executive Officers and Corporate Governance
The following table details the executive officers of the Company as of December 31, 2019:

Name	Age	Title / Position Held
Linda K. Massman	53	President and Chief Executive Officer
Robert G. Hrivnak	59	Senior Vice President, Finance and Chief Financial Officer
Steve M. Bowden	56	Senior Vice President, General Manager, Pulp and Paperboard Division
Michael S. Gadd	55	Senior Vice President and General Counsel and Corporate Secretary
Arsen S. Kitch	38	Senior Vice President, General Manager, Consumer Products Division
Kari G. Moyes	52	Senior Vice President, Human Resources
Linda K. Massman has served as President and Chief Executive Officer, as well as a director, since January 2013. In 2017, Ms. Massman served in the position of board chair for the American Forest & Paper Association (AF&PA), the national trade association of the forest products industry. Ms. Massman has served as a director of TreeHouse Foods, Inc. (NYSE:THS) since July 2016 and as a member of its Audit Committee and as Chair of the Audit Committee since 2019. She served as a member of its Nominating and Governance Committee from 2016 to 2018. Ms. Massman also served as a director of Black Hills Corporation (NYSE: BKH), an energy company, from January 2015 to July 2018 and was a member of its Compensation Committee.
Robert G. Hrivnak joined the company in April 2019 as Senior Vice President, Finance and Chief Financial Officer. From October 2014 to April 2019 Mr. Hrivnak was the Chief Accounting Executive, Vice President and Corporate Controller for Itron, Inc (NASDAQ: ITRI).
Steve M. Bowden has served as Senior Vice President, General Manager, Pulp and Paperboard Division since October 1, 2018. Prior to joining the company, from September 2016 to November 2017, Mr. Bowden was the North American Region Vice President - Labels for Constantia Flexibles, which was subsequently acquired by the Multi-Color Corporation at which he served as President, North America Food and Beverage Division from November 2017 to September 2018. From March 2013 to September 2016, Mr. Bowden was President and COO of Quality Associates, a contract packager.
Michael S. Gadd has served as Senior Vice President since May 2011 and General Counsel and Corporate Secretary since December 2008.
Arsen S. Kitch has served as Senior Vice President, General Manager, Consumer Products Division since May 2018 and served as Vice President, General Manager, Consumer Products Division from January 2018 to May 2018. He served as Vice President, Finance and Vice President Financial Planning and Analysis from January 2015 through December 2017, and served as Senior Director, Strategy and Planning from August 2013 through December 2014.
Kari G. Moyes has served as Senior Vice President, Human Resources since February 2015, and served as Vice President, Labor Relations from July 2013 through January 2015.
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be held on May 13, 2020, referred to in this report as the 2020 Proxy Statement, which information is incorporated herein by reference. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees and a Code of Ethics for Senior Officers that applies to our CEO, CFO, the President, the Controller and other Senior Financial Officers identified by our Board of Directors. You can find each code on our website by going to the following address: www.clearwaterpaper.com, selecting “Investor Relations” and “Corporate Governance,” then selecting the link for “Code of Business Conduct and Ethics" or "Code of Ethics for Senior Officers.” We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website.

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

ITEM 11.
Executive Compensation
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2020 Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be held on May 13, 2020 and is incorporated herein by reference.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2020 Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be held on May 13, 2020 and is incorporated herein by reference.
The following table provides certain information as of December 31, 2019, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,234,293	$49.36	1,032,427
Equity compensation plans not approved by security holders	—	—	—
Total	1,234,293	$49.36	1,032,427

[1]
Includes 354,064 performance shares, 656,374 stock options, and 223,855 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share, stock option, and RSU programs, not including future dividend equivalents, if any are paid.

[2]	Performance shares and RSUs do not have exercise prices. During 2019, 97,155 stock option awards vested with a weighted average exercise price of $45.10.

ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2020 Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be held on May 13, 2020 and is incorporated herein by reference.

ITEM 14.
Principal Accounting Fees and Services
Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2020 Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be held on May 13, 2020 and is incorporated herein by reference.

PART IV

ITEM 15.
Exhibits, Financial Statement Schedules
FINANCIAL STATEMENTS
The following financial statements of Clearwater Paper are included in this report:

Consolidated Balance Sheets-December 31, 2019, and 2018.
Consolidated Statements of Operations-years ended December 31, 2019, 2018, and 2017.
Consolidated Statements of Comprehensive Income-years ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Cash Flows-years ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Stockholders’ Equity-years ended December 31, 2019, 2018 and 2017.
Notes to the Financial Statements.
Report of Independent Registered Public Accounting Firm.
Interim Financial Results (unaudited).
No other financial statement schedules are required to be filed.

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

10.1(ii)*
Amendment No. 2 to the Credit Agreement and Amendment to the Collateral Agreement, effective as of June 27, 2018, by and among the financial institutions signatory thereto, Wells Fargo Bank, National Association and Clearwater Paper Corporation (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2018).

10.1(iii)*
Amendment No. 3 to the Credit Agreement, effective as of August 21, 2018, by and among the financial institutions signatory thereto, Wells Fargo Bank, National Association and Clearwater Paper Corporation (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2018).

10.1(iv)*
Amendment No. 4 to the Credit Agreement, effective as of November 8, 2018, by and among the financial institutions signatory thereto, Wells Fargo Bank, National Association and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.1 (iv) to the Company's Annual Report on Form 10-K filed with the Commission on March 18, 2019).

10.1(v)*
Amendment No. 5 to the Credit Agreement, effective as of June 10, 2019, by and among the financial institutions signatory thereto, Wells Fargo Bank, National Association and Clearwater Paper Corporation. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q filed with the Commission on August 9, 2019).

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

10.2(ii)*
Amendment No. 2 to Credit Agreement and Amendment to the Collateral Agreement, effective as of June 27, 2018, by and among the financial institutions signatory thereto, Northwest Farm Credit Services, PCA, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2018).

10.2(iii)*
Amendment No. 3 to the Credit Agreement, effective as of August 21, 2018, by and among the financial institutions signatory thereto, Northwest Farm Credit Services, PCA, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2018).

10.2(iv)*
Amendment No. 4 to the Credit Agreement, effective as of November 8, 2018, by and among the financial institutions signatory thereto, Northwest Farm Credit Services, PCA, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.2(iv) to the Company's Annual Report on Form 10-K filed with the Commission on March 18, 2019).

10.2(v)*
Amendment No. 5 to the Credit Agreement, effective as of June 10, 2019, by and among the financial institutions signatory thereto, Northwest Farm Credit Services, PCA, Clearwater Paper Corporation. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q filed with the Commission on August 9, 2019).

10.3*[1]
Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Commission on November 19, 2008).

10.4*[1]
Employment Agreement between Linda K. Massman and the Company, dated effective January 1, 2019 (incorporated by reference to Exhibit 10.1(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission May 8, 2019).

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

10.6*[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2015 (incorporated by reference to Exhibit 10.6(iv) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2016).

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

10.8(i)*[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Letter of Amendment to Outstanding Stock Option Agreement, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.7(i) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

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

10.9(i)*[1]
Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 27, 2016).

10.10*[1]
Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2017).

10.11*[1]	Clearwater Paper Executive Severance Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.11(i)*[1]	Clearwater Paper Amended Executive Severance Plan (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2018).

10.12*[1]
Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2017).

10.13*[1]	Clearwater Paper Corporation Benefits Protection Trust Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Commission on March 18, 2009).

10.13(i)*[1]
Amendment to the Clearwater Paper Corporation Benefits Protection Trust Agreement, dated August 8, 2013 (incorporated by reference to Exhibit 10.16(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission on October 31, 2013).

10.14*[1]
Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 7, 2017).

10.14(i)*[1]
Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2018).

10.15*[1]	Clearwater Paper Change of Control Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.16*[1]	Offer Letter, dated March 18, 2019, with Robert G. Hrivnak. (incorporated by reference to Exhibit 10.1(ii) to the Company's Quarterly Report on Form 10-Q filed with the Commission May 8, 2019).

10.17*
Term Loan Agreement, dated as of July 26, 2019, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2019).

10.18*
ABL Credit Agreement, dated as of July 26, 2019 by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2019).

10.19*[1]
Employment Agreement between Arsen S. Kitch and the Company, dated effective April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2020).

10.20*[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for restricted stock unit awards approved subsequent to December 31, 2019

(21)	Clearwater Paper Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Balance Sheets at December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

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
Date: March 6, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/s/ Linda K. Massman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2020
Linda K. Massman

By	/s/ Robert G. Hrivnak	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 6, 2020
Robert G. Hrivnak

By	/s/ Rebecca A. Barckley	Vice President, Corporate Controller (Principal Accounting Officer)	March 6, 2020
Rebecca A Barckley

	* Alexander Toeldte	Director and Chair of the Board	March 6, 2020

	* Kevin J. Hunt	Director	March 6, 2020

	* John J. Corkrean	Director	March 6, 2020

	* John W. Laymon	Director	March 6, 2020
	* William D. Larsson	Director	March 6, 2020

	* John P. O'Donnell	Director	March 6, 2020

*By	/s/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)