Form 10-Q
period 2020-03-31
Clearwater Paper Corp
filed 2020-05-05
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
__________________________________
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

The number of shares of common stock of the registrant outstanding as of May 3, 2020 was 16,570,864.

FORWARD-LOOKING STATEMENTS
Our disclosure, discussion and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding impacts of COVID-19 on our business and operations; accounting standards; liquidity; capital expenditures; cash flow; borrowing and credit facilities; credit agreement compliance; disclosure controls and legal proceedings. Words such as anticipate, expect, intend, plan, target, project, believe, schedule, estimate, may, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2019 Form 10-K and the "Risk Factor" included in Part II of this report, as well as the following:

•	impact of COVID-19 on our operations, our supplier's operations and our customer demand

•
competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors and the impact of foreign currency fluctuations on the pricing of products globally;

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

CLEARWATER PAPER CORPORATION

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$60.8	$20.0
Restricted cash	—	1.4
Receivables, net	207.1	159.4
Inventories	240.5	281.4
Other current assets	12.6	3.6
Total current assets	520.9	465.8
Property, plant and equipment, net	1,235.5	1,257.7
Operating lease right-of-use assets	70.4	73.1
Goodwill and intangible assets, net	51.2	52.0
Other assets, net	18.8	29.1
TOTAL ASSETS	$1,896.8	$1,877.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$58.1	$17.9
Trade payables	146.8	158.2
Accrued compensation	34.1	45.0
Other accrued liabilities	51.4	59.3
Total current liabilities	290.4	280.4
Long-term debt	883.9	884.5
Long-term operating lease liabilities	62.7	65.6
Liability for pension and other postretirement employee benefits	75.3	76.6
Other long-term obligations	16.2	17.3
Deferred tax liabilities	123.6	121.3
TOTAL LIABILITIES	1,452.1	1,445.7
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,569,442 and 16,515,813 shares issued	—	—
Additional paid-in capital	10.4	9.8
Retained earnings	492.1	481.7
Accumulated other comprehensive loss, net of tax	(57.7)	(59.5)
TOTAL STOCKHOLDERS' EQUITY	444.8	432.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,896.8	$1,877.7
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per-share data)	2020	2019
Net sales	$477.9	$428.8
Costs and expenses:
Cost of sales	423.0	384.3
Selling, general and administrative expenses	27.5	30.4
Other operating charges, net	8.6	(0.3)
Total operating costs and expenses	459.1	414.4
Income from operations	18.8	14.4
Interest expense, net	(12.8)	(8.6)
Other non-operating expense	(1.9)	(1.3)
Total non-operating expense	(14.7)	(9.9)
Income before income taxes	4.1	4.5
Income tax provision (benefit)	(6.2)	0.7
Net income	$10.3	$3.8

Net income per common share:
Basic	$0.62	$0.23
Diluted	0.62	0.23

Average shares of common stock used to compute net income per share: (in thousands)
Basic	16,555	16,516
Diluted	16,615	16,563
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net income	$10.3	$3.8
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $0.6 and $0.5	1.8	1.2
Other comprehensive income, net of tax	1.8	1.2
Comprehensive income	$12.1	$5.0
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10.3	$3.8
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	28.0	25.8
Stock-based compensation expense	1.5	0.8
Deferred taxes	1.8	0.9
Pension and other post retirement employment benefits	0.8	—
Gain on divested assets	(1.4)	—
Other non-cash activity, net	0.9	(0.6)
Changes in operating assets and liabilities:
Increase in accounts receivable	(37.3)	(23.1)
(Increase) decrease in inventory	40.9	(21.6)
Increase in other current assets	(9.0)	(8.8)
Increase (decrease) in trade payables	(13.0)	(10.8)
Decrease in accrued compensation	(10.9)	(11.9)
Decrease in other accrued liabilities	(0.1)	13.5
Other, net	(0.5)	2.6
Net cash flows provided by (used in) operating activities	12.1	(29.4)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(10.5)	(71.6)
Net cash flows used in investing activities	(10.5)	(71.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of short-term debt	88.5	290.4
Repayments of short-term debt	(48.8)	(199.0)
Repayments of long-term debt	(1.1)	—
Other, net	(0.8)	(0.7)
Net cash flows provided by financing activities	37.8	90.7
Increase (decrease) in cash, cash equivalents and restricted cash	39.4	(10.3)
Cash, cash equivalents and restricted cash at beginning of period	22.4	24.9
Cash, cash equivalents and restricted cash at end of period	$61.8	$14.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$19.2	$15.1
Cash received from refunds, net of amounts paid for income taxes	$—	$(0.2)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$60.8	$12.2
Restricted cash	—	1.4
Restricted cash included in Other assets, net	1.0	1.0
Total cash, cash equivalents and restricted cash	$61.8	$14.6
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2018	16,482	$—	$6.4	$487.3	$(67.3)	$426.4
Net income	—	—	—	3.8	—	3.8
Stock-based compensation expense	—	—	1.2	—	—	1.2
Issuance of shares under stock plans	33	—	(0.4)	—	—	(0.4)
Pension and other postretirement employee benefit plans, net of tax of $0.5	—	—	—	—	1.2	1.2
Balance at March 31, 2019	16,515	$—	$7.2	$491.1	$(66.1)	$432.2

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2019	16,515	$—	$9.8	$481.7	$(59.5)	$432.0
Net income	—	—	—	10.3	—	10.3
Stock-based compensation expense	—	—	1.3	—	—	1.3
Issuance of shares under stock plans	54	—	(0.7)	—	—	(0.7)
Pension and other postretirement employee benefit plans, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at March 31, 2020	16,569	$—	$10.4	$492.1	$(57.7)	$444.8

See accompanying Notes to the Consolidated Financial Statements.

Clearwater Paper Corporation
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations, stockholders' equity and cash flows for us and our subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. All dollar amounts are shown in millions, except per share.
NOTE 2 RECENTLY ADOPTED AND NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. Such modification of the measurement approach for credit losses eliminates the requirement that a credit loss be considered probable, or incurred, to impact the valuation of a financial asset measured on an amortized cost basis. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. This amendment will affect trade receivables, off-balance sheet credit exposures and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. The new standard is effective for annual and interim periods beginning after December 15, 2019. We have updated our historical losses and our allowance for credit losses as a result of the adoption of this ASU, which did not have a material impact on our consolidated financial statements.
In March 2020, the SEC issued a final rule that amended the disclosure requirements under SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The final rule is based on the premise that the primary source of information that investors in guaranteed debt rely on is the consolidated financial statements of the parent company. The final rule replaces the previous requirement to provide separate condensed consolidating financial information of the guarantors. The final rule is effective for filings on or after January 4, 2021, and early adoption is permitted. We have elected to early adopt this rule which resulted in the removal of the supplemental guarantor financial information footnote.
New Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU is applicable to our contracts that reference LIBOR. The amendments may be applied through December 31, 2022. We will apply this guidance to transactions and modifications of these arrangements.
NOTE 3 FAIR VALUE MEASUREMENTS
Carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. We estimated the Senior Notes due 2023 and 2025 to have a total fair market value of $529.0 million and $574.0 million at March 31, 2020 and December 31, 2019 based upon market quotations. We estimated the fair value of the Term Loan to be $272.3 million and $300.0 million at March 31, 2020 and December 31, 2019. We believe the carrying amounts of the ABL Credit Agreement of $53.5 million approximates fair market value based upon current interest rates with similar maturities.

NOTE 4 RECEIVABLES
Receivables consist of:

	March 31, 2020	December 31, 2019
Trade accounts receivable	$187.2	$157.0
Allowance for current expected credit losses	(1.4)	(1.5)
Taxes receivable	19.2	0.3
Interest receivable	—	1.0
Other	2.0	2.6
	$207.1	$159.4
NOTE 5 INVENTORIES
Inventories consist of:

	March 31, 2020	December 31, 2019
Logs, pulpwood, chips and sawdust	$13.3	$19.4
Materials and supplies	94.1	93.1
Pulp, paperboard and tissue products	133.1	168.9
	$240.5	$281.4

NOTE 6 LEASES
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

The tables below present financial information associated with our leases.

Lease expense	Three Months Ended
	March 31,
	2020	2019
Operating lease costs	$3.9	$3.5
Finance lease costs:
Amortization of right-of-use assets	0.4	0.4
Interest on lease liabilities	0.5	0.5
Total finance lease costs	0.9	0.9
Variable lease costs	0.4	0.2
Total lease costs	$5.2	$4.6

Supplemental cash flow information	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.4	$4.1
Operating cash flows from finance leases	0.5	0.5
Financing cash flows from finance leases	0.3	0.3

Non-cash amounts for lease liabilities arising from obtaining right-of-use assets:
Operating leases	$0.6	$0.1
Finance leases	0.3	0.5

Supplemental balance sheet information
	Classification	March 31, 2020	December 31, 2019
Lease ROU Assets
Operating lease assets	Operating lease right-of-use assets	$70.4	$73.1
Finance lease assets	Property, plant and equipment, net	26.7	26.5
Accumulated depreciation		(11.4)	(11.1)
Total lease ROU assets		$85.7	$88.5

Lease Liabilities
Current operating lease liabilities	Other accrued liabilities	$14.0	$13.9
Current finance lease liabilities	Short-term debt	1.6	1.4
Total current lease liabilities		15.6	15.3

Non-current operating lease liabilities	Long-term operating lease liabilities	62.7	65.6
Non-current finance lease liabilities	Long-term debt	20.4	20.6
Total non-current lease liabilities		83.0	86.2

Total operating lease liabilities		76.7	79.5
Total finance lease liabilities		22.0	22.0
Total lease liabilities		$98.6	$101.5

NOTE 7 DEBT
Long-term debt consisted of:

		March 31, 2020			December 31, 2019
	Interest Rate at March 31, 2020	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Term loan maturing 2026, variable interest rate	4.3%	$299.3	$(5.0)	$294.3	$300.0	$(5.1)	$294.9
2013 Notes, maturing 2023, fixed interest rate	4.5%	275.0	(1.4)	273.6	275.0	(1.5)	273.5
2014 Notes, maturing 2025, fixed interest rate	5.4%	300.0	(1.4)	298.6	300.0	(1.5)	298.5
ABL Credit Agreement, variable interest rate	2.8%	53.5	—	53.5	13.5	—	13.5
Finance leases		22.0	—	22.0	22.0	—	22.0
Total debt		949.7	(7.7)	942.0	910.5	(8.1)	902.4
Less: current portion		(58.1)	—	(58.1)	(17.9)	—	(17.9)
Net long-term portion		$891.6	$(7.7)	$883.9	$892.6	$(8.1)	$884.5

At March 31, 2020, we were in compliance with covenants in our various credit agreements. The maturities of our Term loan and our ABL Credit Agreement are subject to the refinancing of our 2013 Notes. If the 2013 Notes are not refinanced 91 days before their maturity, the ABL Credit Agreement and Term Loan Credit Agreement will become due.
Term Loan Credit Agreement
The Term Loan Credit Agreement matures on July 26, 2026. We are required to repay the aggregate outstanding principal amount in quarterly installments in an aggregate amount for each such date equal to the aggregate principal amount of the initial loan amount (as such amount may be adjusted pursuant to the prepayment provisions of the Term Loan Credit Agreement) multiplied by 0.25%.
In addition, we must make mandatory prepayments of principal under the Term Loan Credit Agreement upon the occurrence of certain specified events, including certain asset sales (subject to customary reinvestment rights), debt issuances not permitted under the Term Loan Credit Agreement, and based on a percentage, which may vary from 0% to 50% depending on our secured leverage ratio, of annual excess cash flows in excess of certain threshold amounts, less any voluntary prepayments under the Term Loan Credit Agreement. Any remaining outstanding principal balance under the Term Loan Credit Agreement is repayable on the maturity date. Amounts repaid or prepaid by us with respect to the loans under the Term Loan Credit Agreement cannot be reborrowed. We may, at our option, prepay any borrowings under the Term Loan Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
We may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed (1) $100 million, plus (2) the amount of all voluntary prepayments of the Term Loan Credit Agreement (other than prepayments funded with long-term indebtedness), plus (3) an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien secured leverage ratio would not exceed 2.00x to 1.00x. At March 31, 2020 our pro forma first lien secured ratio was 1.68x. Under the Term Loan Credit Agreement, loans generally may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin. When our leverage ratio is (i) less than or equal to 4.25 to 1.00, the margin is 3.00% per annum in the case of LIBOR loans and of 2.00% per annum in the case of annual base rate loans and (ii) greater than 4.25 to 1.00, the margin is 3.25% per annum in the case of LIBOR loans and of 2.25% per annum in the case of annual base rate loans. At March 31, 2020, our leverage ratio was 4.74x and therefore our applicable margin on LIBOR loans was 3.25%.

ABL Credit Agreement
The ABL Credit Agreement matures on July 26, 2024 and includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheet as of March 31, 2020, our borrowings supported up to $231.5 million availability under the line of which we utilized $57.9 million, $53.5 million borrowed and $4.4 million under letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions.
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when unused availability falls below $25 million. As of March 31, 2020, our fixed charge coverage ratio was approximately 2.85x. Our ability to utilize our ABL Credit Agreement could be limited in the future by our bond indentures which have limitations on liens.

NOTE 8 INCOME TAXES
We recorded an income tax benefit of $6.2 million (150% effective tax rate) and an income tax provision of $0.7 million (16% effective tax rate) during the three months ended March 31, 2020 and March 31, 2019. Our effective tax rate for the three months ended March 31, 2020 varies from the statutory U.S. federal income tax rate of 21% primarily due to the effect of tax credits and a $7.3 million benefit from the provisions of the Coronavirus Aid, Relief, and Economic Security Act. The Company's effective tax rate for the three months ended March 31, 2019 varies from the statutory U.S. federal income tax rate primarily due to the effect of tax credits and non-deductible compensation expense.

NOTE 9 OTHER OPERATING CHARGES
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 are reflected in the table below and described in the paragraphs following the table:

	Three Months Ended
	March 31,
	2020	2019
Reorganization expenses	$2.8	$—
Union settlement	6.6	—
Gain on divested assets	(1.4)	—
Directors' equity-based compensation expense (benefit)	0.2	(0.4)
Other	0.4	0.1
	$8.6	$(0.3)
2020
During the first quarter of 2020, we recorded  $8.6 million net expenses in "Other operating charges, net." The components of the expenses include:

•	expenses of $2.8 million related to reorganization expenses (primarily related to corporate expenses),

•	expenses of $6.6 million associated with union settlement retroactive wage payments ($2.6 million associated with Consumer Products and $4.0 million associated with Pulp and Paperboard segments),

•	gain of $1.4 million associated with the Ladysmith Consumer Products facility sale escrow release and

•	expense of $0.2 million relating to directors' equity based compensation.
2019
During the first quarter of 2019, we recorded a $0.3 million net gain in "Other operating charges, net". The primary component of the gain includes:

•	gain of $0.4 million relating to directors' equity based compensation.

NOTE 10 NON-OPERATING INCOME (EXPENSE)
The components of “Non-operating expense” in the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 are reflected in the table below:

	Three Months Ended
	March 31,
	2020	2019
Interest expense	$(12.2)	$(11.9)
Capitalized interest	—	3.4
Amortization of debt issuance costs	(0.6)	(0.5)
Interest income	—	0.4
Interest expense, net	$(12.8)	$(8.6)

Non-operating pension and other postretirement employee benefits income (expense)	(1.9)	(1.3)
Other non-operating expense	(1.9)	$(1.3)
	$(14.7)	$(9.9)

NOTE 11 PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Three Months Ended March 31,
	2020	2019	2020	2019
	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
Service cost	$0.6	$0.6	$—	$—
Interest cost	2.6	3.1	0.6	0.6
Expected return on plan assets	(3.7)	(4.1)	—	—
Amortization of actuarial loss (gain)	2.4	1.9	—	(0.2)
Net periodic cost	$1.9	$1.5	$0.6	$0.4

We record the service component of net periodic cost (benefit) as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service components of net periodic cost (benefit) are recorded to "Other non-operating expense" on our Consolidated Statements of Operations. For both the three months ended March 31, 2020 and 2019, we recorded $0.4 million to "Cost of sales" and $0.2 million to "Selling, general, and administrative expenses".

NOTE 12 ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2018	$(83.0)	$15.7	$(67.3)
Amounts reclassified from accumulated other comprehensive loss	1.4	(0.2)	1.2
Other comprehensive income, net of tax	1.4	(0.2)	1.2
Balance at March 31, 2019	$(81.6)	$15.5	$(66.1)

Balance at December 31, 2019	$(67.8)	$8.3	$(59.5)
Amounts reclassified from accumulated other comprehensive loss	1.8	—	1.8
Other comprehensive income, net of tax	1.8	—	1.8
Balance at March 31, 2020	$(66.0)	$8.3	$(57.7)
NOTE 13 STOCKHOLDERS' EQUITY
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are granted according to time or performance vesting requirements. At March 31, 2020, approximately 0.4 million shares were available for future issuance under our current plan.

	Three Months Ended
	March 31,
	2020	2019
Total stock-based compensation expense (selling, general and administrative and other operating charges, net)	$1.5	$0.8
Income tax benefit related to stock-based compensation	$0.4	$0.2
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$0.7	$0.4
At March 31, 2020, $9.1 million of compensation cost related to unvested restricted stock units, performance awards and stock options attributable to future service had not yet been recognized.
During the first three months ended March 31, 2020, we granted 160,897 restricted stock units (time vesting) at an average grant date fair value of $28.67 per share and 52,863 restricted stock units (performance vesting) at an average grant date fair value of $33.75.

NOTE 14 EARNINGS PER SHARE
Basic income (loss) per share is based on the weighted-average number of shares of common stock outstanding. Diluted income (loss) per share is based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method.

	Three Months Ended March 31,
(In thousands)	2020	2019
Basic weighted-average common shares outstanding[1]	16,555	16,516
Incremental shares due to:
Stock-based awards	60	47
Diluted weighted-average common shares outstanding	16,615	16,563

[1]	Basic weighted-average common shares outstanding includes restricted stock unit awards that are fully vested, but are deferred for future issuance.
Anti-dilutive shares excluded from the calculation were 0.9 million and 0.9 million for the three months ended March 31, 2020 and 2019.
NOTE 15 SEGMENT INFORMATION
We operate in two segments: Consumer Products and Pulp and Paperboard. Our business units have been aggregated into these two segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations are summarized below for each of these segments separately. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

	Three Months Ended
	March 31,
	2020	2019
Segment net sales:
Consumer Products	$265.7	$223.4
Pulp and Paperboard	212.2	205.4
Total segment net sales	$477.9	$428.8

Operating income (loss):
Consumer Products	$14.3	$1.3
Pulp and Paperboard	26.5	29.4
Corporate	(13.4)	(16.6)
Other operating charges, net	(8.6)	$0.3
Income from operations	$18.8	$14.4

	Three Months Ended
	March 31,
	2020	2019
Major products:
Paperboard	$211.0	$203.0
Retail tissue	248.0	204.6
Non-retail tissue	13.9	18.5
Other	5.0	2.7
Total net sales	$477.9	$428.8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Impact of COVID-19 on Our Business
In response to the outbreak and business disruption caused by the novel coronavirus (COVID-19) pandemic, we are focused on two priorities - the health and safety of our employees and continuing to safely operate our facilities to respond to the heightened demand across our customer base. We have implemented important health and safety measures across our facilities, including temperature checks, social distancing guidelines, sanitation practices, remote work for those whose jobs allow them to do so, and travel and visitor restrictions.
The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and may adversely affect our business. To date, our industry has been classified as essential by the Federal Government, through the Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA), and in each of the jurisdictions in which we operate, which enabled us to operate our facilities in the first quarter of 2020. We do not expect there to be any changes in this designation and as a result, we do not anticipate having to curtail or cease our operations as a result of a governmental imposed shutdown.
Our company, peers and others have experienced a significant increase in demand for our products in the first quarter of 2020 as a result of COVID-19, which has changed residential consumer purchasing behavior. In the near term, demand for tissue products is expected to remain elevated as consumers shift to at home consumption and retailers continue to focus on keeping their shelves stocked. We expect that residential consumer demand will flatten and that sales of tissue and paperboard products will eventually normalize in terms of annual volumes.
The effects of the COVID-19 pandemic may negatively impact sales and gross margin in the future in various aspects of our business including, but are not limited to:

•	the ability of our suppliers to meet delivery requirements and commitments;

•	disruptions to our supply chains;

•
the ability of our employees to perform their work due to illness caused by the pandemic, the complete or partial closure of one or more of our manufacturing facilities, or local, state, or federal orders requiring employees to remain at home;

•	disruptions or delays in the delivery of our products to customers;

•	a decrease in demand for our products;

•	limitations on the ability of our customers to pay us on a timely basis; and

•	negative impact on some of our customers due to challenging economic conditions.
We are evaluating and taking actions to monitor and ensure appropriate levels of available liquidity and may experience disruptions in our business as we implement modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. However, we believe that our cash flows from operations, our cash on hand and our borrowing capacity under our credit agreements will be adequate to fund debt service requirements and provide cash to support our ongoing operations, capital expenditures and working capital needs for the next twelve months.
As the COVID-19 pandemic continues to evolve, we will continue to actively monitor the situation and may take actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.
Executive Summary
For the three months ended March 31, 2020, we reported net sales of $477.9 million, or 11% higher compared to $428.8 million in the first quarter of 2019. This increase was primarily driven by residential consumer purchasing behavior in response to COVID-19 pandemic that drove an increase of 21% in our retail tissue business. We reported net income for the three months ended March 31, 2020 of $10.3 million, or $0.62 per diluted share, compared to net income of $3.8 million or $0.23 per diluted share in the first quarter of 2019. We reported Adjusted EBITDA for the three months ended March 31, 2020 of $55.4 million compared to $39.9 million reported in the first quarter of 2019.
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
As of March 31, 2020, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

NON-GAAP MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose overall and segment earnings (loss) from operations before interest expense, net, non-operating pension and other post employment benefit costs, taxes, depreciation and amortization, goodwill impairment, other operating charges, net, and debt retirement costs as Adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
We have included Adjusted EBITDA on a consolidated and segment basis in this report because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. We also use Adjusted EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA measures may not be comparable to Adjusted EBITDA reported by other companies. Our Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense and depreciation and amortization which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business. In addition, we exclude other income and expense items which are outside of our core operations.

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net income	$10.3	$3.8
Income tax provision (benefit)	(6.2)	0.7
Interest expense, net	12.8	8.6
Depreciation and amortization expense	28.0	25.8
Other operating charges, net	8.6	(0.3)
Other non-operating expense	1.9	1.3
Adjusted EBITDA	$55.4	$39.9

Consumer Products segment income	$14.3	$1.3
Depreciation and amortization	17.3	14.7
Adjusted EBITDA Consumer Products segment	$31.6	$16.0

Pulp and Paperboard segment income	$26.5	$29.4
Depreciation and amortization	9.3	9.5
Adjusted EBITDA Pulp and Paperboard segment	$35.8	$38.9

Corporate and other expense	$(13.4)	$(16.6)
Depreciation and amortization	1.4	1.6
Adjusted EBITDA Corporate and other	$(12.0)	$(15.0)

Consumer Products segment	$31.6	$16.0
Pulp and Paperboard segment	35.8	38.9
Corporate and other	(12.0)	(15.0)
Adjusted EBITDA	$55.4	$39.9

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below. See Note 15 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.

Consumer Products

	Three Months Ended
	March 31,		Increase (decrease)
(Dollars in millions, except per unit)	2020	2019
Sales:
Retail tissue	$248.0	$204.6	21.2%
Non-retail tissue	13.9	18.5	(24.6)%
Other	3.8	0.3	nm
	$265.7	$223.4	18.9%

Operating income	14.3	1.3	nm
Operating Margin	5.4%	0.6%

Adjusted EBITDA	$31.6	$16.0	97.5%
Adjusted EBITDA Margin	11.9%	7.2%

Shipments (short tons)
Retail	90,791	73,356	23.8%
Non-retail	9,002	10,266	(12.3)%

Sales price (per short ton)
Retail	$2,732	$2,789	(2.0)%
Non-retail	1,548	1,799	(14.0)%
Net sales for the Consumer Products segment during the first quarter of 2020 increased by $42.3 million compared to the first quarter of 2019. This increase was due to significantly higher sales volume for retail tissue as a result of the COVID-19 pandemic and increases in demand based upon new customer programs which were implemented prior to the pandemic offset by a slight decrease in sales prices per short ton. From a product perspective, we saw the largest increases in the bath and facial tissue sales with smaller increases in paper towels and napkins.
The segment had operating income of $14.3 million for the first quarter of 2020, compared to operating income of $1.3 million in the first quarter of 2019. The increase was driven by higher sales as noted above and reductions in costs due to lower external pulp prices and freight costs partially offset by the continued start up costs associated with the Shelby expansion.

Pulp and Paperboard

	Three Months Ended
	March 31,		Increase (decrease)
(Dollars in millions - except per ton amounts)	2020	2019
Sales:
Paperboard	$211.0	$203.0	3.9%
Other	1.2	2.4	(50.9)%
	$212.2	$205.4	3.3%

Operating income	26.5	29.4	(9.9)%
Operating margin	12.5%	14.3%

Adjusted EBITDA	$35.8	$38.9	(8.1)%
Adjusted EBITDA Margin	16.9%	18.9%

Shipments (short tons)	211,296	202,834	4.2%
Sales price (per short tons)	$999	$1,001	(0.2)%
Net sales for the Pulp and Paperboard segment increased by $6.7 million during the first quarter of 2020 compared to the first quarter of 2019. This was due to increased demand for our folding carton business used for home food packaging and pharmacy products as a result of the COVID-19 pandemic.
Operating income for the segment decreased by $2.9 million during the first quarter of 2020, compared to the first quarter of 2019 driven by a public utility disruption at our Cypress Bend facility caused by a weather event partially offset by the higher sales volumes.
Corporate expenses
Corporate expenses were $13.4 million in the first quarter of 2020 as compared to $16.6 million in the first quarter of 2019 due to reductions in professional fees associated with the identification of the material weakness in our internal control over financial reporting as of December 31, 2018. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 9 "Other operating charges" included in Item 1 of this report for additional information.
Interest expense
Interest expense for the first quarter of 2020 was $4.2 million higher than the first quarter of 2019 due to slightly higher interest expense associated with a larger average balance on our credit facility and lower capitalized interest. See Note 10 "Non-operating income (expense)" included in Item 1 of this report for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are existing cash balances, cash generated by our operations and our ability to borrow under such credit facilities as we may have in effect from time to time. Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness or acquire assets or businesses that are complementary to our operations.
Operating Activities
Net cash flows provided by operating activities for the three months ended March 31, 2020 were $12.1 million compared to a use of $29.4 million in the first quarter of 2019. This increase was driven by changes in working capital due to increased demand in our consumer products division which resulted in lower inventories. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2019.
Investing Activities
During the three months ended March 31, 2020, net cash flows used for investing activities was $10.5 million compared to $71.6 million in the prior year period. This decrease is primarily due to the completion of our Shelby expansion as well as the Lewiston pulp optimization project in late 2019. Included in "Other accrued liabilities" on our Consolidated Balance Sheets was $4.6 million and $28.7 million related to capital expenditures that had not yet been paid at March 31, 2020 and 2019.
Throughout 2020, we expect cash paid for capital expenditures to be approximately $45 to $50 million.
Financing Activities
Net cash flows provided by financing activities were $37.8 million for the three months ended March 31, 2020 as compared to $90.7 million for the same period of 2019. The decrease was driven by lower net borrowing due to improved operating results and lower capital expenditures.
Credit Agreements
We are required to make quarterly installment payments of approximately $0.8 million on the outstanding principal of our Term Loan Credit Agreement. In addition, we must make mandatory prepayments of principal under the Term Loan Credit Agreement upon the occurrence of certain specified events, including based upon a percentage of annual Excess Cash Flow as defined by the Term Loan Credit Agreement. There is uncertainty in the amount of Excess Cash Flow that we may generate during the current fiscal year, therefore, we are unable to estimate the mandatory prepayment under the Term Loan Credit Agreement that could be required at the time such payment is due in 2021. Amounts repaid or prepaid cannot be reborrowed. However, we may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, so long as our first lien secured leverage ratio does not exceed 2.00x to 1.00. At March 31, 2020 our first lien secured ratio was 1.68x.
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
Both Credit Agreements include contain certain customary representations, warranties, and affirmative and negative covenants. The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable when availability falls below $25 million.
At March 31, 2020, we were in compliance with all covenants in both of our credit agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our credit agreements. If we are unable to do so, it would be necessary to seek an amendment from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our Term Loan and ABL Credit Agreement. As of March 31, 2020, there were $352.8 million in borrowings outstanding under our credit agreements. The reference interest rate applied to borrowings under the Credit Agreements is adjusted, at our option, at one, two, three, or six month intervals for LIBOR-based borrowings (or daily in the case of alternative based rate borrowings). A one percentage point increase or decrease in interest rates, based on outstanding credit facilities' borrowings of $352.8 million, would have an approximate $3.5 million annual effect on interest expense.

ITEM 4.	Controls and Procedures

As of March 31, 2020, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings
We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A.	Risk Factors
The COVID-19 pandemic may adversely affect our operations and financial condition.
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.
As has been widely reported in the media, companies like ours experienced a significant increase in demand for tissue and paperboard products in the first quarter of 2020 as a result of the COVID-19 pandemic, particularly due to residential consumer purchasing behavior. The stocking up of tissue products by residential consumers during the pandemic will likely lead to a drop in regular purchasing as the pandemic, or concerns as to tissue shortages as a result of the pandemic, subside. We expect that residential consumer demand will flatten and that sales of tissue and paperboard products will eventually normalize in terms of annual volumes.
Nevertheless, our business, the businesses of our customers and the businesses of our suppliers could be materially and adversely affected by the impact and risks of the pandemic. Such risks include, but are not limited to, the following:

•	the complete or partial closure of one or more of our manufacturing facilities;

•
limitations on our ability to operate our business as a result of any federal, state or local regulations, including any changes to the designation of our business as “essential” by the US Department of Homeland Security;

•
disruptions to international trade, or further restrictions or prohibitions on international travel, on which we rely to make our products (for example, an interruption in eucalyptus pulp from Brazil or lack of availability for spare parts or technical support from European suppliers of our production and converting equipment);

•
a decrease in demand for our products as a result of a prolonged economic downturn or global recession (for example, during previous, extreme recessionary periods in the U.S., we experienced significant declines in demand for our paperboard used in folding carton, cup and liquid packaging applications);

•	the interruption of our distribution system or delays in the delivery of our products;

•
temporary or long-term disruption in our supply chains (for example, governmental restrictions on construction and the resulting decline in lumber production could result in a decline in the availability of wood residuals);

•
volatility related to pension plan assets (for example, we may need to make additional contributions to address an increase in obligations and/or a loss in plan assets as a result of the combination of declining market interest rates and/or past or future plan asset investment losses);

•	significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future;

•	a decline in our ability to collect on accounts receivable, which could materially affect our liquidity;

•	bankruptcy of customers that leads to a decrease in demand for our products;

•	the loss of our management team and employee base that possess unique technical skills for the execution of our business plan; and

•	an interruption in processing or an inability to process accounts payable by our third-party processor, which could result in our suppliers and vendors withholding supplies or services.
The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business. Moreover, many of the risk factors set forth in our Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the COVID-19 pandemic.
There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, entitled “Risk Factors.”

ITEM 2.	Unregistered Sale of Equity Securities
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.1	Offer letter, dated April 9, 2020, with Michael J. Murphy

10.2	Amendment to ABL Credit Agreement, dated as of January 29, 2020 by and among JPMorgan Chase Bank, N.A., as administrative agent and Clearwater Paper Corporation

31	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Incorporated by reference.

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

CLEARWATER PAPER CORPORATION
(Registrant)

May 5, 2020	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

May 5, 2020	By:	/s/ MICHAEL J. MURPHY
Michael J. Murphy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)