Form 10-Q
period 2020-06-30
Clearwater Paper Corp
filed 2020-08-04
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-34146
CLEARWATER PAPER CORPORATION
(Exact name of registrant as specified in its charter)

DE		20-3594554
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

601 West Riverside,	Suite 1100	99201
Spokane,	WA
(Address of principal executive offices)		(Zip Code)
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

The number of shares of common stock of the registrant outstanding as of August 4, 2020 was 16,571,798.

FORWARD-LOOKING STATEMENTS
Our disclosure, discussion and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding impacts of COVID-19 on our business and operations; accounting standards; liquidity; capital expenditures; cash flow; borrowing and credit facilities; credit agreement compliance; disclosure controls and legal proceedings. Words such as anticipate, expect, intend, plan, target, project, believe, schedule, estimate, may, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include those risks discussed in the section entitled “Risk Factors” in our 2019 Form 10-K and the "Risk Factor" included in Part II of this report, as well as the following:
•impact of COVID-19 on our operations, our suppliers' operations and our customer demand;
•competitive pricing pressures for our products, including as a result of increased capacity as additional manufacturing facilities are operated by our competitors and the impact of foreign currency fluctuations on the pricing of products globally;
•the loss of, changes in prices in regard to, or reduction in, orders from a significant customer;
•changes in the cost and availability of wood fiber and wood pulp;
•changes in transportation costs and disruptions in transportation services;
•changes in customer product preferences and competitors' product offerings;
•larger competitors having operational and other advantages;
•customer acceptance and timing and quantity of purchases of our tissue products, including the existence of sufficient demand for and the quality of tissue produced by our expanded Shelby, North Carolina operations;
•consolidation and vertical integration of converting operations in the paperboard industry;
•our ability to successfully implement our operational efficiencies and cost savings strategies, along with related capital projects, and achieve the expected operational or financial results of those projects, including from the continuous digester at our Lewiston, Idaho facility;
•changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;
•manufacturing or operating disruptions, including IT system and IT system implementation failures, equipment malfunctions and damage to our manufacturing facilities;
•cyber-security risks;
•changes in costs for and availability of packaging supplies, chemicals, energy and maintenance and repairs;
•labor disruptions;
•cyclical industry conditions;
•changes in expenses, required contributions and potential withdrawal costs associated with our pension plans;
•environmental liabilities or expenditures;
•reliance on a limited number of third-party suppliers for raw materials;
•our ability to attract, motivate, train and retain qualified and key personnel;
•our substantial indebtedness and ability to service our debt obligations;
•restrictions on our business from debt covenants and terms;
•negative changes in our credit agency ratings; and
•changes in laws, regulations or industry standards affecting our business.
Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

CLEARWATER PAPER CORPORATION

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$48.2	$20.0
Restricted cash	—	1.4
Receivables, net	191.9	159.4
Inventories	235.3	281.4
Other current assets	9.0	3.6
Total current assets	484.4	465.8
Property, plant and equipment, net	1,219.7	1,257.7
Operating lease right-of-use assets	68.2	73.1
Goodwill and intangible assets, net	50.4	52.0
Other assets, net	18.7	29.1
TOTAL ASSETS	$1,841.5	$1,877.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1.6	$17.9
Trade payables	137.5	158.2
Accrued compensation	47.3	45.0
Other accrued liabilities	61.1	59.3
Total current liabilities	247.5	280.4
Long-term debt	827.9	884.5
Long-term operating lease liabilities	60.1	65.6
Liability for pension and other postretirement employee benefits	74.4	76.6
Other long-term obligations	21.6	17.3
Deferred tax liabilities	139.3	121.3
TOTAL LIABILITIES	1,370.7	1,445.7
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,571,000 and 16,515,813 shares issued	—	—
Additional paid-in capital	11.8	9.8
Retained earnings	514.8	481.7
Accumulated other comprehensive loss, net of tax	(55.8)	(59.5)
TOTAL STOCKHOLDERS' EQUITY	470.8	432.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,841.5	$1,877.7
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per-share data)	2020	2019	2020	2019
Net sales	$480.5	$452.0	$958.4	$880.8
Costs and expenses:
Cost of sales	396.7	409.8	819.7	794.1
Selling, general and administrative expenses	32.6	26.5	60.1	56.9
Other operating charges, net	3.0	0.4	11.5	0.1
Total operating costs and expenses	432.4	436.7	891.4	851.1
Income from operations	48.1	15.3	67.0	29.7
Interest expense, net	(12.0)	(10.9)	(24.9)	(19.4)
Other non-operating expense	(2.0)	(1.5)	(3.8)	(2.8)
Debt retirement costs	(1.0)	—	(1.0)	—
Total non-operating expense	(14.9)	(12.4)	(29.6)	(22.2)
Income before income taxes	33.2	2.9	37.3	7.5
Income tax provision	10.4	3.3	4.2	4.0
Net income (loss)	$22.8	$(0.4)	$33.1	$3.4

Net income (loss) per common share:
Basic	$1.37	$(0.03)	$2.00	$0.21
Diluted	1.36	(0.03)	1.99	0.21

Average shares of common stock used to compute net income (loss) per share: (in thousands)
Basic	16,594	16,539	16,575	16,528
Diluted	16,686	16,539	16,644	16,552

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$22.8	$(0.4)	$33.1	$3.4
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $0.6, $0.5, $1.3, $0.9	1.8	1.3	3.7	2.6
Other comprehensive income, net of tax	1.8	1.3	3.7	2.6
Comprehensive income	$24.6	$0.9	$36.8	$6.0

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22.8	$(0.4)	$33.1	$3.4
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	27.8	28.5	55.8	54.3
Stock-based compensation expense	3.4	1.2	4.8	2.1
Deferred taxes	8.9	4.3	10.7	5.2
Pension and other post retirement employment benefits	1.2	0.3	2.0	0.3
Debt retirement costs	1.0	—	1.0	—
Gain on divested assets	—	—	(1.4)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	18.8	(2.7)	(18.5)	(25.8)
(Increase) decrease in inventory	5.1	(3.4)	46.1	(25.0)
(Increase) decrease in other current assets	3.6	3.1	(5.4)	(5.7)
Increase (decrease) in trade payables	(11.6)	3.5	(24.6)	(7.3)
Increase (decrease) in accrued compensation	16.5	7.7	5.6	(4.2)
Increase in other accrued liabilities	10.4	2.8	10.3	16.3
Other, net	1.2	(0.8)	1.6	1.2
Net cash flows provided by operating activities	109.0	44.1	121.1	14.7
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(7.3)	(36.8)	(17.8)	(108.4)
Net cash flows used in investing activities	(7.3)	(36.8)	(17.8)	(108.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of short-term debt	20.0	146.6	108.5	436.9
Repayments of short-term debt	(73.9)	(123.8)	(122.7)	(322.8)
Repayments of long-term debt	(60.4)	—	(61.5)	—
Other, net	—	(0.4)	(0.9)	(1.1)
Net cash flows provided by (used in) financing activities	(114.3)	22.4	(76.5)	113.0
Increase (decrease) in cash, cash equivalents and restricted cash	(12.6)	29.7	26.7	19.3
Cash, cash equivalents and restricted cash at beginning of period	61.8	14.6	22.4	24.9
Cash, cash equivalents and restricted cash at end of period	$49.2	$44.3	$49.2	$44.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$4.9	$1.3	$24.2	$16.4
Cash paid for income taxes, net of amounts received for refunds	$(2.2)	$1.9	$(2.2)	$1.7

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$48.2	$41.8	$48.2	$41.8
Restricted cash	—	1.4	—	1.4
Restricted cash included in Other assets, net	1.1	1.0	1.1	1.0
Total cash, cash equivalents and restricted cash	$49.2	$44.3	$49.2	$44.3
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2018	16,482	$—	$6.4	$487.3	$(67.3)	$426.4
Net income	—	—	—	3.8	—	3.8
Stock-based compensation expense	—	—	1.2	—	—	1.2
Issuance of shares under stock plans, net	33	—	(0.4)	—	—	(0.4)
Pension and other postretirement employee benefit plans, net of tax of $0.5	—	—	—	—	1.2	1.2
Balance at March 31, 2019	16,515	$—	$7.2	$491.1	$(66.1)	$432.2
Net loss	—	—	—	(0.4)	—	(0.4)
Stock-based compensation expense	—	—	1.2	—	—	1.2
Pension and other postretirement employee benefit plans, net of tax of $0.5	—	—	—	—	1.3	1.3
Balance at June 30, 2019	16,515	$—	$8.4	$490.7	$(64.8)	$434.3

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2019	16,515	$—	$9.8	$481.7	$(59.5)	$432.0
Net income	—	—	—	10.3	—	10.3
Stock-based compensation expense	—	—	1.3	—	—	1.3
Issuance of shares under stock plans, net	54	—	(0.7)	—	—	(0.7)
Pension and other postretirement employee benefit plans, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at March 31, 2020	16,569	$—	$10.4	$492.1	$(57.7)	$444.8
Net income	—	—	—	22.8	—	22.8
Stock-based compensation expense	—	—	1.4	—		1.4
Issuance of shares under stock plans, net	2	—	—	—	—	—
Pension and other postretirement employee benefit plans, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at June 30, 2020	16,571	$—	$11.8	$514.8	$(55.8)	$470.8

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
NOTE 3 FAIR VALUE MEASUREMENTS
Carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. We estimated the Senior Notes due 2023 and 2025 to have a total fair market value of $576.6 million and $574.0 million at June 30, 2020 and December 31, 2019 based upon market quotations. We estimated the fair value of the Term Loan to be $236.9 million and $300.0 million at June 30, 2020 and December 31, 2019.
NOTE 4 RECEIVABLES
Receivables consist of:

	June 30, 2020	December 31, 2019
Trade accounts receivable	$168.8	$157.0
Allowance for current expected credit losses	(1.7)	(1.5)
Taxes receivable	23.4	0.3
Interest receivable	—	1.0
Other	1.4	2.6
	$191.9	$159.4

NOTE 5 INVENTORIES
Inventories consist of:

	June 30, 2020	December 31, 2019
Logs, pulpwood, chips and sawdust	$11.8	$19.4
Materials and supplies	92.6	93.1
Pulp, paperboard and tissue products	130.9	168.9
	$235.3	$281.4
NOTE 6 LEASES
We have operating leases for manufacturing, office, warehouse and distribution space, paperboard sheeting and chipping facilities, equipment and vehicles. We also have finance leases related to our North Carolina converting and manufacturing facilities, as well as for certain office and other equipment. Our leases have remaining lease terms from less than one year to eleven years years, and some of our leases include one or more options to renew.

The tables below present financial information associated with our leases.

Lease expense	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$3.9	$3.5	$7.8	$7.0
Finance lease costs:
Amortization of right-of-use assets	0.4	0.5	0.9	0.9
Interest on lease liabilities	0.4	0.5	0.9	0.9
Total finance lease costs	0.9	0.9	1.8	1.8
Variable lease costs	0.4	0.3	0.8	0.6
Total lease costs	$5.2	$4.8	$10.4	$9.4

Supplemental cash flow information	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.8	$8.1
Operating cash flows from finance leases	0.9	0.9
Financing cash flows from finance leases	0.7	0.6

Non-cash amounts for lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1.7	$0.9
Finance leases	0.3	0.5

Supplemental balance sheet information
	Classification	June 30, 2020	December 31, 2019
Lease ROU Assets
Operating lease assets	Operating lease right-of-use assets	$68.2	$73.1
Finance lease assets	Property, plant and equipment, net	26.7	26.5
Accumulated depreciation		(11.8)	(11.1)
Total lease ROU assets		$83.1	$88.5

Lease Liabilities
Current operating lease liabilities	Other accrued liabilities	$14.5	$13.9
Current finance lease liabilities	Short-term debt	1.6	1.4
Total current lease liabilities		16.1	15.3

Non-current operating lease liabilities	Long-term operating lease liabilities	60.1	65.6
Non-current finance lease liabilities	Long-term debt	20.0	20.6
Total non-current lease liabilities		80.1	86.2

Total operating lease liabilities		74.6	79.5
Total finance lease liabilities		21.6	22.0
Total lease liabilities		$96.2	$101.5

NOTE 7 DEBT
Long-term debt consists of:

		June 30, 2020			December 31, 2019
	Interest Rate at June 30, 2020	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Term loan maturing 2026, variable interest rate	4.3%	$239.3	$(3.8)	$235.4	$300.0	$(5.1)	$294.9
2013 Notes, maturing 2023, fixed interest rate	4.5%	275.0	(1.2)	273.8	275.0	(1.5)	273.5
2014 Notes, maturing 2025, fixed interest rate	5.4%	300.0	(1.3)	298.7	300.0	(1.5)	298.5
ABL Credit Agreement, variable interest rate	3.3%	—	—	—	13.5	—	13.5
Finance leases		21.6	—	21.6	22.0	—	22.0
Total debt		835.9	(6.4)	829.5	910.5	(8.1)	902.4
Less: current portion		(1.6)	—	(1.6)	(17.9)	—	(17.9)
Net long-term portion		$834.2	$(6.4)	$827.9	$892.6	$(8.1)	$884.5

At June 30, 2020, we were in compliance with covenants in our various credit agreements. The maturities of our Term loan and our ABL Credit Agreement are subject to the refinancing of our 2013 Notes. If the 2013 Notes are not refinanced 91 days before their maturity, the ABL Credit Agreement and Term Loan Credit Agreement will become due.
Term Loan Credit Agreement
The Term Loan Credit Agreement matures on July 26, 2026. We are required to repay the aggregate outstanding principal amount in quarterly installments in an aggregate amount for each such date equal to the aggregate principal amount of the initial loan amount (as such amount may be adjusted pursuant to the prepayment provisions of the Term Loan Credit Agreement) multiplied by 0.25%. In the second quarter, we made a voluntary prepayment of $60 million. This prepayment was applied against our quarterly required installments through 2026.
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
We may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed (1) $100 million, plus (2) the amount of all voluntary prepayments of the Term Loan Credit Agreement (other than prepayments funded with long-term indebtedness), plus (3) an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien secured leverage ratio would not exceed 2.00x to 1.00x. At June 30, 2020 our pro forma first lien secured ratio was 0.97x. Under the Term Loan Credit Agreement, loans generally may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin. When our leverage ratio is (i) less than or equal to 4.25 to 1.00, the margin is 3.00% per annum in the case of LIBOR loans and of 2.00% per annum in the case of annual base rate loans and (ii) greater than 4.25 to 1.00, the margin is 3.25% per annum in the case of LIBOR loans and of 2.25% per annum in the case of annual base rate loans. At June 30, 2020, our leverage ratio was 3.59x and therefore our applicable margin on LIBOR loans was 3.00%.

ABL Credit Agreement
The ABL Credit Agreement matures on July 26, 2024 and includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheet as of June 30, 2020, our borrowings supported up to $220.6 million availability under the line of which we utilized $4.4 million, no borrowings outstanding and $4.4 million under letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions.
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when unused availability falls below $25 million. As of June 30, 2020, our fixed charge coverage ratio was approximately 1.50x which included the impact of our voluntary debt prepayments. Our ability to utilize our ABL Credit Agreement could be limited in the future by our bond indentures which have limitations on liens.

NOTE 8 INCOME TAXES
For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results, unless this method does not result in a reliable estimate of year-to-date income tax expense. Each period, the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter.

For the first six months of 2020, our income tax expense reflects a rate of 11% as compared to rate of 54% in the comparable period of 2019. For the first six months of 2020, the primary differences between the U.S. federal income tax rate of 21% and the effective rate of 11% relates to the effect of tax credits and a $7.1 million benefit from the provisions of the Coronavirus Aid, Relief, and Economic Security Act. For the first six months of 2019, the primary differences between the U.S. federal income tax rate of 21% and the effective rate of 54% relates to the effect of tax credits and non-deductible compensation expense.

NOTE 9 OTHER OPERATING CHARGES
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 are reflected in the table below and described in the paragraphs following the table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reorganization expenses	$0.6	$0.1	$3.4	$0.1
Union settlement	—	—	6.6	—
Gain on divested assets	—	—	(1.4)	—
Directors' equity-based compensation expense (benefit)	1.9	—	2.1	(0.3)
Other	0.5	0.3	0.8	0.4
	$3.0	$0.4	$11.5	$0.1
2020
During the second quarter of 2020, we recorded  $3.0 million of expenses in "Other operating charges, net." The components of the expenses include:
•expenses of $0.6 million related to reorganization expenses (primarily related to corporate expenses), and
•expense of $1.9 million relating to directors' equity based compensation.

During the first quarter of 2020, we recorded $8.5 million of expenses in "Other operating charges, net." The components of the expenses include:
•expenses of $2.8 million related to reorganization expenses (primarily related to corporate expenses),

•expenses of $6.6 million associated with union settlement retroactive wage payments ($2.6 million associated with Consumer Products and $4.0 million associated with Paperboard segments),
•gain of $1.4 million associated with the Ladysmith Consumer Products facility sale escrow release, and
•expense of $0.2 million relating to directors' equity based compensation.
NOTE 10 NON-OPERATING INCOME (EXPENSE)
The components of “Non-operating expense” in the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 are reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$(11.5)	$(12.7)	$(23.7)	$(24.6)
Capitalized interest	—	2.0	—	5.4
Amortization of debt issuance costs	(0.5)	(0.4)	(1.1)	(0.9)
Interest income	—	0.3	—	0.7
Interest expense, net	(12.0)	(10.9)	(24.9)	(19.4)

Debt retirement costs	(1.0)	—	(1.0)	—
Non-operating pension and other postretirement employee benefits income (expense)	(2.0)	(1.5)	(3.8)	(2.8)
Total non-operating expense	$(14.9)	$(12.4)	$(29.6)	$(22.2)

NOTE 11 PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefit Plans	2020	2019	2020	2019
Service cost	$0.6	$0.7	$1.2	$1.2
Interest cost	2.6	3.1	5.2	6.2
Expected return on plan assets	(3.7)	(4.1)	(7.5)	(8.3)
Amortization of actuarial loss (gain)	2.5	1.8	5.0	3.7
Net periodic cost	$2.0	$1.4	$3.9	$2.9

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Employee Benefit Plans	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	$0.6	$0.8	$1.1	$1.4
Amortization of actuarial loss (gain)	—	—	—	(0.2)
Net periodic cost	$0.6	$0.8	$1.2	$1.2

We record the service component of net periodic cost (benefit) as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service components of net periodic cost (benefit) are recorded to "Other non-operating expense" on our Consolidated Statements of Operations. For the three and six months ended June 30, 2020, we recorded $0.4 million and $0.7 million to "Cost of sales" and $0.2 million and $0.5 million to "Selling, general, and administrative expenses". For the three and six months ended June 30, 2019, we recorded $0.4 million and $0.8 million to "Cost of sales" and $0.3 million and $0.5 million to "Selling, general, and administrative expenses".

NOTE 12 ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2018	$(83.0)	$15.7	$(67.3)
Amounts reclassified from accumulated other comprehensive loss	2.7	(0.1)	2.5
Other comprehensive income, net of tax	2.7	(0.1)	2.5
Balance at June 30, 2019	$(80.3)	$15.6	$(64.8)

Balance at December 31, 2019	$(67.8)	$8.3	$(59.5)
Amounts reclassified from accumulated other comprehensive loss	3.7	—	3.7
Other comprehensive income, net of tax	3.7	—	3.7
Balance at June 30, 2020	$(64.1)	$8.3	$(55.8)
NOTE 13 STOCKHOLDERS' EQUITY
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are granted according to time or performance vesting requirements. At June 30, 2020, approximately 1.3 million shares were available for future issuance under our current plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total stock-based compensation expense (selling, general and administrative and other operating charges, net)	$3.4	$1.2	$4.8	$2.1
Income tax benefit related to stock-based compensation	$0.9	$0.3	$1.3	$0.5
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$—	$—	$0.7	$0.4
At June 30, 2020, $12.2 million of compensation cost related to unvested restricted stock units, performance awards and stock options attributable to future service had not yet been recognized.
During the first six months ended June 30, 2020, we granted 371,267 restricted stock units (time vesting) at an average grant date fair value of $23.18 per share and 120,382 restricted stock units (performance vesting) at an average grant date fair value of $27.67.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Basic weighted-average common shares outstanding[1]	16,594	16,539	16,575	16,528
Incremental shares due to:
Stock-based awards	92	—	70	24
Diluted weighted-average common shares outstanding	16,686	16,539	16,644	16,552
1Basic weighted-average common shares outstanding includes restricted stock unit awards that are fully vested, but are deferred for future issuance.
Anti-dilutive shares excluded from the calculation were 0.7 million and 1.1 million for the three months ended June 30, 2020 and 2019 and 0.8 million and 1.0 million for the six months ended June 30, 2020 and 2019.

NOTE 15 SEGMENT INFORMATION
We operate in two segments: Consumer Products and Paperboard. Our business units have been aggregated into these two segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations are summarized below for each of these segments separately. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment net sales:
Consumer Products	$275.1	$224.3	$540.8	$447.7
Paperboard	205.4	227.7	417.6	433.1
Total segment net sales	$480.5	$452.0	$958.4	$880.8

Operating income (loss):
Consumer Products	$36.6	$(5.1)	$50.9	$(3.9)
Paperboard	32.2	33.6	58.7	63.0
Corporate	(17.6)	(12.7)	(31.1)	(29.3)
Other operating charges, net	(3.0)	(0.4)	(11.5)	(0.1)
Income from operations	$48.1	$15.3	$67.0	$29.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Major products:
Paperboard	$204.1	$226.2	$415.1	$429.2
Retail tissue	260.4	210.5	508.4	415.1
Non-retail tissue	10.2	12.3	24.1	30.7
Other	5.8	3.0	10.7	5.8
Total net sales	$480.5	$452.0	$958.4	$880.8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Impact of COVID-19 on Our Business
In response to the outbreak and business disruption caused by the novel coronavirus (COVID-19) pandemic, we are focused on two priorities - the health and safety of our employees and continuing to safely operate our facilities to meet the needs of our customers. We have implemented important health and safety measures across our facilities, including temperature checks, social distancing guidelines, sanitation practices, remote work for those whose jobs allow them to do so, and travel and visitor restrictions.
The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and may adversely affect our business. To date, our industry has been classified as essential by the Federal Government, through the Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA), and in each of the jurisdictions in which we operate, which enabled us to operate our facilities through the first six months of 2020. We do not expect there to be any changes in this designation and as a result, we do not anticipate having to curtail or cease our operations due to any governmental imposed shutdown.
Our company and our competitors have experienced a significant increase in demand for "at home" tissue products in the first six months of 2020 as a result of COVID-19. We expect that demand for tissue will normalize and will eventually return to pre-COVID-19 levels. Demand for paperboard products has also been affected by the COVID-19 pandemic, with increases in some end-market segments like food packaging and decreases in food service and commercial print.
The effects of the COVID-19 pandemic may negatively impact various aspects of our business including, but are not limited to:
•the ability of our suppliers to meet delivery requirements and commitments;
•disruptions to our supply chains;
•the ability of our employees to perform their work due to illness caused by the pandemic, the complete or partial closure of one or more of our manufacturing facilities, or local, state, or federal orders requiring employees to remain at home and ;
•disruptions or delays in the delivery of our products to customers;
•a decrease in demand for our products;
•disruptions in our manufacturing operations due to localized conditions;
•limitations on the ability of our customers to pay us on a timely basis; and
•negative impact on some of our customers due to challenging economic conditions.
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
Executive Summary
We recorded an increase of 6% in sales to $480.5 million for the three months ended June 30, 2020 compared to $452.0 million for the three months ended June 30, 2019. We recorded net income for the three months ended June 30, 2020 of $22.8 million, or $1.36 per diluted share, compared to net loss of $0.4 million or $0.03 per diluted share in the second quarter of 2019. We recorded Adjusted EBITDA for the three months ended June 30, 2020 of $79.0 million compared to $44.3 million reported in the second quarter of 2019.
We recorded an increase of 9% in sales to $958.4 million for the six months ended June 30, 2020 compared to $880.8 million in the six months ended June 30, 2019. We recorded net income for the six months ended June 30, 2020 of $33.1 million, or $1.99 per diluted share, compared to net income of $3.4 million or $0.21 per diluted share in the six months ended June 30, 2019. We recorded Adjusted EBITDA for the six months ended June 30, 2020 of $134.3 million compared to $84.1 million reported in the first six months of 2019.
The increase in sales, net income and Adjusted EBITDA for both the three and six month periods ended June 30, 2020 was primarily driven by a significantly higher sales volume for retail tissue as a result of the COVID-19 pandemic and increases in demand based upon new customer programs. Increased demand resulted in improved margins due to increased production that drove increased fixed cost absorption.
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
As of June 30, 2020, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$22.8	$(0.4)	$33.1	$3.4
Income tax provision	10.4	3.3	4.2	4.0
Interest expense, net	12.0	10.9	24.9	19.4
Depreciation and amortization expense	27.8	28.5	55.8	54.3
Other operating charges, net	3.0	0.4	11.5	0.1
Other non-operating expense	2.0	1.5	3.8	2.8
Debt retirement costs	1.0	—	1.0	—
Adjusted EBITDA	$79.0	$44.3	$134.3	$84.1

Consumer Products segment income	$36.6	$(5.1)	$50.9	$(3.9)
Depreciation and amortization	17.1	17.4	34.4	32.1
Adjusted EBITDA Consumer Products segment	$53.7	$12.3	$85.3	$28.2

Paperboard segment income	$32.2	$33.6	$58.7	$63.0
Depreciation and amortization	9.2	9.5	18.5	19.0
Adjusted EBITDA Paperboard segment	$41.4	$43.1	$77.2	$82.0

Corporate and other expense	$(17.6)	$(12.7)	$(31.1)	$(29.3)
Depreciation and amortization	1.5	1.6	3.0	3.2
Adjusted EBITDA Corporate and other	$(16.2)	$(11.1)	$(28.1)	$(26.1)

Consumer Products segment	$53.7	$12.3	$85.3	$28.2
Paperboard segment	41.4	43.1	77.2	82.0
Corporate and other	(16.2)	(11.1)	(28.1)	(26.1)
Adjusted EBITDA	$79.0	$44.3	$134.3	$84.1

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below. See Note 15 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.

Consumer Products

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per unit)	2020	2019	Increase (decrease)	2020	2019	Increase (decrease)
Sales:
Retail tissue	$260.4	$210.5	23.7%	$508.4	$415.1	22.5%
Non-retail tissue	10.2	12.3	(17.2)%	24.1	30.7	(21.6)%
Other	4.5	1.6	n.m.	8.3	1.9	n.m.
	$275.1	$224.3	22.6%	$540.8	$447.7	20.8%

Operating income (loss)	$36.6	$(5.1)	n.m.	$50.9	$(3.9)	n.m.
Operating margin	13.3%	(2.3)%		9.4%	(0.9)%

Adjusted EBITDA	$53.7	$12.3	337.8%	$85.3	$28.2	202.3%
Adjusted EBITDA margin	19.5%	5.5%		15.8%	6.3%

Shipments (short tons)
Retail	95,432	76,175	25.3%	186,223	149,531	24.5%
Non-retail	5,812	6,623	(12.2)%	14,814	16,889	(12.3)%
	101,244	82,798	22.3%	201,037	166,420	20.8%

Cases (in thousands)	16,016	12,488	28.3%	31,220	24,808	25.8%

Sales price (per short ton)
Retail	$2,729	$2,764	(1.3)%	$2,730	$2,776	(1.7)%
Non-retail	1,746	1,851	(5.7)%	1,626	1,819	(10.6)%
n.m. - not meaningful

Sales volumes increased in our Consumer Products segment for the three and six month periods ended June 30, 2020 compared to the same periods in the prior year due to significantly higher sales volume for retail tissue as a result of the COVID-19 pandemic and increases in demand based upon new customer programs which were implemented prior to the COVID-19 pandemic. Sales prices decreased slightly in our Consumer Products segment for the three and six month periods ended June 30, 2020 compared to the same periods in the prior year due primarily to changes in product mix. From a product perspective, we saw the largest increases in period to period bath tissue and napkin sales with smaller increases in paper towel and facial tissue. As a percentage of our Consumer Products segment, paper towel and bath tissue represent more than 80% of our business.
Overall, the increase in operating income and Adjusted EBITDA for the three and six month periods ended June 30, 2020 compared to the same periods in the prior year was driven by higher sales as noted above as well as improvement in margin due to increased production that drove increased fixed cost absorption. Additionally, we realized lower input costs, primarily in external pulp prices and freight costs.

Paperboard

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per ton amounts)	2020	2019	Increase (decrease)	2020	2019	Increase (decrease)
Sales:
Paperboard	$204.1	$226.2	(9.7)%	$415.1	$429.2	(3.3)%
Other	1.3	1.5	(12.4)%	2.5	3.9	(36.8)%
	$205.4	$227.7	(9.8)%	$417.6	$433.1	(3.6)%

Operating income	32.2	33.6	(4.2)%	58.7	63.0	(6.8)%
Operating margin	15.7%	14.8%		14.1%	14.5%

Adjusted EBITDA	$41.4	$43.1	(3.8)%	$77.2	$82.0	(5.9)%
Adjusted EBITDA margin	20.2%	18.9%		18.5%	18.9%

Shipments (short tons)	207,410	225,188	(7.9)%	418,706	428,022	(2.2)%
Sales price (per short tons)	$984	$1,004	(2.0)%	$991	$1,003	(1.2)%

Sales volumes decreased in our Paperboard segment for the three and six month periods ended June 30, 2020 compared to the same periods in the prior year due to impacts of COVID-19 which lead to a reduction in our commodity food service business offset by increases in our folding carton and coated cup business. Sales prices decreased in our Paperboard segment for the three and six month periods ended June 30, 2020 compared to the same periods in the prior year due to the impacts of price reductions reported by RISI in February 2020.
Overall, the slight decrease in operating income and Adjusted EBITDA for the three and six month periods ended June 30, 2020 as compared to the same periods in the prior year was driven by reduced sales offset by improved input costs, primarily consisting of natural gas, wood and pulp.
Corporate expenses
Corporate expenses for the three and six month periods ended June 30, 2020 were $17.6 million and $31.1 million and $12.7 million and $29.3 million in the same periods in the prior year. The increases for the three and six month periods ended June 30, 2020 compared to the same periods in the prior year were related to higher incentive pay due to improved results and increased costs associated with professional services. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 9 "Other operating charges" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
Interest expense
Interest expense for the three and six month periods ended June 30, 2020 were $1.1 million and $5.5 million higher compared to the same periods in the prior year due to lower capitalized interest due to the completion of our Shelby expansion in the latter portion of 2019. See Note 10 "Non-operating income (expense)" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are existing cash balances, cash generated by our operations and our ability to borrow under such credit facilities as we may have in effect from time to time. Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness (including by issuing new indebtedness subject to market conditions to refinance such outstanding indebtedness) or acquire assets or businesses that are complementary to our operations.
Operating Activities
Net cash flows provided by operating activities for the six months ended June 30, 2020 were $121.1 million compared to $14.7 million in the first six months of 2019. This increase was driven by increases in our net income and changes in working capital due to increased demand in our consumer products division which resulted in lower inventories. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2019.
Investing Activities
During the six months ended June 30, 2020, net cash flows used for investing activities was $17.8 million compared to $108.4 million in the prior year period. This decrease is primarily due to the completion of our Shelby expansion as well as the Lewiston pulp optimization project in late 2019. Included in "Other accrued liabilities" on our Consolidated Balance Sheets was $4.6 million and $28.7 million related to capital expenditures that had not yet been paid at June 30, 2020 and 2019.
Throughout 2020, we expect cash paid for capital expenditures to be approximately $45 to $50 million.
Financing Activities
Net cash flows used by financing activities were $76.5 million for the six months ended June 30, 2020 as compared to provided by financing activities of $113.0 million for the same period of 2019. The change was driven by improved operating results and lower capital expenditures, resulting in additional available cash to fund debt repayments in the first six months of 2020.
Credit Agreements
We must make mandatory prepayments of principal under the Term Loan Credit Agreement upon the occurrence of certain specified events, including based upon a percentage of annual Excess Cash Flow and Senior Secured Leverage Ratio as defined by the Term Loan Credit Agreement. There is uncertainty in the amount of Excess Cash Flow that we may generate during the current fiscal year, therefore, we are unable to estimate the mandatory prepayment under the Term Loan Credit Agreement that could be required at the time such payment is due in 2021. The $60 million prepayment of debt in the first six months of 2020 can offset the mandatory Excess Cash Flow amount. Amounts repaid or prepaid cannot be reborrowed. However, we may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, so long as our first lien secured leverage ratio does not exceed 2.00x to 1.00. At the end of the second quarter of 2020, our first lien secured ratio was 0.97x.
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
Both Credit Agreements contain certain customary representations, warranties, and affirmative and negative covenants. The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable when availability falls below $25 million.
At June 30, 2020, we were in compliance with all covenants in both of our credit agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our credit agreements. If we are unable to do so, it would be necessary to seek an amendment from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our Term Loan and ABL Credit Agreement. As of June 30, 2020, there were $239.3 million in borrowings outstanding under our credit agreements. The reference interest rate applied to borrowings under the Credit Agreements is adjusted, at our option, at one, two, three, or six month intervals for LIBOR-based borrowings (or daily in the case of alternative based rate borrowings). A one percentage point increase or decrease in interest rates, based on outstanding credit facilities' borrowings of $239.3 million, would have an approximate $2.4 million annual effect on interest expense.

ITEM 4.	Controls and Procedures
As of June 30, 2020, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
As has been widely reported in the media, companies like ours experienced a significant increase in demand for tissue and paperboard products in the first six months of 2020 as a result of the COVID-19 pandemic, particularly due to residential consumer purchasing behavior. The stocking up of tissue products by residential consumers during the pandemic will likely lead to a drop in regular purchasing as the pandemic, or concerns as to tissue shortages as a result of the pandemic, subside. We expect that residential consumer demand will flatten and that sales of tissue and paperboard products will eventually normalize in terms of annual volumes.
Nevertheless, our business, the businesses of our customers and the businesses of our suppliers could be materially and adversely affected by the impact and risks of the pandemic. Such risks include, but are not limited to, the following:
•the complete or partial closure of one or more of our manufacturing facilities;
•limitations on our ability to operate our business as a result of any federal, state or local regulations, including any changes to the designation of our business as “essential” by the US Department of Homeland Security;
•disruptions to international trade, or further restrictions or prohibitions on international travel, on which we rely to make our products (for example, an interruption in eucalyptus pulp from Brazil or lack of availability for spare parts or technical support from European suppliers of our production and converting equipment);
•a decrease in demand for our products as a result of a prolonged economic downturn or global recession (for example, during previous, extreme recessionary periods in the U.S., we experienced significant declines in demand for our paperboard used in folding carton, cup and liquid packaging applications);
•the interruption of our distribution system or delays in the delivery of our products;
•temporary or long-term disruption in our supply chains (for example, governmental restrictions on construction and the resulting decline in lumber production could result in a decline in the availability of wood residuals);
•volatility related to pension plan assets (for example, we may need to make additional contributions to address an increase in obligations and/or a loss in plan assets as a result of the combination of declining market interest rates and/or past or future plan asset investment losses);
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future;
•a decline in our ability to collect on accounts receivable, which could materially affect our liquidity;
•bankruptcy of customers that leads to a decrease in demand for our products;
•the loss of our management team and employee base that possess unique technical skills for the execution of our business plan; and
•an interruption in processing or an inability to process accounts payable by our third-party processor, which could result in our suppliers and vendors withholding supplies or services.

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

ITEM 2.	Unregistered Sale of Equity Securities
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.1	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan.

10.2	Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective May 1, 2020.

10.3	Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective May 1, 2020.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Incorporated by reference.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

August 4, 2020	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

August 4, 2020	By:	/s/ MICHAEL J. MURPHY
Michael J. Murphy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)