Form 10-Q
period 2020-09-30
Clearwater Paper Corp
filed 2020-11-03
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

The number of shares of common stock of the registrant outstanding as of November 1, 2020 was 16,573,246.

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

CLEARWATER PAPER CORPORATION

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$47.5	$20.0
Restricted cash	—	1.4
Receivables, net	179.5	159.4
Inventories	256.4	281.4
Other current assets	8.5	3.6
Total current assets	492.0	465.8
Property, plant and equipment, net	1,200.9	1,257.7
Operating lease right-of-use assets	66.0	73.1
Goodwill and intangible assets, net	49.6	52.0
Other assets, net	18.5	29.1
TOTAL ASSETS	$1,826.9	$1,877.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1.7	$17.9
Trade payables	140.5	158.2
Accrued compensation	50.1	45.0
Other accrued liabilities	47.3	59.3
Total current liabilities	239.6	280.4
Long-term debt	785.5	884.5
Long-term operating lease liabilities	57.3	65.6
Liability for pension and other postretirement employee benefits	73.2	76.6
Other long-term obligations	22.6	17.3
Deferred tax liabilities	152.5	121.3
TOTAL LIABILITIES	1,330.8	1,445.7
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,571,798 and 16,515,813 shares issued	—	—
Additional paid-in capital	13.9	9.8
Retained earnings	536.3	481.7
Accumulated other comprehensive loss, net of tax	(54.0)	(59.5)
TOTAL STOCKHOLDERS' EQUITY	496.2	432.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,826.9	$1,877.7
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per-share data)	2020	2019	2020	2019
Net sales	$457.4	$445.2	$1,415.8	$1,326.0
Costs and expenses:
Cost of sales	378.6	418.7	1,198.3	1,212.8
Selling, general and administrative expenses	29.3	27.0	89.4	83.9
Other operating charges, net	0.3	1.9	11.9	2.1
Total operating costs and expenses	408.2	447.6	1,299.6	1,298.7
Income (loss) from operations	49.2	(2.4)	116.2	27.2
Interest expense, net	(12.2)	(13.1)	(37.0)	(32.5)
Other non-operating expense	(1.9)	(1.4)	(5.7)	(4.3)
Debt retirement costs	(3.9)	(2.7)	(4.8)	(2.7)
Total non-operating expense	(17.9)	(17.2)	(47.5)	(39.5)
Income (loss) before income taxes	31.3	(19.7)	68.7	(12.2)
Income tax provision (benefit)	9.9	(8.7)	14.1	(4.7)
Net income (loss)	$21.4	$(11.0)	$54.5	$(7.6)

Net income (loss) per common share:
Basic	$1.29	$(0.66)	$3.29	$(0.46)
Diluted	1.28	(0.66)	3.27	(0.46)

Average shares of common stock used to compute net income (loss) per share: (in thousands)
Basic	16,595	16,539	16,581	16,531
Diluted	16,783	16,539	16,689	16,531

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$21.4	$(11.0)	$54.5	$(7.6)
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $0.6, $0.4, $1.9, $1.4	1.8	1.3	5.5	3.9
Other comprehensive income, net of tax	1.8	1.3	5.5	3.9
Comprehensive income (loss)	$23.2	$(9.7)	$60.0	$(3.7)

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21.4	$(11.0)	$54.5	$(7.6)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	27.7	32.0	83.5	86.3
Stock-based compensation expense	2.5	0.9	7.3	3.0
Deferred taxes	12.8	(11.2)	23.5	(6.0)
Pension and other postretirement employment benefits	0.9	0.7	2.9	1.0
Debt retirement costs	3.9	2.7	4.8	2.7
Gain on divested assets	—	—	(1.4)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	12.8	13.4	(5.7)	(12.5)
(Increase) decrease in inventory	(21.0)	4.0	25.0	(21.1)
(Increase) decrease in other current assets	0.6	0.6	(4.8)	(5.2)
Increase (decrease) in trade payables	4.1	(54.4)	(16.2)	(61.7)
Increase (decrease) in accrued compensation	(0.5)	0.1	5.1	(4.0)
Increase (decrease) in other accrued liabilities	(9.3)	(10.5)	(3.3)	5.8
Other, net	(0.1)	1.8	0.8	3.0
Net cash flows provided by (used in) operating activities	55.7	(31.0)	176.1	(16.2)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(9.7)	(17.4)	(27.5)	(125.8)
Net cash flows used in investing activities	(9.7)	(17.4)	(27.5)	(125.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of short-term debt	—	98.0	108.5	534.9
Repayments of short-term debt	—	(276.0)	(122.0)	(598.7)
Borrowings of long-term debt	275.0	296.1	275.0	296.1
Repayments of long-term debt	(317.6)	(101.7)	(379.0)	(101.7)
Payments for debt issuance costs	(4.3)	(1.8)	(4.3)	(1.8)
Other, net	0.2	(0.3)	(0.7)	(1.4)
Net cash flows provided by (used in) financing activities	(46.7)	14.3	(122.5)	127.4
Increase (decrease) in cash, cash equivalents and restricted cash	(0.6)	(34.0)	26.1	(14.7)
Cash, cash equivalents and restricted cash at beginning of period	49.2	44.3	22.4	24.9
Cash, cash equivalents and restricted cash at end of period	$48.6	$10.3	$48.6	$10.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$19.5	$22.4	$43.6	$38.8
Cash (received) paid for income taxes	$(4.7)	$0.3	$(6.9)	$2.0
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$47.5	$7.8	$47.5	$7.8
Restricted cash	—	1.4	—	1.4
Restricted cash included in Other assets, net	1.1	1.0	1.1	1.0
Total cash, cash equivalents and restricted cash	$48.6	$10.3	$48.6	$10.3
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2018	16,482	$—	$6.4	$487.3	$(67.3)	$426.4
Net income	—	—	—	3.8	—	3.8
Stock-based compensation expense	—	—	1.2	—	—	1.2
Issuance of shares under stock plans, net	33	—	(0.4)	—	—	(0.4)
Pension and other postretirement employee benefit plans, net of tax of $0.5	—	—	—	—	1.2	1.2
Balance at March 31, 2019	16,515	$—	$7.2	$491.2	$(66.1)	$432.2
Net loss	—	—	—	(0.4)	—	(0.4)
Stock-based compensation expense	—	—	1.2	—	—	1.2
Pension and other postretirement employee benefit plans, net of tax of $0.5	—	—	—	—	1.3	1.3
Balance at June 30, 2019	16,515	$—	$8.4	$490.8	$(64.8)	$434.4
Net loss	—	—	—	(11.0)	—	(11.0)
Stock-based compensation expense	—	—	0.5	—	—	0.5
Pension and other postretirement employee benefit plans, net of tax of $0.5	—	—	—	—	1.3	1.3
Balance at September 30, 2019	16,515	$—	$8.9	$479.8	$(63.5)	$425.1

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2019	16,515	$—	$9.8	$481.7	$(59.5)	$432.0
Net income	—	—	—	10.3	—	10.3
Stock-based compensation expense	—	—	1.3	—	—	1.3
Issuance of shares under stock plans, net	54	—	(0.7)	—	—	(0.7)
Pension and other postretirement employee benefit plans, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at March 31, 2020	16,569	$—	$10.4	$492.1	$(57.7)	$444.8
Net income	—	—	—	22.8	—	22.8
Stock-based compensation expense	—	—	1.4	—		1.4
Issuance of shares under stock plans, net	2	—	—	—	—	—
Pension and other postretirement employee benefit plans, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at June 30, 2020	16,571	$—	$11.8	$514.8	$(55.8)	$470.8
Net income	—	—	—	21.4	—	21.4
Stock-based compensation expense	—	—	2.2	—		2.2
Issuance of shares under stock plans, net	1	—	—	—	—	—
Pension and other postretirement employee benefit plans, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at September 30, 2020	16,571	$—	$13.9	$536.3	$(54.0)	$496.2

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
NOTE 2 RECENTLY ADOPTED AND NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
In March 2020, the SEC issued a final rule that amended the disclosure requirements under SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The final rule is based on the premise that the primary source of information that investors in guaranteed debt rely on is the consolidated financial statements of the parent company. The final rule replaces the previous requirement to provide separate condensed consolidating financial information of the guarantors. The final rule is effective for filings on or after January 4, 2021, and early adoption is permitted. We have elected to early adopt this rule which resulted in the removal of the supplemental guarantor financial information.
New Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU is applicable to our contracts that reference LIBOR. The amendments may be applied through December 31, 2022. We will apply this guidance to transactions and modifications of these arrangements going forward.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable or not material to our business.
NOTE 3 FAIR VALUE MEASUREMENTS
Carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.
The fair value of our debt is included in the following table:

	September 30, 2020	December 31, 2019
Term loan maturing 2026, variable interest rate	$197.8	$300.0
2013 Notes, maturing 2023, fixed interest rate	$—	$275.4
2014 Notes, maturing 2025, fixed interest rate	$312.8	$298.7
2020 Notes, maturing 2028, fixed interest rate	$275.7	$—

NOTE 4 RECEIVABLES
Receivables consist of:

	September 30, 2020	December 31, 2019
Trade accounts receivable	$162.2	$157.0
Allowance for current expected credit losses	(1.7)	(1.5)
Taxes receivable	17.7	0.3
Interest receivable	—	1.0
Other	1.3	2.6
	$179.5	$159.4
NOTE 5 INVENTORIES
Inventories consist of:

	September 30, 2020	December 31, 2019
Logs, pulpwood, chips and sawdust	$17.2	$19.4
Materials and supplies	94.9	93.1
Pulp, paperboard and tissue products	144.2	168.9
	$256.4	$281.4
NOTE 6 LEASES
We have operating leases for manufacturing, office, warehouse and distribution space, paperboard sheeting and chipping facilities, equipment and vehicles. We also have finance leases related to our North Carolina converting and manufacturing facilities, as well as for certain office and other equipment. Our leases have remaining lease terms from less than one to eleven years, and some of our leases include one or more options to renew.

The tables below present financial information associated with our leases.

Lease expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$4.0	$4.1	$11.8	$11.1
Finance lease costs:
Amortization of right-of-use assets	0.4	0.4	1.3	1.3
Interest on lease liabilities	0.4	0.5	1.3	1.4
Total finance lease costs	0.9	0.9	2.7	2.7
Variable lease costs	0.4	0.3	1.2	0.8
Total lease costs	$5.3	$5.2	$15.6	$14.6

Supplemental cash flow information	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.3	$12.6
Operating cash flows from finance leases	1.3	1.4
Financing cash flows from finance leases	1.2	1.0

Non-cash amounts for lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3.3	$1.0
Finance leases	0.3	0.5

Supplemental balance sheet information
	Classification	September 30, 2020	December 31, 2019
Lease ROU Assets
Operating lease assets	Operating lease right-of-use assets	$66.0	$73.1
Finance lease assets	Property, plant and equipment, net	26.7	26.5
Accumulated depreciation		(12.3)	(11.1)
Total lease ROU assets		$80.4	$88.5

Lease Liabilities
Current operating lease liabilities	Other accrued liabilities	$14.9	$13.9
Current finance lease liabilities	Short-term debt	1.7	1.4
Total current lease liabilities		16.5	15.3

Non-current operating lease liabilities	Long-term operating lease liabilities	57.3	65.6
Non-current finance lease liabilities	Long-term debt	19.5	20.6
Total non-current lease liabilities		76.8	86.2

Total operating lease liabilities		72.2	79.5
Total finance lease liabilities		21.2	22.0
Total lease liabilities		$93.4	$101.5

NOTE 7 DEBT
Long-term debt consists of:

		September 30, 2020			December 31, 2019
	Interest Rate at September 30, 2020	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Term loan maturing 2026, variable interest rate	3.19%	$199.3	$(3.0)	$196.2	$300.0	$(5.1)	$294.9
2013 Notes, maturing 2023, fixed interest rate	4.50%	—	—	—	275.0	(1.5)	273.5
2014 Notes, maturing 2025, fixed interest rate	5.37%	300.0	(1.2)	298.8	300.0	(1.5)	298.5
2020 Notes, maturing 2028, fixed interest rate	4.75%	275.0	(3.9)	271.1	—	—	—
ABL Credit Agreement, variable interest rate	3.50%	—	—	—	13.5	—	13.5
Finance leases		21.2	—	21.2	22.0	—	22.0
Total debt		795.4	(8.2)	787.2	910.5	(8.1)	902.4
Less: current portion		(1.7)	—	(1.7)	(17.9)	—	(17.9)
Net long-term portion		$793.7	$(8.2)	$785.5	$892.6	$(8.1)	$884.5

At September 30, 2020, we were in compliance with covenants in our various credit agreements. The maturity of our Term Loan Agreement is subject to the refinancing of our 2014 Notes. If the 2014 Notes are not refinanced 91 days before their maturity, the Term Loan Credit Agreement will become due.
During the third quarter of 2020, in connection with the issuance of the 2020 Notes, we redeemed the 2013 Notes in full. This redemption resulted in a loss on early debt extinguishment of $3.2 million consisting of $1.2 million related to the write off unamortized debt cost along with the premium on debt redemption of $2.1 million.
Term Loan Credit Agreement
The Term Loan Credit Agreement matures on July 26, 2026. We are required to repay the aggregate outstanding principal amount in quarterly installments in an aggregate amount for each such date equal to the aggregate principal amount of the initial loan amount (as such amount may be adjusted pursuant to the prepayment provisions of the Term Loan Credit Agreement) multiplied by 0.25%. Through the third quarter of 2020, we have made voluntary prepayments of $100 million. These prepayments were applied against our quarterly required installments through 2026. In connection with the voluntary repayments, we recorded $1.6 million in early debt extinguishment related to the write off of associated deferred debt fees.
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
We may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed (1) $100 million, plus (2) the amount of all voluntary prepayments of the Term Loan Credit Agreement (other than prepayments funded with long-term indebtedness), plus (3) an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien secured leverage ratio would not exceed 2.00x to 1.00x. At September 30, 2020 our pro forma first lien secured ratio was 0.65x. Under the Term Loan Credit Agreement, loans generally may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin. When our leverage ratio is (i) less than or equal to 4.25 to 1.00, the margin is 3.00% per annum in the case of LIBOR loans and of 2.00% per annum in the case of annual base rate loans and (ii) greater than 4.25 to 1.00, the margin is 3.25% per annum in the case of LIBOR loans and of 2.25% per annum in the case of annual base rate loans. At September 30, 2020, our leverage ratio was 2.80x and therefore our applicable margin on LIBOR loans was 3.00%.
ABL Credit Agreement
The ABL Credit Agreement matures on July 26, 2024 and includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheet as of September 30, 2020, our borrowings supported up to $234.2 million availability under the line of which no borrowings were outstanding and $4.4 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions.
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when unused availability falls below $25 million. As of September 30, 2020, our fixed charge coverage ratio was approximately 4.31x which included the impact of our voluntary debt prepayments. Our ability to utilize our ABL Credit Agreement could be limited in the future by our bond indentures which have limitations on liens.
2020 Notes
In 2020, we issued $275 million aggregate principal amount of senior notes (2020 Notes) due August 2028 with an interest rate of 4.75%.
The Notes are unsecured and effectively subordinated to all of the Company’s existing and future secured debt, including borrowings under its existing credit facilities. The Notes are guaranteed on an unsecured basis by each of the Company’s existing direct and indirect domestic subsidiaries, and will be guaranteed by each of the Company’s future direct and indirect domestic subsidiaries, subject to certain exceptions. If the Company is unable to make payments on the Notes when they are due, each Guarantor is obligated to make such payments.
The Indenture contains covenants that, among other things, limit our ability and the ability of any of our subsidiaries to (i) enter into sale leaseback transactions, (ii) incur liens and (iii) consolidate, merge or sell all or substantially all of our assets. In addition, the Indenture requires, among other things, we provide certain reports to holders of the Notes. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indenture.
We may redeem all or a portion of the 2020 notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2020 Notes upon the sale of certain assets and upon a change in control.

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

For the nine months ended September 30, 2020, our income tax expense reflects an effective rate of 21% as compared to an effective rate of 38% in the comparable period of 2019. For the first nine months of 2020, the effective rate of 21% approximated the U.S. statutory tax rate. In this period, we recognized a $7.0 million benefit from the provisions of the Coronavirus Aid, Relief, and Economic Security Act. For the nine months ended September 30, 2019, the primary differences between the U.S. federal statutory rate of 21% and the effective rate of 38% relates to the effect of tax credits and state tax rate changes.

NOTE 9 OTHER OPERATING CHARGES
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 are reflected in the table below and described in the paragraphs following the table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reorganization expenses	$—	$0.9	$3.4	$1.0
Union settlement	—	—	6.6	—
Gain on divested assets	—	—	(1.4)	—
Directors' equity-based compensation expense (benefit)	0.3	0.4	2.5	0.1
Other	—	0.6	0.8	1.0
	$0.3	$1.9	$11.9	$2.1
2020
During the third quarter of 2020, we recorded  $0.3 million of expenses in "Other operating charges, net." The component of the expense includes:
•expense of $0.3 million relating to directors' equity based compensation.

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

NOTE 10 NON-OPERATING INCOME (EXPENSE)
The components of “Non-operating expense” in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 are reflected in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$(11.7)	$(12.8)	$(35.4)	$(37.4)
Capitalized interest	—	0.3	—	5.7
Amortization of debt issuance costs	(0.5)	(0.5)	(1.7)	(1.5)
Interest income	—	—	—	0.7
Interest expense, net	(12.2)	(13.1)	(37.0)	(32.5)

Debt retirement costs	(3.9)	(2.7)	(4.8)	(2.7)
Non-operating pension and other postretirement employee benefits expense	(1.9)	(1.4)	(5.7)	(4.3)
Total non-operating expense	$(17.9)	$(17.2)	$(47.5)	$(39.5)

NOTE 11 PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefit Plans	2020	2019	2020	2019
Service cost	$0.5	$0.6	$1.7	$1.8
Interest cost	2.6	3.1	7.8	9.3
Expected return on plan assets	(3.8)	(4.1)	(11.3)	(12.4)
Amortization of actuarial loss	2.4	1.8	7.4	5.5
Net periodic cost	$1.7	$1.4	$5.6	$4.3

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Employee Benefit Plans	2020	2019	2020	2019
Service cost	$—	$—	$0.1	$0.1
Interest cost	$0.6	$0.7	$1.8	$2.1
Amortization of actuarial loss (gain)	—	(0.1)	—	(0.3)
Net periodic cost	$0.7	$0.6	$1.8	$1.9

We record the service component of net periodic cost (benefit) as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service components of net periodic cost (benefit) are recorded to "Other non-operating expense" on our Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, we recorded $0.3 million and $1.1 million to "Cost of sales" and $0.2 million and $0.7 million to "Selling, general, and administrative expenses". For the three and nine months ended September 30, 2019, we recorded $0.4 million and $1.1 million to "Cost of sales" and $0.3 million and $0.8 million to "Selling, general, and administrative expenses".
NOTE 12 ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2018	$(83.0)	$15.7	$(67.3)
Amounts reclassified from accumulated other comprehensive loss	4.1	(0.2)	3.9
Other comprehensive income, net of tax	4.1	(0.2)	3.9
Balance at September 30, 2019	$(79.0)	$15.5	$(63.5)

Balance at December 31, 2019	$(67.8)	$8.3	$(59.5)
Amounts reclassified from accumulated other comprehensive loss	5.5	—	5.5
Other comprehensive income, net of tax	5.5	—	5.5
Balance at September 30, 2020	$(62.4)	$8.3	$(54.0)
NOTE 13 STOCKHOLDERS' EQUITY
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are granted according to time or performance vesting requirements. At September 30, 2020, approximately 1.3 million shares were available for future issuance under our current plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total stock-based compensation expense (selling, general and administrative and other operating charges, net)	$2.5	$0.9	$7.3	$3.0
Income tax benefit related to stock-based compensation	$0.6	$0.2	$1.9	$0.8
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$—	$—	$0.7	$0.4

At September 30, 2020, $12.7 million of compensation cost related to unvested restricted stock units, performance awards and stock options attributable to future service had not yet been recognized.
During the first nine months ended September 30, 2020, we granted 377,822 restricted stock units (time vesting) at an average grant date fair value of $23.46 per share and 120,382 restricted stock units (performance vesting) at an average grant date fair value of $27.67.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Basic weighted-average common shares outstanding[1]	16,595	16,539	16,581	16,531
Incremental shares due to:
Stock-based awards	188	—	107	—
Diluted weighted-average common shares outstanding	16,783	16,539	16,689	16,531
1Basic weighted-average common shares outstanding includes restricted stock unit awards that are fully vested, but are deferred for future issuance.
Anti-dilutive shares excluded from the calculation were 0.4 million and 1.1 million for the three months ended September 30, 2020 and 2019 and 0.6 million and 1.0 million for the nine months ended September 30, 2020 and 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment net sales:
Consumer Products	$248.3	$228.5	$789.1	$676.2
Paperboard	209.1	216.6	626.6	649.7
Total segment net sales	$457.4	$445.2	$1,415.8	$1,326.0

Operating income (loss):
Consumer Products	$31.3	$(4.4)	$82.1	$(8.3)
Paperboard	32.8	17.1	91.6	80.1
Corporate	(14.6)	(13.2)	(45.6)	(42.5)
Other operating charges, net	(0.3)	(1.9)	(11.9)	(2.1)
Income (loss) from operations	$49.2	$(2.4)	$116.2	$27.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Major products:
Paperboard	$208.0	$215.4	$623.1	$644.6
Retail tissue	238.6	215.3	747.1	630.4
Non-retail tissue	6.9	12.4	31.0	43.2
Other	3.9	2.1	14.6	7.9
Total net sales	$457.4	$445.2	$1,415.8	$1,326.0

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Impact of COVID-19 on Our Business
In response to the outbreak and business disruption caused by the novel coronavirus (COVID-19) pandemic, we are focused on two priorities - the health and safety of our employees and continuing to safely operate our facilities to meet the needs of our customers. We have implemented important health and safety measures across our facilities, including temperature checks, social distancing guidelines, quarantine protocols, sanitation practices, remote work for those whose jobs allow them to do so, and travel and visitor restrictions.
The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and may adversely affect our business. To date, our industry has been classified as essential by the Federal Government, through the Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA), and in each of the jurisdictions in which we operate, which enabled us to operate our facilities through the first nine months of 2020. We do not expect there to be any changes in this designation and as a result, we do not anticipate having to curtail or cease our operations due to any governmental imposed shutdown.
Our company and our competitors have experienced a significant increase in demand for "at home" tissue products in the first nine months of 2020 as a result of COVID-19. We expect that demand for tissue will normalize and will eventually return to pre-COVID-19 levels. Demand for paperboard products has also been affected by the COVID-19 pandemic, with increases in some end-market segments like food packaging and decreases in food service and commercial print.
The effects of the COVID-19 pandemic may negatively impact various aspects of our business including, but not limited to:
•the ability of our suppliers to meet delivery requirements and commitments;
•disruptions to our supply chains;
•the ability of our employees to perform their work due to illness caused by the pandemic, the complete or partial closure of one or more of our manufacturing facilities, or local, state, or federal orders requiring employees to remain at home and;
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
Executive Summary
We recorded an increase of 3% in net sales to $457.4 million for the three months ended September 30, 2020 compared to $445.2 million for the three months ended September 30, 2019. We recorded net income for the three months ended September 30, 2020 of $21.4 million, or $1.28 per diluted share, compared to net loss of $11.0 million or $0.66 per diluted share in the third quarter of 2019. We recorded Adjusted EBITDA for the three months ended September 30, 2020 of $77.2 million compared to $31.5 million in the third quarter of 2019.
We recorded an increase of 7% in net sales to $1.4 billion for the nine months ended September 30, 2020 compared to $1.3 billion in the nine months ended September 30, 2019. We recorded net income for the nine months ended September 30, 2020 of $54.5 million, or $3.27 per diluted share, compared to net loss of $7.6 million or $0.46 per diluted share in the nine months ended September 30, 2019. We recorded Adjusted EBITDA for the nine months ended September 30, 2020 of $211.6 million compared to $115.6 million in the first nine months of 2019.
The increase in net sales, net income and Adjusted EBITDA for both the three and nine month periods ended September 30, 2020 was primarily driven by a significantly higher sales volume for retail tissue as a result of the COVID-19 pandemic. Increased demand resulted in increased production which in turn drove increased fixed cost absorption and improved margins. Each period also benefited on a comparative basis due to the absence of major maintenance in our pulp operations.
See discussion on segment level results regarding net sales, operating results and Adjusted EBITDA in “Our Operating Results” below.
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
As of September 30, 2020, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

NON-GAAP MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose overall and segment earnings (loss) from operations before interest expense, net, non-operating pension and other postretirement benefit costs, taxes, depreciation and amortization, goodwill impairment, other operating charges, net, and debt retirement costs as Adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$21.4	$(11.0)	$54.5	$(7.6)
Income tax provision	9.9	(8.7)	14.1	(4.7)
Interest expense, net	12.2	13.1	37.0	32.5
Depreciation and amortization expense	27.7	32.0	83.5	86.3
Other operating charges, net	0.3	1.9	11.9	2.1
Other non-operating expense	1.9	1.4	5.7	4.3
Debt retirement costs	3.9	2.7	4.8	2.7
Adjusted EBITDA	$77.2	$31.5	$211.6	$115.6

Consumer Products segment income (loss)	$31.3	$(4.4)	$82.1	$(8.3)
Depreciation and amortization	17.1	19.0	51.4	51.2
Adjusted EBITDA Consumer Products segment	$48.3	$14.6	$133.6	$42.9

Paperboard segment income	$32.8	$17.1	$91.6	$80.1
Depreciation and amortization	9.2	11.2	27.6	30.1
Adjusted EBITDA Paperboard segment	$42.0	$28.3	$119.2	$110.2

Corporate and other expense	$(14.6)	$(13.2)	$(45.6)	$(42.5)
Depreciation and amortization	1.5	1.8	4.4	5.0
Adjusted EBITDA Corporate and other	$(13.1)	$(11.4)	$(41.2)	$(37.5)

Consumer Products segment	$48.3	$14.6	$133.6	$42.9
Paperboard segment	42.0	28.3	119.2	110.2
Corporate and other	(13.1)	(11.4)	(41.2)	(37.5)
Adjusted EBITDA	$77.2	$31.5	$211.6	$115.6

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below. See Note 15 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.

Consumer Products

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per unit)	2020	2019	Increase (decrease)	2020	2019	Increase (decrease)
Sales:
Retail tissue	$238.6	$215.3	10.9%	$747.1	$630.4	18.5%
Non-retail tissue	6.9	12.4	(44.3)%	31.0	43.2	(28.2)%
Other	2.8	0.9	n.m.	11.0	2.7	n.m.
	$248.3	$228.5	8.7%	$789.1	$676.2	16.7%

Operating income (loss)	$31.3	$(4.4)	n.m.	$82.1	$(8.3)	n.m.
Operating margin	12.6%	(1.9)%		10.4%	(1.2)%

Adjusted EBITDA	$48.3	$14.6	230.8%	$133.6	$42.9	211.3%
Adjusted EBITDA margin	19.5%	6.4%		16.9%	6.3%

Shipments (short tons)
Retail	86,292	79,526	8.5%	272,515	229,057	19.0%
Non-retail	3,799	6,882	(44.8)%	18,613	23,771	(21.7)%
	90,091	86,408	4.3%	291,128	252,828	15.1%

Cases (in thousands)	14,507	13,162	10.2%	45,727	37,970	20.4%

Sales price (per short ton)
Retail	$2,766	$2,707	2.2%	$2,741	$2,752	(0.4)%
Non-retail	1,820	1,805	0.8%	1,665	1,815	(8.3)%
n.m. - not meaningful

Sales volumes increased in our Consumer Products segment for the three and nine month periods ended September 30, 2020 compared to the same periods in the prior year due to significantly higher sales volume for retail tissue as a result of the COVID-19 pandemic and increases in demand based upon new customer programs which were implemented prior to the COVID-19 pandemic. Sales prices changed in our Consumer Products segment for the three and nine month periods ended September 30, 2020 compared to the same periods in the prior year due primarily to changes in product mix. From a product perspective, in the third quarter of 2020 compared to the third quarter of 2019, we saw the largest increases in bath tissue and paper towels and for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, we saw the largest increases in bath tissue. As a percentage of our Consumer Products segment, paper towel and bath tissue represent more than 80% of our business. Due to the COVID-19 pandemic, we have seen a significant reduction in our non-retail business due to the COVID-19 pandemic which is primarily driven by away-from-home products.
Overall, the increase in operating income and Adjusted EBITDA for the three and nine month periods ended September 30, 2020 compared to the same periods in the prior year was driven by higher sales as noted above as well as improvement in margin due to increased production that drove increased fixed cost absorption. Additionally, we realized lower input costs, primarily in external pulp prices and freight costs.

Paperboard

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per ton amounts)	2020	2019	Increase (decrease)	2020	2019	Increase (decrease)
Sales:
Paperboard	$208.0	$215.4	(3.4)%	$623.1	$644.6	(3.3)%
Other	1.1	1.3	(13.5)%	3.6	5.2	(31.1)%
	$209.1	$216.6	(3.5)%	$626.6	$649.7	(3.6)%

Operating income	32.8	17.1	92.1%	91.6	80.1	14.3%
Operating margin	15.7%	7.9%		14.6%	12.3%

Adjusted EBITDA	$42.0	$28.3	48.6%	$119.2	$110.2	8.1%
Adjusted EBITDA margin	20.1%	13.0%		19.0%	17.0%

Shipments (short tons)	211,820	214,537	(1.3)%	630,526	642,559	(1.9)%
Sales price (per short ton)	$982	$1,004	(2.2)%	$988	$1,003	(1.5)%

Sales volumes decreased in our Paperboard segment for the three and nine month periods ended September 30, 2020 compared to the same periods in the prior year due to impacts of COVID-19 which led to a reduction in our commodity food service business offset by increases in our folding carton and coated cup business. Sales prices decreased in our Paperboard segment for the three and nine month periods ended September 30, 2020 compared to the same periods in the prior year due to the impacts of price reductions. During the third quarter of 2019, the Paperboard division completed its planned major maintenance which resulted in higher operating costs during that quarter.
Overall, the increase in operating income and Adjusted EBITDA for the three and nine month periods ended September 30, 2020 as compared to the same periods in the prior year was driven by reduced sales offset by improved input costs, primarily consisting of natural gas, wood and pulp and absence of planned major maintenance during the quarter and nine months ended September 30, 2020.
Corporate expenses
Corporate expenses for the three and nine month periods ended September 30, 2020 were $14.6 million and $45.6 million compared to $13.2 million and $42.5 million in the same periods in the prior year. The increases for the three and nine month periods ended September 30, 2020 were related to higher incentive pay due to improved results and increased costs associated with professional services. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 9 "Other operating charges" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
Interest expense
Interest expense for the three month period ended September 30, 2020 compared to the same period in the prior year was $0.9 million lower due to lower debt outstanding. Interest expense for the nine months ended September 30, 2020 compared to the same period in the prior year was $4.6 million higher due to lower capitalized interest due to the completion of our Shelby expansion in the latter portion of 2019. See Note 10 "Non-operating income (expense)" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.

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
Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2020 were $176.1 million compared to a use of cash of $16.2 million in the first nine months of 2019. This increase was driven by increases in our net income and changes in working capital due to increased demand in our consumer products division which resulted in lower inventories. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2019.
Investing Activities
During the nine months ended September 30, 2020, net cash flows used in investing activities was $27.5 million compared to $125.8 million in the prior year period. This decrease is primarily due to the completion of our Shelby expansion in late 2019. Included in "Other accrued liabilities" on our Consolidated Balance Sheets was $4.6 million and $28.7 million related to capital expenditures that had not yet been paid at September 30, 2020 and 2019.
Throughout 2020, we expect cash paid for capital expenditures to be at or below $45 million.
Financing Activities
Net cash flows used by financing activities were $122.5 million for the nine months ended September 30, 2020 as compared to cash provided by financing activities of $127.4 million for the same period of 2019. The change was driven by improved operating results and lower capital expenditures, resulting in additional available cash to fund debt repayments in the first nine months of 2020.
Credit Agreements
We must make mandatory prepayments of principal under the Term Loan Credit Agreement upon the occurrence of certain specified events, including based upon a percentage of annual Excess Cash Flow and Senior Secured Leverage Ratio as defined by the Term Loan Credit Agreement. There is uncertainty in the amount of Excess Cash Flow that we may generate during the current fiscal year, therefore, we are unable to estimate the mandatory prepayment under the Term Loan Credit Agreement that could be required at the time such payment is due in 2021. The $100 million prepayment of principal under the Term Loan Credit Agreement in the first nine months of 2020 will offset the mandatory prepayment that would otherwise be required on account of the existence of Excess Cash Flow. As long as the Senior Secured Leverage Ratio on the last day of the fiscal year is below 1.50x, we are not subject to an excess cash flow repayment. Amounts repaid or prepaid cannot be reborrowed. However, we may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, so long as our first lien secured leverage ratio does not exceed 2.00x to 1.00. At the end of the third quarter of 2020, our first lien secured ratio was 0.65x.
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
At September 30, 2020, we were in compliance with all covenants in both of our credit agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our credit agreements. If we are unable to do so, it would be necessary to seek an amendment from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our Term Loan Credit Agreement and ABL Credit Agreement. As of September 30, 2020, there were $199.3 million in borrowings outstanding under our credit agreements. The reference interest rate applied to borrowings under the Credit Agreements is adjusted, at our option, at one, two, three, or six month intervals for LIBOR-based borrowings (or daily in the case of alternative based rate borrowings). A one percentage point increase or decrease in interest rates, based on outstanding credit facilities' borrowings of $199.3 million, would have an approximate $2.0 million annual effect on interest expense.

ITEM 4.	Controls and Procedures
As of September 30, 2020, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has adversely impacted global economic activity and has contributed to volatility and negative pressure in financial markets.
As has been widely reported in the media, companies like ours experienced a significant increase in demand for tissue products in the first nine months of 2020 as a result of the COVID-19 pandemic, particularly due to residential consumer purchasing behavior. The stocking up of tissue products by residential consumers during the pandemic will likely lead to a drop in regular purchasing as the pandemic, or concerns as to tissue shortages as a result of the pandemic, subside. We expect that residential consumer demand will flatten and that sales of tissue products will eventually normalize in terms of annual volumes.
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
4.1
Indenture, dated as of August 18, 2020, by and among Clearwater Paper Corporation, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on August 18, 2020).

4.2	Form of 4.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on August 18, 2020).

10.1	First Amendment to ABL Credit Agreement, dated as of August 7, 2020 by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation

31	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

November 3, 2020	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

November 3, 2020	By:	/s/ MICHAEL J. MURPHY
Michael J. Murphy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)