Form 10-K
period 2020-12-31
Clearwater Paper Corp
filed 2021-02-25
CIK 1441236

`UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates was $596.7 million.
As of February 23, 2021, 16,604,718 shares of common stock were outstanding.
__________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2021 Annual Meeting of Stockholders to be held on May 17, 2021 are incorporated by reference in Part III of this Form 10-K.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the impact of COVID-19 on our operations; production quality and quantity, our strengths and related benefits; our strategy; competitive market conditions; raw materials and input usage and costs, including energy costs and usage; selling, general and administrative cost reduction benefits; strategic projects and related costs and benefits; energy conservation; cash flows; capital expenditures; return on investment from capital projects; compliance with our loan and financing agreements; tax rates; operating costs; selling, general and administrative expenses; timing of and costs related to major maintenance, construction, and repairs; liquidity; benefit plan funding levels; stockholder equity; capitalized interest; and interest expenses. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:
•impact of the COVID-19 pandemic on our operations, our suppliers' operations and our customer demand;
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
•larger competitors having operational, financial and other advantages;
•customer acceptance and timing and quantity of purchases of our tissue products, including the existence of sufficient demand for and the quality of tissue produced by our expanded Shelby, North Carolina operations;
•consolidation and vertical integration of converting operations in the paperboard industry;
•our ability to successfully implement our operational efficiencies and cost savings strategies, along with related capital projects;
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
•our substantial indebtedness and ability to service our debt obligations and restrictions on our business from debt covenants and terms;
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
ABOUT THIRD PARTY INFORMATION
In this annual report on Form 10-K, we rely on and refer to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources, and other third parties. Although we believe the information is reliable, we cannot guarantee the accuracy or completeness of the information and have not independently verified.

ITEM 1.	Business
GENERAL
We are a manufacturer and premier supplier of quality consumer tissue, parent roll tissue and bleached paperboard. We supply private label tissue to major retailers, including grocery, drug, mass merchants and discount stores. In addition, we produce and supply bleached paperboard to quality-conscious printers and packaging converters, and offer services that include custom sheeting, slitting and cutting.
STRATEGY
Our long-term strategy is to expand our business to meet the needs of our customers and optimize the profitability of both our Consumer Products and our Pulp and Paperboard businesses. In the near-term, our focus is on reducing debt, optimizing our installed capital projects and improving the operating and cost effectiveness of both segments of our company.
ORGANIZATION
Our business is organized into two operating segments: Consumer Products and Pulp and Paperboard. Sales for these businesses for the last three years are included in the table below:

	Year Ended December 31,			Increase (decrease)
(In millions)	2020	2019	2018	2020 - 2019	2019 - 2018
Consumer Products	$1,032.7	$906.8	$884.8	13.9%	2.5%
Pulp and Paperboard	835.9	854.7	839.4	(2.2)%	1.8%
	$1,868.6	$1,761.5	$1,724.2	6.1%	2.2%
Consumer Products Segment
Our Consumer Products segment sells and produces a complete line of at-home tissue products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers. We also sell minor amounts of non-retail products including away from home (AFH) products, parent rolls and contract manufacturing and minor amounts of pulp.
Our Consumer Products Business
We believe that we are the only U.S. consumer tissue manufacturer that solely produces a full line of quality private label tissue products for large retail trade channels with a national footprint. We believe we are able to offer products that match the quality of leading national brands, but generally at lower prices. We utilize independent companies to routinely test our product quality.
In bath tissue, the majority of our sales are high quality two-ply ultra and premium products. In paper towels, we produce and sell ultra quality towels as well as premium and value towels. In the facial category, we sell ultra-lotion three-ply and a complete line of two-ply premium products, as well as value facial tissue. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. Value grade products utilizing recycled fiber are also produced for customers who wish to further diversify their product portfolio. We compete primarily in the at-home portion of the U.S. tissue market, which made up approximately 94% of our Consumer Products segment sales in 2020.
We sell private label tissue products through our own sales force and compete based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management and pricing and promotion optimization.
Pulp and Paperboard Segment
Our Pulp and Paperboard segment markets and manufactures bleached paperboard for the high-end segment of the packaging industry and is a leading producer of Solid Bleached Sulfate (SBS) paperboard. This segment produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products or transferred to our Consumer Products business.

Our Pulp and Paperboard Business
We believe we are one of the four largest producers of bleached paperboard in North America with approximately 15% of the available production capacity in 2020. We also provide custom sheeting, slitting and cutting of paperboard products.
Our paperboard production consists of folding carton, liquid packaging, cup and plate products, blister and carded packaging, top sheet and commercial printing grades and softwood pulp.
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
Our liquid packaging paperboard is known for its cleanliness and print ability, and is engineered for long-lived performance due to its three-ply, softwood construction. Our reputation for producing liquid packaging meets the most demanding standards for paperboard quality and cleanliness, where consumers have a particular tendency to associate blemish-free, vibrant packaging with the cleanliness, quality and freshness of the liquids contained inside.
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
We utilize various methods for the sale and distribution of our paperboard. The majority of our paperboard is sold to packaging converters in North America through sales managers located throughout the United States, with a smaller percentage channeled through distribution to commercial printers. We directly sell sheeted paperboard products to folding carton converters, merchants and commercial printers. Our principal methods of competing are product quality, customer service and price.
INPUT COSTS
Raw Materials
Wood fiber is our principal raw material, which consists of chips, sawdust and logs. We own and operate a wood chipping facility which we believe bolsters our wood fiber position and provides short-term and long-term cost savings.
Additionally, we procure a portion of our pulp requirements. Annually, we purchase approximately 330,000 short tons of pulp, the majority of which is bleached hardwood pulp, on the open market through long-term contracts or market transactions.  The Pulp and Paperboard segment purchases approximately 55,000 short tons and the Consumer Products segment purchases approximately 275,000 short tons.  The remaining pulp needs for our Consumer Products segment are supplied internally by the Pulp and Paperboard segment.
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
GOVERNMENTAL
For a discussion of the uncertainties and business risks associated with the environmental regulations, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business Operations and the Markets in Which We Operate — We are subject to significant environmental regulations and environmental compliance expenditures, which could increase our costs and subject us to liabilities" including information regarding environmental matters under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, and which is incorporated herein by reference.
WEBSITE
Interested parties may access our periodic and current reports filed with the SEC, at no charge, by visiting our website, www.clearwaterpaper.com. In the menu select “Investor Relations,” then select “Financial Information & SEC Filings.” Information on our website is not part of this report.
HUMAN CAPITAL
The COVID-19 pandemic continues to impact lives and businesses around the world. We have taken proactive steps to help protect the health and safety of our employees and maintain business continuity. A vast majority of our office workers continue to telecommute. Within our production and office areas we have established several safety protocols, including face covering and physical distance requirements, enhanced cleaning, encouraging daily self-health checks, temperature screening stations, and access to virtual primary care physicians at no additional cost. We are also actively planning for the time when COVID-19 vaccines will be available for our employees.
We believe that a sustained commitment to diversity, equity and inclusion makes us a stronger organization. We are dedicated to fostering and sustaining an environment where our teammates who stand beside us and work with us are valued for their unique backgrounds, knowledge, skills and experiences.
To attract and retain the best-qualified talent, we offer competitive benefits, including market-competitive compensation, healthcare, paid time off, parental leave, retirement benefits, tuition assistance, employee skills development and leadership development.
Safety, quality, and integrity are at the core of how Clearwater Paper operates. We aspire to achieve zero workplace injuries and provide a safe, open, and accountable work environment for our employees. We provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations. We address employee concerns and take appropriate actions that uphold our Clearwater Paper values.
As of December 31, 2020, we had approximately 3,340 employees, of which approximately 1,524 of our workforce was covered under collective bargaining agreements. Unions represent hourly employees at three of our manufacturing sites. For a discussion of the uncertainties and business risks associated with employee relations, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business Operations and the Markets in Which We Operate — Our business and financial performance may be harmed by future labor disruptions."

ITEM 1A.	Risk Factors
Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.
RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE
The COVID-19 pandemic may adversely affect our operations and financial condition.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility in financial markets.
In the domestic paperboard and tissue markets in 2020, the COVID-19 pandemic resulted in significant variability. As has been widely reported in the media, companies like ours experienced a significant increase in demand for tissue products during 2020 as a result of the pandemic, particularly due to residential consumer purchasing behavior. Demand for paperboard products was also affected by the COVID-19 pandemic, with increases in some end-market segments like food packaging and decreases in food service and commercial print.
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
•limitations on our ability to operate our business as a result of any federal, state or local regulations;
•disruptions to international trade, or further restrictions or prohibitions on international travel, on which we rely to make our products (for example, an interruption in eucalyptus pulp from Brazil or lack of availability for spare parts or technical support from European suppliers of our production and converting equipment);
•variability in demand for our products, including inability to meet a sharp increase in demand, a decrease in demand for our products as a result of a prolonged economic downturn or global recession (for example, during previous, extreme recessionary periods in the U.S., we experienced significant declines in demand for our paperboard used in folding carton, cup and liquid packaging applications);
•the interruption of our distribution system or delays in the delivery of our products;
•temporary or long-term disruption in our supply chains;
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
•and an interruption in processing or an inability to process accounts payable by our third-party processor, which could result in our suppliers and vendors withholding supplies or services.
Increases in tissue supply, particularly in the premium and ultra categories, could adversely affect our operating results and financial condition.
Over the past few years, several new or refurbished premium and ultra-quality tissue paper machines and converting assets have been completed or announced by us and by our competitors, including private label competitors, which has resulted and will continue to result in a substantial increase in the supply of premium and ultra-quality tissue in the North American market. Additionally, several new or refurbished conventional tissue machines have been installed or announced, including as a result of foreign competitors increasing their presence and operations in North America. As a result of increased tissue demand due to the COVID-19 pandemic, foreign tissue manufacturers increased exports into the U.S. market, regional tissue manufacturers increased their production, and some away-from-home tissue manufacturers re-purposed their products to the at-home market, all of which increased tissue supply. We believe that increasing tissue capacity, together with intensifying competition experienced by our retail customers, has made it difficult for us to pass through to our customers the significant increases in input costs we have experienced in the last several years. If demand for tissue products in the North American market does not increase or consumer purchasing of premium and ultra-quality tissue do not increase commensurate with the increased capacity, the increase in supply of ultra-quality tissue products could have a material adverse effect on the price of premium and ultra-quality tissue products. In addition, increased supply of premium and ultra-quality tissue may adversely affect the market prices for such tissue and result in the displacement of demand for conventional tissue, which could adversely affect the market price for conventional tissue products, which will continue to represent a significant portion of our total production for the foreseeable future.
The loss of, or a significant reduction in, orders from, or changes in prices in regard to, any of our large customers could adversely affect our operating results and financial condition.
We derive a substantial amount of revenues from a concentrated group of customers. Our top 10 customers accounted for 50% of sales in 2020. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our results of operations and financial condition. We have experienced increased price and promotion competition in our consumer products business, and this competition has decreased our gross margins and adversely affected our financial condition.
We generally do not have long-term contracts with many of our customers that ensure a continuing level of business from them. In addition, our agreements with our customers, including our largest customers, are not exclusive and generally do not contain minimum volume purchase commitments. Our relationship with our largest and most important customers will depend on our ability to continue to meet their needs for quality products and services at competitive prices. Some of our customers have the capability to produce the parent rolls or products that they purchase from us. If we lose one or more of our large customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed.
We depend on external sources of wood pulp and wood fiber for a significant portion of our tissue production, which subjects our business and results of operations to potentially significant fluctuations in the price of market pulp and wood fiber.
Our Consumer Products segment sources a significant portion of its wood pulp requirements from external suppliers, which exposes us to price fluctuation. For 2020, we sourced 70% of our Consumer Product segment pulp requirements (or 30% overall) of our pulp from external sources. Pulp prices can, and have, changed significantly from one period to the next. The volatility of pulp prices can adversely affect our earnings if we are unable to pass cost increases on to our customers or if the timing of any price increases for our products significantly trails the increases in pulp prices.
Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products and consumer products. Wood fiber pricing is subject to regional market influences, and our cost of wood fiber may increase in the areas our pulp and paperboard facilities are located due to market shifts in those regions. For example, much of the wood fiber we use in our pulp manufacturing process in Lewiston, Idaho, is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in both the pulp and paper and lumber industries. During the past decade in the western U.S. many sawmills have closed or curtailed operations or their operations have been consolidated. Further, the expansion of operations and production of other paper mills and wood pellet manufacturers in the Inland Northwest region of the United States has increased the demand and price for wood fiber. Additionally, the ability of paper and wood pellet mills in British Columbia to acquire wood fiber from the U.S. Inland Northwest region with limited to no reciprocal ability by U.S. mills to acquire wood fiber from British Columbia, reduces the supply of, and increases the costs, for wood fiber. The price of wood fiber in the Pacific Northwest is expected to remain volatile.
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
We rely on a limited number of third-party suppliers and vendors required for the production of our products and our operations.
Our dependence on a limited number of third-party suppliers, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality and delivery schedules. Limitations on the availability of, and subsequent increases in, the costs of raw materials, could have an adverse effect on the Company's financial results. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or will continue to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms.
We also depend on a limited number of third-party vendors for certain of our operating equipment and spare parts. Any performance failure on the part of our suppliers or vendors could interrupt production of our products, which would have a material adverse effect on our business.
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
The costs of these transportation services are also affected by geopolitical, economic and weather related events. We have not been able in the past, and may not be able in the future, to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices as a result of increased fuel or transportation costs, our gross margins may be materially adversely affected.
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
Our ability to successfully compete in the pulp and paperboard industry is influenced by a number of factors, including manufacturing capacity, general economic conditions and the availability and demand for paperboard substitutes. Our Pulp and Paperboard business competes with WestRock, Georgia-Pacific, Graphic Packaging, Pactiv Evergreen and other international producers, most of whom are much larger than us. Any increase in manufacturing capacity by any of these or other producers could result in overcapacity in the pulp and paperboard industry, which could cause downward pressure on pricing. For example, a large European manufacturer recently converted a U.S. facility to produce SBS paperboard for the North American market. Increased production by foreign manufacturers may result in increased competition in the North American paperboard markets from direct sales by foreign competitors into these markets or increased competition in the United States as domestic manufacturers seek increased U.S. sales to offset displaced overseas sales caused by increased sales by foreign suppliers into Asia and European markets. Furthermore, customers could choose to use types of paperboard that we do not produce or could rely on alternative materials, such as plastic, for their products. An increased supply of or demand for any of these products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our results of operations and cash flows.
Changing retail purchasing patterns have increased the need to increase operating efficiencies and diversify our customer base and sales channels.
We have historically sold a majority of our consumer tissue products through retail grocery stores. These and other traditional retail outlets are facing increasingly intense competition from supercenters, club stores, wholesale grocers, drug, dollar, variety and specialty stores. We also face increasingly intense competition from competitors who have incorporated the internet as a direct-to-consumer channel and internet-only providers that sell tissue and other grocery products. The intense competition faced by our customers has resulted in increased efforts by them to reduce costs from suppliers like us and requires that we become more cost efficient to maintain our market share and profitability. The changing retail landscape also requires that we develop and maintain relationships with a wider variety of retailers and retail channels to succeed in this dynamic environment, which can decrease our supply network efficiency and increase our costs.
The expansion of our business through the construction of new tissue making and converting facilities may not proceed as anticipated.
We added a paper machine capable of producing certain premium and ultra-quality tissue products and converting facilities to our Shelby, North Carolina site. The expansion of the site is highly complex, and we continue the integration of the new converting resources, including within our national tissue converting network. The ongoing work entails numerous risks, including diverting management's attention from other business concerns, difficulties in integrating the new operations and personnel, and uncertainties regarding the existence of sufficient customer demand for the tissue produced by our integrated network. Any of these risks if realized, could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes,cyber attacks and malware, terrorism, changes in or non-compliance with environmental or safety laws, and the lack of availability of services from any of our facilities' key suppliers. For example, in 2019, we had a fire at our Shelby, North Carolina facility, and in 2020, severe weather damage to power lines resulted in a temporary shutdown of our Arkansas mill. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our results of operations.
Our business and financial performance may be harmed by future labor disruptions.
As of December 31, 2020, approximately 46% of our full-time employees were represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. The collective bargaining agreement for hourly employees at our Neenah, Wisconsin facility, which affects approximately 265 employees, expired in 2020 and extended until 2021. Any failure to reach an agreement with one of the unions may result in strikes, lockouts, work slowdowns, stoppages or other labor actions, any of which could have a material adverse effect on our operations and financial results.
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
We use information technology, or IT, systems in various aspects of our operations, including enterprise resource planning, management of inventories, manufacturing, supply chain and customer sales. We have different legacy IT systems that we are continuing to integrate, upgrade and move to the cloud. If one of these systems was to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our manufacturing and sales operation, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement new systems.
We face cyber-security risks.
Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems or plant networks could become subject to cyber attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could result in lost sales, production interruption, business delays, negative publicity and could have a material adverse effect on our business, results of operations and financial condition.

We are subject to significant environmental regulation and environmental compliance expenditures, which could increase our costs and subject us to liabilities.
We are subject to various federal, state and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as global warming. In particular, greenhouse gas emissions have increasingly become the subject of political and regulatory focus and this may lead to changes in legislative and regulatory initiatives directed at limiting greenhouse emissions.
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
RISK RELATED TO OUR EMPLOYEE PLANS
We may be required to pay material amounts under multiemployer pension plans; one of the plans in which we participate is in “critical and declining” financial status and this subjects us to potential liabilities, particularly if we withdraw from this plan.
We contribute to two multiemployer pension plans. The amount of our annual contributions to these plans is negotiated with the union representing our employees covered by the plan. In 2020, we contributed approximately $5.7 million to these plans. If in future years we continue to participate in these plans, we may be required to make increased annual contributions, which would reduce the cash available for business and other needs. The decision whether to continue to participate in these multiemployer plans does not rest solely with us; rather, it is negotiated as part of the collective bargaining agreements with labor unions that participate in these plans. There are risks associated with both continuing to participate in multiemployer plans and with withdrawing from multiemployer plans.
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
One of the multiemployer pension plans to which we contribute, the IAM National Pension Fund, or IAM NPF, elected to be certified to be in “critical status” for the plan year beginning January 1, 2019. If we were to withdraw from IAM NPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of

IAM NPF’s unfunded vested benefits. Based on information available to us, as well as information provided by IAM NPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2020, the withdrawal liability payment that we would be required to make to IAM NPF were we to completely withdraw in 2020 would be a single payment of approximately $4.2 million on a pretax basis. If we were deemed to be included in a “mass withdrawal” from IAM NPF, this payment could be greater or result in our making annual payments. We currently have no plans to withdraw from IAM NPF and have not recognized any liability associated with a withdrawal from IAM NPF in our consolidated financial statements.
The other multiemployer pension plan to which we contribute, the PACE Industry Union-Management Pension Fund, or PIUMPF, was certified to be in “critical status” for the plan year beginning January 1, 2010 and continued to be in critical status through the plan year beginning January 1, 2014. For the plan years beginning January 1, 2015 through January 1, 2020, PIUMPF was certified to be in "critical and declining status" under the Multiemployer Pension Reform Act of 2014. The number of employers participating in PIUMPF fell from 135 during 2012 to 49 during 2019 and the ratio of inactive participants to active employees participating in PIUMPF has increased from 3.4 inactive participants per each active employee at the end of 2013 to 15.6 inactive participants per each active employee at the end of 2019. PIUMPF predicts it will become insolvent in 2032. We are now the largest contributing employer remaining in PIUMPF. We therefore expect that if we remain in PIUMPF our annual contributions could increase, although we have no way of knowing by how much.
If instead we were to withdraw from PIUMPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of PIUMPF’s unfunded vested benefits. Based on information available to us, as well as information provided by PIUMPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2020, the withdrawal liability payments that we would be required to make to PIUMPF were we to completely withdraw in 2020 would be approximately $5.7 million per year on a pretax basis. These payments would continue for 20 years with an estimated present value in excess of $78 million on a pre-tax basis. If we were deemed to be included in a “mass withdrawal” from PIUMPF, these payments could continue indefinitely.
Were we voluntarily to withdraw from PIUMPF in 2020 or later, we could be subject to substantial payments in addition to the withdrawal liability payments described above. As a plan in critical and declining status, PIUMPF has adopted a rehabilitation plan. That plan purports to require a withdrawing employer to make an additional, lump-sum payment - above and beyond the statutory withdrawal liability - based on PIUMPF’s accumulated funding deficiency, or AFD. We do not believe PIUMPF’s purported imposition of the AFD on withdrawing employers is legally enforceable. However, we are aware that one large employer that withdrew from PIUMPF has recognized a liability for payment of an AFD amount and that other withdrawing employers may have paid some amounts in respect to the AFD. There have been lawsuits in federal courts challenging PIUMPF’s AFD. These lawsuits have not resolved the issue. There are also efforts underway in the United States Congress intended to address the financial situation of multiemployer plans, like PIUMPF, that are in critical and declining status. A recent legislative proposal pending in Congress could make PIUMPF eligible for financial relief that would significantly improve its funding and ability to remain solvent. It is uncertain whether this proposal will be enacted as law or if enacted, it would reduce the payments we might be obligated to make if we were to withdraw from PIUMPF in the future.
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
Our company-sponsored salary pension plan is currently underfunded, and we may be required to make cash payments to the plan, reducing cash available for our business.
We have a company-sponsored pension plan covering a portion of our salaried and hourly employees. The volatility in the value of equity and fixed income investments held by this plan, coupled with a low interest rate environment resulting in higher liability valuations, has caused the company-sponsored salary plan to be underfunded as the projected benefit obligation has exceeded the aggregate fair value of plan assets by varying year-end amounts since 2008. At December 31, 2020, our company-sponsored salary pension plan was underfunded in the aggregate by $12.5 million. As a result of underfunding, we may be required to make contributions to our company-sponsored salary plan in future years, which would reduce the cash available for business and other needs. In 2020, we made no contributions to the company-sponsored pension plan, and we are not required to make contributions in 2021.
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
RISKS RELATED TO OUR INDEBTEDNESS
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2020, we had approximately $725 million face value of debt outstanding, collectively which is related to our Term Loan Credit Agreement, $300 million 2014 Notes, $275 million 2020 Notes, asset-based loan revolving credit facility and finance leases. After giving effect to borrowing base limitations and issuance of letters of credit, we had availability of approximately $227 million under the ABL Credit Agreement as of December 31, 2020.
Our significant amount of debt could have important consequences. For example, it could:
•make it more difficult for us to satisfy our obligations under our notes and Credit Agreements;
•increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings, including those under the Credit Agreements, are and will continue to be at variable rates of interest;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and industry;
•place us at a disadvantage compared to competitors that may have proportionately less debt;
•limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and
•increase our cost of borrowing.
Despite our current indebtedness levels, we may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Credit Agreements restrict but do not prohibit us from doing so. After giving effect to borrowing base limitations and issuance of letters of credit, we had availability of approximately $227 million under the ABL Credit Agreement as of December 31, 2020. In addition, the Term Loan Credit Agreement allows us to issue additional secured term loans and/or notes under certain circumstances, which would be guaranteed by our subsidiary guarantors. In addition, the indentures governing our notes do not prevent us from incurring certain other liabilities that do not constitute secured indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
As of December 31, 2020, we had approximately $725 million of outstanding indebtedness, and we could incur substantial additional indebtedness in the future. Our ability to make scheduled payments on or to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash from our operations. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
The indenture for our Credit Agreements, contain various covenants that limit our discretion in the operation of our business.
The indenture governing our Credit Agreements, contain various provisions that limit our discretion in the operation of our business by restricting our ability to:
•undergo a change in control;
•sell assets;
•pay dividends and make other distributions;
•make investments and other restricted payments;
•redeem or repurchase our capital stock;
•incur additional debt and issue preferred stock;
•guarantee indebtedness;

•create liens;
•consolidate, merge or sell substantially all of our assets;
•enter into certain transactions with our affiliates;
•engage in new lines of business; and
•enter into sale and lease-back transactions.
These restrictions on our ability to operate our business at our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities, or to borrow in order to fund further capital expenditures.
When (and for as long as) availability, as calculated, under the ABL Credit Agreement is less than a specified amount for a certain period of time, funds deposited into deposit accounts used for collections will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the ABL Credit Agreement.
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
There are various limitations on our ability to incur the full $250 million of commitments under the ABL Credit Agreement and borrowings under our ABL Credit Agreement are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the ABL Credit Agreement, a monthly fixed charge maintenance covenant would become applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than 10.0% of the total $250 million of current revolving loan commitments, or $25 million currently. As of December 31, 2020, availability under the ABL Credit Agreement was approximately $227 million. However, it is possible that availability, as calculated under the ABL Credit Agreement, could fall below the 10.0% threshold in a future period. If the covenant trigger were to occur, we would be required to satisfy and maintain on the last day of each quarter a fixed charge coverage ratio of at least 1.1x for the preceding four quarter period for which financial statements had been delivered. As of December 31, 2020, our fixed charge coverage ratio was approximately 5.1. If and when the fixed charge coverage ratio were to be tested, our ability to meet the minimum fixed charge coverage ratio could be affected by events beyond our control, and we cannot assure you that we would meet this ratio at such time. A breach of any of these covenants could result in a default under the ABL Credit Agreement.
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
GENERAL RISK
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
Our ability to effectively run our business depends on our ability to attract, motivate, train and retain employees with the skills necessary to understand and adapt to the competitive markets in which we operate. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience, and can increase our operating and overhead costs. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as experienced workers retire. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, which may negatively impact our results of operations, cash flows and financial condition.
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
Certain provisions of our certificate of incorporation and bylaws and Delaware law may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in the best interests of the company and our stockholders. The provisions in our certificate of incorporation and bylaws include, among other things, the following:
•a classified Board of Directors with three-year staggered terms;
•the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•stockholder action can only be taken at a special or regular meeting and not by written consent;
•advance notice procedures for nominating candidates to our Board of Directors or presenting matters at stockholder meetings;
•removal of directors only for cause;
•allowing only our Board of Directors to fill vacancies on our Board of Directors; and
•supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.
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

Location	Products	Owned or Leased
Las Vegas, Nevada	TAD tissue, Tissue converting	Owned
Lewiston, Idaho	Tissue, Tissue converting, Pulp and Paperboard	Owned
Neenah, Wisconsin	Tissue, Tissue converting	Owned
Shelby, North Carolina	TAD tissue, NTT Tissue, Tissue converting	Owned/Leased
Elwood, Illinois	Tissue converting	Leased
Cypress Bend, Arkansas	Pulp and Paperboard	Owned
Mendon, Michigan	Paperboard sheeting	Leased
Wilkes-Barre, Pennsylvania	Paperboard sheeting	Leased
Dallas, Texas	Paperboard sheeting	Leased
Richmond, Virginia	Paperboard sheeting	Leased
Hagerstown, Indiana	Paperboard sheeting	Leased
Columbia City, Oregon	Chip shipment	Leased
Clarkston, Washington	Wood chipping	Owned

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

(In tons)	Tissue	Tissue converting	Pulp	Paperboard	Sheeted Paperboard
Las Vegas, Nevada	39,000	64,000
Lewiston, Idaho	190,000	90,000	590,000	480,000
Neenah, Wisconsin	54,000	70,000
Shelby, North Carolina	152,000	141,000
Elwood, Illinois		60,300
Cypress Bend, Arkansas			314,000	360,000
Mendon, Michigan					50,000
Wilkes-Barre, Pennsylvania					40,000
Dallas, Texas					36,000
Richmond, Virginia					35,000
Hagerstown, Indiana					32,000
	435,000	425,300	904,000	840,000	193,000

ITEM 3.	Legal Proceedings
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
HOLDERS
As of February 23, 2021, there were approximately open registered holders of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. As of December 31, 2020, we had up to $29.8 million of authorization remaining. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
SALES OF UNREGISTERED SECURITIES
None.
DIVIDENDS
We have not paid any cash dividends and do not anticipate paying a cash dividend in 2021. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and our stockholders. The declaration and amount of any dividends, however, would be determined by our Board of Directors and would depend on our earnings, our compliance with the terms of our notes and revolving credit facilities that contain certain restrictions on our ability to pay dividends, and any other factors that our Board of Directors believes are relevant.
PERFORMANCE GRAPH
The below graph compares the cumulative total stockholder return of our common stock for the period beginning December 31, 2015 and ending December 31, 2020, with the cumulative total return during such period of the Russell 2000® Index, the S&P MidCap 400® Index (excluding those companies classified as members of the GICS® Financials sector) and the S&P 600 Small Cap Index. The comparison assumes $100 was invested on December 31, 2015, in our common stock and in the indices and assumes dividends were reinvested. The stock performance shown on the below graph represents historical stock performance and is not necessarily indicative of future stock price performance.
We measure our relative corporate performance for purposes of performance-based equity awards issued to our executive officers against a specific index. Each year, an index is established to apply to performance-based equity awards issued in that year. We currently measure our relative performance, for purposes of performance- based equity awards, against the S&P MidCap 400® Index (excluding those companies classified as members of the GICS® Financials sector) or the S&P 600 Small Cap Index. The cumulative return for those indexes is listed below.

This comparison assumes $100 was invested on December 31, 2015, in our common stock and in the indices and assumes dividends were reinvested.

Company Name / Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Clearwater Paper Corporation	$100.00	$143.97	$99.71	$53.53	$46.91	$82.91
Russell 2000 Index	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
S&P MidCap 400® Index (excluding members of the GICS® Financials sector)	$100.00	$117.80	$137.20	$119.06	$150.71	$168.84
S&P 600 SmallCap Index	$100.00	$126.56	$143.30	$131.15	$161.03	$179.20

ITEM 6.     Selected Financial Information
On January 21, 2021, the Securities and Exchange Commission issued the final rule related to amendments to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S–K. Specifically, the requirement for Selected Financial Data has been eliminated. We have evaluated the impact of the final rule and early adopted the amendment. As a result, selected consolidated financial data disclosures have been removed.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report. A discussion of the earliest year may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K filed on March 9, 2020.
OVERVIEW
Impact of COVID-19
During 2020, we actively addressed the COVID-19 pandemic and its impact on our business and operations. We believe that the actions we took in 2020 in response to the pandemic will position us well for long-term growth. However, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its ultimate impact on the global economy, our business and results and the markets in which we operate.
We experienced increased volatility in demand in 2020 for some of our products as consumers adapted to the evolving environment. Beginning in the first quarter of 2020, demand across our consumer tissue products (Consumer Products segment) increased as consumers increased home inventory levels in response to COVID-19. We expect the increase to be followed by periods of potential demand softness and volatility as consumers use existing home inventories and demand potentially returns to more normal levels.
Executive Summary
For the year ended 2020, we reported net sales of $1.9 billion, up from $1.8 billion reported for the year ended 2019. We reported net income for the year of $77.1 million, or $4.61 per diluted share, compared to a net loss of $5.6 million or $0.34 per diluted share in 2019. Adjusted EBITDA was $283.2 compared to $167.3 million reported in 2019. Increases in Adjusted EBITDA for 2020 as compared to 2019 was primarily driven by a significantly higher sales volume for retail tissue as a result of the COVID-19 pandemic. Increased demand resulted in increased production which in turn drove increased fixed cost absorption and improved margins. The pulp and paperboard business also benefited on a comparative basis due to the absence of major maintenance in our pulp and paperboard operations. See discussion on segment level results regarding sales, operating results and Adjusted EBITDA in “Our Operating Results” below. See Note 17 "Segment Information" of the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
Drivers
Tissue Industry Overview
The U.S. tissue market can be divided into two market segments: the at-home or consumer retail purchase segment, which represented about 72% of 2020 U.S. tissue market sales and away-from-home segment, representing the remaining 28% of U.S. tissue market sales and includes tissue for locations such as restaurants, hotels and office buildings (according to Fastmarkets RISI(RISI) Outlook for World Tissue Business, September 2020).
The U.S. at-home tissue segment consists of bath, paper towels, facial and napkin products categories. Each category is further distinguished according to quality segments: ultra, premium, value and economy. As a result of manufacturing process improvements and consumer preferences, the majority of at-home tissue sold in the United States is ultra and premium quality. At-home tissue producers are comprised of companies that manufacture branded tissue products, private label tissue products, or both. Branded tissue suppliers manufacture, market and sell tissue products under their own nationally branded labels. Private label tissue producers manufacture tissue products for retailers to sell as their store brand. The following charts, with data from RISI, provides a breakdown of private brand versus branded offerings and product mix for the at-home industry:

Source: RISI, Outlook for Worlds Tissue Business, September 2020. in dollars

In the U.S., at-home tissue is primarily sold through grocery stores, mass merchants, warehouse clubs, drug stores and discount dollar stores. Tissue has experienced steady demand growth largely due to population growth in the United States. In addition to economic and demographic drivers, tissue demand is affected by product innovations and shifts in distribution channels.
The U.S. tissue industry has experienced an increase in ultra and premium tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity as well as added conventional tissue capacity. Demand for consumer tissue products has experienced a significant increase for at-home tissue products in 2020 primarily driven by the COVID-19 pandemic which resulted in a shift of tissue consumption from away-from-home to at-home . As consumers return to pre-COVID away from home activities, we expect this demand for tissue to normalize and approach pre-COVID-19 levels.
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
In general, the process of making paperboard begins by chemically cooking wood fibers to make pulp. The pulp is bleached to provide a white, bright pulp, which is formed into paperboard. Bleached pulp that is to be used as market pulp is dried and baled on a pulp drying machine, bypassing the paperboard machines. The various grades of paperboard are wound into rolls for converting to final end users. Liquid packaging and cup stock grades are often coated with polyethylene, a plastic coating, in a separate operation to create a resistant and durable liquid barrier. The chart below illustrates the North American Paperboard production by type (as reported by RISI North American Capacity report as of September 2020):
Source: RISI NA Capacity Report as of September 2020 with adjustments based upon RISI announced closures and curtailments, in tons.

Folding Carton Category. Folding carton is the largest portion of the SBS category of the North America paperboard industry. Within the folding carton segment, there are varying qualities of SBS paperboard, as well as competing paperboard substrates that can be substituted for SBS. The high end of the folding carton category requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. SBS paperboard is also used in the packaging of frozen foods, beverages and baked goods.
Liquid Packaging. Liquid packaging paperboard is used in rigid containers including juice, milk and wine sold in supermarket retail channels
Cup and Plate Category. Cup and plate category is primarily converted into packaging for premium ice cream, hot and cold cups used in quick service channels and commodity focus plates.
Other. Other applications include carded packaging for blister board alternatives (ie. batteries and lip stick) and bleached bristols which are used to produce premium printing heavyweight papers grades used in commercial application. Bristols can be clay coated on one side or both sides for applications such as brochures, presentation folders and paperback book covers.
The paperboard industry is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, historical prices for products and sales volumes have been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. In 2020, demand for paperboard products has been affected by the COVID-19 pandemic, with increases in some end-market segments like food packaging and decreases in food service and commercial print.
Critical Accounting Policies and Significant Estimates
A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. We reviewed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For 2020, these significant accounting estimates and judgments include:
Pension and Other Post Retirement Employee Benefits
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
The following table illustrates the estimated impact on hypothetical pension obligations and expenses that would have resulted from a 25 basis point reduction in two key assumptions (in millions):

(in millions)	Statement of Operations	Balance Sheet Impact
Discount rate	$0.5	$9.6
Expected long term rate of return	$0.7	$—

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

The following table provides our Adjusted EBITDA reconciliation for the last three years:

(In millions)
Year ended December 31,	2020	2019	2018
Net income (loss)	$77.1	$(5.6)	$(143.8)
Income tax provision (benefit)	21.1	(2.3)	10.3
Interest expense, net	46.5	44.9	30.7
Debt retirement costs	5.9	2.7	—
Depreciation and amortization expense	111.0	115.6	101.9
Goodwill impairment	—	—	195.1
Other operating charges, net	14.0	6.3	(17.5)
Other non-operating expense	7.6	5.7	4.9
Adjusted EBITDA	$283.2	$167.3	$181.6

Consumer Products segment income (loss)	$109.2	$(6.6)	$0.3
Depreciation and amortization	68.5	69.7	57.8
Adjusted EBITDA Consumer Products segment	$177.7	$63.1	$58.1

Pulp and Paperboard segment income	$126.0	$115.3	$130.9
Depreciation and amortization	36.7	39.4	37.8
Adjusted EBITDA Pulp and Paperboard segment	$162.6	$154.7	$168.7

Corporate and other expense	$(63.0)	$(57.0)	$(51.5)
Depreciation and amortization	5.8	6.5	6.3
Adjusted EBITDA Corporate and other	$(57.2)	$(50.5)	$(45.2)

Consumer Products segment	$177.7	$63.1	$58.1
Pulp and Paperboard segment	162.6	154.7	168.7
Corporate and other	(57.2)	(50.5)	(45.2)
Adjusted EBITDA	$283.2	$167.3	$181.6

OUR OPERATING RESULTS
Consumer Products Segment
Our Consumer Products segment sells and manufacturers a complete line of at-home tissue products and minor amounts of away from home products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers.
Segment sales, operating income and Adjusted EBITDA for the Consumer Products segment were as follows:

(Dollars in millions, except per unit)				Increase (decrease)
Year ended December 31,	2020	2019	2018	2020 - 2019	2019 - 2018
Sales:
Retail tissue	$975.8	$845.6	$794.4	15.4%	6.4%
Non-retail tissue	41.1	56.5	88.2	(27.3)%	(35.9)%
Other	15.8	4.8	2.2	231.2%	113.6%
	$1,032.7	$906.8	$884.8	13.9%	2.5%

Operating income (loss)	$109.2	(6.6)	0.3	nm	nm
Operating margin	10.6%	(0.7)%	—%

Adjusted EBITDA	$177.7	$63.1	$58.1	181.4%	8.6%
Adjusted EBITDA Margin	17.2%	7.0%	6.6%

Shipments (short tons):
Retail tissue	355,862	308,805	293,856	15.2%	5.1%
Non-retail tissue	25,111	32,164	58,577	(21.9)%	(45.1)%

Cases (in thousands)	59,596	51,260	48,699	16.3%	5.3%

Sales price (short tons):
Retail tissue	$2,742	$2,738	$2,703	0.1%	1.3%
Non-retail tissue	$1,636	$1,756	$1,506	(6.8)%	16.6%

Sales volumes increased in our Consumer Products segment for 2020 compared to 2019 due to significantly higher sales volume for retail tissue as a result of the COVID-19 pandemic and increases in demand based upon new customer programs which were implemented prior to the COVID-19 pandemic. Sales prices changed in our Consumer Products segment for 2020 compared to the same period in the prior year due primarily to changes in product mix. From a product perspective, for 2020 compared to 2019, we saw the largest increases in bath tissue. As a percentage of our Consumer Products segment, bath tissue and paper towels combined represent more than 80% of our business. We have seen a significant reduction in our non-retail business due to the COVID-19 pandemic which was driven by lower away-from-home products and decreases in contract manufacturing and parent roll sales.
Overall, the increase in operating income and Adjusted EBITDA for 2020 compared to 2019 was driven by higher sales as noted above as well as improvement in margin due to increased production that drove increased fixed cost absorption. Additionally, we realized lower input costs, primarily in external pulp prices and freight costs.

Pulp and Paperboard Segment
Our Pulp and Paperboard segment markets and produces bleached paperboard to quality-conscious printers and packaging converters, and offers services that include custom sheeting, slitting and cutting.
Segment sales, operating income and Adjusted EBITDA for the Pulp and Paperboard segment were as follows:

(Dollars in millions, except per unit)				Increase (decrease)
Year ended December 31,	2020	2019	2018	2020 - 2019	2019 - 2018
Sales:
Paperboard	$828.3	$846.7	$835.5	(2.2)%	1.3%
Other	7.6	7.9	3.9	(4.0)%	320.0%
	$835.9	$854.7	$839.4	(2.2)%	1.8%

Operating income	$126.0	$115.3	$130.9	9.2%	(11.9)%
Operating margin	15.1%	13.5%	15.6%

Adjusted EBITDA	$162.6	$154.7	$168.7	5.1%	(8.3)%
Adjusted EBITDA Margin	19.5%	18.1%	20.1%

Shipments (short tons)	821,415	827,913	835,372	(0.8)%	(0.9)%
Sales price (short tons)	$1,008	$1,023	$1,000	(1.4)%	2.3%

Sales volumes decreased in our Pulp and Paperboard segment for 2020 compared to 2019 due to impacts of COVID-19 which led to a reduction in our commodity food service business offset by increases in our folding carton and coated cup business. Sales prices decreased in our Pulp and Paperboard segment for 2020 compared to 2019 due to the impacts of mix and some price reductions. During 2019, the Pulp and Paperboard segment completed its planned major maintenance which resulted in higher operating costs during that year.
Overall, the increase in operating income and Adjusted EBITDA for 2020 as compared to 2019 was driven by reduced sales offset by improved input costs, primarily consisting of natural gas, wood and pulp and absence of planned major maintenance.
Corporate expenses
Corporate expenses were $63.0 million in 2020 as compared to $57.0 million in 2019. The increase for the year ended 2020 as compared to 2019 was related to higher incentive pay due to improved results and increased costs associated with professional services. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 10 "Other Operating Charges, net" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.
Interest expense, net
Interest expense for the year ended December 31, 2020 compared to December 31, 2019 was $1.6 million higher due to the absence of capitalized interest due to the completion of our Shelby expansion in the latter portion of 2019. See Note 11 "Non-operating income (expense)" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.
Potential impairments
We review from time to time possible dispositions or reorganization of various assets in light of current and anticipated economic and industry conditions, our strategic plan and other relevant factors. Because a determination to dispose or reorganize particular assets may require management to make assumptions regarding the transaction structure of the disposition or reorganization and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets.

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
Operating Activities
During 2020, we generated $247.0 million of cash from operations, as compared to $55.6 million in 2019. This increase was driven by increases in our net income and changes in working capital due to increased demand in our consumer products division which resulted in lower inventories. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2019.
Investing Activities
During 2020, we used $39.6 million in cash from investing activities, as compared to $140.1 for capital expenditures during 2019.This decrease is primarily due to the completion of our Shelby expansion in late 2019. Included in accounts payable and accrued liabilities was $5.5 million and $6.6 million related to capital expenditures that had not yet been paid at December 31, 2020.
Financing Activities
Net cash flows used in financing activities were $192.9 million for 2020 as compared to net cash flows provided by financing activities of $82.0 million for 2019. The change was driven by improved operating results and lower capital expenditures, resulting in additional available cash to fund debt repayments in the year ended December 31, 2020.
Commitments
As of December 31, 2020, we have purchase commitments of $76.0 million related to contracts for the purchase of chemicals, pulp and contracts with natural gas and electricity providers that are legally binding on us and specify fixed or minimum quantities. Additionally, we have $17.4 million in purchase commitment associated with capital expenditures.
Capital Expenditures
In addition to ongoing maintenance and repair costs, we make capital expenditures to increase our operating capacity and efficiency, improve safety at our facilities and comply with environmental laws. Our strategic projects are intended to grow our business to meet customer demands and to reduce future manufacturing costs and provide a positive return on investment. In 2021, we expect cash paid for capital expenditures to be approximately $60 million to $65 million.

Credit Agreements
We must make mandatory prepayments of principal under the Term Loan Credit Agreement upon the occurrence of certain specified events, including based upon a percentage of annual Excess Cash Flow we generate which can fluctuate depending on our Senior Secured Leverage Ratio (as those terms are defined in the Term Loan Credit Agreement). For instance, if our Senior Secured Leverage Ratio on the last day of a fiscal year is below 1.50x, we are not subject to an Excess Cash Flow mandatory prepayment. There is uncertainty in the amount of Excess Cash Flow that we may generate during the current fiscal year, therefore, we are unable to estimate the mandatory prepayment under the Term Loan Credit Agreement that could be required at the time such payment is due in 2022. During the year ended December 31, 2020, we prepaid $170 million of principal under the Term Loan Credit Agreement which offsets the mandatory prepayment that would otherwise have been required in 2021. Amounts repaid or prepaid cannot be reborrowed. However, we may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, so long as our first lien secured leverage ratio does not exceed 2.00x to 1.00x. At December 31, 2020, our first lien secured leverage ratio was 0.39x.
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
At December 31, 2020, we were in compliance with the Credit Agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our Credit Agreements. If we are unable to do so, it would be necessary to seek an amendment from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions. See Note 8, "Debt" to the Notes to Consolidated Financial Statements included in this report for additional discussion of our Credit Agreements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our Term Loan and ABL Credit Agreements. As of December 31, 2020, there were $129.3 million in borrowings outstanding under our Credit Agreements. The interest rates applied to our Credit Agreements are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. A one percentage point increase or decrease in interest rates, based on assumed outstanding borrowings of $129.3 million, would have a $1.3 million annual effect on interest expense.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Nearly all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risks

	Expected Maturity Date
(In millions)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt:
Fixed rate	$—	$—	$—	$—	$300.0	$275.0	$575.0
Variable rate	$—	$—	$—	$—	$—	$129.3	$129.3
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	—%	—%	5.38%	4.00%	4.46%
Fair value at December 31, 2020							$740.0

ITEM 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Clearwater Paper Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842 – Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Measurement of the pension benefit obligation
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company’s pension benefit obligation was $334.9 million as of December 31, 2020. The Company records amounts relating to these defined benefit plans based on actuarial methods and assumptions, such as the discount rate.
We identified the evaluation of the measurement of the pension benefit obligation as a critical audit matter.

Specialized skills and knowledge were required to understand the actuarial methods and evaluate the discount rate used to determine the pension benefit obligation. In addition, there was subjective judgment in applying and evaluating results of the procedures due to the sensitivity of the pension benefit obligation to changes in the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls over the Company’s pension benefit process. This included controls related to the selection of the actuarial methods and determination of the discount rate assumption. We considered the change in the discount rate from that used in the prior year, including consideration of the changes in the discount rate in light of published reports of actuarial experts.
We involved an actuarial professional with specialized skills and knowledge, who assisted in:
• assessing the actuarial methods used to determine the pension benefit obligation for consistency with generally accepted actuarial standards; and
•evaluating the discount rate as determined using the hypothetical bond portfolio model through analyzing the bond selection criteria, the bond ratings, and the cash flow matching of the model.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Seattle, Washington
February 25, 2021

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets

	At December 31,
(Dollars in millions, except share information)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$35.9	$20.0
Restricted cash	—	1.4
Receivables, net of allowance for current expected credit losses of $1.6 and $1.5 at December 31, 2020 and 2019	160.6	159.4
Inventories	263.3	281.4
Other current assets	15.2	3.6
Total current assets	474.9	465.8
Property, plant and equipment, net	1,191.5	1,257.7
Operating lease right-of-use assets	63.5	73.1
Goodwill and intangible assets, net	48.8	52.0
Other assets, net	21.7	29.1
TOTAL ASSETS	$1,800.4	$1,877.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1.7	$17.9
Trade payables	143.4	159.5
Accrued compensation	41.7	42.3
Other accrued liabilities	58.0	60.7
Total current liabilities	244.8	280.4
Long-term debt	716.4	884.5
Long-term operating lease liabilities	54.3	65.6
Liability for pension and other postretirement employee benefits	80.5	76.6
Other long-term obligations	25.2	17.3
Deferred tax liabilities	158.1	121.3
TOTAL LIABILITIES	1,279.3	1,445.7
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 16,573,246 and 16,515,813 shares issued	—	—
Additional paid-in capital	16.6	9.8
Retained earnings	558.8	481.7
Accumulated other comprehensive loss, net of tax	(54.3)	(59.5)
Total stockholders’ equity	521.1	432.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,800.4	$1,877.7
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations

	For The Years Ended December 31,
(In millions, except per share data)	2020	2019	2018
Net sales	$1,868.6	$1,761.5	$1,724.2
Costs and expenses:
Cost of sales	1,574.4	1,597.0	1,536.7
Selling, general and administrative expenses	122.0	112.8	107.8
Other operating charges, net	14.0	6.3	(17.5)
Goodwill impairment	—	—	195.1
Total operating costs and expenses	1,710.4	1,716.1	1,822.1
Income (loss) from operations	158.1	45.4	(97.9)
Interest expense, net	(46.5)	(44.9)	(30.7)
Other non-operating expense	(7.6)	(5.7)	(4.9)
Debt retirement costs	(5.9)	(2.7)	—
Income (loss) before income taxes	98.2	(7.9)	(133.5)
Income tax provision (benefit)	21.1	(2.3)	10.3
Net income (loss)	$77.1	$(5.6)	$(143.8)

Net income (loss) per common share:
Basic	$4.65	$(0.34)	$(8.72)
Diluted	$4.61	$(0.34)	$(8.72)

Average shares of common stock used to compute net income (loss) per share: (in thousands)
Basic	16,569	16,533	16,487
Diluted	16,724	16,533	16,487
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income

	For The Years Ended December 31,
(In millions)	2020	2019	2018
Net income (loss)	$77.1	$(5.6)	$(143.8)
Other comprehensive income (loss), net of tax:
Defined benefit pension and other post retirement employee benefits:
Net (loss) gain arising during the period, net of tax of $(0.7), $0.9 and $(5.7)	(2.1)	2.7	(16.0)
Amortization of actuarial loss included in net periodic cost, net of tax of $2.5, $1.9 and $2.4	7.3	5.1	6.8
Amortization of prior service credit included in net periodic cost, net of tax of $—, $—, and $(0.4)	—	—	(1.3)
Other comprehensive income (loss), net of tax	5.2	7.8	(10.5)
Comprehensive income (loss)	$82.3	$2.2	$(154.3)
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(In millions)	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$77.1	$(5.6)	$(143.8)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Goodwill impairment	—	—	195.1
Depreciation and amortization	111.0	115.6	101.9
Equity-based compensation expense	10.5	4.1	3.3
Deferred taxes	33.5	(0.3)	7.1
Pension and other postretirement employee benefits	3.8	1.4	(0.6)
Debt retirement costs	5.9	2.7	—
Gain on divested assets, net	(1.4)	—	(25.5)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6.1	(18.0)	6.6
(Increase) decrease in inventory	18.1	(21.2)	(8.1)
(Increase) decrease in other current assets	(11.2)	(0.8)	6.4
Increase (decrease) in trade payables	(16.5)	(53.9)	18.9
Increase (decrease) in accrued compensation	(2.5)	4.8	(0.9)
Increase in other accrued liabilities	7.0	20.7	7.3
Other, net	5.6	6.1	1.2
Net cash flows provided by operating activities	247.0	55.6	168.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(39.6)	(140.1)	(295.7)
Net proceeds from divested assets	—	—	70.9
Other, net	—	—	0.8
Net cash flows used in investing activities	(39.6)	(140.1)	(224.0)
FINANCING ACTIVITIES
Borrowings on short-term debt	108.5	549.3	630.8
Repayments of borrowings on short-term debt	(122.0)	(657.7)	(565.0)
Proceeds from long-term debt, net	275.0	296.1	—
Repayment of long-term debt	(449.4)	(103.0)	—
Payments for debt issuance costs	(4.4)	(2.3)	(2.1)
Other, net	(0.7)	(0.4)	(0.4)
Net cash flows (used in) provided by financing activities	(192.9)	82.0	63.3
Increase (decrease) in cash, cash equivalents and restricted cash	14.4	(2.5)	8.2
Cash, cash equivalents and restricted cash at beginning of period	22.4	24.9	16.7
Cash, cash equivalents and restricted cash at end of period	$36.9	$22.4	$24.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$45.0	$38.4	$26.1
Cash (received) paid for income taxes	$(7.9)	$3.1	$(10.6)
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2017	16,448	$—	$1.1	$618.3	$(44.0)	$575.4
Net loss	—	—		(143.8)	—	(143.8)
Stock-based compensation expense	—	—	5.7	—	—	5.7
Issuance of shares under stock plans, net	34	—	(0.4)	—	—	(0.4)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act	—	—	—	12.8	(12.8)	—
Pension and OPEB, net of tax of (3.7)		—	—	—	(10.5)	(10.5)
Balance at December 31, 2018	16,482	—	6.4	487.3	(67.3)	426.4
Net loss	—	—	—	(5.6)	—	(5.6)
Stock-based compensation expense	—	—	3.8	—	—	3.8
Issuance of shares under stock plans, net	33	—	(0.4)	—	—	(0.4)
Pension and OPEB, net of tax of 2.8	—	—	—	—	7.8	7.8
Balance at December 31, 2019	16,515	—	9.8	481.7	(59.5)	432.0
Net Income	—	—	—	77.1	—	77.1
Stock-based compensation expense	—	—	7.6	—	—	7.6
Issuance of shares under stock plans, net	57	—	(0.7)	—	—	(0.7)
Pension and OPEB, net of tax of 1.8	—	—	—	—	5.2	5.2
Balance at December 31, 2020	16,572	$—	$16.6	$558.8	$(54.3)	$521.1
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

	December 31,
(In millions)	2020	2019	2018
Cash and cash equivalents	$35.9	$20.0	$22.5
Restricted cash	—	1.4	—
Restricted cash included in Other assets, net	1.1	1.0	2.4
Total cash, cash equivalents and restricted cash	$36.9	$22.4	$24.9

ACCOUNTS RECEIVABLE
Receivables consist of:

	December 31,
(in millions)	2020	2019
Trade accounts receivable	$139.0	$149.6
Allowance for current expected credit losses	(1.6)	(1.5)
Unbilled receivables	5.1	7.4
Taxes receivable	16.0	0.3
Interest receivable	—	1.0
Other	2.1	2.6
	$160.6	$159.4

INVENTORIES
Our inventories are stated at the lower of net realizable value or current cost using the average cost method.

	December 31,
(In millions)	2020	2019
Logs, chips and sawdust	$17.2	$19.4
Pulp	11.5	20.1
Paperboard and tissue products	137.0	148.7
Materials and supplies	97.7	93.1
	$263.3	$281.4

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

	December 31,
(In millions)	2020	2019
Land and land improvements	$111.5	$109.9
Buildings and improvements	480.1	478.7
Machinery and equipment	2,459.2	2,441.7
Construction in progress	21.8	9.2
	3,072.6	3,039.5
Less accumulated depreciation and amortization	(1,881.1)	(1,781.8)
Property, plant and equipment, net	$1,191.5	$1,257.7
At December 31, 2020 and 2019, included within buildings and improvements and machinery and equipment were finance leases of $26.7 million and $26.5 million.
Depreciation expense, including amounts associated with finance leases, totaled $107.8 million, $108.4 million and $94.4 million for the years ended December 31, 2020, 2019 and 2018.
Capitalized interest is charged to and amortized over the lives of the related assets. For the year ended December 31, 2020 we had no capitalized interest, for the years ended December 31, 2019, and 2018, we capitalized $5.9 million and $9.0 million of interest expense associated with the construction of a paper machine at our Shelby, North Carolina facility and the continuous pulp digester at our Lewiston, Idaho facility in 2019 and 2018.
We recognize the cost of maintenance activities in the period in which they occur under the direct expense method.
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
See Note 12, "Savings, Pension and Other Postretirement Employee Benefit Plans" for further information.
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
See Note 6, "Income Taxes" for further information.

REVENUE RECOGNITION
We enter into contracts that can include various combinations of tissue and paperboard products, which are generally distinct and accounted for as separate performance obligations.
Revenue is recognized at a point in time upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed, usually this is upon receipt at our customer's destination. We have elected to treat shipping and handling costs as a fulfillment cost. We typically expense incremental direct costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally 12 months or less. We maintain consignment inventory at a limited number of customer locations. For consigned inventory, we recognize revenue upon transfer of control, which is often in advance of invoicing the customer. Such amounts represent unbilled receivables.
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
See to Note 17, "Segment Information" for further information, including the disaggregation of revenue by segment, primary geographical market, and major product type.
OTHER OPERATING CHARGES, NET
We classify significant amounts unrelated to ongoing core operating activities as “Other operating charges, net” in the Consolidated Statements of Operations. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, product reserves, retirement charges and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the statement of operations can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment.
See Note 10, "Other Operating Charges, net" for a discussion of specific amounts in 2020, 2019 and 2018.
ACCOUNTS RECEIVABLE ARRANGEMENT
During 2019, we entered into an uncommitted supply-chain financing program with a global financial institution under which a specific customer's trade accounts receivable may be acquired, without recourse, by the financial institution at a discounted rate. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. We have no servicing responsibilities under this agreement.
Receivables sold are de-recognized from our Consolidated Balance Sheet. For the years ended December 31, 2020 and 2019, we sold $256.2 million and $159.3 million of receivables. The proceeds from these sales of receivables are included within operating activities in our Consolidated Statements of Cash Flows. For the years ended December 31, 2020 and December 31, 2019, factoring expense on the sale of receivables was $1.2 million and $1.0 million, which is included in the "Interest expense, net" line in the Consolidated Statement of Operations.
ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS
We estimate our environmental and asset retirement obligations based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities. We have accrued only for specific costs related to environmental matters that we have determined are probable and for which an amount can be reasonably estimated. For asset retirement obligations, the liability is accreted to its settlement value and, where appropriate, the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. Our asset retirement obligation is included in "Other long-term obligations" in the Consolidated Balance Sheets. Our asset retirement obligation reflects the estimated present value of our obligations for capping, closure and post closure cost with respect to landfills, asbestos remediation and other ongoing environmental monitoring. The following table represents the activity associated with our asset retirement obligations for the years ended December 31, 2020 and December 31, 2019,

	December 31,
(In millions)	2020	2019
Beginning balance	$1.1	$0.4
Accretion expense	0.1	0.0
Adjusted to expense during the year	0.1	0.1
Adjusted to other operating charges, net	2.5	0.6
Payments made	—	—
Ending balance	$3.8	$1.1

NOTE 2 Recently Adopted and New Accounting Standards
RECENTLY ADOPTED
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU was adopted as of January 1, 2020 and did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements for defined benefit and other postretirement plans. This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties and the effects of interest rate basis point changes on assumed health care costs, with other disclosures being added to address significant gains and losses related to changes in benefit obligations. This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. This ASU was adopted as of January 1, 2020 and did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. Such modification of the measurement approach for credit losses eliminates the requirement that a credit loss be considered probable, or incurred, to impact the valuation of a financial asset measured on an amortized cost basis. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. This amendment will affect trade receivables, off balance sheet credit exposures and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. The new standard was effective for annual and interim periods beginning after December 15, 2019. We have updated our historical losses and our allowance for credit losses as a result of the adoption of this ASU, which did not have a material impact on our consolidated financial statements.
In March 2020, the Securities and Exchange Commission (SEC) issued a final rule that amended the disclosure requirements under SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The final rule is based on the premise that the primary source of information that investors in guaranteed debt rely on is the consolidated financial statements of the parent company. The final rule replaces the previous requirement to provide separate condensed consolidating financial information of the guarantors. The final rule is effective for filings on or after January 4, 2021, and early adoption is permitted. We have elected to early adopt this rule which resulted in the removal of the supplemental guarantor financial information.
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
NEW ACCOUNTING STANDARDS
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which removes certain exceptions, such as the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year, and simplifies the accounting for income taxes in areas such as franchise tax (or similar tax) that is partially based on income. The new standard is effective for annual and interim periods beginning after December 15, 2020. We do not believe this ASU will have a material impact on our consolidated financial statements.
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
We have operating leases for manufacturing, office, warehouse and distribution space, paperboard sheeting and chipping facilities, equipment and vehicles. We also have finance leases related to our North Carolina converting and manufacturing facilities, as well as for certain office and other equipment. We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, renew, terminate or purchase the right to use (ROU) assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability. Our leases have remaining lease terms from less than one to eleven years, and some of our leases include one or more options to renew.
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
Short-term leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2020 and December 31, 2019, our short-term lease expense was not material. Our variable lease costs, which are considered non-lease components, consist primarily of taxes, insurance and common area maintenance. Lease and non-lease components are treated as a single lease component. For the years ended December 31, 2020 and December 31, 2019, our sublease income was immaterial to the financial statements.
The tables below present financial information associated with our leases.

LEASE EXPENSE

(In millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease costs	$15.9	$15.0

Finance lease costs:
Amortization of right-of-use assets	1.8	1.7
Interest on lease liabilities	1.8	1.9
Total finance lease costs	3.5	3.6

Variable lease costs	1.6	1.2

Total lease costs	$21.0	$19.8
SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17.9	$16.6
Operating cash flows from finance leases	1.8	1.9
Financing cash flows from finance leases	1.6	1.3

Non-cash amounts for lease liabilities arising from obtaining right-of-use assets:
Operating leases	$4.4	$2.5
Finance leases	0.3	0.5

SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions)	Classification	December 31, 2020	December 31, 2019
Lease ROU Assets
Operating lease assets	Operating lease right-of-use assets	$63.5	73.1
Finance lease assets	Property, plant and equipment, net	26.7	26.5
Accumulated Depreciation		(12.7)	(11.1)
Total lease ROU assets		$77.5	88.5

Lease Liabilities
Current operating lease liabilities	Other accrued liabilities	$15.3	13.9
Current finance lease liabilities	Short-term debt	1.7	1.4
Total current lease liabilities		17.0	15.3

Non-current operating lease liabilities	Long-term operating lease liabilities	54.3	65.6
Non-current finance lease liabilities	Long-term debt	19.1	20.6
Total non-current lease liabilities		73.4	86.2

Total operating lease liabilities		69.5	79.5
Total finance lease liabilities		20.8	22.0
Total lease liabilities		$90.3	101.5

LEASE TERM AND DISCOUNT RATE

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	5.8	6.6
Finance leases	9.8	10.7

Weighted average discount rate
Operating leases	4.9%	4.9%
Finance leases	8.4%	8.3%
MATURITY OF LEASE LIABILITIES
As of December 31, 2020, our future maturities of lease liabilities were as follows:

(In millions)	Operating	Finance
2021	$18.2	$3.4
2022	17.3	3.2
2023	10.4	2.9
2024	7.5	2.8
2025	7.2	2.8
Thereafter	19.5	15.9
Total lease payments	80.2	30.9
Less interest portion	(10.7)	(10.1)
Total	$69.5	$20.8

NOTE 5 Goodwill and Intangible Assets
As of December 31, 2020 and 2019, we had $35.1 million of goodwill included on our Consolidated Balance Sheets. Goodwill is not amortized but tested for impairment annually as of each November 1st and at any time when events suggest impairment may have occurred.
In August 2018, we sold our Ladysmith, Wisconsin tissue manufacturing facility for net cash proceeds of approximately $70.9 million. In connection with the sale, we recorded a $14.0 million write-off of goodwill of the Consumer Products reporting unit. The goodwill was allocated to our divested assets by estimating the fair value of the Ladysmith facility compared to the estimated fair value of the Consumer Products reporting unit, which was then used to estimate the amount of goodwill to allocate to the sold business.
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

Changes in the carrying amounts of goodwill and intangible assets by reportable segment were as follows:

(In millions)	Consumer Products	Pulp and Paperboard		Total
	Intangibles	Goodwill	Intangibles
Balance as of December 31, 2018	$4.6	$35.1	$19.5	$59.2
Amortization	(4.3)	—	(2.9)	(7.2)
Balance as of December 31, 2019	0.3	35.1	16.6	52.0
Amortization	(0.3)	—	(2.9)	(3.2)
Balance as of December 31, 2020	$—	$35.1	$13.7	$48.8
As of December 31, 2020, intangible assets consisted of $12.8 million customer relationships, $0.7 million tradenames and trademarks and $0.2 million other intangibles. As of December 31, 2019, intangible assets consisted of $15.0 million of customer relationships, $1.7 million of tradenames and trademarks and $0.2 million of other intangibles. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 5 to 10 years.
Accumulated amortization of definite lived intangible assets at December 31, 2020, 2019 and 2018 was $50.1 million, $46.9 million and $39.7 million.
As of December 31, 2020, estimated future amortization expense related to intangible assets is as follows (in millions):

Years ending December 31,	Amount
2021	$2.9
2022	2.2
2023	2.1
2024	2.1
2025	2.1
Thereafter	2.1
Total	$13.7
NOTE 6 Income Taxes
We are subject to corporate level federal and state income taxes in the United States.
On March 27, 2020, the "Coronavirus Aid, Relief and Economic Security (CARES) Act" was signed. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, alternative minimum tax credit refunds, modifications to net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvements property. During 2020, we recognized a $7.0 million million benefit from the provisions of the Act.
During 2018, we recorded $41.0 million of tax expense related to impairment of non-deductible goodwill.
The income tax provision (benefit) is comprised of the following:

	For The Years Ended December 31,
(In millions)	2020	2019	2018
Current
Federal	$(17.4)	$(2.1)	$1.1
State	1.8	0.1	2.1
Total current	(15.6)	(2.0)	3.2
Deferred
Federal	32.5	(0.6)	3.6
State	4.2	0.3	3.5
Total deferred	36.7	(0.3)	7.1
Income tax provision (benefit)	$21.1	$(2.3)	$10.3

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes due to the following:

	For The Years Ended December 31,
(In millions)	2020	2019	2018
Tax at the statutory rate	$20.6	$(1.7)	$(28.0)
Goodwill impairment	—	—	41.0
State and local taxes, net of federal income tax impact	5.6	(0.9)	4.4
Adjustment for state deferred tax rate	(0.3)	(1.2)	0.1
CARES Act net operating loss carryback	(7.0)	—	—
Federal credits	(1.3)	(2.3)	(10.9)
Uncertain tax positions	2.2	0.7	—
Stock compensation	1.2	0.6	0.7
Non-deductible expenses	1.1	0.4	0.2
Change in valuation allowances	0.1	2.3	—
Other, net[1]	(1.1)	(0.2)	2.8
Income tax provision (benefit)	$21.1	$(2.3)	$10.3
1    Includes $2.9 million of expense associated with the write-off of goodwill as part of our divestiture discussed in Note 10, "Other Operating Charges, net" for the year ended December 31, 2018.
During 2020, the valuation allowance for deferred tax assets increased by $0.1 million and during 2019 the valuation allowance for deferred tax assets increased by $2.3 million comparable to 2018. For the year ended December 31, 2019, the increase of $2.3 million was offset by a release of state valuation allowances of $0.8 million due to the lapse of statutes.

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(In millions)	2020	2019
Deferred tax assets:
Employee benefits	$3.4	$3.8
Postretirement employee benefits	19.2	17.1
Incentive compensation	5.2	4.4
Inventories	0.6	7.6
Pensions	0.2	3.2
Federal and state credit carryforwards	16.2	10.3
Federal and state net operating losses	3.9	8.8
Deferred interest expense	—	12.4
Operating leases	18.0	20.5
Other	1.8	1.6
Total deferred tax assets	68.5	89.7
Valuation allowance	(5.4)	(5.3)
Deferred tax assets, net of valuation allowance	63.1	84.4
Deferred tax liabilities:
Property, plant and equipment, net	(199.7)	(179.2)
Operating leases	(16.4)	(18.9)
Intangible assets, net	(3.0)	(3.8)
Total deferred tax liabilities	(219.1)	(201.9)
Net deferred tax liabilities	$(156.0)	$(117.5)

Net deferred tax assets (liabilities) consist of:

(In millions)	2020	2019
Non-current deferred tax assets[1]	$2.1	$3.8
Non-current deferred tax liabilities	(158.1)	(121.3)
Net deferred tax liabilities	$(156.0)	$(117.5)
1Included in "Other assets, net" on our accompanying December 31, 2020 and 2019 Consolidated Balance Sheets.
We have tax benefits associated with state jurisdictions totaling $8.8 million which expire between 2021 and 2039.
We use the flow-through method to account for investment tax credits earned on eligible expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned. During 2020 and 2019, we recognized $0.3 million and $1.3 million related to energy investment tax credits.

The following table provides a roll forward of our unrecognized tax benefits and associated interest and penalties.

(In millions)	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at December 31, 2018	$3.1	$0.3	$3.4
Change in prior year tax positions	0.3	0.1	0.4
Change in current year tax positions	0.3	—	0.3
Balance at December 31, 2019	3.7	0.4	4.1
Change in prior year tax positions	2.0	(0.1)	1.9
Change in current year tax positions	0.4	—	0.4
Balance at December 31, 2020	$6.1	$0.3	$6.4

Unrecognized tax benefits are included in our Consolidated Balance Sheets within the following line items:

	December 31,
(In millions)	2020	2019
Receivables, net	$0.4	$—
Deferred tax liabilities	5.0	0.7
Other long-term obligations	1.0	3.4
	$6.4	$4.1

Unrecognized tax benefits net of related deferred tax assets at December 31, 2020, if recognized, would have favorably impacted our effective tax rate by decreasing our tax provision by $6.4 million. For each of the years ended December 31, 2019 and 2018, if recognized, the balance of unrecognized tax benefits would have favorably impacted our effective tax rate by $3.5 million and $2.8 million. We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For each of the years ended December 31, 2020, 2019, and 2018, we accrued interest of less than $0.1 million each year in our income tax provision and no penalties in our income tax provision.
We have operations in many states within the U.S. and are subject, at times, to tax audits in these jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2015. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements. Although the timing of resolution of audits is not certain, we evaluate all audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimate that it is reasonably possible the total gross unrecognized tax benefits could decrease by approximately $1.5 million within the next 12 months.

NOTE 7 Other Accrued Liabilities

	December 31,
(In millions)	2020	2019
Operating lease liabilities	$15.3	$13.9
Accrued interest	12.6	13.3
Current liability for pension and other postretirement employee benefits	6.2	7.4
Accrued taxes other than income taxes payable	10.5	7.1
Accrued discounts and allowances	4.9	6.6
Other	8.5	12.3
	$58.0	$60.7
Included in other accrued liabilities is $6.6 million and $6.3 million related to capital expenditures that had not yet been paid as of December 31, 2020 and as of December 31, 2019.

NOTE 8 Debt
Long-term debt at the balance sheet dates consisted of:

		December 31, 2020			December 31, 2019
(In millions)	Interest Rate at December 31, 2020	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Term loan maturing 2026, variable interest rate	3.3%	$129.3	$(1.9)	$127.4	$300.0	$(5.1)	$294.9
2013 Notes, maturing 2023, fixed interest rate	—%	—	—	—	275.0	(1.5)	273.5
2014 Notes, maturing 2025, fixed interest rate	5.4%	300.0	(1.2)	298.8	300.0	(1.5)	298.5
2020 Notes, maturing 2028, fixed interest rate	4.8%	275.0	(3.9)	271.1	—	—	—
Credit Agreements, variable interest rates	3.5%	—	—	—	13.5	—	13.5
Finance leases		20.8	—	20.8	22.0	—	22.0
Total debt		725.0	(6.9)	718.1	910.5	(8.1)	902.4
Less: current portion		(1.7)	—	(1.7)	(17.9)	—	(17.9)
Net long-term portion		$723.3	$(6.9)	$716.4	$892.6	$(8.1)	$884.5

Deferred debt costs are amortized over the life of the related debt using a straight line basis which approximates the effective interest method. These costs are a direct deduction from the carrying amount related to the debt liability. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to debt retirement costs.
During 2020, in connection with the issuance of the 2020 Notes, we redeemed the 2013 Notes in full. This redemption resulted in a loss on early debt extinguishment of $3.2 million consisting of $1.2 million related to the write off of unamortized debt costs along with the premium on debt redemption of $2.1 million.
We amortized deferred debt costs of $2.1 million, $2.0 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018. Included in these amortized amounts are deferred debt costs associated with our current line of credit, which are recorded within "Other current assets" and "Other assets, net" on our Consolidated Balance Sheet.

The fair value of our debt is included in the following table:

(In millions)	December 31, 2020	December 31, 2019
Term loan maturing 2026, variable interest rate	$129.6	$300.0
2013 Notes, maturing 2023, fixed interest rate	$—	$275.4
2014 Notes, maturing 2025, fixed interest rate	$325.1	$298.7
2020 Notes, maturing 2028, fixed interest rate	$285.3	$—
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
The Credit Agreements contain certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. At December 31, 2020, we were in compliance with the Credit Agreements.
Term Loan Credit Agreement
The Term Loan Credit Agreement matures on July 26, 2026. We are required to repay the aggregate outstanding principal amount in quarterly installments in an aggregate amount for each such date equal to the aggregate principal amount of the initial loan amount (as such amount may be adjusted pursuant to the prepayment provisions of the Term Loan Credit Agreement) multiplied by 0.25%. Through the fourth quarter of 2020, we have made voluntary prepayments of principal of the Term Loan Credit Agreement of $170.0 million. In connection with these prepayments we were able to apply those amounts against our quarterly required principal installments through the maturity date of the Term Loan Credit Agreement in 2026, and therefore, no further regularly scheduled principal payments will be required prior to maturity. In connection with the voluntary repayments, we recorded $2.6 million in early debt extinguishment related to the write off of associated deferred debt fees.
In addition, we must make mandatory prepayments of principal under the Term Loan Credit Agreement upon the occurrence of certain specified events, including certain asset sales (subject to customary reinvestment rights), debt issuances not permitted under the Term Loan Credit Agreement, and based on a percentage, which may vary from 0% to 50% depending on our secured leverage ratio, of annual Excess Cash Flows in excess of certain threshold amounts, less any voluntary prepayments under the Term Loan Credit Agreement. Any remaining outstanding principal balance under the Term Loan Credit Agreement is repayable on the maturity date. Amounts repaid or prepaid by us with respect to the loans under the Term Loan Credit Agreement cannot be reborrowed. We may, at our option, prepay any borrowings under the Term Loan Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Based upon the prepayments that occurred in 2020, we do not expect any mandatory prepayments in 2021.
We may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed (1) $100 million, plus (2) the amount of all voluntary prepayments of the Term Loan Credit Agreement (other than prepayments funded with long-term indebtedness), plus (3) an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien secured leverage ratio would not exceed 2.00x to 1.00x. At December 31, 2020 our first lien secured ratio was 0.39x. Under the Term Loan Credit Agreement, loans generally may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin. When our leverage ratio is (i) less than or equal to 4.25 to 1.00, the margin is 3.00% per annum in the case of LIBOR loans and 2.00% per annum in the case of annual base rate loans and (ii) greater than 4.25 to 1.00, the margin is 3.25% per annum in the case of LIBOR loans and 2.25% per annum in the case of annual base rate loans. At December 31, 2020, our leverage ratio was 2.38x and therefore our applicable margin on LIBOR loans was 3.00%.
ABL Credit Agreement
The ABL Credit Agreement matures on July 26, 2024 and includes a $250.0 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheet as of December 31, 2020, our eligible receivables and inventory supported up to $227.1 million availability under the line of which no borrowings were outstanding and $3.6 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions.
Under the ABL Credit Agreement, loans may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin that is based on availability, as calculated under the ABL Credit Agreement that may vary from 1.25% per annum to 1.75% per annum in the case of LIBOR loans and 0.25% per annum to 0.75% per annum in the case of annual base rate loans. In addition, a commitment fee based on unused availability is also payable which may vary from 0.25% per annum to 0.375% per annum.
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable when unused availability falls below $25 million. As of December 31, 2020, our fixed charge coverage ratio was approximately 5.1x which included the impact of our voluntary debt prepayments. Our ability to utilize our ABL Credit Agreement could be limited in the future by our bond indentures which have limitations on liens.
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
The 2020 Notes are unsecured and effectively subordinated to all of the Company’s existing and future secured debt, including borrowings under its existing credit facilities. The 2020 Notes are guaranteed on an unsecured basis by each of the Company’s existing direct and indirect domestic subsidiaries, and will be guaranteed by each of the Company’s future direct and indirect domestic subsidiaries, subject to certain exceptions. If the Company is unable to make payments on the 2020 Notes when they are due, each Guarantor is obligated to make such payments.
The Indenture contains covenants that, among other things, limit our ability and the ability of any of our subsidiaries to (i) enter into sale leaseback transactions, (ii) incur liens and (iii) consolidate, merge or sell all or substantially all of our assets. In addition, the Indenture requires, among other things, we provide certain reports to holders of the 2020 Notes. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the Indenture.
We may redeem all or a portion of the 2020 Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2020 Notes upon the sale of certain assets and upon a change in control.
Scheduled principal payments for debt and minimum finance lease obligations at the balance sheet date are as follows:

December 31, 2020
(In millions)	Debt
2021	$1.7
2022	1.6
2023	1.5
2024	1.5
2025	301.7
Thereafter	417.0
Total	$725.0
NOTE 9 Asset Divestiture
In 2018, we completed the sale of our Ladysmith facility for net cash proceeds of approximately $70.9 million, resulting in a net gain of $24.0 million, which is recorded in "Other operating charges, net." The sale of the Ladysmith facility consisted of $26.8 million of property, plant and equipment and $3.4 million of inventory and did not qualify for discontinued operations treatment. Goodwill of $14.0 million and certain identifiable customer relationship intangibles of $0.9 million associated with the divested mill were written-off. During the year ended December 31, 2020, we received the final settlement of this sale which was a release of a $1.4 million indemnity and resulting restricted cash which was included in "Restricted cash" on our Consolidated Balance Sheet as of December 31, 2019.
NOTE 10 Other Operating Charges, net
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the years ended December 31 are reflected in the table below:

	Years Ended December 31,
(In millions)	2020	2019	2018
Reorganization expenses	$3.4	$2.9	$8.0
Union settlement	6.6	—	—
Miscellaneous environmental accruals	2.5	1.0	—
Directors' equity-based compensation expense (benefit)	2.9	0.3	(2.3)
Gain on divested assets, net	(1.4)	—	(24.0)
Other	—	2.1	0.8
	$14.0	$6.3	$(17.5)
2020
During 2020, we recorded a $14.0 million net loss in "Other operating charges, net". The components of the net loss include:
•expenses of $3.4 million related to reorganization expenses,
•expenses of $6.6 million associated with union settlement retroactive wage payments ($2.6 million associated with Consumer Products and $4.0 million associated with Paperboard segments),
•expense of $2.5 million associated with certain environmental liabilities primarily related to asbestos remediation,
•expense of $2.9 million relating to directors' equity based compensation
•gain of $1.4 million associated with the Ladysmith Consumer Products facility sale escrow release, and
2019
During 2019, we recorded a $6.3 million net loss in "Other operating charges, net". The components of the net loss include:
•expenses of $2.9 million related to reorganization expenses, and
•expenses of $1.0 million associated with certain environmental liabilities primarily related to asbestos remediation.
2018
During 2018, we recorded a $17.5 million net gain in "Other operating charges, net". The components of the net gain include:
•income of $2.3 million relating to directors' equity based compensation,
•a gain of $24.0 million related to the sale of the Ladysmith facility (see Note 9 "Asset Divestiture" for further discussion), and
•expenses of $8.0 million related to reorganization expenses.
NOTE 11 Non Operating Income (Expense)
The major components of “Non-operating expense” in the Consolidated Statements of Operations for the years ended December 31 are reflected in the table below:

	Years Ended December 31,
(In millions)	2020	2019	2018
Interest expense	$(44.4)	$(49.8)	$(39.5)
Capitalized interest	—	5.9	9.0
Amortization of debt issuance costs	(2.1)	(2.0)	(1.4)
Interest income	—	1.1	1.2
Interest expense, net	(46.5)	(44.9)	(30.7)

Debt retirement costs	(5.9)	(2.7)	—
Non-operating pension and other postretirement employee benefits expense	(7.6)	(5.7)	(4.9)
Total non-operating expense	$(59.9)	$(53.3)	$(35.6)
NOTE 12 Savings, Pension and Other Postretirement Employee Benefit Plans
Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans including company-sponsored and multiemployer plans, and other postretirement employee benefit (OPEB) plans.
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. As of December 31, 2020 our contributions may be up to 7.7% for U.S. salaried and non-union hourly employees, consisting of a match of up to 4.2% of allowable contributions and an automatic employer contribution of 3.5%. Contributions associated with our Union employees are based upon negotiated agreements. In 2020, 2019 and 2018, we recorded expense of $17.3 million, $15.3 million, and $14.7 million related to employer contributions to the 401(k) plans.

Company-Sponsored Defined Benefit Pension and OPEB Plans
A majority of our salaried employees and a portion of our hourly employees are covered by company-sponsored noncontributory defined benefit pension plans. We provide retiree health care and life insurance plans, which cover certain salaried and hourly employees. Retiree health care benefits for Medicare eligible participants over the age of 65 are provided through Health Reimbursement Accounts, or HRA's. Benefits for retirees under the age of 65 are provided under our company-sponsored health care plans, which require retiree contributions and contain other cost-sharing features. The retiree life insurance plans are primarily noncontributory.
We also maintain a Salaried Supplemental Benefit Plan, an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to certain executives. Benefits in the Salaried Supplemental Benefit Plan are generally provided to restore benefits or company contributions that are reduced under the Company sponsored qualified plans due to the limits of Section 401(a)(17) or 415 of the Code. The plan is composed of a defined benefit portion and a defined contribution portion. The defined benefit portion of the plan was frozen on December 31, 2011 (the date on which all benefit accruals under the Salaried Retirement Plan were frozen) and as of December, 31, 2020, we only had two active employees under this portion. The defined contribution portion of this liability totaled $2.4 million and $2.2 million at December 31, 2020 and December 31, 2019. The current and long term portions of the liability is included in “Accrued compensation” and “Other long-term obligations” on our Consolidated Balance Sheets. The defined benefit portion is included in the pension benefit tables below.
Pension and Other Postretirement Employee Benefit Plans
The following table shows the changes in the benefit obligation, plan assets and funded status for 2020 and 2019 for both the pension benefit plans and the other postretirement employee benefit plans.

	Pension Benefit Plans		Other Post Retirement Employee Benefit Plans
(In millions)	2020	2019	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$316.5	$294.2	$66.4	$60.3
Service cost	2.2	2.4	0.1	0.1
Interest cost	10.4	12.4	2.3	2.8
Actuarial (gains) losses	26.9	29.0	11.0	9.6
Benefits paid	(21.1)	(21.5)	(5.6)	(6.4)
Benefit obligation at end of year	334.9	316.5	74.2	66.4
Changes in plan assets:
Fair value of plan assets at beginning of year	306.6	268.8	—	—
Actual return on plan assets	50.0	58.8	—	—
Employer contribution	0.5	0.5	5.6	7.0
Benefits paid	(21.1)	(21.5)	(5.6)	(7.0)
Fair value of plan assets at end of year	335.9	306.6	—	—
Funded status at end of year	$1.0	$(9.9)	$(74.2)	$(66.4)
Amounts recognized in Consolidated Balance Sheet:
Non-current assets	$13.5	$7.7	$—	$—
Current liabilities	(0.4)	(0.4)	(5.8)	(7.0)
Non-current liabilities	(12.0)	(17.2)	(68.4)	(59.4)
Net amount recognized	$1.0	$(9.9)	$(74.2)	$(66.4)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net actuarial loss (gain)	$73.3	$91.4	$5.9	$(5.1)
The benefit obligation for our pension benefits is the projected benefit obligation based upon credited service as of the measurement date.

The December 31, 2020 pension funded status was favorably affected by better than expected asset returns, partially offset by a decrease in the discount rate. The December 31, 2020 OPEB benefit obligation increased as of December 31, 2020 due to a decrease in the discount rate partially offset by the continued payment of benefits.
Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In millions)	2020	2019
Projected benefit obligation	$188.7	$178.5
Accumulated benefit obligation	188.7	178.5
Fair value of plan assets	176.2	160.8
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

	Pension Benefit Plans			Other Post Retirement Employee Benefit Plans
(In millions)	2020	2019	2018	2020	2019	2018
Service cost	$2.2	$2.4	$1.8	$0.1	$0.1	$0.1
Interest cost	10.4	12.4	12.0	2.3	2.8	2.4
Expected return on plan assets	(15.0)	(16.5)	(17.0)	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	(1.7)
Amortization of actuarial loss (gain)	9.8	7.3	10.1	—	(0.3)	(0.9)
Net periodic cost (income)	$7.5	$5.6	$6.9	$2.4	$2.6	$(0.1)
The components of net periodic pension expense other than the Service cost component are included in "Other non-operating expense" in the Consolidated Statements of Operations. During 2020, 2019, and 2018, $1.9 million, $1.5 million and $1.2 million of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.5 million, $1.0 million and $0.8 million were charged to "Selling, general and administrative expenses," in the accompanying Consolidated Statements of Operations.

Assumptions:	Pension Benefit Plans			Other Post Retirement Employee Benefit Plans
	2020	2019	2018	2020	2019	2018
Actuarial assumption used to determine benefit obligation:
Discount rate	2.6%	3.4%	4.4%	2.6%	3.6%	4.6%
Actuarial assumption used to determine net periodic pension cost:
Discount rate	3.4%	4.4%	3.9%	3.6%	4.6%	4.0%
Expected return on plan assets	5.5%	6.0%	6.0%	—	—	—
The discount rate used in the determination of pension benefit obligations and pension expense was determined based on a review of long-term high-grade bonds. The discount rate used to calculate OPEB obligations was determined using the same methodology we used for our pension plans.
The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices and forward looking expectations of returns. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return.

The assumed health care cost trend rate used to calculate 2020 OPEB cost was 6.9% in 2020, grading to 3.7% over approximately 60 years, for participants whose benefits are not provided through HRAs, and 4.5% in 2020 through 2061, then grading to 3.7% after 2061 for participants whose benefits are provided through HRAs. The health care cost trend rate used to calculate December 31, 2020 OPEB obligations was 6.0% in 2021, grading to 3.7% over approximately 60 years, for participants whose benefits are not provided through HRAs, and 4.5% in 2021 through 2061, then grading to 3.7% after 2061 for participants whose benefits are provided through HRAs. This assumption has a significant effect on the amounts reported.
Plan Assets
There have been no changes in the methodologies used during 2020 and 2019. Investments in common and collective trust funds are generally valued based on their respective net asset value, or NAV, (or its equivalent), as a practical expedient to estimate fair value due to the absence of a readily determinable fair value.
The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2020
(In millions)	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$2.4	$—	$2.4
Common and collective trust:
Collective investment funds	—	333.5	333.5
Total investments at fair value	$2.4	$333.5	$335.9

	December 31, 2019
(In millions)	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$2.0	$—	$2.0
Common and collective trusts:
Collective investment funds	—	304.6	304.6
Total investments at fair value	$2.0	$304.6	$306.6
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
The general policy states that plan assets would be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that management is to maintain adequate liquidity for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revising long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets, avoid the risk of large losses and also attempt to preserve the funded status of the plans. Major steps taken to provide this protection included:
▪Assets are diversified among various asset classes, such as domestic equities, international equities, fixed income and cash. The long-term asset allocation ranges are as follows:

Domestic equities	5%	-	10%
International equities, including emerging markets	5%	-	10%
Corporate/Government bonds	80%	-	90%
Liquid reserves	—%	-	5%

Periodically, we review the allocations within these ranges to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.
•Assets are managed by professional investment managers and could be invested in separately managed accounts or commingled funds.
▪Assets are not invested in securities rated below BBB- by S&P or Baa3 by Moody’s.
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
As of December 31, 2020, eight investment options held substantially all of the pension funds. Plan assets were diversified among the various asset classes within the allocation ranges approved by the Benefits Committee.
In 2020, we did not make any contributions to our qualified pension plans, and we currently do not anticipate making any cash contributions to those plans in 2021. We contributed $0.5 million to our non-qualified pension plan in 2020. We do not anticipate funding our OPEB plans in 2021 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments are as follows for the years indicated:

(In millions)	Pension Benefit Plans	Other Postretirement Employee Benefit Plans
2021	$20.4	$5.8
2022	20.4	5.2
2023	20.3	4.8
2024	20.2	4.6
2025	20.0	4.4
2026-2030	95.3	19.6
Multiemployer Defined Benefit Pension Plans
Hourly employees at one of our manufacturing facilities participate in multiemployer defined benefit pension plans: the PACE Industry Union-Management Pension Fund (PIUMPF) which is managed by United Steelworkers (USW), Benefits; and the International Association of Machinist & Aerospace Workers National Pension Fund (IAM NPF). We make contributions to these plans, as well as make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is also managed by USW Benefits. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:
•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The number of employers participating in PIUMPF fell from 135 during 2012 to 49 during 2019. We believe that we are now the employer making the largest proportion of total contributions.
•Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan, except when that plan is in "critical" or "critical and declining" status. In certain circumstances, an employer can also be assessed a statutory withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on information available to us as of December 31, 2020, as well as information provided by PIUMPF and IAM NPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF and IAM NPF in 2020 would have been in excess of $82 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF and IAM NPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.
Our participation in these plans for the annual period ended December 31, 2020, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2020 and 2019 is for a plan’s year-end as of December 31, 2020 and 2019. The zone status is set under the provisions of the Multiemployer Pension Plan Reform Act of 2014 and is based on information we received from the plans and is certified by each plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Funding Improvement Plan, or FIP, or a Rehabilitation Plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2020, the contribution rate for the IAM NPF plan was $4.00 per hour. In accordance with the Rehabilitation Plan, we began contributing an additional contribution in June 2019. This additional contribution started at 2.5% and will increase 2.5% each year while the Rehabilitation Plan is in effect. Starting June of 2020 our additional contribution increased to 5.0% of our contractual contribution rate. This additional contribution is scheduled to continue and compound each year while the rehabilitation plan remains in effect. In 2020, the contribution rate for PIUMPF was $2.79 per hour. Contribution rates for IAM NPF and PIUMPF were increased as part of the RP in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. We were listed in PIUMPF’s Form 5500 report as providing more than five percent of the total contributions for the years 2019 and 2018. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2020 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in millions)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2020	2019		2020	2019	2018
IAM NPF	51-6031295	002	Red	Red	Implemented	$0.3	$0.3	$0.3	No	5/31/2023
PIUMPF	11-6166763	001	Red	Red	Implemented	5.5	5.3	5.4	No	8/31/2025
					Total Contributions:	$5.7	$5.6	$5.7
.
Other Benefit Plans
We maintain the Clearwater Paper Corporation Management Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 50% of their regular salary and up to 10% of their Annual incentives. Each plan participant is fully vested in these contributions. The liability under this plan totaled $3.2 million and $2.5 million at December 31, 2020 and December 31, 2019. The current and long term portions of the liability is included in “Accrued compensation” and “Other long-term obligations” on our Consolidated Balance Sheets.

NOTE 13 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

(In millions)	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2018	$(83.0)	$15.7	$(67.3)
Other comprehensive income (loss) before reclassifications	9.8	(7.1)	2.7
Amounts reclassified from accumulated other comprehensive loss	5.4	(0.3)	5.1
Other comprehensive income (loss), net of tax	15.2	(7.4)	7.8
Balance at December 31, 2019	(67.8)	8.3	(59.5)
Other comprehensive income (loss) before reclassifications	6.0	(8.1)	(2.1)
Amounts reclassified from accumulated other comprehensive loss	7.3	—	7.3
Other comprehensive income (loss), net of tax	13.3	(8.1)	5.2
Balance at December 31, 2020	$(54.5)	$0.2	$(54.3)
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	December 31,
(In thousands - except per share data)	2020	2019	2018
Basic average common shares outstanding[1]	16,569	16,533	16,487
Incremental shares due to:
Stock based awards	141	—	—
Performance Shares	14	—	—
Diluted average common shares outstanding	16,724	16,533	16,487
Basic net income (loss) per common share	$4.65	$(0.34)	$(8.72)
Diluted net income (loss) per common share	$4.61	$(0.34)	$(8.72)
Anti-dilutive shares excluded from the calculation were 0.5 million, 1.0 million and 0.9 million for the years ended December 31, 2020, 2019 and 2018.
1Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 15 "Stockholders' Equity" for further discussion.

NOTE 15 Stockholders' Equity
PREFERRED STOCK
We are authorized to issue up to 5,000,000 shares of preferred stock at $0.0001 par value. At December 31, 2020, no shares of preferred stock have been issued.
COMMON STOCK PLANS
We have stock-based compensation plans under which stock options and restricted units are granted. At December 31, 2020, approximately 1.3 million shares were available for future issuance under our current plan.

	Year ended December 31,
(In millions)	2020	2019	2018
Total stock-based compensation expense (selling, general and administrative and other operating charges, net)	$10.5	$4.1	$3.3
Income tax benefit related to stock-based compensation	2.7	1.0	1.5
Impact on cash flow due to taxes paid related to net share settlement of equity awards	0.7	0.4	0.4
We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of one to three years.
Restricted Stock Units (Time and Performance Vesting)
We grant restricted awards to certain employees. The awards can either be time vested or vested based upon the attainment of certain performance metrics over a certain time period. Performance conditions generally are tied to attainment of certain financial targets such as return on invested capital, free cash flow or other similar measures. Awards granted under this plan generally have a performance or vesting period of three years from the date of grant. These awards are eligible to receive dividend equivalent shares.The market value of these grants approximates the fair value. For awards based upon the achievement of performance goals, the award could range from 0% to 200%. A summary of the status of outstanding restricted stock units as of December 31, 2020, and changes during the year, is presented below:

	Time Vested		Performance-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock units, outstanding at December 31, 2019	190,190	$31.76	177,032	$29.09
Granted	377,822	23.46	120,382	27.67
Vested	(81,214)	35.12	—	—
Forfeited / Canceled[1]	(61,546)	26.41	(103,069)	29.92
Restricted stock units, outstanding at December 31, 2020	425,252	24.52	194,345	27.76
Deferred shares, outstanding at December 31, 2020	33,663	7.31	—
Total units outstanding at December 31, 2020	458,915	$23.26	194,345	27.76
1 Forfeited / Canceled performance-based restricted stock units include both shares forfeited due to employees failure to meet requisite service period and also due to failure to meet required performance measures.
The total fair value of share awards that vested during the years ended December 31, 2020, 2019 and 2018 was $2.9 million, $2.1 million and $2.0 million.
As of December 31, 2020, there was $7 million of total unrecognized compensation cost related to outstanding restricted stock unit awards. The cost is expected to be recognized over a weighted average period of 2.0 years.

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

		2018
Volatility	The expected volatility is based upon Clearwater Paper's historical stock prices.	35%
Risk-free interest rate	The risk-free interest rate is based on constant maturity treasury rates with maturities matching the options' expected life on the grant date.	2.74%
Expected life-years	The expected life is the approximate mid-point between the expected vesting time and the remaining contractual life.	6 years
A summary of the status of outstanding stock option awards as of December 31, 2020, and changes during the year, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2019	656,374	$49.36	6.2	$—
Exercised	(972)	29.12
Forfeited	(23,164)	37.49
Expired	(278,792)	50.71
Outstanding options at December 31, 2020	353,446	$49.13	5.2	$—
Outstanding and exercisable options at December 31, 2020	325,161	$50.16	5.0	$—
The weighted average grant date fair value of options granted during 2018 was $14.51.
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
We recorded director equity-based compensation expense for the years ended December 31, 2020 and December 31, 2019 of $2.9 million and $0.3 million. For the year ended December 31, 2018, we recorded a benefit of $2.3 million.
At December 31, 2020 and 2019 the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on our Consolidated Balance Sheet was $5.2 million and $2.4 million.

NOTE 16 Commitments and Contingencies
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
PURCHASE OBLIGATIONS
To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas and electricity requirements of our manufacturing facilities, which were reported through "Cost of sales" on our Consolidated Statements of Operations. As of December 31, 2020, these contracts cover approximately 17% of our expected average monthly natural gas and electricity needs at the respective manufacturing facilities through 2021. These contracts qualify for treatment as "normal purchases or normal sales" under authoritative guidance and thus required no mark-to-market adjustment.
We enter into third-party contracts for certain raw materials, including pulp, logs and chemicals, which may extend beyond one year. Such contracts are typically negotiated to ensure availability of certain product specifications at market prices that adjust regularly within reasonable commercial terms. Such agreements may include minimum quantities, but reductions are permitted when economic or business conditions require reduced production containing the respective raw material.
NOTE 17 Segment Information
Our businesses are organized into two reportable operating segments: Consumer Products and Pulp and Paperboard. The reporting segments follow the same accounting policies used for our Consolidated Financial Statements. We evaluate the performance of our business segments based upon net sales and operating income (loss).
Consumer Products
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products, or retail products, and minor amounts of away-from-home tissue products and parent rolls. Retail products include bath, paper towels, facial and napkin product categories. Each category is further distinguished according to quality segments: ultra, premium, value and economy.
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

The table below presents information about our reportable segments:

(In millions)	2020	2019	2018
Segment net sales:
Consumer Products	$1,032.7	$906.8	$884.8
Pulp and Paperboard	835.9	854.7	839.4
Total segment net sales	$1,868.6	$1,761.5	$1,724.2

Operating income (loss):
Consumer Products	$109.2	$(6.6)	$0.3
Pulp and Paperboard	126.0	115.3	130.9
Corporate	(63.0)	(57.0)	(51.5)
Goodwill impairment	—	—	(195.1)
Other operating charges, net	(14.0)	(6.3)	17.5
Income (loss) from operations	$158.1	$45.4	$(97.9)

Depreciation and amortization:
Consumer Products	$68.5	$69.7	$57.8
Pulp and Paperboard	36.7	39.4	37.8
Corporate	5.8	6.5	6.3
Total depreciation and amortization	$111.0	$115.6	$101.9

Assets:
Consumer Products	$1,079.9	$1,147.1	$1,094.1
Pulp and Paperboard	614.9	652.2	638.8
Corporate	105.6	78.4	55.2
Total assets	$1,800.4	$1,877.7	$1,788.1

Capital expenditures:
Consumer Products	$17.4	$114.9	$262.7
Pulp and Paperboard	20.4	16.7	20.9
	37.8	131.6	283.6
Corporate	1.9	8.5	12.1
Total capital expenditures	$39.6	$140.1	$295.7

For the year-ended December 31, 2020, one customer was 14% of our total consolidated sales and for the year ended December 31, 2019, there were no customers with more than 10% of our total consolidated sales. For the year ended December 31, 2018 one customer was 11% of our total consolidated net sales.

Our manufacturing facilities and all other assets are located within the continental United States. We sell and ship our products to customers in several foreign countries. Net sales, classified by the major geographic areas in which our customers are located and by major products, were as follows:

(In millions)	2020	2019	2018
Primary geographical markets:
United States	$1,766.2	$1,686.2	$1,648.6
Other Countries	102.4	75.3	75.6
Total Net Sales	$1,868.6	$1,761.5	$1,724.2

Major products:
Retail tissue	$975.8	$845.6	$794.4
Paperboard	828.3	846.7	835.5
Non-retail tissue	41.1	56.5	88.2
Other	23.4	12.7	6.0
Total net sales	$1,868.6	$1,761.5	$1,724.2

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO and with the oversight of the Audit Committee of the Board of Directors, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Clearwater Paper Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Clearwater Paper Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
February 25, 2021

ITEM 9B.	Other Information
None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The following table details the executive officers of the Company as of December 31, 2020:

Name	Age	Title / Position Held
Arsen S. Kitch	39	President and Chief Executive Officer
Michael J. Murphy	48	Senior Vice President, Finance and Chief Financial Officer
Steve M. Bowden	57	Senior Vice President, General Manager, Pulp and Paperboard Division
Michael S. Gadd	56	Senior Vice President and General Counsel and Corporate Secretary
Joanne Shufelt	65	Senior Vice President, General Manager, Consumer Products Division
Kari G. Moyes	53	Senior Vice President, Human Resources
Arsen S. Kitch has served as President and Chief Executive Officer, as well as a director, since April 2020. Mr.Kitch served as Senior Vice President, General Manager, Consumer Products Division since May 2018 and served as Vice President, General Manager, Consumer Products Division from January 2018 to May 2018. He served as Vice President, Finance and Vice President Financial Planning and Analysis from January 2015 through December 2017.
Michael J. Murphy joined the company in April 2020 as Senior Vice President, Chief Financial Officer. From January 2020 to April 2020, Mr. Murphy worked as an independent consultant for the Company assisting in long-term strategic planning. Prior to joining the Company, Mr. Murphy was the Chief Financial Officer of NxEdge, Inc., a parts manufacturer for the semiconductor and display industries, a position he held from April 2019 to November 2019. He served KapStone Paper and Packaging Corporation, a publicly traded company, as Vice President Strategy and Strategic Initiatives from January 2016 to November 2018, and Vice President Finance from October 2014 to January 2016. He served as Treasurer and Vice President of Boise Inc., a paper and packaging publicly traded company, from 2012 to 2014.
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
Michael S. Gadd has served as Senior Vice President since May 2011 and General Counsel and Corporate Secretary since December 2008.
Joanne Shufelt has served as Senior Vice President, General Manager, Consumer Products Division since June 2020. From February 2020 to June 2020 she served as Interim Vice President, General Manager Consumer Products. Ms. Shufelt served as Vice President, National Sales and Marketing, Consumer Products Division from October 2015 to June 2020; Vice President, Marketing and Sales, Consumer Products Division from July 2013 to October 2015 and National Sales Manager, Consumer Products Division, from April 2012 to July 2013.
Kari G. Moyes has served as Senior Vice President, Human Resources since February 2015, and served as Vice President, Labor Relations from July 2013 through January 2015.
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be held on May 17, 2021, referred to in this report as the 2021 Proxy Statement, which information is incorporated herein by reference. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2021 Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees and a Code of Ethics for Senior Officers that applies to our CEO, CFO, the President, the Controller and other Senior Financial Officers identified by our Board of Directors. You can find each code on our website by going to the following address: www.clearwaterpaper.com, selecting “Investors" and "Governance,” then selecting the link for “Code of Business

Conduct and Ethics" or "Code of Ethics for Senior Officers.” We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website. To date, no waivers of the Code of Ethics for Senior Financial Officers have been considered or granted.
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
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2021 Proxy Statement is incorporated herein by reference.
The following table provides certain information as of December 31, 2020, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,201,053	$49.13	1,276,780
Equity compensation plans not approved by security holders	—	—	—
Total	1,201,053	$49.13	1,276,780
1     Includes 388,688 performance shares, 353,447 stock options, and 458,918 restricted stock units, or RSUs, which are the maximum number of shares that could be awarded under the performance share, stock option, and RSU programs, not including future dividend equivalents, if any are paid.
2     Performance shares and RSUs do not have exercise prices. During 2020, 84,293 stock option awards vested with a weighted average exercise price of $45.16.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
FINANCIAL STATEMENTS
The following financial statements of Clearwater Paper are included in this report:

Consolidated Balance Sheets - December 31, 2020, and 2019.
Consolidated Statements of Operations - years ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Comprehensive Income - years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Cash Flows - years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Stockholders’ Equity - years ended December 31, 2020, 2019 and 2018.
Notes to the Financial Statements.
Report of Independent Registered Public Accounting Firm.

No other financial statement schedules are required to be filed.

EXHIBIT NUMBER	DESCRIPTION

3.1
Restated Certificate of Incorporation of the Company, effective as of December 16, 2008, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

3.2
Amended and Restated Bylaws of the Company, effective as of December 16, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2008).

4.1
Indenture, dated as of July 29, 2014, by and among Clearwater Paper Corporation (the “Registrant”), the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on July 29, 2014).

4.1(i)
Form of 5.375% Senior Notes due 2025 (incorporated by reference as Exhibit A to the Indenture filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on July 29, 2014).

4.2
Indenture, dated as of August 18, 2020, by and among Clearwater Paper Corporation, the Guarantors,(as defined therein) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2020).

4.2(i)
Form of 4.750% Senior Notes due 2028 (included as Exhibit A to the Indenture) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2020).

10.1
Term Loan Agreement, dated as of July 26, 2019, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2019).

10.2
ABL Credit Agreement, dated as of July 26, 2019 by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2019).

10.2(i)
Amendment to ABL Credit Agreement, dated as of January 29, 2020 by and among JPMorgan Chase Bank, N.A., as administrative agent and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2020).

10.2(ii)
First Amendment to the ABL Credit Agreement, dated as of August 7, 2020 by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2020).

10.3[1]
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

10.5[1]
Employment Agreement between Arsen S. Kitch and the Company, dated effective April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2020).

10.6[1]
Offer letter, dated April 9, 2020 between Michael J. Murphy and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 5, 2020).

10.7[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2015).

10.7(i)[1]
Amendment to the Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan, effective January 1, 2017 (incorporated by reference to Exhibit 10.5(i) to the Company's Annual Report on Form 10-K filed with the Commission on February 22, 2017).

10.7(ii)[1]	Clearwater Paper Corporation 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2017).

10.7(iii)[1]
Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2020).

10.8[1]
Clearwater Paper Corporation—Form of Performance Share Agreement, as amended and restated, to be used for annual performance share awards approved subsequent to December 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 10, 2017).

10.8(i)[1]
Clearwater Paper Corporation-Form of Performance Share Agreement, as amended and restated, to be used for annual performance share awards approved subsequent to December 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 14, 2019).

10.9*
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, as amended and restated December 1, 2009, to be used for annual restricted stock unit awards approved subsequent to December 31, 2009, (incorporated by reference to Exhibit 10.12(ii) to the Company's Current Report on Form 8-K filed with the Commission on December 4, 2009).

10.9(i)[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of RSU Deferral Agreement for Founders Grant RSUs (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

10.9(ii)[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Restricted Stock Unit Agreement, to be used for restricted stock unit awards approved subsequent to December 31, 2015 (incorporated by reference to Exhibit 10.7(xii) to the Company’s Annual Report on Form 10-K filed with the Commission February 22, 2016).

10.9(iii)[1]
Clearwater Paper Corporation—Form of Restricted Stock Unit Agreement, as amended and restated, to be used for restricted stock unit awards approved subsequent to December 31, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on February 10, 2017).

10.9(iv)[1]
Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for restricted stock unit awards approved subsequent to December 31, 2017 (incorporated by reference to Exhibit 10.7(x) to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2018).

10.9(v)[1]
Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for restricted stock unit awards approved subsequent to December 31, 2019 (incorporated by reference to Exhibit 10.20*[1] to the Company's Annual Report of From 10-K filed with the Commission on March 9, 2020).

10.10[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current Report on Form 8-K filed with the Commission on February 18, 2014).

10.10(i)[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Letter of Amendment to Outstanding Stock Option Agreement, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.7(i) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.10(ii)[1]
Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2014 (incorporated by reference to Exhibit 10.7(ii) to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.10(iii)[1]
Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2015 (incorporated by reference to Exhibit 10.8(iii) to the Company’s Annual Report on Form 10-K filed with the Commission February 22, 2016).

10.10(iv)[1]
Clearwater Paper Corporation— Form of Stock Option Agreement, as amended and restated, to be used for annual restricted stock unit awards approved subsequent to December 31, 2016 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on February 10, 2017).

10.10(v)[1]
Clearwater Paper Corporation- Form of Stock Option Agreement, as amended and restated, to be used for annual restricted stock unit awards approved subsequent to December 31, 2017 (incorporated by reference to Exhibit 10.8(v) to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2018).

10.11[1]	Clearwater Paper Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2014).

10.11(i)[1]
Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 27, 2016).

10.12[1]
Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2017).

10.12(i)[1]
Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective May 1, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2020).

10.13[1]	Clearwater Paper Executive Severance Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.13(i)[1]	Clearwater Paper Amended Executive Severance Plan (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2018).

10.14[1]
Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2017).

10.14(i)[1]
Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective May 1, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2020).

10.15[1]	Clearwater Paper Corporation Benefits Protection Trust Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Commission on March 18, 2009).

10.15(i)[1]
Amendment to the Clearwater Paper Corporation Benefits Protection Trust Agreement, dated August 8, 2013 (incorporated by reference to Exhibit 10.16(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission on October 31, 2013).

10.16[1]
Clearwater Paper Corporation Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2008).

10.16(i)[1]
Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 7, 2017).

10.16(ii)[1]
Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2018).

10.17[1]	Clearwater Paper Change of Control Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

(21)	Clearwater Paper Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Balance Sheets at December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

1	Management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/s/ Arsen S. Kitch
Arsen S. Kitch President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/s/ Arsen S. Kitch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Arsen S. Kitch

By	/s/ Michael J. Murphy	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Michael J. Murphy

By	/s/ Rebecca A. Barckley	Vice President, Corporate Controller (Principal Accounting Officer)	February 25, 2021
Rebecca A Barckley

	* Alexander Toeldte	Director and Chair of the Board	February 25, 2021

	* Kevin J. Hunt	Director	February 25, 2021

	* John J. Corkrean	Director	February 25, 2021

	* John W. Laymon	Director	February 25, 2021
	* William D. Larsson	Director	February 25, 2021

	* John P. O'Donnell	Director	February 25, 2021

	* Ann C. Nelson	Director	February 25, 2021

*By	/s/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)