Form 10-Q
period 2021-03-31
Clearwater Paper Corp
filed 2021-05-05
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

The number of shares of common stock of the registrant outstanding as of May 4, 2021 was 16,684,582.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding capital expenditures; product demand and volume; the impact of COVID-19 on our operations; inventory levels; input costs and inflation; major maintenance costs and timing; accounting standards; liquidity; capital expenditures; cash flow; borrowing and credit facilities; credit agreement compliance; disclosure controls, our operations and expectations, timing and costs related to maintenance, and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2020 Form 10-K, as well as the following:
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

CLEARWATER PAPER CORPORATION

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$57.1	$35.9
Receivables, net of allowance for current expected credit losses of $1.6 at March 31, 2021 and December 31, 2020	134.9	160.6
Inventories	293.1	263.3
Other current assets	15.3	15.2
Total current assets	500.4	474.9
Property, plant and equipment, net	1,173.2	1,191.5
Operating lease right-of-use assets	60.9	63.5
Goodwill and intangible assets, net	48.0	48.8
Other assets, net	21.3	21.7
TOTAL ASSETS	$1,803.9	$1,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1.7	$1.7
Accounts payable and accrued liabilities	233.5	243.1
Total current liabilities	235.3	244.8
Long-term debt	716.3	716.4
Long-term operating lease liabilities	51.0	54.3
Liability for pension and other postretirement employee benefits	79.6	80.5
Deferred tax liabilities and other long-term obligations	185.6	183.3
TOTAL LIABILITIES	1,267.8	1,279.3
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,678,422 and 16,573,246 shares issued	—	—
Additional paid-in capital	17.6	16.6
Retained earnings	570.9	558.8
Accumulated other comprehensive loss, net of tax	(52.4)	(54.3)
TOTAL STOCKHOLDERS' EQUITY	536.1	521.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,803.9	$1,800.4
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In millions, except per-share data)	2021	2020
Net sales	$425.9	$477.9
Costs and expenses:
Cost of sales	370.6	423.0
Selling, general and administrative expenses	27.8	27.5
Other operating charges, net	0.4	8.6
Total operating costs and expenses	398.8	459.1
Income from operations	27.1	18.8
Interest expense, net	(9.3)	(12.8)
Other non-operating expense	(2.5)	(1.9)
Total non-operating expense	(11.8)	(14.7)
Income before income taxes	15.3	4.1
Income tax provision (benefit)	3.2	(6.2)
Net income	$12.1	$10.3

Net income per common share:
Basic	$0.73	$0.62
Diluted	0.71	0.62

Average shares of common stock used to compute net income per share: (in thousands)
Basic	16,647	16,555
Diluted	16,979	16,615

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Net income	$12.1	$10.3
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $0.7 and $0.6	1.9	1.8
Other comprehensive income, net of tax	1.9	1.8
Comprehensive income	$14.0	$12.1

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12.1	$10.3
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	26.8	28.0
Stock-based compensation expense	2.4	1.5
Deferred and other income taxes	(0.4)	1.8
Pension and other postretirement employment benefits	1.7	0.8
Gain on divested assets	—	(1.4)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	25.7	(37.3)
(Increase) decrease in inventory	(29.7)	40.9
Increase in other current assets	(0.2)	(9.0)
Decrease in accounts payable and accrued liabilities	(6.2)	(24.0)
Other, net	1.7	0.1
Net cash flows provided by operating activities	33.8	11.7
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(11.1)	(10.5)
Net cash flows used in investing activities	(11.1)	(10.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of short-term debt	—	88.5
Repayments of short-term debt	—	(48.5)
Repayments of long-term debt	(0.4)	(1.1)
Proceeds from sale of stock under employee awards	0.5	—
Taxes paid related to net share settlement of equity awards	(1.6)	(0.7)
Other, net	—	(0.2)
Net cash flows provided by (used in) financing activities	(1.4)	38.1
Increase in cash, cash equivalents and restricted cash	21.2	39.3
Cash, cash equivalents and restricted cash at beginning of period	36.9	22.4
Cash, cash equivalents and restricted cash at end of period	$58.2	$61.8

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$16.1	$19.2
Cash (received) paid for income taxes	$(8.4)	$—

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$57.1	$60.8
Restricted cash included in Other assets, net	1.1	1.0
Total cash, cash equivalents and restricted cash	$58.2	$61.8
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2019	16,515	$—	$9.8	$481.7	$(59.5)	$432.0
Net income	—	—	—	10.3	—	10.3
Stock-based compensation expense	—	—	1.3	—	—	1.3
Issuance of shares under stock plans, net	54	—	(0.7)	—	—	(0.7)
Amortization of actuarial loss on pension and other postretirement employee benefit plans, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at March 31, 2020	16,569	$—	$10.4	$492.1	$(57.7)	$444.8

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2020	16,572	$—	$16.6	$558.8	$(54.3)	$521.1
Net income	—	—	—	12.1	—	12.1
Stock-based compensation expense	—	—	2.0	—	—	2.0
Issuance of shares under stock plans, net	92	—	(1.6)	—	—	(1.6)
Stock option exercise	13		0.5			0.5
Amortization of actuarial loss on pension and other postretirement employee benefit plans, net of tax of $0.7	—	—	—	—	1.9	1.9
Balance at March 31, 2021	16,678	$—	$17.6	$570.9	$(52.4)	$536.1

See accompanying Notes to the Consolidated Financial Statements.

Clearwater Paper Corporation
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations, stockholders' equity and cash flows for us and our subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. All dollar amounts are shown in millions, except per share.
NOTE 2 RECENTLY ADOPTED AND NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which removes certain exceptions, such as the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year, and simplifies the accounting for income taxes in areas such as franchise tax (or similar tax) that is partially based on income. The new standard is effective for annual and interim periods beginning after December 15, 2020. This ASU was adopted as of January 1, 2021 and did not have a material impact on our consolidated financial statements.
We reviewed all other new accounting pronouncements issued in the period and concluded that they are not applicable or not material to our business.
NOTE 3 FAIR VALUE MEASUREMENTS
Carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.
The fair value of our debt is included in the following table:

	March 31, 2021	December 31, 2020
Term loan maturing 2026, variable interest rate	$129.0	$129.6
2014 Notes, maturing 2025, fixed interest rate	$316.9	$325.1
2020 Notes, maturing 2028, fixed interest rate	$276.0	$285.3

NOTE 4 RECEIVABLES
Receivables consist of:

	March 31, 2021	December 31, 2020
Trade accounts receivable	$121.5	$139.0
Allowance for current expected credit losses	(1.6)	(1.6)
Unbilled receivables	8.1	5.1
Taxes receivable	4.8	16.0
Other	2.1	2.1
	$134.9	$160.6

NOTE 5 INVENTORIES
Inventories consist of:

	March 31, 2021	December 31, 2020
Logs, chips and sawdust	$14.9	$17.2
Pulp	20.1	11.5
Paperboard and tissue products	159.7	137.0
Materials and supplies	98.3	97.7
	$293.1	$263.3
NOTE 6 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consists of:

	March 31, 2021	December 31, 2020
Trade payables	$151.9	$143.4
Accrued compensation	30.3	41.7
Operating lease liabilities	15.6	15.3
Accrued interest	5.4	12.6
Accrued taxes other than income	13.4	10.5
Other accrued liabilities	16.9	19.6
	$233.5	$243.1
Included in accounts payable and accrued liabilities is $8.5 million and $12.1 million related to capital expenditures that had not yet been paid as of March 31, 2021 and December 31, 2020.

NOTE 7 INCOME TAXES
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

For the three months ended March 31, 2021, our income tax expense reflects an income tax provision of $3.2 million as compared to an income tax benefit of $6.2 million in the comparable period of 2020. Our effective tax rate for the first three months of 2021 is comparable to the statutory tax rate. Our effective tax rate for the first three months of 2020 varies from the statutory U.S. federal income tax rate of 21% primarily due to a $7.3 million benefit from the provisions of the Coronavirus Aid, Relief, and Economic Security Act.

NOTE 8 OTHER OPERATING CHARGES
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 are reflected in the table below and described in the paragraphs following the table:

	Three Months Ended March 31,
	2021	2020
Reorganization expenses	$—	$2.8
Union settlement	—	6.6
Gain on divested assets	—	(1.4)
Directors' equity-based compensation expense	0.4	0.2
Other	—	0.4
	$0.4	$8.6

2021
During the first quarter of 2021, we recorded $0.4 million of expenses in "Other operating charges, net." The components of the expense include:
•expense of $0.4 million relating to directors' equity based compensation

2020

During the first quarter of 2020, we recorded $8.6 million net expenses in "Other operating charges, net." The components of the expense included:
•expenses of $2.8 million related to reorganization expenses;
•expenses of $6.6 million associated with union settlement retroactive wage payments ($2.6 million associated with Consumer Products and $4.0 million associated with Pulp and Paperboard segments);
•gain of $1.4 million associated with the Ladysmith Consumer Products facility sale escrow release, and
•expense of $0.2 million relating to directors' equity based compensation.

NOTE 9 NON-OPERATING INCOME (EXPENSE)
The components of “Non-operating expense” in the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 are reflected in the table below:

	Three Months Ended March 31,
	2021	2020
Interest expense	$(9.2)	$(12.2)
Amortization of debt issuance costs	(0.5)	(0.6)
Interest income	0.3	—
Interest expense, net	(9.3)	(12.8)

Non-operating pension and other postretirement employee benefits expense	(2.5)	(1.9)
Total non-operating expense	$(11.8)	$(14.7)

NOTE 10 PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Three Months Ended March 31,
Pension Benefit Plans	2021	2020
Service cost	$0.5	$0.6
Interest cost	2.1	2.6
Expected return on plan assets	(2.6)	(3.7)
Amortization of actuarial loss	2.6	2.4
Net periodic cost	$2.5	$1.9

	Three Months Ended March 31,
Other Postretirement Employee Benefit Plans	2021	2020
Service cost	$—	$—
Interest cost	0.5	0.6
Net periodic cost	$0.5	$0.6

We record the service component of net periodic cost (benefit) as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service components of net periodic cost (benefit) are recorded to "Other non-operating expense" on our Consolidated Statements of Operations. For the three months ended March 31, 2021, we recorded $0.4 million to "Cost of sales" and less than $0.1 million to "Selling, general, and administrative expenses." For the three months ended March 31, 2020, we recorded $0.4 million to "Cost of sales" and $0.2 million to "Selling, general, and administrative expenses."
NOTE 11 ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2019	$(67.8)	$8.3	$(59.5)
Amounts reclassified from accumulated other comprehensive loss	1.8	—	1.8
Balance at March 31, 2020	$(66.0)	$8.3	$(57.7)

Balance at December 31, 2020	$(54.5)	$0.2	$(54.3)
Amounts reclassified from accumulated other comprehensive loss	1.9	—	1.9
Balance at March 31, 2021	$(52.6)	$0.2	$(52.4)
NOTE 12 STOCKHOLDERS' EQUITY
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At March 31, 2021, approximately 1.1 million shares were available for future issuance under our current plan.

	Three Months Ended March 31,
	2021	2020
Total stock-based compensation expense (selling, general and administrative and other operating charges, net)	$2.4	$1.5
Income tax benefit related to stock-based compensation	$0.6	$0.4
Impact on cash flow due to taxes paid related to net share settlement of equity awards and proceeds from sale of stock under employee awards	$1.1	$0.7

At March 31, 2021, $17.4 million of compensation cost related to unvested restricted stock units and performance awards had not yet been recognized.
During the first three months ended March 31, 2021, we granted 156,879 restricted stock units (time vesting) at an average grant date fair value of $35.15 per share and 66,659 restricted stock units (performance vesting) at an average grant date fair value of $39.84 per share.

NOTE 13 EARNINGS PER SHARE
Basic income per share is based on the weighted-average number of shares of common stock outstanding. Diluted income per share is based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method.

	Three Months Ended March 31,
(In thousands)	2021	2020
Basic weighted-average common shares outstanding[1]	16,647	16,555
Incremental shares due to:
Stock-based awards	238	60
Performance shares	94	—
Diluted weighted-average common shares outstanding	16,979	16,615
1For the three months ended March 31, 2020, basic weighted-average common shares outstanding included restricted stock unit awards that are fully vested, but were deferred for future issuance.
Anti-dilutive shares excluded from the calculation were 0.2 million and 0.9 million for the three months ended March 31, 2021 and 2020.
NOTE 14 SEGMENT INFORMATION
We operate in two segments: Consumer Products and Pulp and Paperboard. Our business units have been aggregated into these two segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations are summarized below for each of these segments separately. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain amounts have been reclassified from the prior year presentation to reflect the realignment of Clearwater Paper’s baled pulp sales to record inter-segment sales at market price and the realignment of outside pulp sales to the producing segment.

	Three Months Ended March 31,
	2021	2020
Segment net sales:
Consumer Products	$208.4	$262.5
Pulp and Paperboard	219.7	223.1
Eliminations	(2.2)	(7.8)
Total segment net sales	$425.9	$477.9

Operating income:
Consumer Products	$17.9	$14.6
Pulp and Paperboard	25.0	26.2
Corporate and eliminations	(15.5)	(13.4)
Other operating charges, net	(0.4)	(8.6)
Income from operations	$27.1	$18.8

	Three Months Ended March 31,
	2021	2020
Major products:
Retail tissue	$195.1	$248.0
Paperboard	212.4	210.7
Non-retail tissue	13.2	13.9
Pulp	3.5	10.9
Other	3.9	2.1
Eliminations	(2.2)	(7.8)
Total net sales	$425.9	$477.9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2020, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Annual Report on Form 10-K for the year ended December 31, 2020.
OVERVIEW
Executive Summary
We recorded a decrease of 11% in net sales to $425.9 million for the three months ended March 31, 2021 compared to $477.9 million for the three months ended March 31, 2020. We recorded net income for the three months ended March 31, 2021 of $12.1 million, or $0.71 per diluted share, compared to net income of $10.3 million or $0.62 per diluted share in the three months ended March 31, 2020. We recorded Adjusted EBITDA for the three months ended March 31, 2021 of $54.3 million compared to $55.4 million in the three months ended March 31, 2020.
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
As of March 31, 2021, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

NON-GAAP MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose overall and segment earnings (loss) from operations before interest expense, net, non-operating pension and other postretirement benefit costs, taxes, depreciation and amortization, other operating charges, net, and Adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income and segment operating income.

	Three Months Ended March 31,
(In millions)	2021	2020
Net income	$12.1	$10.3
Income tax provision (benefit)	3.2	(6.2)
Interest expense, net	9.3	12.8
Depreciation and amortization	26.8	28.0
Other operating charges, net	0.4	8.6
Other non-operating expense	2.5	1.9
Adjusted EBITDA	$54.3	$55.4

Consumer Products segment income	$17.9	$14.6
Depreciation and amortization	16.8	17.3
Adjusted EBITDA Consumer Products segment	$34.7	$31.9

Pulp and Paperboard segment income	$25.0	$26.2
Depreciation and amortization	9.0	9.3
Adjusted EBITDA Pulp and Paperboard segment	$34.0	$35.5

Corporate and other expense	$(15.5)	$(13.4)
Depreciation and amortization	1.1	1.4
Adjusted EBITDA Corporate and other	$(14.4)	$(11.9)

Consumer Products segment	$34.7	$31.9
Pulp and Paperboard segment	34.0	35.5
Corporate and other	(14.4)	(11.9)
Adjusted EBITDA	$54.3	$55.4

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below. See Note 14 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.

Consumer Products

	Three Months Ended March 31,
(Dollars in millions, except per unit)	2021	2020	Increase (decrease)
Sales:
Retail tissue	$195.1	$248.0	(21.3)%
Non-retail tissue	13.2	13.9	(5.0)%
Other	—	0.6	n.m.
	$208.4	$262.5	(20.6)%

Operating income (loss)	$17.9	$14.6	22.6%
Operating margin	8.6%	5.6%

Adjusted EBITDA	$34.7	$31.9	8.8%
Adjusted EBITDA margin	16.6%	12.1%

Shipments (short tons)
Retail	70,762	90,791	(22.1)%
Non-retail	9,423	9,002	4.7%
	80,185	99,793	(19.6)%

Cases (in thousands)	11,665	15,204	(23.3)%

Sales price (per short ton)
Retail	$2,758	$2,732	1.0%
Non-retail	1,404	1,548	(9.3)%
n.m. - not meaningful

Sales volumes decreased in our Consumer Products segment for the three month period ended March 31, 2021 compared to the same period in the prior year as consumer demand slowed due to the lessening impact of COVID-19. Additionally, customers began rebalancing inventory resulting in significantly lower demand in the first quarter of 2021. Sales prices changed in our Consumer Products segment for the three month period ended March 31, 2021 compared to the same period in the prior year due primarily to changes in product mix. From a product perspective, in the first quarter of 2021 compared to the first quarter of 2020, we saw the largest decreases in bath tissue with towels being down slightly. As a percentage of our Consumer Products segment, paper towel and bath tissue represent more than 80% of our business. We saw minor increases in our non-retail business primarily related to increase in parent roll sales which are at a lower price than other non-retail categories.
Overall, the increase in operating income and Adjusted EBITDA for the three months ended March 31, 2021 compared to the same period in the prior year was driven by lower input costs, primarily in packaging and chemical and higher throughput within our paper operations creating improved operating efficiencies offset by lower sales volume.

Pulp and Paperboard

	Three Months Ended March 31,
(Dollars in millions, except per ton amounts)	2021	2020	Increase (decrease)
Sales:
Paperboard	$212.4	$210.7	0.8%
Pulp	3.5	10.9	(68.4)%
Other	3.9	1.5	157.0%
	$219.7	$223.1	(1.5)%

Operating income	25.0	26.2	(4.4)%
Operating margin	11.4%	11.7%

Adjusted EBITDA	$34.0	$35.5	(4.1)%
Adjusted EBITDA margin	15.5%	15.9%

Shipments (short tons)	206,712	207,916	(0.6)%
Sales price (per short ton)	$1,028	$1,013	1.5%

Sales volumes decreased slightly in our Pulp and Paperboard segment for the three month period ended March 31, 2021 compared to the same period in the prior year due to lack of product availability from the weather related production interruptions. Sales prices increased in our Pulp and Paperboard segment for the three month period ended March 31, 2021 compared to the same period in the prior year due to changes in product mix and the initial impacts of our recently announced price increase.
During the first quarter, we realized significant cost increases due to a major winter and ice storm in the south. As a result of the storm, we temporarily suspended our pulp and paperboard operations in Cypress Bend, Arkansas. The cold weather resulted in curtailment of natural gas deliveries to the mill as natural gas providers prioritized residential needs. This event resulted in a $6.5 million increase in costs both in terms of natural gas as well as shortages and price increases from several raw material providers.
Overall, the decrease in operating income and Adjusted EBITDA for the three months ended March 31, 2021 as compared to the same period in the prior year was driven by higher natural gas and other input costs related to the weather event which were partially offset by higher sales price.
Corporate expenses
Corporate expenses for the three months ended March 31, 2021 were $15.5 million compared to $13.4 million in the same period in the prior year. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 8 "Other operating charges" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
Interest expense
Interest expense for the three month period ended March 31, 2021 compared to the same period in the prior year was $3.5 million lower due to lower debt outstanding. See Note 9 "Non-operating income (expense)" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
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
Expectations for the Second Quarter of 2021
In our Consumer Products segment, significant declines in customer order patterns are continuing in the second quarter, which we believe are a result of a significant inventory levels at both our customers and consumers from the COVID-19 panic buying in 2020. We have been reducing production in the second quarter so as to match our inventory of converted tissue products to expected customer demand. Additionally, we are experiencing significant cost inflation, most notably in pulp prices but also in chemicals, packaging and freight, which we believe will materially impact both of segments in the second quarter. We recently completed our largest planned maintenance outage in 2021 and expect that this outage will impact our Adjusted EBITDA relative to prior periods without a similar outage by approximately $21 million to $24 million.

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
Operating Activities
Net cash flows provided by operating activities for the three months ended March 31, 2021 were $33.8 million compared to $11.7 million in the first three months of 2020. This increase was driven by a net reduction in working capital. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2020.
Investing Activities
During the three months ended March 31, 2021, net cash flows used in investing activities were $11.1 million compared to $10.5 million in the prior year period. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $8.5 million and $4.6 million related to capital expenditures that had not yet been paid at March 31, 2021 and 2020.
Throughout 2021, we expect cash paid for capital expenditures to be approximately $55 million to $60 million.
Financing Activities
Net cash flows used by financing activities were $1.4 million for the three months ended March 31, 2021 as compared to net cash provided by financing activities of $38.1 million for the same period of 2020. The change was driven by the absence of borrowings in the three months ended March 31, 2021 as compared to the corresponding period of 2020.
Credit Agreements
ABL Credit Agreement
The ABL Credit agreement matures on July 26, 2024 and includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheet as of March 31, 2021, our borrowings supported up to $229.2 million of availability under the line, of which no borrowings were outstanding and $3.6 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when unused availability falls below $25 million. As of March 31, 2021, our fixed charge coverage ratio was approximately 5.46x which included the impact of our voluntary debt prepayments.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our Term Loan credit agreement and ABL Credit Agreement. As of March 31, 2021, there were $129.3 million in borrowings outstanding under our credit agreements. The reference interest rate applied to borrowings under the Credit Agreements is adjusted, at our option, at one, two, three, or six month intervals for LIBOR-based borrowings (or daily in the case of alternative based rate borrowings). A one percentage point increase or decrease in interest rates, based on outstanding credit facilities' borrowings of $129.3 million, would have an approximate $1.3 million annual effect on interest expense.

ITEM 4.	Controls and Procedures
As of March 31, 2021, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings
We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A.	Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, entitled “Risk Factors.”

ITEM 2.	Unregistered Sale of Equity Securities
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
None.

ITEM 5.	Other Information
None.

ITEM 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
31	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

May 5, 2021	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

May 5, 2021	By:	/s/ MICHAEL J. MURPHY
Michael J. Murphy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)