Form 10-Q
period 2021-06-30
Clearwater Paper Corp
filed 2021-08-04
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

The number of shares of common stock of the registrant outstanding as of August 2, 2021 was 16,687,328.

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

CLEARWATER PAPER CORPORATION

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$60.9	$35.9
Receivables, net of allowance for current expected credit losses of $1.5 and $1.6 at June 30, 2021 and December 31, 2020	144.0	160.6
Inventories	282.9	263.3
Other current assets	10.8	15.2
Total current assets	498.6	474.9
Property, plant and equipment, net	1,124.5	1,191.5
Operating lease right-of-use assets	58.1	63.5
Goodwill and intangible assets, net	47.3	48.8
Other assets, net	22.4	21.7
TOTAL ASSETS	$1,750.9	$1,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1.7	$1.7
Accounts payable and accrued liabilities	254.1	243.1
Total current liabilities	255.9	244.8
Long-term debt	716.2	716.4
Liability for pension and other postretirement employee benefits	78.5	80.5
Deferred tax liabilities and other long-term obligations	212.3	237.6
TOTAL LIABILITIES	1,262.9	1,279.3
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,685,836 and 16,573,246 shares issued	—	—
Additional paid-in capital	19.3	16.6
Retained earnings	519.2	558.8
Accumulated other comprehensive loss, net of tax	(50.5)	(54.3)
TOTAL STOCKHOLDERS' EQUITY	488.1	521.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,750.9	$1,800.4
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per-share data)	2021	2020	2021	2020
Net sales	$406.4	$480.6	$832.3	$958.5
Costs and expenses:
Cost of sales	392.2	396.7	762.8	819.7
Selling, general and administrative expenses	26.3	32.6	54.1	60.1
Other operating charges, net	44.5	3.0	44.9	11.6
Total operating costs and expenses	463.0	432.4	861.8	891.4
Income (loss) from operations	(56.6)	48.2	(29.5)	67.0
Interest expense, net	(9.3)	(12.0)	(18.6)	(24.9)
Other non-operating expense	(2.5)	(2.0)	(5.0)	(3.8)
Debt retirement costs	—	(1.0)	—	(1.0)
Total non-operating expense	(11.8)	(14.9)	(23.6)	(29.6)
Income (loss) before income taxes	(68.4)	33.2	(53.1)	37.3
Income tax provision (benefit)	(16.7)	10.4	(13.5)	4.2
Net income (loss)	$(51.6)	$22.8	$(39.6)	$33.1

Net income (loss) per common share:
Basic	$(3.10)	$1.37	$(2.37)	$2.00
Diluted	(3.10)	1.36	(2.37)	1.99

Average shares of common stock used to compute net income per share: (in thousands)
Basic	16,685	16,594	16,678	16,575
Diluted	16,685	16,686	16,678	16,644

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$(51.6)	$22.8	$(39.6)	$33.1
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $0.7, $0.6, $1.3 and $1.3	1.9	1.8	3.8	3.7
Other comprehensive income, net of tax	1.9	1.8	3.8	3.7
Comprehensive income (loss)	$(49.7)	$24.6	$(35.8)	$36.8

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Cash flows from operating activities
Net income (loss)	$(51.6)	$22.8	$(39.6)	$33.1
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	26.8	27.8	53.7	55.8
Stock-based compensation expense	0.7	3.4	3.1	4.8
Deferred and other income taxes	(21.4)	8.9	(21.8)	10.7
Pension and other postretirement employment benefits	1.5	1.2	3.2	2.0
Non-cash charges associated with mill closure	37.1	—	37.1	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12.9)	18.8	12.8	(18.5)
(Increase) decrease in inventory	4.9	5.1	(24.8)	46.1
(Increase) decrease in other current assets	4.5	3.6	4.4	(5.4)
Increase (decrease) in accounts payable and accrued liabilities	24.8	15.3	18.6	(8.7)
Other, net	(0.1)	1.8	1.4	0.4
Net cash flows provided by operating activities	14.3	108.6	48.1	120.4
Cash flows from investing activities
Additions to property, plant and equipment	(9.9)	(7.3)	(21.1)	(17.8)
Net cash flows used in investing activities	(9.9)	(7.3)	(21.1)	(17.8)
Cash flows from financing activities
Borrowings of short-term debt	—	20.0	—	108.5
Repayments of short-term debt	—	(73.5)	—	(122.0)
Repayments of long-term debt	(0.4)	(60.4)	(0.8)	(61.5)
Proceeds from sale of stock under employee awards	—	—	0.5	—
Taxes paid related to net share settlement of equity awards	(0.1)	—	(1.7)	(0.7)
Other, net	—	—	—	(0.2)
Net cash flows used in financing activities	(0.5)	(113.9)	(2.0)	(75.8)
Increase (decrease) in cash, cash equivalents and restricted cash	3.8	(12.6)	25.0	26.7
Cash, cash equivalents and restricted cash at beginning of period	58.2	61.8	36.9	22.4
Cash, cash equivalents and restricted cash at end of period	$62.0	$49.2	$62.0	$49.2

Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$2.6	$4.9	$18.7	$24.2
Cash (received) for income taxes	$(1.0)	$(2.2)	$(9.3)	$(2.2)

Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$60.9	$48.2	$60.9	$48.2
Restricted cash included in Other assets, net	1.1	1.1	1.1	1.1
Total cash, cash equivalents and restricted cash	$62.0	$49.2	$62.0	$49.2
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2019	16,515	$—	$9.8	$481.7	$(59.5)	$432.0
Net income	—	—	—	10.3	—	10.3
Stock-based compensation expense	—	—	1.3	—	—	1.3
Issuance of shares under stock plans, net	54	—	(0.7)	—	—	(0.7)
Amortization of actuarial loss on pension and other postretirement employee benefit plans, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at March 31, 2020	16,569	$—	$10.4	$492.1	$(57.7)	$444.8
Net income	—	—	—	22.8	—	22.8
Stock-based compensation expense		—	1.4	—	—	1.4
Issuance of shares under stock plans, net	2	—	—	—	—	—
Amortization of actuarial loss on pension and other postretirement employee benefit plans, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at June 30, 2020	16,571	$—	$11.8	$514.9	$(55.8)	$470.8

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2020	16,572	$—	$16.6	$558.8	$(54.3)	$521.1
Net income	—	—	—	12.1	—	12.1
Stock-based compensation expense	—	—	2.0	—	—	2.0
Issuance of shares under stock plans, net	105	—	(1.1)	—	—	(1.1)
Amortization of actuarial loss on pension and other postretirement employee benefit plans, net of tax of $0.7	—	—	—	—	1.9	1.9
Balance at March 31, 2021	16,678	$—	$17.6	$570.9	$(52.4)	$536.1
Net loss	—	—	—	(51.6)	—	(51.6)
Stock-based compensation expense	—	—	1.9	—		1.9
Issuance of shares under stock plans, net	7	—	(0.1)	—	—	(0.1)
Amortization of actuarial loss on pension and other postretirement employee benefit plans, net of tax of $0.7	—	—	—	—	1.9	1.9
Balance at June 30, 2021	16,685	$—	$19.3	$519.2	$(50.5)	$488.1

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
The fair value of our debt is included in the following table:

	June 30, 2021	December 31, 2020
Term loan maturing 2026, variable interest rate	$129.1	$129.6
2014 Notes, maturing 2025, fixed interest rate	$319.1	$325.1
2020 Notes, maturing 2028, fixed interest rate	$275.0	$285.3
Fair Value of Nonfinancial Assets
We measure certain nonfinancial assets at fair value on a nonrecurring basis. These assets include inventory and property, plant and equipment that are written down to fair value when they are held for sale or determined to be impaired. During the second quarter of 2021, we announced the closure of our Neenah, Wisconsin tissue and converting operations and accordingly measured the inventory and property, plant and equipment at fair value on a nonrecurring basis based upon our expected proceeds from the related asset sales less applicable selling costs. This resulted in an impairment of $36.9 million in the second quarter of 2021.

NOTE 4 RECEIVABLES
Receivables consist of:

	June 30, 2021	December 31, 2020
Trade accounts receivable	$135.4	$139.0
Allowance for current expected credit losses	(1.5)	(1.6)
Unbilled receivables	7.4	5.1
Taxes receivable	0.3	16.0
Other	2.3	2.1
	$144.0	$160.6
NOTE 5 INVENTORIES
Inventories consist of:

	June 30, 2021	December 31, 2020
Logs, chips and sawdust	$14.0	$17.2
Pulp	18.2	11.5
Paperboard and tissue products	155.1	137.0
Materials and supplies	95.6	97.7
	$282.9	$263.3
NOTE 6 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consists of:

	June 30, 2021	December 31, 2020
Trade payables	$149.9	$143.4
Accrued compensation	41.0	41.7
Operating lease liabilities	16.0	15.3
Accrued interest	12.2	12.6
Accrued taxes other than income	14.4	10.5
Other accrued liabilities	20.7	19.6
	$254.1	$243.1
Included in accounts payable and accrued liabilities is $7.5 million and $12.1 million related to capital expenditures that had not yet been paid as of June 30, 2021 and December 31, 2020.

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

For the six months ended June 30, 2021, our income tax expense reflects an income tax benefit of $13.5 million as compared to an income tax provision of $4.2 million in the comparable period of 2020. Our effective tax rate for the first six months of 2021 of 25% varied from the U.S. statutory tax rate of 21% primarily due to the effects of state taxes and nondeductible compensation. Our effective tax rate for the first six months of 2020 varied from the statutory U.S. federal income tax rate of 21% primarily due to a $7.1 million benefit from the provisions of the Coronavirus Aid, Relief, and Economic Security Act.

NOTE 8 OTHER OPERATING CHARGES
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 are reflected in the table below and described in the paragraphs following the table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Costs associated with mill closure	$41.7	$—	$41.7	$—
Reorganization and other expenses	4.0	0.6	4.0	3.4
Union settlement	—	—	—	6.6
Gain on divested assets	—	—	—	(1.4)
Directors' equity-based compensation	(1.1)	1.9	(0.8)	2.1
Other	—	0.5	—	0.8
	$44.5	$3.0	$44.9	$11.6
2021
During the second quarter of 2021, we recorded $44.5 million of expenses in "Other operating charges, net." The components of the expense include:
•expense of $41.7 million associated with mill closure including $36.9 million associated with the impairment of fixed assets and certain inventory and $4.9 million associated with severance and other related closure costs;
•expense of $4.0 million related to reorganization and other expenses including severance and consulting fees associated with our efforts to achieve long-term performance improvements, and
•reversal of expense of $1.1 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price,
During the first quarter of 2021, we recorded $0.4 million of expenses in "Other operating charges, net." The components of the expense include:
•expense of $0.4 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.

2020

During the second quarter of 2020 we recorded $3.0 million of expenses in "Other operating charges, net." The components of the expenses include:
•expense of $0.6 million related to reorganization expenses (primarily related to corporate expenses), and
•expense of $1.9 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.

During the first quarter of 2020, we recorded $8.6 million of net expenses in "Other operating charges, net." The components of the expense included:
•expense of $2.8 million related to reorganization expenses (primarily related to corporate expenses);
•expense of $6.6 million associated with union settlement retroactive wage payments ($2.6 million associated with Consumer Products and $4.0 million associated with Pulp and Paperboard segments);
•gain of $1.4 million associated with the Ladysmith Consumer Products facility sale escrow release, and
•expense of $0.2 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price

NOTE 9 NON-OPERATING INCOME (EXPENSE)
The components of “Non-operating expense” in the Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 are reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$(9.2)	$(11.5)	$(18.4)	$(23.8)
Capitalized interest	0.1	—	0.1	—
Amortization of debt issuance costs	(0.5)	(0.5)	(0.9)	(1.1)
Interest income	0.2	—	0.6	—
Interest expense, net	(9.3)	(12.0)	(18.6)	(24.9)

Debt retirement costs	—	(1.0)	—	(1.0)
Non-operating pension and other postretirement employee benefits expense	(2.5)	(2.0)	(5.0)	(3.8)
Total non-operating expense	$(11.8)	$(14.9)	$(23.6)	$(29.6)

NOTE 10 PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefit Plans	2021	2020	2021	2020
Service cost	$0.5	$0.6	$0.9	$1.2
Interest cost	2.1	2.6	4.2	5.2
Expected return on plan assets	(2.6)	(3.7)	(5.3)	(7.5)
Amortization of actuarial loss	2.6	2.5	5.1	5.0
Net periodic cost	$2.5	$2.0	$5.0	$3.9

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Employee Benefit Plans	2021	2020	2021	2020
Service cost	$—	$—	$0.1	$—
Interest cost	0.5	0.6	$0.9	$1.1
Net periodic cost	$0.5	$0.6	$1.0	$1.2

We record the service component of net periodic cost (benefit) as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service components of net periodic cost (benefit) are recorded to "Other non-operating expense" on our Consolidated Statements of Operations. For the three and six months ended June 30, 2021, we recorded $0.4 million and $0.9 million to "Cost of sales" and less than $0.1 million and $0.1 million to "Selling, general, and administrative expenses." For the three and six months ended June 30, 2020, we recorded $0.4 million and $0.7 million to "Cost of sales" and $0.2 million and $0.5 million to "Selling, general, and administrative expenses."

NOTE 11 ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2019	$(67.8)	$8.3	$(59.5)
Amounts reclassified from accumulated other comprehensive loss	3.7	—	3.7
Balance at June 30, 2020	$(64.1)	$8.3	$(55.8)

Balance at December 31, 2020	$(54.5)	$0.2	$(54.3)
Amounts reclassified from accumulated other comprehensive loss	3.8	—	3.8
Balance at June 30, 2021	$(50.8)	$0.2	$(50.5)
NOTE 12 STOCKHOLDERS' EQUITY
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At June 30, 2021, approximately 1.1 million shares were available for future issuance under our current plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total stock-based compensation expense (selling, general and administrative and other operating charges, net)	$0.7	$3.4	$3.1	$4.8
Income tax benefit related to stock-based compensation	$0.2	$0.9	$0.8	$1.3
Impact on cash flow due to taxes paid related to net share settlement of equity awards and proceeds from sale of stock under employee awards	$0.1	$—	$1.2	$0.7

At June 30, 2021, $14.8 million of compensation cost related to unvested restricted stock units and performance awards had not yet been recognized.
During the six months ended June 30, 2021, we granted 162,942 restricted stock units (time vesting) at an average grant date fair value of $36.26 per share and 68,070 restricted stock units (performance vesting) at an average grant date fair value of $39.79 per share.
NOTE 13 EARNINGS PER SHARE
Basic income per share is based on the weighted-average number of shares of common stock outstanding. Diluted income per share is based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Basic weighted-average common shares outstanding	16,685	16,594	16,678	16,575
Incremental shares due to:
Stock-based awards	—	92	—	70
Diluted weighted-average common shares outstanding	16,685	16,686	16,678	16,644
.
Anti-dilutive shares excluded from the calculation were 0.7 million and 0.7 million for the three months ended June 30, 2021 and 2020 and 0.6 million and 0.8 million for the six months ended June 30, 2021 and 2020.

NOTE 14 SEGMENT INFORMATION
We operate in two segments: Pulp and Paperboard and Consumer Products. Our business units have been aggregated into these two segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations are summarized below for each of these segments separately. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain amounts have been reclassified from the prior year presentation to reflect the realignment of Clearwater Paper’s baled pulp sales to record inter-segment sales at market price and the realignment of outside pulp sales to the producing segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment net sales:
Pulp and Paperboard	$227.4	$216.5	$447.2	$439.6
Consumer Products	180.7	271.3	389.0	533.8
Eliminations	(1.7)	(7.2)	(3.9)	(15.0)
Total segment net sales	$406.4	$480.6	$832.3	$958.5

Operating income (loss):
Pulp and Paperboard	$13.0	$32.0	$38.0	$58.2
Consumer Products	(10.0)	36.8	7.9	51.4
Corporate and eliminations	(15.0)	(17.6)	(30.5)	(31.0)
Other operating charges, net	(44.5)	(3.0)	(44.9)	(11.6)
Income (loss) from operations	$(56.6)	$48.2	$(29.5)	$67.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Major products:
Paperboard	$212.2	$203.6	$424.6	$414.3
Retail tissue	169.4	260.4	364.6	508.4
Non-retail tissue	11.2	10.2	24.5	24.1
Pulp	12.0	11.1	15.4	22.0
Other	3.2	2.5	7.1	4.6
Eliminations	(1.7)	(7.2)	(3.9)	(15.0)
Total net sales	$406.4	$480.6	$832.3	$958.5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
Executive Summary
We recorded a decrease of 15% in net sales to $406.4 million for the three months ended June 30, 2021 compared to $480.6 million for the three months ended June 30, 2020. We recorded net loss for the three months ended June 30, 2021 of $51.6 million, or $3.10 per diluted share, compared to net income of $22.8 million or $1.36 per diluted share in the three months ended June 30, 2020. We recorded Adjusted EBITDA for the three months ended June 30, 2021 of $14.8 million compared to $78.9 million in the three months ended June 30, 2020.
We recorded a decrease of 13% in net sales to $832.3 million for the six months ended June 30, 2021 compared to $958.5 million for the six months ended June 30, 2020. We recorded net loss for the six months ended June 30, 2021 of $39.6 million, or $2.37 per diluted share, compared to net income of $33.1 million or $1.99 per diluted share in the six months ended June 30, 2020. We recorded Adjusted EBITDA for the six months ended June 30, 2021 of $69.1 million compared to $134.3 million in the six months ended June 30, 2020.
Q2 2021 Announced Mill Closure
During the second quarter of 2021, we announced the closure of our Neenah, Wisconsin, tissue and converting operations. The Neenah Mill includes three tissue machines and ten tissue converting lines. The closure will reduce our total annual tissue and tissue converting production capacities by approximately 54,000 and 70,000 tons. As a result of the announced closure, we recorded $41.7 million of impairment and other closure costs. The primary components of the $41.7 million charge include an impairment to property plant and equipment of $31.6 million, a write-down to inventory of $5.3 million and $4.8 million of cash expenses for our employees including severance and WARN act related payments. In the third quarter, we expect $4.2 million of additional cash expenses for employee severance and WARN act related payments.
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
Impairment of Long-Lived Assets
We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate.
Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. We do not believe a material change in the estimates or assumptions that we use to calculate long-lived asset impairments is likely. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.
As of June 30, 2021, other than the item mentioned above, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

NON-GAAP MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose overall and segment earnings (loss) from operations before interest expense, net, non-operating pension and other postretirement benefit costs, taxes, depreciation and amortization, other operating charges, net, and Adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for the GAAP measure of net income (loss) or for any other GAAP measures of operating performance.
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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income and segment operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$(51.6)	$22.8	$(39.6)	$33.1
Income tax provision (benefit)	(16.7)	10.4	(13.5)	4.2
Interest expense, net	9.3	12.0	18.6	24.9
Depreciation and amortization	26.8	27.8	53.7	55.8
Other operating charges, net	44.5	3.0	44.9	11.6
Other non-operating expense	2.5	2.0	5.0	3.8
Debt retirement costs	—	1.0	—	1.0
Adjusted EBITDA	$14.8	$78.9	$69.1	$134.3

Pulp and Paperboard segment income	$13.0	$32.0	$38.0	$58.2
Depreciation and amortization	9.0	9.2	18.0	18.5
Adjusted EBITDA Pulp and Paperboard segment	$22.0	$41.2	$56.0	$76.7

Consumer Products segment income (loss)	$(10.0)	$36.8	$7.9	$51.4
Depreciation and amortization	16.8	17.1	33.5	34.4
Adjusted EBITDA Consumer Products segment	$6.7	$53.9	$41.4	$85.8

Corporate and other expense	$(15.0)	$(17.6)	$(30.5)	$(31.0)
Depreciation and amortization	1.0	1.4	2.2	2.9
Adjusted EBITDA Corporate and other	$(14.0)	$(16.2)	$(28.3)	$(28.2)

Pulp and Paperboard segment	$22.0	$41.2	$56.0	$76.7
Consumer Products segment	6.7	53.9	41.4	85.8
Corporate and other	(14.0)	(16.2)	(28.3)	(28.2)
Adjusted EBITDA	$14.8	$78.9	$69.1	$134.3

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below. See Note 14 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.
Pulp and Paperboard

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per ton amounts)	2021	2020	Increase (decrease)	2021	2020	Increase (decrease)
Sales:
Paperboard	$212.2	$203.6	4.2%	$424.6	$414.3	2.5%
Pulp	12.0	11.1	8.4%	15.4	22.0	(29.8)%
Other	3.2	1.8	80.0%	7.1	3.3	115.2%
	$227.4	$216.5	5.1%	$447.2	$439.6	1.7%

Operating income	13.0	32.0	(59.4)%	38.0	58.2	(34.7)%
Operating margin	5.7%	14.8%		8.5%	13.2%

Adjusted EBITDA	$22.0	$41.2	(46.6)%	$56.0	$76.7	(26.9)%
Adjusted EBITDA margin	9.7%	19.0%		12.5%	17.4%

Shipments (short tons)	200,551	201,728	(0.6)%	407,263	409,644	(0.6)%
Sales price (per short ton)	$1,058	$1,009	4.9%	$1,043	$1,011	3.2%

Sales volumes decreased slightly in our Pulp and Paperboard segment for the three and six month periods ended June 30, 2021 compared to the same periods in the prior year due to lack of product availability due to the planned maintenance shutdown at our Lewiston facility during the second quarter, as well as the impacts on us from the North American winter and ice storm during the first quarter of 2021. Sales prices increased in our Pulp and Paperboard segment for the three and six month periods ended June 30, 2021 compared to the same periods in the prior year due to the impacts of our announced price increase and changes in product mix.
During the second quarter of 2021, we realized significant cost increases due to the planned major maintenance shutdown at our Lewiston location.
Overall, the decrease in operating income and Adjusted EBITDA for the three and six month periods ended June 30, 2021 as compared to the same periods in the prior year was driven by our planned maintenance shutdown which was partially offset by higher sales prices.

Consumer Products

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per unit)	2021	2020	Increase (decrease)	2021	2020	Increase (decrease)
Sales:
Retail tissue	$169.4	$260.4	(34.9)%	$364.6	$508.4	(28.3)%
Non-retail tissue	11.2	10.2	10.5%	24.5	24.1	1.5%
Other	—	0.7	n.m.	—	1.3	n.m.
	$180.7	$271.3	(33.4)%	$389.0	$533.8	(27.1)%

Operating income (loss)	$(10.0)	$36.8	n.m.	$7.9	$51.4	(84.7)%
Operating margin	(5.6)%	13.6%		2.0%	9.6%

Adjusted EBITDA	$6.7	$53.9	(87.5)%	$41.4	$85.8	(51.7)%
Adjusted EBITDA margin	3.7%	19.9%		10.6%	16.1%

Shipments (short tons)
Retail	61,497	95,432	(35.6)%	132,259	186,223	(29.0)%
Non-retail	7,444	5,812	28.1%	16,868	14,814	13.9%
	68,941	101,244	(31.9)%	149,126	201,037	(25.8)%

Cases (in thousands)	10,184	16,016	(36.4)%	21,849	31,220	(30.0)%

Sales price (per short ton)
Retail	$2,755	$2,729	1.0%	$2,757	$2,730	1.0%
Non-retail	$1,508	$1,746	(13.6)%	$1,450	$1,626	(10.8)%
n.m. - not meaningful

Sales volumes decreased in our Consumer Products segment for the three and six month periods ended June 30, 2021 compared to the same periods in the prior year as consumer demand slowed due to the lessening impact of COVID-19. Additionally, customers and consumers began reducing inventory resulting in significantly lower demand in these periods as compared to the same periods in the prior year. Sales prices changed in our Consumer Products segment for the three and six month periods ended June 30, 2021 compared to the same periods in the prior year due primarily to changes in product mix. From a product perspective, in the second quarter and first six months of 2021 compared to the same periods in 2020, we saw the decreases across all product lines. As a percentage of our Consumer Products segment, paper towel and bath tissue represent more than 80% of our business. We saw minor increases in our non-retail business primarily related to an increase in the away from home business as COVID-19 impacts have subsided with parent rolls sales relatively flat between periods. Sales prices in this category decreased in the periods presented due to a higher percentage of away from home products as compared to parents rolls which is generally at a lower sales price per ton. As a result of the announced closure of our Neenah, Wisconsin operations, we will be exiting the away from home market.
Overall, the decrease in operating income and Adjusted EBITDA for the three and six month periods ended June 30, 2021 compared to the same periods in the prior year was driven by higher input costs, primarily pulp, reduced operations to balance supply and demand and lower sales volumes.
Corporate expenses
Corporate expenses for the three and six months ended June 30, 2021 were $15.0 million and $30.5 million compared to $17.6 million and $31.0 million in the same periods in the prior year. The reduction between periods is primarily related to the lower incentive compensation based upon lower operating results. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.

Other operating charges
See Note 8 "Other operating charges" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
Interest expense
Interest expense for the three month period ended June 30, 2021 compared to the same period in the prior year was $2.7 million lower and for the six months ended June 30, 2021 compared to the same period in the prior year was $6.2 million lower due to lower debt outstanding. See Note 9 "Non-operating income (expense)" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
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
Operating Activities
Net cash flows provided by operating activities for the six months ended June 30, 2021 were $48.1 million compared to $120.4 million in the first six months of 2020. This decrease was driven by lower net income. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2020.
Investing Activities
During the six months ended June 30, 2021, net cash flows used in investing activities were $21.1 million compared to $17.8 million in the prior year period. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $7.5 million and $8.5 million related to capital expenditures that had not yet been paid at June 30, 2021 and 2020.
Throughout 2021, we expect cash paid for capital expenditures to be approximately $50 million to $55 million.
Financing Activities
Net cash flows used by financing activities were $2.0 million for the six months ended June 30, 2021 as compared to $75.8 million for the same period of 2020. The change was driven by the absence of debt repayment in the six months ended June 30, 2021 as compared to the corresponding period of 2020.
Credit Agreements
ABL Credit Agreement
The ABL Credit agreement matures on July 26, 2024 and includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheet as of June 30, 2021, our borrowings supported up to $239.2 million of availability under the line, of which no borrowings were outstanding and $3.6 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when unused availability falls below $25 million. As of June 30, 2021, our fixed charge coverage ratio was approximately 4.40x.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our Term Loan credit agreement and ABL Credit Agreement. As of June 30, 2021, there were $129.5 million in borrowings outstanding under our credit agreements. The reference interest rate applied to borrowings under the Credit Agreements is adjusted, at our option, at one, two, three, or six month intervals for LIBOR-based borrowings (or daily in the case of alternative based rate borrowings). A one percentage point increase or decrease in interest rates, based on outstanding credit facilities' borrowings of $129.5 million, would have an approximate $1.3 million annual effect on interest expense.

ITEM 4.	Controls and Procedures
As of June 30, 2021, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

CLEARWATER PAPER CORPORATION
(Registrant)

August 4, 2021	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

August 4, 2021	By:	/s/ MICHAEL J. MURPHY
Michael J. Murphy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)