Form 10-Q
period 2021-09-30
Clearwater Paper Corp
filed 2021-11-02
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

The number of shares of common stock of the registrant outstanding as of November 1, 2021 was 16,689,336.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding capital expenditures; the impact of COVID-19 on our operations; the impact of the closure of our Neenah, Wisconsin mill; inventory levels; our impairment loss calculation; liquidity; borrowing and credit facilities; disclosure controls; interest rate risk; and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2020 Form 10-K, as well as the following:
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

CLEARWATER PAPER CORPORATION

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$27.8	$35.9
Receivables, net of allowance for current expected credit losses of $1.5 and $1.6 at September 30, 2021 and December 31, 2020	159.4	160.6
Inventories	286.4	263.3
Other current assets	10.0	15.2
Total current assets	483.6	474.9
Property, plant and equipment, net	1,109.6	1,191.5
Other assets, net	124.9	134.0
TOTAL ASSETS	$1,718.1	$1,800.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1.6	$1.7
Accounts payable and accrued liabilities	255.2	243.1
Total current liabilities	256.9	244.8
Long-term debt	676.5	716.4
Liability for pension and other postretirement employee benefits	81.7	80.5
Deferred tax liabilities and other long-term obligations	211.3	237.6
TOTAL LIABILITIES	1,226.5	1,279.3
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,687,328 and 16,573,246 shares issued	—	—
Additional paid-in capital	21.7	16.6
Retained earnings	521.2	558.8
Accumulated other comprehensive loss, net of tax	(51.3)	(54.3)
Total stockholders' equity	491.6	521.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,718.1	$1,800.4
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per-share data)	2021	2020	2021	2020
Net sales	$450.5	$457.4	$1,282.8	$1,415.9
Costs and expenses:
Cost of sales	398.2	378.6	1,160.9	1,198.3
Selling, general and administrative expenses	28.3	29.3	82.5	89.4
Other operating charges, net	10.2	0.3	55.1	11.9
Total operating costs and expenses	436.7	408.2	1,298.5	1,299.6
Income (loss) from operations	13.8	49.2	(15.6)	116.2
Interest expense, net	(8.9)	(12.2)	(27.5)	(37.0)
Other non-operating expense	(2.8)	(1.9)	(7.8)	(5.7)
Debt retirement costs	(0.5)	(3.9)	(0.5)	(4.8)
Total non-operating expense	(12.2)	(17.9)	(35.7)	(47.5)
Income (loss) before income taxes	1.7	31.3	(51.4)	68.7
Income tax provision (benefit)	(0.3)	9.9	(13.8)	14.1
Net income (loss)	$1.9	$21.4	$(37.6)	$54.5

Net income (loss) per common share:
Basic	$0.12	$1.29	$(2.25)	$3.29
Diluted	0.11	1.28	(2.25)	3.27

Average shares of common stock used to compute net income per share: (in thousands)
Basic	16,687	16,595	16,689	16,581
Diluted	16,971	16,783	16,689	16,689

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$1.9	$21.4	$(37.6)	$54.5
Other comprehensive income (loss):
Defined benefit pension and other postretirement employee benefits:
Net loss arising during the period, net of tax of $(1.0), $—, $(1.0), $—	(2.8)	—	(2.8)	—
Amortization of actuarial loss included in net periodic cost, net of tax of $0.7, $0.6, $2.0 and $1.9	2.0	1.8	5.8	5.5
Other comprehensive income (loss), net of tax	(0.8)	1.8	3.0	5.5
Comprehensive income (loss)	$1.1	$23.2	$(34.6)	$60.0

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Cash flows from operating activities
Net income (loss)	$1.9	$21.4	$(37.6)	$54.5
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	25.9	27.7	79.6	83.5
Stock-based compensation expense	3.8	2.5	6.9	7.3
Deferred and other income taxes	2.4	12.8	(19.4)	23.5
Pension and other postretirement employee benefits	2.1	0.9	5.3	2.9
Debt retirement costs	0.5	3.9	0.5	4.8
Non-cash charges associated with mill closure	—	—	37.1	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12.9)	12.8	(0.1)	(5.7)
(Increase) decrease in inventory	(3.5)	(21.0)	(28.3)	25.0
(Increase) decrease in other current assets	0.9	0.6	5.3	(4.8)
Increase (decrease) in accounts payable and accrued liabilities	(4.8)	(5.7)	13.8	(14.4)
Other, net	—	(0.1)	1.4	(0.6)
Net cash flows provided by operating activities	16.3	55.7	64.4	176.1
Cash flows from investing activities
Additions to property, plant and equipment	(8.9)	(9.7)	(29.9)	(27.5)
Net cash flows used in investing activities	(8.9)	(9.7)	(29.9)	(27.5)
Cash flows from financing activities
Borrowings of short-term debt	—	—	—	108.5
Repayments of short-term debt	—	—	—	(122.0)
Borrowings of long-term debt	—	275.0	—	275.0
Repayments of long-term debt	(40.5)	(317.6)	(41.3)	(379.0)
Payments for debt issuance costs	—	(4.3)	—	(4.3)
Proceeds from sale of stock under employee awards	—	—	0.5	—
Taxes paid related to net share settlement of equity awards	—	—	(1.7)	(0.7)
Other, net	—	0.2	—	—
Net cash flows used in financing activities	(40.5)	(46.7)	(42.5)	(122.5)
Increase (decrease) in cash, cash equivalents and restricted cash	(33.1)	(0.6)	(8.1)	26.1
Cash, cash equivalents and restricted cash at beginning of period	62.0	49.2	36.9	22.4
Cash, cash equivalents and restricted cash at end of period	$28.9	$48.6	$28.9	$48.6

Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$15.9	$19.5	$34.6	$43.6
Cash paid (received) for income taxes	$1.0	$(4.7)	$(8.3)	$(6.9)

Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$27.8	$47.5	$27.8	$47.5
Restricted cash included in Other assets, net	1.1	1.1	1.1	1.1
Total cash, cash equivalents and restricted cash	$28.9	$48.6	$28.9	$48.6
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2019	16,515	$—	$9.8	$481.7	$(59.5)	$432.0
Net income	—	—	—	10.3	—	10.3
Stock-based compensation expense	—	—	1.3	—	—	1.3
Issuance of shares under stock plans, net	54	—	(0.7)	—	—	(0.7)
Pension and OPEB, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at March 31, 2020	16,569	$—	$10.4	$492.1	$(57.7)	$444.8
Net income	—	—	—	22.8	—	22.8
Stock-based compensation expense		—	1.4	—	—	1.4
Issuance of shares under stock plans, net	2	—	—	—	—	—
Pension and OPEB, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at June 30, 2020	16,571	$—	$11.8	$514.8	$(55.8)	$470.8
Net income	—	—	—	21.4	—	21.4
Stock-based compensation expense	—	—	2.2	—	—	2.2
Issuance of shares under stock plans, net	1	—	—	—	—	—
Pension and OPEB, net of tax of $0.6	—	—	—	—	1.8	1.8
Balance at September 30, 2020	16,571	$—	$13.9	$536.3	$(54.0)	$496.2

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2020	16,572	$—	$16.6	$558.8	$(54.3)	$521.1
Net income	—	—	—	12.1	—	12.1
Stock-based compensation expense	—	—	2.0	—	—	2.0
Issuance of shares under stock plans, net	105	—	(1.1)	—	—	(1.1)
Pension and OPEB, net of tax of $0.7	—	—	—	—	1.9	1.9
Balance at March 31, 2021	16,678	$—	$17.6	$570.9	$(52.4)	$536.1
Net loss	—	—	—	(51.6)	—	(51.6)
Stock-based compensation expense	—	—	1.9	—	—	1.9
Issuance of shares under stock plans, net	7	—	(0.1)	—	—	(0.1)
Pension and OPEB, net of tax of $0.7	—	—	—	—	1.9	1.9
Balance at June 30, 2021	16,685	$—	$19.3	$519.2	$(50.5)	$488.1
Net income	—	—	—	1.9	—	1.9
Stock-based compensation expense	—	—	2.4	—	—	2.4
Issuance of shares under stock plans, net	1	—	—	—	—	—
Pension and OPEB, net of tax of $(0.3)	—	—	—	—	(0.8)	(0.8)
Balance at September 30, 2021	16,687	$—	$21.7	$521.2	$(51.3)	$491.6

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
NOTE 3 FAIR VALUE MEASUREMENTS
Carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. From December 31, 2020 we have made voluntary prepayments of principal of the Term Loan Credit Agreement of $40.0 million.
The fair value of our debt is included in the following table:

	September 30, 2021	December 31, 2020
Term loan maturing 2026, variable interest rate	$88.9	$129.6
2014 Notes, maturing 2025, fixed interest rate	$324.0	$325.1
2020 Notes, maturing 2028, fixed interest rate	$282.6	$285.3
Fair Value of Nonfinancial Assets
We measure certain nonfinancial assets at fair value on a nonrecurring basis. These assets include inventory and property, plant and equipment that are written down to fair value when they are held for sale or determined to be impaired. During the second quarter of 2021, we announced the closure of our Neenah, Wisconsin tissue and converting operations and accordingly measured the inventory and property, plant and equipment at fair value on a nonrecurring basis based upon our expected proceeds from the related asset sales less applicable selling costs. This resulted in an impairment of $36.9 million in the first nine months of 2021.

NOTE 4 RECEIVABLES
Receivables consist of:

	September 30, 2021	December 31, 2020
Trade accounts receivable	$148.8	$139.0
Allowance for current expected credit losses	(1.5)	(1.6)
Unbilled receivables	7.7	5.1
Taxes receivable	2.9	16.0
Other	1.6	2.1
	$159.4	$160.6
NOTE 5 INVENTORIES
Inventories consist of:

	September 30, 2021	December 31, 2020
Logs, chips and sawdust	$13.9	$17.2
Pulp	11.7	11.5
Paperboard and tissue products	162.7	137.0
Materials and supplies	98.1	97.7
	$286.4	$263.3
NOTE 6 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consists of:

	September 30, 2021	December 31, 2020
Trade payables	$171.4	$143.4
Accrued compensation	31.9	41.7
Operating lease liabilities	16.1	15.3
Accrued interest	4.8	12.6
Accrued taxes other than income	12.9	10.5
Other accrued liabilities	18.2	19.6
	$255.2	$243.1
Included in accounts payable and accrued liabilities is $8.9 million and $12.1 million related to capital expenditures that had not yet been paid as of September 30, 2021 and December 31, 2020.

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

For the nine months ended September 30, 2021, our income tax expense reflects an income tax benefit of $13.8 million as compared to an income tax provision of $14.1 million in the comparable period of 2020. Our effective tax rate for the first nine months of 2021 of 26.8% varied from the U.S. statutory tax rate of 21% primarily due to the effects of state taxes and nondeductible compensation. Our effective tax rate for the first nine months of 2020 approximated the statutory U.S. federal income tax rate of 21% and included a $7.0 million benefit from the provisions of the Coronavirus Aid, Relief, and Economic Security Act.

NOTE 8 OTHER OPERATING CHARGES
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2021 and 2020 are reflected in the table below and described in the paragraphs following the table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs associated with mill closure	$5.4	$—	$47.1	$—
Reorganization and other expenses	3.4	—	7.3	3.4
Union settlement	—	—	—	6.6
Gain on divested assets	—	—	—	(1.4)
Directors' equity-based compensation	1.4	0.3	0.6	2.5
Other	—	—	—	0.8
	$10.2	$0.3	$55.1	$11.9
2021
During the third quarter of 2021, we recorded $10.2 million of expenses in "Other operating charges, net." The components of the expense include:
•expense of $5.4 million associated with mill closure related to severance and other related closure costs;
•expense of $3.4 million related to reorganization and other expenses including consulting fees associated with our efforts to achieve long-term performance improvements, and
•expense of $1.4 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.
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

2020
During the third quarter of 2020 we recorded $0.3 million of expenses in "Other operating charges, net." The components of the expenses include:
•expense of $0.3 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.

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
•gain of $1.4 million associated with the Ladysmith Consumer Products facility sale escrow release, and

•expense of $0.2 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price

NOTE 9 NON-OPERATING INCOME (EXPENSE)
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2021 and 2020 are reflected in the table below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$(8.5)	$(11.7)	$(26.9)	$(35.4)
Capitalized interest	0.1	—	0.2	—
Amortization of debt issuance costs	(0.5)	(0.5)	(1.4)	(1.7)
Interest income	—	—	0.6	—
Interest expense, net	(8.9)	(12.2)	(27.5)	(37.0)

Debt retirement costs	(0.5)	(3.9)	(0.5)	(4.8)
Non-operating pension and other postretirement employee benefits expense	(2.8)	(1.9)	(7.8)	(5.7)
Total non-operating expense	$(12.2)	$(17.9)	$(35.7)	$(47.5)

For the third quarter and nine months ended September 30, 2021, debt retirement costs consist of $0.5 million associated with the write off of deferred debt costs related to the voluntary prepayments of the Term Loan maturing in 2026. For the quarter and nine months ended September 30, 2020, we recorded $3.9 million and $4.8 million in debt retirement cost consisting of $1.2 million related to the write off unamortized debt cost along with the premium on debt redemption of $2.1 million associated with the redemption of the $275.0 million aggregate principle amount of 4.5% senior notes due in 2023 and $0.6 million in the third quarter of 2020 and $1.6 million on in the first nine months of 2020 associated with the prepayment of the Term Loan maturing in 2026.

NOTE 10 PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
Pension Benefit Plans	2021	2020	2021	2020
Service cost	$0.4	$0.5	$1.4	$1.7
Interest cost	2.1	2.6	6.3	7.8
Expected return on plan assets	(2.6)	(3.8)	(7.9)	(11.3)
Amortization of actuarial loss	2.5	2.4	7.7	7.4
Net periodic cost	$2.4	$1.7	$7.4	$5.6

	Quarter Ended September 30,		Nine Months Ended September 30,
Other Postretirement Employee Benefit Plans	2021	2020	2021	2020
Service cost	$0.2	$—	$0.3	$0.1
Interest cost	0.6	0.6	1.5	1.8
Amortization of actuarial loss	0.2	—	0.2	—
Net periodic cost	$1.0	$0.7	$2.0	$1.8

We record the service component of net periodic cost (benefit) as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service components of net periodic cost (benefit) are recorded to "Other non-operating expense" on our Consolidated Statements of Operations. For the quarter and nine months ended September 30, 2021, we recorded $0.6 million and $1.5 million to "Cost of sales" and less than $0.1 million and $0.2 million to "Selling, general, and administrative expenses." For the quarter and nine months ended September 30, 2020, we recorded $0.3 million and $1.1 million to "Cost of sales" and $0.2 million and $0.7 million to "Selling, general, and administrative expenses."
NOTE 11 ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2019	$(67.8)	$8.3	$(59.5)
Amounts reclassified from accumulated other comprehensive loss	5.5	—	5.5
Balance at September 30, 2020	$(62.4)	$8.3	$(54.0)

Balance at December 31, 2020	$(54.5)	$0.2	$(54.3)
Other comprehensive loss before reclassifications	—	(2.8)	(2.8)
Amounts reclassified from accumulated other comprehensive loss	5.7	0.2	5.8
Balance at September 30, 2021	$(48.9)	$(2.4)	$(51.3)
NOTE 12 STOCKHOLDERS' EQUITY
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At September 30, 2021, approximately 1.1 million shares were available for future issuance under our current plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total stock-based compensation expense (selling, general and administrative and other operating charges, net)	$3.8	$2.5	$6.9	$7.3
Income tax benefit related to stock-based compensation	$1.0	$0.6	$1.8	$1.9
Impact on cash flow due to taxes paid related to net share settlement of equity awards and proceeds from sale of stock under employee awards	$—	$—	$1.2	$0.7

At September 30, 2021, $14.1 million of compensation cost related to unvested restricted stock units and performance awards had not yet been recognized.
During the nine months ended September 30, 2021, we granted 179,528 restricted stock units (time vesting) at an average grant date fair value of $35.68 per share and 68,070 restricted stock units (performance vesting) at an average grant date fair value of $39.79 per share.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Basic weighted-average common shares outstanding	16,687	16,595	16,689	16,581
Incremental shares due to:
Stock-based awards	186	188	—	107
Performance shares	98	—	—	—
Diluted weighted-average common shares outstanding	16,971	16,783	16,689	16,689
.

Anti-dilutive shares excluded from the calculation were 0.3 million and 0.4 million for the quarter ended September 30, 2021 and 2020 and 0.6 million and 0.6 million for the nine months ended September 30, 2021 and 2020.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment net sales:
Pulp and Paperboard	$237.5	$217.2	$684.6	$656.8
Consumer Products	214.2	245.9	603.2	779.7
Eliminations	(1.2)	(5.6)	(5.0)	(20.6)
Total segment net sales	$450.5	$457.4	$1,282.8	$1,415.9

Operating income (loss):
Pulp and Paperboard	$34.6	$32.6	$72.6	$90.8
Consumer Products	3.7	31.5	11.5	82.9
Corporate and eliminations	(14.3)	(14.6)	(44.8)	(45.6)
Other operating charges, net	(10.2)	(0.3)	(55.1)	(11.9)
Income (loss) from operations	$13.8	$49.2	$(15.6)	$116.2

Net sales, classified by major products were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Major products:
Paperboard	$224.1	$207.4	$648.8	$621.7
Retail tissue	208.3	238.6	572.9	747.0
Non-retail tissue	5.7	6.9	30.1	31.0
Pulp	8.4	8.1	23.9	30.1
Other	5.1	2.1	12.2	6.7
Eliminations	(1.2)	(5.6)	(5.0)	(20.6)
Total net sales	$450.5	$457.4	$1,282.8	$1,415.9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
Executive Summary
We recorded a decrease of 2% in net sales to $450.5 million for the quarter ended September 30, 2021 compared to $457.4 million for the quarter ended September 30, 2020. We recorded net income for the quarter ended September 30, 2021 of $1.9 million, or $0.11 per diluted share, compared to net income of $21.4 million or $1.28 per diluted share in the quarter ended September 30, 2020. We recorded Adjusted EBITDA for the quarter ended September 30, 2021 of $49.9 million compared to $77.2 million in the quarter ended September 30, 2020.
We recorded a decrease of 9% in net sales to $1.3 billion for the nine months ended September 30, 2021 compared to $1.4 billion for the nine months ended September 30, 2020. We recorded net loss for the nine months ended September 30, 2021 of $37.6 million, or $2.25 per diluted share, compared to net income of $54.5 million or $3.27 per diluted share in the nine months ended September 30, 2020. We recorded Adjusted EBITDA for the nine months ended September 30, 2021 of $119.0 million compared to $211.5 million in the nine months ended September 30, 2020.
Announced Mill Closure
During the second quarter of 2021, we announced the closure of our Neenah, Wisconsin, tissue and converting operations. The Neenah Mill includes three tissue machines and ten tissue converting lines. The closure will reduce our total annual tissue and tissue converting production capacities by approximately 54,000 and 70,000 tons. During the first nine months of 2021, we recorded $47.1 million of impairment and other closure costs related to the closure of the Neenah mill. The primary components of the charge include an impairment to property plant and equipment of $31.6 million, a write-down to inventory of $5.3 million and $10.3 million of cash expenses for our employees and other closure costs.
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

Customer Program costs
Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as a reduction in net sales at the time the program is initiated and/or the revenue is recognized. The costs include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Our estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on our estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, new store allowances and merchandising support. We review accruals for these rebates and allowances, and adjust accruals when circumstances indicate (typically as a result of a change in volume expectations). As of September 30, 2021 and December 31, 2020, we had $8.8 million and $10.5 million accrued as customer rebates.
As of September 30, 2021, other than the items mentioned above, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income and segment operating income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$1.9	$21.4	$(37.6)	$54.5
Income tax provision (benefit)	(0.3)	9.9	(13.8)	14.1
Interest expense, net	8.9	12.2	27.5	37.0
Depreciation and amortization	25.9	27.7	79.6	83.5
Other operating charges, net	10.2	0.3	55.1	11.9
Other non-operating expense	2.8	1.9	7.8	5.7
Debt retirement costs	0.5	3.9	0.5	4.8
Adjusted EBITDA	$49.9	$77.2	$119.0	$211.5

Pulp and Paperboard segment income	$34.6	$32.6	$72.6	$90.8
Depreciation and amortization	8.9	9.2	26.9	27.6
Adjusted EBITDA Pulp and Paperboard segment	$43.5	$41.8	$99.5	$118.5

Consumer Products segment income	$3.7	$31.5	$11.5	$82.9
Depreciation and amortization	15.9	17.1	49.4	51.4
Adjusted EBITDA Consumer Products segment	$19.6	$48.5	$60.9	$134.3

Corporate and other expense	$(14.3)	$(14.6)	$(44.8)	$(45.6)
Depreciation and amortization	1.1	1.5	3.3	4.4
Adjusted EBITDA Corporate and other	$(13.1)	$(13.1)	$(41.4)	$(41.3)

Pulp and Paperboard segment	$43.5	$41.8	$99.5	$118.5
Consumer Products segment	19.6	48.5	60.9	134.3
Corporate and other	(13.1)	(13.1)	(41.4)	(41.3)
Adjusted EBITDA	$49.9	$77.2	$119.0	$211.5

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below. See Note 14 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.
Pulp and Paperboard

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per ton amounts)	2021	2020	Increase (decrease)	2021	2020	Increase (decrease)
Sales:
Paperboard	$224.1	$207.4	8.1%	$648.8	$621.7	4.4%
Pulp	8.4	8.1	4.0%	23.9	30.1	(20.7)%
Other	4.9	1.8	179.2%	12.0	5.1	137.6%
	$237.5	$217.2	9.3%	$684.6	$656.8	4.2%

Operating income	$34.6	$32.6	6.1%	$72.6	$90.8	(20.0)%
Operating margin	14.6%	15.0%		10.6%	13.8%

Adjusted EBITDA	$43.5	$41.8	4.1%	$99.5	$118.5	(16.0)%
Adjusted EBITDA margin	18.3%	19.2%		14.5%	18.0%

Shipments (short tons)	203,439	205,262	(0.9)%	610,702	614,906	(0.7)%
Sales price (per short ton)	$1,102	$1,010	9.1%	$1,062	$1,011	5.0%

Sales volumes decreased slightly in our Pulp and Paperboard segment for the quarter and nine month periods ended September 30, 2021 compared to the same periods in the prior year based upon reduced production due to our planned maintenance outages. Sales prices increased for the quarter and nine month periods ended September 30, 2021 compared to the same periods in the prior year due to the impacts of our announced price increases and changes in product mix.
Overall, the increase in operating income and Adjusted EBITDA for the quarter ended September 30, 2021 as compared to the same period in the prior year was driven by higher sales prices offset by inflation specifically related to chemicals, freight and energy and our maintenance outage at our Cypress Bend, Arkansas facility. Overall, the decrease in our operating income and Adjusted EBITDA for the nine month period ended September 30, 2021 as compared to the same period in the prior year was driven by inflation and our planned maintenance shutdowns at our Lewiston, ID and Cypress Bend, Arkansas facilities in the second quarter of 2021 which was partially offset by higher sales prices.

Consumer Products

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per unit)	2021	2020	Increase (decrease)	2021	2020	Increase (decrease)
Sales:
Retail tissue	$208.3	$238.6	(12.7)%	$572.9	$747.0	(23.3)%
Non-retail tissue	5.7	6.9	(17.9)%	30.1	31.0	(2.8)%
Other	0.2	0.3	n.m.	0.2	1.6	n.m.
	$214.2	$245.9	(12.9)%	$603.2	$779.7	(22.6)%

Operating income	$3.7	$31.5	(88.3)%	$11.5	$82.9	(86.1)%
Operating margin	1.7%	12.8%		1.9%	10.6%

Adjusted EBITDA	$19.6	$48.5	(59.7)%	$60.9	$134.3	(54.6)%
Adjusted EBITDA margin	9.1%	19.7%		10.1%	17.2%

Shipments (short tons)
Retail	76,237	86,292	(11.7)%	208,496	272,515	(23.5)%
Non-retail	5,741	3,799	51.1%	22,609	18,613	21.5%
	81,978	90,091	(9.0)%	231,104	291,128	(20.6)%

Cases (in thousands)	12,255	14,507	(15.5)%	34,104	45,727	(25.4)%

Sales price (per short ton)
Retail	$2,732	$2,766	(1.2)%	$2,748	$2,741	0.3%
Non-retail	$988	$1,820	(45.7)%	$1,333	$1,665	(19.9)%
n.m. - not meaningful

Sales volumes decreased in our Consumer Products segment for the quarter and nine month periods ended September 30, 2021 compared to the same periods in the prior year as consumer demand slowed due to the lessening impact of COVID-19. Sales prices changed in our Consumer Products segment for the quarter and nine month periods ended September 30, 2021 compared to the same periods in the prior year due primarily to changes in product mix. We saw an increase in our non-retail business related to increases in parent rolls sales offset by reductions in our away from home business due to the announced closure of our Neenah, Wisconsin facility. Sales prices in this category decreased in the periods due to a higher percentage of parent rolls sales which is generally sold at a lower price.
Overall, the decrease in operating income and Adjusted EBITDA for the quarter and nine month periods ended September 30, 2021 compared to the same periods in the prior year was driven by higher input costs, primarily pulp, reduced operations to balance supply and demand and lower sales volumes due to lessening impacts of COVID-19.
Corporate expenses
Corporate expenses for the quarter and nine months ended September 30, 2021 were $14.3 million and $44.8 million compared to $14.6 million and $45.6 million in the same periods in the prior year. The reduction between periods is primarily related to the lower incentive compensation based upon lower operating results. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 8 "Other operating charges" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.

Interest expense
Interest expense for the quarter and nine months ended September 30, 2021 compared to the same periods in the prior year was lower by $3.3 million and $9.6 million due to lower debt outstanding. See Note 9 "Non-operating income (expense)" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
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
Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2021 were $64.4 million compared to $176.1 million in the first nine months of 2020. This decrease was driven by lower net income and increases in inventory. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2020.
Investing Activities
During the nine months ended September 30, 2021, net cash flows used in investing activities were $29.9 million compared to $27.5 million in the prior year period. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $8.9 million and $4.6 million related to capital expenditures that had not yet been paid at September 30, 2021 and 2020.
Throughout 2021, we expect cash paid for capital expenditures to be approximately $42 million to $47 million.
Financing Activities
Net cash flows used by financing activities were $42.5 million for the nine months ended September 30, 2021 as compared to $122.5 million for the same period of 2020. The change was driven by lower debt repayment in the nine months ended September 30, 2021 as compared to the corresponding period of 2020.
Credit Agreements
ABL Credit Agreement
The ABL Credit Agreement matures on July 26, 2024 and includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheet as of September 30, 2021, our borrowings supported up to $246.4 million of availability under the line, of which no borrowings were outstanding and $3.9 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when unused availability falls below $25 million. As of September 30, 2021, our fixed charge coverage ratio was approximately 4.10x.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our Term Loan credit agreement and ABL Credit Agreement. As of September 30, 2021, there were $89.3 million in borrowings outstanding under our credit agreements. The reference interest rate applied to borrowings under the Credit Agreements is adjusted, at our option, at one, two, three, or six month intervals for LIBOR-based borrowings (or daily in the case of alternative based rate borrowings). A one percentage point increase or decrease in interest rates, based on outstanding credit facilities' borrowings of $89.3 million, would have an approximate $0.9 million annual effect on interest expense.

ITEM 4.	Controls and Procedures
As of September 30, 2021, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sale of Equity Securities
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
None.

ITEM 5.	Other Information
None.

ITEM 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

31	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350.

10.1 [1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective September 27, 2021

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
1	Management contact or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

November 2, 2021	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

November 2, 2021	By:	/s/ MICHAEL J. MURPHY
Michael J. Murphy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)