Form 10-K
period 2021-12-31
Clearwater Paper Corp
filed 2022-02-15
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates was $481.2 million.
As of February 14, 2022, 16,692,540 shares of common stock were outstanding.
__________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2022 Annual Meeting of Stockholders to be held on May 16, 2022 are incorporated by reference in Part III of this Form 10-K.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the impact of COVID-19 on our operations; production quality and quantity; our strategy; competitive market conditions; raw materials and input usage and costs, including energy costs and usage; selling, general and administrative cost reduction benefits; strategic projects and related costs and benefits; cash flows; capital expenditures; compliance with our loan and financing agreements; tax rates; operating costs; selling, general and administrative expenses; timing of and costs related to major maintenance, construction, and repairs; liquidity; benefit plan funding levels; stockholder equity; capitalized interest; expected inflation costs for 2022; interest expenses; and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:

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
•cyber-security risks;
•larger competitors having operational, financial and other advantages;
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
•environmental liabilities or expenditures and climate change;
•reliance on a limited number of third-party suppliers for raw materials;
•our ability to attract, motivate, train and retain qualified and key personnel;
•our substantial indebtedness, ability to service our debt obligations and restrictions on our business from debt covenants and terms;
•changes in our banking relations and our customer supply chain financing;
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
GENERAL
We are a premier manufacturer and supplier of bleached paperboard and consumer and parent roll tissue. We supply bleached paperboard to quality-conscious printers and packaging converters, and offer services that include custom sheeting, slitting and cutting. We supply private label tissue to major retailers and wholesale distributors, including grocery, club, mass merchants and discount stores.
STRATEGY
Our long-term strategy is to expand our business to meet the needs of our customers and optimize the profitability of both our Pulp and Paperboard and our Consumer Products segments. In the near-term, our capital allocation focus is on sustaining our asset base, reducing debt and costs to drive enhanced business performance in both segments of our company.
ORGANIZATION
Our business is organized into two operating segments: Pulp and Paperboard and Consumer Products. Sales for these segments for the last three years are included in the table below:

	Year Ended December 31,			Increase (decrease)
(In millions)	2021	2020	2019	2021-2020	2020-2019
Pulp and Paperboard	$946.0	$877.1	$885.4	7.8%	(0.9)%
Consumer Products	835.0	1,018.5	902.5	(18.0)%	12.9%
Eliminations	(8.4)	(27.0)	(26.3)	(69.0)%	2.4%
	$1,772.6	$1,868.6	$1,761.5	(5.1)%	6.1%
Pulp and Paperboard Segment
Our Pulp and Paperboard segment markets and manufactures bleached paperboard for the high-end segment of the packaging industry and is a leading producer of Solid Bleached Sulfate (SBS) paperboard. This segment produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products or transferred to our Consumer Products segment. Minor amounts of pulp are sold to outside customers.
Our Pulp and Paperboard Business
We believe we are one of the five largest producers of bleached paperboard in North America with approximately 14% of the available U.S. production capacity in 2021. We also provide custom sheeting, slitting and cutting of paperboard products.
Our paperboard production consists of folding carton, liquid packaging, cup and plate products, blister and carded packaging, top sheet and commercial printing grades and softwood pulp. In addition to virgin fiber products, we also offer several grades of folding carton and cup stock with post-consumer fiber content.
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
Consumer Products Segment
Our Consumer Products segment sells and produces a complete line of at-home tissue products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers. We also sell minor amounts of parent rolls. Prior to the closure of our Neenah, Wisconsin facility in July 2021, we sold minor amounts of away from home (AFH) products and performed limited contract manufacturing.
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
In bath tissue, the majority of our sales are high quality two-ply ultra and premium products. In paper towels, we produce and sell ultra quality towels as well as premium and value towels. In the facial category, we sell ultra-lotion three-ply and a complete line of two-ply premium products, as well as value facial tissue. In napkins, we manufacture ultra two- and three-ply dinner napkins, as well as premium and value one-ply luncheon napkins. Value grade products utilizing recycled fiber are also produced for customers who wish to further diversify their product portfolio. We compete primarily in the at-home portion of the U.S. tissue market. We believe we accounted for 6% of the overall U.S. at-home market in 2021, including branded and private branded products.
We sell tissue products through our own sales force and compete based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management and pricing and promotion optimization.
INPUT COSTS
During 2021, we saw significant increases in costs across our businesses. Based upon current projections as of the date of this report, we anticipate $90 to $100 million of inflation in raw materials, freight and energy for the year ended December 31, 2022.
Raw Materials
Wood fiber is our principal raw material, which consists of chips, sawdust and logs. We own and operate a wood chipping facility which we believe bolsters our wood fiber position and provides short-term and long-term cost savings.
Additionally, we procure a portion of our pulp requirements. Annually, we purchase approximately 310,000 short tons of pulp, the majority of which is bleached hardwood pulp, on the open market through long-term contracts or market transactions. Our Pulp and Paperboard segment purchases approximately 55,000 short tons and our Consumer Products segment purchases approximately 255,000 short tons. The remaining pulp needs for our Consumer Products segment are supplied internally by our Pulp and Paperboard segment.
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
HUMAN CAPITAL
Our core values of Commitment, Collaboration, Communication, Courage, and Character are the foundation that define our culture and guide our operations to ensure that we protect, develop, and support our most critical stakeholders – our employees, customers, and communities. We apply these core values throughout our organization with key focus areas of safety and human capital management (including diversity, equity, and inclusion) as discussed below.
Safety
The health and safety of our employees is our highest priority. We aspire to achieve zero workplace injuries and provide a safe, open, and accountable work environment for our employees. We have a dedicated Environmental, Health and Safety (EH&S) team that is tasked with promoting safe working practices, monitoring incidents, and working to reduce risks to our employees. Our EH&S team compiles and publishes regular safety results and leverages this information to implement enhanced safety procedures and training across our operations. We provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations. We address employee concerns and take appropriate actions that uphold our core values.
Our priority throughout the COVID-19 pandemic continues to be protecting the health and safety of our employees while maintaining business continuity. We have established safety protocols that meet or exceed recommendations issued by federal, state, and local governments. A vast majority of our office workers continue to telecommute. Within our production and office areas safety protocols include face covering and physical distance requirements, enhanced cleaning and beginning in September 2021, employees working in our facilities are tested weekly for COVID-19. We actively encourage our employees to consider COVID-19 vaccination and have established incentive programs to further promote immunization.
Human Capital Management
Our approximately 3,000 employees are instrumental to delivering on our commitments to our customers and securing long term success for our organization. We actively work to attract and retain the best-qualified talent by offering competitive benefits, including market-competitive compensation, healthcare, paid time off, parental leave, retirement benefits, tuition assistance, employee skills development and leadership development. We have deployed training and development programs across our organization to invest in the professional growth of our people.
We believe that a sustained commitment to diversity, equity and inclusion makes us a stronger organization. We are dedicated to fostering and sustaining an environment where our teammates are valued for their unique backgrounds, knowledge, skills, and experiences. During 2020, we launched a steering committee and in 2021, we began execution of a multiple year diversity, equity and inclusion plan dedicated to prioritizing and furthering our efforts.
As of December 31, 2021, approximately 42% of our employees are covered under collective bargaining agreements. Unions represent hourly employees at two of our manufacturing sites. For a discussion of the uncertainties and business risks associated with employee relations, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business Operations and the Markets in Which We Operate — Our business and financial performance may be harmed by future labor disruptions."

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
In the domestic paperboard and tissue markets in 2021, the COVID-19 pandemic resulted in significant variability. Following the significant increase in demand for tissue products due to at-home consumer purchasing behavior during 2020, we experienced a significant decrease in demand early in 2021 followed by upticks in demand in the second half of the year. Demand for paperboard products has also been affected by the COVID-19 pandemic, with increases in some end-market segments like food and healthcare packaging and decreases in food service and commercial print.
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
Over the past few years, several new or refurbished premium and ultra-quality tissue paper machines and converting assets have been completed or announced by us and by our competitors, including private label competitors, which has resulted and will continue to result in a substantial increase in the supply of premium and ultra-quality tissue in the North American market. Additionally, several new or refurbished conventional tissue machines have been installed or announced, including as a result of foreign competitors increasing their presence and operations in North America. As a result of increased tissue demand due to the COVID-19 pandemic in 2020, foreign tissue manufacturers increased exports into the U.S. market, regional tissue manufacturers increased their production, and some away-from-home tissue manufacturers re-purposed their products to the at-home market, all of which increased tissue supply. We believe that increasing tissue capacity, together with intensifying competition experienced by our retail customers, has made it difficult for us to pass through to our customers the significant increases in input costs we have experienced in the last several years. If demand for tissue products in the North American market does not increase or consumer purchasing of premium and ultra-quality tissue do not increase commensurate with the increased capacity, the increase in supply of ultra-quality tissue products could have a material adverse effect on the price of premium and ultra-quality tissue products. In addition, increased supply of premium and ultra-quality tissue may adversely affect the market prices and margins for such tissue and result in the displacement of demand for conventional tissue, which could adversely affect the market price for conventional tissue products, which will continue to represent a significant portion of our total production for the foreseeable future.
The loss of, or a significant reduction in, orders from, or changes in prices in regard to, any of our large customers could adversely affect our operating results and financial condition.
We derive a substantial amount of revenues from a concentrated group of customers. Our top 10 customers accounted for 46% of sales in 2021. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our results of operations and financial condition. In 2022, we have some large tissue agreements up for renewal. We have experienced increased price and promotion competition in our consumer products business, and this competition has decreased our gross margins and adversely affected our financial condition.
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
The expansion of our tissue business through the integration of our facilities and production capacity may not proceed as anticipated.
We continue to integrate the newest paper machine and converting facilities at our Shelby, North Carolina site within our national tissue network, including the development and production of premium and ultra-quality tissue products. The ongoing integration entails numerous risks, including diverting management's attention from other business concerns, difficulties in the operations integration and product development, and uncertainties regarding the existence of sufficient customer demand for the tissue produced by our integrated network. Any of these risks if realized, could have a material adverse effect on our business, financial condition, results of operations and liquidity.
We depend on external sources of wood pulp and wood fiber for a significant portion of our tissue production, which subjects our business and results of operations to potentially significant fluctuations in the price of market pulp and wood fiber.
Our Consumer Products segment sources a significant portion of its wood pulp requirements from external suppliers, which exposes us to price fluctuation. For 2021, we sourced 60% of our Consumer Product segment pulp requirements (or 30% overall) of our pulp from external sources. Pulp prices can, and have, changed significantly from one period to the next. The volatility of pulp prices can adversely affect our earnings if we are unable to pass cost increases on to our customers or if the timing of any price increases for our products significantly trails the increases in pulp prices.
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
Our business is dependent on transportation services to deliver our products to our customers and to deliver raw materials to us as well as for intercompany shipments of parent rolls. Shipments of products and raw materials may be delayed or disrupted due to weather conditions, labor shortages or strikes, regulatory actions or other events. If our transportation providers are unavailable or fail to deliver our products in a timely manner, we may incur increased costs and we may be unable to manufacture and deliver our products on a timely basis. In 2021, we experienced both difficulties in procuring sufficient transportation for intercompany and external shipments as well as significant increases in transportation costs due to a number of factors.
The costs of these transportation services are also affected by geopolitical, economic and weather-related events. We have not been able in the past, and may not be able in the future, to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices because of increased fuel or transportation costs, our gross margins may be materially adversely affected.
We rely on a limited number of third-party suppliers and vendors required for the production of our products and our operations.
Our dependence on a limited number of third-party suppliers, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality and delivery schedules. Limitations on the availability of, and subsequent increases in, the costs of raw materials, could have an adverse effect on our financial results. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or will continue to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms.
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
Our tissue products compete with well-known, branded products, as well as other private label products. Our business may be harmed by new product offerings by competitors, the effects of consolidation within retailer and distribution channels and price competition from companies that may have greater financial resources than we do. If we are unable to offer our existing customers, or new customers, tissue products comparable to branded products or other companies' private label products in terms of quality, customer service and/or price, we may lose business or we may not be able to grow our existing business, and we may be forced to sell lower-margin products, all of which could negatively affect our financial condition and results of operations.
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
Our ability to successfully compete in the pulp and paperboard industry is influenced by a number of factors, including manufacturing capacity, general economic conditions and the availability and demand for paperboard substitutes. Our Pulp and Paperboard business competes with WestRock, Georgia-Pacific, Graphic Packaging, Pactiv Evergreen and other international producers, most of whom are much larger than us. Any increase in manufacturing capacity by any of these or other producers could result in overcapacity in the pulp and paperboard industry, which could cause downward pressure on pricing. For example, a European company recently announced the acquisition of a U.S. based printing and writing grade company, with the intention to convert two paper machines to produce paperboard for the North American market. Increased production by foreign manufacturers may result in increased competition in the North American paperboard markets from direct sales by foreign competitors into these markets or increased competition in the United States as domestic manufacturers seek increased U.S. sales to offset displaced overseas sales caused by increased sales by foreign suppliers into Asia and European markets. Furthermore, customers could choose to use types of paperboard that we do not produce or could rely on alternative materials, such as plastic, for their products. An increased supply of or demand for any of these products could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our results of operations and cash flows.
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
Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes,cyber attacks and malware, terrorism, changes in or non-compliance with environmental or safety laws, and the lack of availability of services from any of our facilities' key suppliers. For example, in 2021 we had a fire at our Las Vegas facility, and in both 2020 and 2021 severe weather events resulted in the shutdown or curtailment of operations at our Arkansas mill. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our results of operations.
Our business and financial performance may be harmed by future labor disruptions.
As of December 31, 2021, approximately 42% of our full-time employees were represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. Any failure to reach an agreement with one of the unions may result in strikes, lockouts, work slowdowns, stoppages or other labor actions, any of which could have a material adverse effect on our operations and financial results.
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
We use information technology, or IT, systems in various aspects of our operations, including enterprise resource planning, management of inventories, manufacturing, supply chain and customer sales. We have different legacy IT systems that we are continuing to integrate, upgrade and move to the cloud. If one of these systems were to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our manufacturing and sales operation, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement new systems.
We face cyber-security risks.
Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems or plant networks could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could result in lost sales, production interruption, business delays, negative publicity, and could have a material adverse effect on our business, results of operations and financial condition.
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
Increased regulatory activity at the state, federal and international level is possible regarding climate change as well as other emerging environmental issues associated with our manufacturing sites, such as water quality standards or dam breaching for purposes of aiding salmon recovery in the Pacific Northwest. Such new public policy or compliance with regulations that implement new public policy in these areas might require significant expenditures on our part or even the curtailment of certain of our manufacturing operations.
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
We may be subject to operational and financial climate change risks
Extreme, weather-related events caused by climate change, such as prolonged, extreme high or low temperatures, extreme storms, floods and decreased or curtailed water supplies, could result in physical damage to our facilities and operations. Such events may also result in supply chain disruptions and increased costs. For example, in 2021 extreme weather events resulted in the curtailment of natural gas to, and consequent curtailment of operations at, our Arkansas mill. The ability to harvest the wood fiber used in our manufacturing operations may be limited, and prices could become volatile, because of variations in weather, wildfires, and climate conditions. Damage or disruptions we may incur because of climate-related risks could have a material adverse effect on our manufacturing and sales operations, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement mitigation efforts to address potential climate change impacts.
Our capital expenditures may not achieve the desired outcomes or may be achieved at a higher cost than anticipated
We regularly make capital expenditures and many of our capital projects are complex, costly, and implemented over an extended period of time. We may experience higher expenditures than anticipated for particular capital projects as well as unanticipated business disruptions, and we may not achieve the desired benefits from a given project, any of which could adversely affect our business, financial condition, results of operations and cash flows. In addition, disputes between us and contractors who are involved with implementing capital projects could lead to time-consuming and costly litigation.

RISK RELATED TO OUR EMPLOYEE PLANS

We may be required to pay material amounts under multiemployer pension plans; the plans in which we participate are in “critical and declining” or “critical” financial status and this subjects us to potential liabilities, particularly if we withdraw from a plan.
We contribute to two multiemployer pension plans. The amount of our annual contributions to these plans is negotiated with the union representing our employees covered by the plan. In 2021, we contributed approximately $5.7 million to these plans. If in future years we continue to participate in these plans, we may be required to make increased annual contributions, which would reduce the cash available for business and other needs. The decision whether to continue to participate in these multiemployer plans does not rest solely with us; rather, it is negotiated as part of the collective bargaining agreements with labor unions that participate in these plans. There are risks associated with both continuing to participate in multiemployer plans and with withdrawing from multiemployer plans.
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
One of the multiemployer pension plans to which we contribute, the IAM National Pension Fund, or IAM NPF, elected to be certified to be in “critical status” for the plan year beginning January 1, 2019. If we were to withdraw from IAM NPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of IAM NPF’s unfunded vested benefits. Based on information available to us, as well as information provided by IAM NPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2021, the withdrawal liability payment that we would be required to make to IAM NPF were we to completely withdraw in 2021 would be a single payment of approximately $4.2 million on a pretax basis. If we were deemed to be included in a “mass withdrawal” from IAM NPF, this payment could be greater or result in our making annual payments. We currently have no plans to withdraw from IAM NPF and have not recognized any liability associated with a withdrawal from IAM NPF in our consolidated financial statements.
The other multiemployer pension plan to which we contribute, the PACE Industry Union-Management Pension Fund, or PIUMPF, was certified to be in “critical status” for the plan year beginning January 1, 2010 and continued to be in critical status through the plan year beginning January 1, 2014. For the plan years beginning January 1, 2015 through January 1, 2021, PIUMPF was certified to be in "critical and declining status" under the Multiemployer Pension Reform Act of 2014. The number of employers participating in PIUMPF fell from 135 during 2012 to 44 during 2020 and the ratio of inactive participants to active employees participating in PIUMPF has increased from 3.4 inactive participants per each active employee at the end of 2013 to 17.2 inactive participants per each active employee at the end of 2020. We are the largest contributing employer remaining in PIUMPF.
If we were to withdraw from PIUMPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of PIUMPF’s unfunded vested benefits. Based on information available to us, as well as information provided by PIUMPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2021, the withdrawal liability payments that we would be required to make to PIUMPF were we to completely withdraw in 2021 would be approximately $5.7 million per year on a pretax basis. These payments would continue for 20 years with an estimated present value in excess of $86 million on a pre-tax basis. If we were deemed to be included in a “mass withdrawal” from PIUMPF, these payments could continue indefinitely.
The American Recovery Plan Act, or ARPA, includes provisions to provide financial relief to financially troubled multiemployer pension plans. PIUMPF meets the qualifications under ARPA to be eligible for substantial financial relief in an amount intended to allow it to remain solvent until at least 2051. Under the interim final Pension Benefit Guarantee Corporation, or PBGC, rules promulgated under ARPA, it does not appear likely that IAM NPF would satisfy the qualifications to be eligible for funding under ARPA. Under the interim PBGC rules, it does not appear likely that the legislation would reduce the amount of the statutory withdrawal liability we would incur if we were to withdraw from PIUMPF. We are continuing to assess the impact of the legislation and are awaiting the final PBGC rules that will finalize guidelines and procedures for pension plans to apply for funding. We expect PIUMPF will be eligible to apply in early 2023, although this timing may change if the PBGC makes changes to the application process.
Were we voluntarily to withdraw from PIUMPF in 2022 or later, we could be subject to substantial payments in addition to the withdrawal liability payments described above. As a plan in critical and declining status, PIUMPF has adopted a rehabilitation plan. That plan purports to require a withdrawing employer to make an additional, lump-sum payment - above and beyond the statutory withdrawal liability - based on PIUMPF’s accumulated funding deficiency, or AFD. We do not believe PIUMPF’s purported imposition of the AFD on withdrawing employers is legally enforceable. However, we are aware that one large employer that withdrew from PIUMPF has recognized a liability for payment of an AFD amount and that other withdrawing employers have paid some amounts in respect to the AFD. There have been lawsuits in federal courts challenging PIUMPF’s AFD. These lawsuits have not resolved the issue.
If the AFD were held to be legally enforceable, and if we were to elect to withdraw in some future year, the amount of our AFD liability at the time of our withdrawal would be material and subject to a variety of factors including without limitation the nature and timing of a withdrawal, the solvency or insolvency of PIUMPF at the time of the withdrawal, the level of contributions to the plan made by other contributing employers before our withdrawal, whether any employers that had withdrawn in the intervening years had made AFD payments, and the effect of funding provided under ARPA. We are evaluating how PIUMPF’s AFD may be impacted by its use of ARPA funds, although we expect that all other things being equal, the use of ARPA funds will reduce PIUMPF’s AFD over an extended time-period.
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
We have a company-sponsored pension plan covering a portion of our salaried and hourly employees. The volatility in the value of equity and fixed income investments held by this plan, coupled with a low interest rate environment resulting in higher liability valuations, has caused the company-sponsored salary plan to be underfunded as the projected benefit obligation has exceeded the aggregate fair value of plan assets by varying year-end amounts since 2008. At December 31, 2021, our company-sponsored salary pension plan was underfunded in the aggregate by $7.4 million. As a result of underfunding, we may be required to make contributions to our company-sponsored salary plan in future years, which would reduce the cash available for business and other needs. In 2021, we made no contributions to the company-sponsored pension plan, and we are not required to make contributions in 2022.
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

We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2021, we had approximately $644 million face value of debt outstanding, collectively which is related to our Term Loan Credit Agreement (as defined below), $300 million 2014 Notes, $275 million 2020 Notes, ABL Credit Agreement (as defined below) and finance leases. After giving effect to borrowing base limitations and issuance of letters of credit, we had availability of approximately $244 million under the ABL Credit Agreement as of December 31, 2021.
Our significant amount of debt could have important consequences. For example, it could:
•make it more difficult for us to satisfy our obligations under our notes and Credit Agreements (as defined below);
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
We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Credit Agreements restrict but do not prohibit us from doing so. After giving effect to borrowing base limitations and issuance of letters of credit, we had availability of approximately $244 million under the ABL Credit Agreement as of December 31, 2021. In addition, the Term Loan Credit Agreement allows us to issue additional secured term loans and/or notes under certain circumstances, which would be guaranteed by our subsidiary guarantors. In addition, the indentures governing our notes do not prevent us from incurring certain other liabilities that do not constitute secured indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
We are exposed to risks related to our arrangements with respect to supply chain financing and banking arrangements.
We enter into supply chain financing arrangements with financial institutions to sell certain of our trade receivables without recourse. In addition, we maintain bank accounts with several domestic financial institutions, any of which may prove not to be financially viable. If we were to stop entering into these supply chain financing arrangements, our operating results, financial condition and cash flows could be adversely impacted by delays or failures in collecting trade receivables. However, by entering into these arrangements, and by engaging these financial institutions for banking services, we are exposed to additional risks. If any of these financial institutions experiences financial difficulties or is otherwise unable to honor the terms of our supply chain financing arrangements, we may experience material financial losses due to the failure of such arrangements or a lack of access to our funds, any of which could have an adverse impact upon our operating results, financial condition and cash flows.
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
As of December 31, 2021, we had approximately $644 million of outstanding indebtedness, and we could incur substantial additional indebtedness in the future. Our ability to make scheduled payments on or to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash from our operations. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
There are various limitations on our ability to incur the full $250 million of commitments under the ABL Credit Agreement and borrowings under our ABL Credit Agreement are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the ABL Credit Agreement, a monthly fixed charge maintenance covenant would become applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than 10.0% of the total $250 million of current revolving loan commitments, or $25 million currently. As of December 31, 2021, availability under the ABL Credit Agreement was approximately $244 million. However, it is possible that availability, as calculated under the ABL Credit Agreement, could fall below the 10% threshold in a future period. If the covenant trigger were to occur, we would be required to satisfy and maintain on the last day of each quarter a fixed charge coverage ratio of at least 1.1x for the preceding four quarter period for which financial statements had been delivered. As of December 31, 2021, our fixed charge coverage ratio was approximately 3.56x. If and when the fixed charge coverage ratio were to be tested, our ability to meet the minimum fixed charge coverage ratio could be affected by events beyond our control, and we cannot assure you that we would meet this ratio at such time. A breach of any of these covenants could result in a default under the ABL Credit Agreement. Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.
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
The expected replacement of the LIBOR benchmark interest rate and other interbank offered rates with new benchmark rate indices may have an impact on our financing costs.
As of December 31, 2021, we had $50.0 million of debt outstanding under facilities with interest rates based on LIBOR. Our Credit Agreements include fallback language that seeks to facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance or that would replace LIBOR with a new benchmark replacement rate upon certain triggering events. We cannot predict what the impact of any such replacement rate would be to our interest expense, however, the discontinuation, reform, or replacement of LIBOR or any other benchmark rates may result in fluctuating interest rates that may have a negative impact on our interest expense and our profitability. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our liabilities indexed to LIBOR and could have a negative impact on our profitability and cash flows. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to existing contractual agreements, and implementing changes to our systems and processes.
GENERAL RISK
United States and global economic conditions could have adverse effects on the demand for our products and financial results.

U.S. and global economic conditions and currency exchange rates have a significant impact on our business and financial results. Recessed global economic conditions and a strong U.S. dollar could affect our business in a number of ways, including causing declines in global demand for consumer tissue and paperboard, and increased competition from foreign manufacturers in the U.S. market. Foreign currency changes can also impact pricing associated with our raw materials such as pulp and equipment purchases impacting our cost structure.
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

(In tons)	Tissue Parent Rolls	Tissue converting	Pulp [1]	Paperboard	Sheeted Paperboard
Las Vegas, Nevada	44,000	74,000
Lewiston, Idaho	190,000	90,000	590,000	480,000
Shelby, North Carolina	156,000	150,000
Elwood, Illinois		63,000
Cypress Bend, Arkansas			314,000	360,000
Mendon, Michigan					50,000
Wilkes-Barre, Pennsylvania					40,000
Dallas, Texas					36,000
Richmond, Virginia					35,000
Hagerstown, Indiana					32,000
	390,000	377,000	904,000	840,000	193,000
1 Pulp is consumed internally either within our Paperboard operations or is transferred to our Tissue operations. Minor amounts (38,000 tons in 2021) are sold to external parties.

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
HOLDERS
As of February 11, 2022, there were approximately 641 registered holders of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. As of December 31, 2021, we had up to $29.8 million of authorization remaining. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
SALES OF UNREGISTERED SECURITIES
None.
DIVIDENDS
We have not paid any cash dividends and do not anticipate paying a cash dividend in 2022. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and our stockholders. The declaration and amount of any dividends, however, would be determined by our Board of Directors and would depend on our earnings, our compliance with the terms of our notes and revolving credit facilities that contain certain restrictions on our ability to pay dividends, and any other factors that our Board of Directors believes are relevant.
PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder return of our common stock for the period beginning December 31, 2016 and ending December 31, 2021, with the cumulative total return during such period of the Russell 2000® Index, the S&P MidCap 400® Index (excluding those companies classified as members of the GICS® Financials sector) and the S&P 600 Small Cap Index. The comparison assumes $100 was invested on December 31, 2016, in our common stock and in the indices and assumes dividends were reinvested. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.
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

This comparison assumes $100 was invested on December 31, 2016, in our common stock and in the indices and assumes dividends were reinvested.

	December 31,
	2016	2017	2018	2019	2020	2021
Company Name / Index
Clearwater Paper Corporation	$100.00	$69.26	$37.18	$32.59	$57.59	$55.94
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
S&P MidCap 400® Index (excluding members of the GICS® Financials sector)	100.00	118.04	101.71	130.33	145.43	180.13
S&P 600 SmallCap Index	100.00	113.23	103.63	127.24	141.60	179.58

ITEM 6.     [Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report. A discussion of the earliest year may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K filed on February 25, 2021.
OVERVIEW
Executive Summary
For the year ended 2021, we reported net sales of $1.8 billion, down from $1.9 billion reported for the year ended 2020. We reported net loss for the year of $28.1 million, or $1.67 per diluted share, compared to net income of $77.1 million or $4.61 per diluted share in 2020. Adjusted EBITDA was $174.6 million compared to $283.2 million reported in 2020. Decreases in Adjusted EBITDA for 2021 as compared to 2020 were primarily driven by reduced demand for retail tissue as consumers and customers destocked their inventories early in 2021 followed by brief periods of demand spikes based upon the impact of COVID-19 through the year. Decreased demand resulted in lower production which in turn drove decreased fixed cost absorption and lower margins. We also experienced negative impacts due to higher pulp, energy and transportation costs. The pulp and paperboard business benefited in 2021 from significant higher sales prices partially offset by major maintenance in our pulp and paperboard operations. See discussion on segment level results regarding sales, operating results and Adjusted EBITDA in “Our Operating Results” below. See Note 16 "Segment Information" of the Notes to Consolidated Financial Statements included in Item 8 of this report for further information.
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
In general, the process of making paperboard begins by chemically cooking wood fibers to make pulp. The pulp is bleached to provide a white, bright pulp, which is formed into paperboard. Bleached pulp that is to be used as market pulp is dried and baled on a pulp drying machine, bypassing the paperboard machines. The various grades of paperboard are wound into rolls for converting to final end users. Liquid packaging and cup stock grades are coated, in a separate operation to create a resistant and durable liquid barrier.
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
Liquid Packaging. Liquid packaging paperboard is used in rigid containers including juice, milk and wine sold in supermarket retail channels.
Cup and Plate Category. Cup and plate category is primarily converted into packaging for premium ice cream, hot and cold cups used in quick service channels and commodity focus plates.
Other. Other applications include carded packaging for blister board alternatives (e.g. batteries and lip stick) and bleached bristols which are used to produce premium printing heavyweight paper grades used in commercial application. Bristols can be clay coated on one side or both sides for applications such as brochures, presentation folders and paperback book covers.
The paperboard industry is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, prices for products and sales volumes have historically been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. In 2021, economic conditions resulting from the COVID-19 pandemic, including increased raw material prices, transportation costs, and consistently strong demand, contributed to increased prices for paperboard products.
Tissue Industry Overview
The U.S. tissue market can be divided into two market segments: the at-home or consumer retail purchase segment, which represented over 70% of 2021 U.S. tissue market sales, and away-from-home segment, representing the remaining U.S. tissue market sales and includes tissue for locations such as restaurants, hotels and office buildings (according to Fastmarkets RISI(RISI) U.S. Tissue Monthly Data, November 2021).
The U.S. at-home tissue segment consists of bath, paper towels, facial and napkin products categories. Each category is further distinguished according to quality segments: ultra, premium, value and economy. As a result of manufacturing process improvements and consumer preferences, the majority of at-home tissue sold in the United States is ultra and premium quality. At-home tissue producers are comprised of companies that manufacture branded tissue products, private label tissue products, or both. Branded tissue suppliers manufacture, market and sell tissue products under their own nationally branded labels. Private label tissue producers manufacture tissue products for retailers to sell as their store brand. We estimate that private brands comprise approximately one third of the total tissue market.
In the U.S., at-home tissue is primarily sold through grocery stores, mass merchants, warehouse clubs, drug stores and discount dollar stores. Tissue has experienced steady demand growth largely due to population growth in the United States. In addition to economic and demographic drivers, tissue demand is affected by product innovations and shifts in distribution channels.
The U.S. tissue industry has experienced an increase in ultra and premium tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity as well as added conventional tissue capacity. Demand for consumer tissue products during 2021 was volatile given the early inventory destocking followed by brief demand spikes as COVID-19 continued to impact the U.S. As consumers return to pre-COVID-19 away from home activities, we expect this demand for tissue to normalize and approach pre-COVID-19 levels.
Critical Accounting Policies and Significant Estimates
A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. We reviewed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For 2021, these significant accounting estimates and judgments include:
Retirement Plans and Postretirement Benefits
We have a number of defined benefit pension plans in the United States covering many of our employees. Benefit accruals under most of our defined benefit pension plan in the United States were frozen prior to January 2014.
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

The following table illustrates the estimated impact on hypothetical pension obligations and expenses that would have resulted from a 25 basis point reduction in two key assumptions for the year ended December 31, 2021 (in millions):

(In millions)	Statement of Operations	Balance Sheets
Discount rate	$0.5	$8.5
Expected long term rate of return	$0.7	$—

It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

Non-GAAP Financial Measures
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-K, we disclose overall and segment earnings (loss) from operations before interest expense, net, non-operating pension and other post employment benefit costs, income tax (benefit), depreciation and amortization, other operating charges, net, and debt retirement costs as Adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
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

The following table provides our Adjusted EBITDA reconciliation for the last three years:

	For The Years Ended December 31,
(In millions)	2021	2020	2019
Net income (loss)	$(28.1)	$77.1	$(5.6)
Income tax provision (benefit)	(7.7)	21.1	(2.3)
Interest expense, net	36.4	46.5	44.9
Depreciation and amortization expense	105.0	111.0	115.6
Other operating charges, net	57.7	14.0	6.3
Other non-operating expense	10.4	7.6	5.7
Debt retirement costs	$1.0	5.9	2.7
Adjusted EBITDA	$174.6	$283.2	$167.3

Pulp and Paperboard segment income	$125.7	$124.5	$114.6
Depreciation and amortization	35.7	36.7	39.4
Adjusted EBITDA Pulp and Paperboard segment	$161.4	$161.3	$154.0

Consumer Products segment income (loss)	$4.0	$110.6	$(5.9)
Depreciation and amortization	64.9	68.5	69.7
Adjusted EBITDA Consumer Products segment	$69.0	$179.1	$63.8

Corporate and other expense	$(60.1)	$(63.0)	$(57.0)
Depreciation and amortization	4.4	5.8	6.5
Adjusted EBITDA Corporate and other	$(55.7)	$(57.2)	$(50.5)

Pulp and Paperboard segment	$161.4	$161.3	$154.0
Consumer Products segment	69.0	179.1	63.8
Corporate and other	(55.7)	(57.2)	(50.5)
Adjusted EBITDA	$174.6	$283.2	$167.3

OUR OPERATING RESULTS
Pulp and Paperboard Segment
Our Pulp and Paperboard segment markets and produces bleached paperboard to quality-conscious printers and packaging converters, and offers services that include custom sheeting, slitting and cutting.
Segment sales, operating income and Adjusted EBITDA for the Pulp and Paperboard segment were as follows:

	For The Years Ended December 31,			Increase (decrease)
(In millions, except per unit and paperboard shipments)	2021	2020	2019	2021-2020	2020-2019
Sales:
Paperboard	$894.9	$828.0	$846.3	8.1%	(2.2)%
Pulp	34.8	41.4	31.2	(15.9)%	33.0%
Other	16.2	7.6	7.9	112.1%	(3.6)%
	$946.0	$877.1	$885.4	7.9%	(0.9)%

Operating income	$125.7	$124.5	$114.6	0.9%	8.7%
Operating margin	13.3%	14.2%	12.9%

Adjusted EBITDA	$161.4	$161.3	$154.0	0.1%	4.7%
Adjusted EBITDA margin	17.1%	18.4%	17.4%

Paperboard shipments (short tons)	822,206	821,138	827,459	0.1%	(0.8)%
Paperboard sales price (short tons)	$1,088	$1,008	$1,023	8.0%	(1.5)%
Sales volumes in our Pulp and Paperboard segment for the year ended December 31, 2021 compared to the year ended December 31, 2020 were flat. Sales prices for the year ended December 31, 2021 compared to the prior year increased significantly due to the impacts of announced price increases across the industry and changes in product mix. These price increases were driven by strong demand and the tightening of the supply of paperboard products. Offsetting the higher prices, the Pulp and Paperboard segment completed its planned major maintenance in 2021 which resulted in higher operating costs relative to the prior year.
Overall, operating income and Adjusted EBITDA for the year ended December 31, 2021 compared to the prior year was essentially flat with higher sales prices in 2021 offset by inflation specifically related to chemicals, freight and energy and our major maintenance outages at both of our facilities which did not occur in in the prior year.

Consumer Products Segment
Our Consumer Products segment sells and manufactures a complete line of at-home tissue products and previously sold minor amounts of AFH products prior to the closure of our Neenah, Wisconsin facility in July 2021. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers.
Segment sales, operating income and Adjusted EBITDA for the Consumer Products segment were as follows:

	For The Years Ended December 31,			Increase (decrease)
(In millions, except per unit)	2021	2020	2019	2021-2020	2020-2019
Sales:
Retail tissue	$797.9	$975.7	$845.6	(18.2)%	15.4%
Non-retail tissue	36.7	41.1	56.5	(10.8)%	(27.3)%
Other	0.4	1.6	0.5	(74.7)%	220.0%
	$835.0	$1,018.5	$902.5	(18.0)%	12.8%

Operating income (loss)	$4.0	110.6	(5.9)	(96.3)%	nm
Operating margin	0.5%	10.9%	(0.7)%

Adjusted EBITDA	$69.0	$179.1	$63.8	(61.5)%	180.7%
Adjusted EBITDA margin	8.3%	17.6%	7.1%

Shipments (short tons)
Retail	287,987	355,862	308,805	(19.1)%	15.2%
Non-retail	28,812	25,111	32,164	14.7%	(21.9)%

Cases (in thousands) [1]
Retail	45,536	57,743	48,486	(21.1)%	19.1%
Away from home	781	1,539	1,967	(49.3)%	(21.8)%

Sales price (short tons)
Retail	$2,771	$2,742	$2,738	1.1%	0.1%
Non-retail	$1,273	$1,636	$1,756	(22.2)%	(6.8)%
n.m - not meaningful
1 Excludes contract manufacturing cases of 157, 314 and 807 for the years ended December 31, 2021, 2020 and 2019.

Sales volumes decreased in our Consumer Products segment for the year ended December 31, 2021 compared to the prior year as consumer demand slowed due to the lessening impact of COVID-19. Sales prices changed in our Consumer Products segment for the year ended December 31, 2021 compared to the prior year due primarily to changes in product mix. We saw an increase in our non-retail business related to increases in parent rolls sales offset by reductions in our away from home business due to the announced closure of our Neenah, Wisconsin facility during 2021. Sales prices in this category decreased in the period due to a higher percentage of parent rolls sales which are generally sold at a lower price.
Overall, decrease in operating income and Adjusted EBITDA for the year ended December 31, 2021 compared to the prior year was driven by higher input costs, primarily pulp, reduced operations to balance supply and demand and lower sales volumes due to lessening impacts of COVID-19.
Corporate expenses
Corporate expenses were $60.1 million in 2021 as compared to $63.0 million in 2020. The reduction between years is primarily related to the lower incentive compensation due to lower financial results. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 9 "Other Operating Charges, net" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.
Interest expense, net
Interest expense for the year ended December 31, 2021 compared to December 31, 2020 was $10.1 million lower due to lower debt outstanding. See Note 10 "Non-operating income (expense)" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.
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
Operating Activities
During 2021, we generated $96.4 million of cash from operations, as compared to $247.0 million in 2020. This decrease was driven by decreases in our net income and changes in working capital due to decreased demand in our consumer products division which resulted in higher inventories. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2020.
Investing Activities
During 2021 we used $25.1 million in cash for investing activities attributable to $38.4 million of capital expenditures partially offset by $13.3 million of proceeds from divested assets, as compared to $39.6 million for capital expenditures during 2020. Capital expenditures were primarily related to maintenance projects. Included in accounts payable and accrued liabilities was $11.0 million related to capital expenditures that had not yet been paid at December 31, 2021.
In 2022, we expect cash paid for capital expenditures to be approximately $60 million to $70 million.
Financing Activities
Net cash flows used in financing activities were $82.0 million for 2021 as compared to $192.9 million for 2020. The change was driven by lower debt repayments for the year ended December 31, 2021 as compared to the prior year.

Commitments
As of December 31, 2021, we have purchase commitments of $108.7 million million related to contracts for the purchase of chemicals, pulp and contracts with natural gas and electricity providers that are legally binding on us and specify fixed or minimum quantities. Additionally, we have $16.4 million in purchase commitments associated with capital expenditures.
Credit Agreements
We must make mandatory prepayments of principal under the Term Loan Credit Agreement upon the occurrence of certain specified events, including based upon a percentage of annual Excess Cash Flow we generate which can fluctuate depending on our Senior Secured Leverage Ratio (as those terms are defined in the Term Loan Credit Agreement). For instance, if our Senior Secured Leverage Ratio on the last day of a fiscal year is below 1.50x, we are not subject to an Excess Cash Flow mandatory prepayment. There is uncertainty in the amount of Excess Cash Flow that we may generate during the current fiscal year, therefore, we are unable to estimate the mandatory prepayment under the Term Loan Credit Agreement that could be required at the time such payment is due in 2022. During the year ended December 31, 2021, we prepaid $79 million of principal under the Term Loan Credit Agreement. Amounts repaid or prepaid cannot be reborrowed. However, we may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, so long as our first lien secured leverage ratio does not exceed 2.00x to 1.00x. At December 31, 2021, our first lien secured leverage ratio was 0.24x.
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
At December 31, 2021, we were in compliance with the Credit Agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our Credit Agreements. If we are unable to do so, it would be necessary to seek an amendment from our lenders, which, if obtained, could require payment of additional fees, increased interest rates or other conditions or restrictions. See Note 8, "Debt" to the Notes to Consolidated Financial Statements included in this report for additional discussion of our Credit Agreements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk on financial instruments includes interest rate risk on our Term Loan and ABL Credit Agreements. As of December 31, 2021, there were $50.0 million in borrowings outstanding under our Term Loan Agreement and no outstanding borrowings under our ABL Credit Agreement. The interest rates applied to our Credit Agreements are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. A one percentage point increase or decrease in interest rates, based on assumed outstanding borrowings of $50.0 million, would have a $0.5 million annual effect on interest expense.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Nearly all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risk

	Expected Maturity Date
(In millions)	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt:[1]
Fixed rate	$—	$—	$—	$300.0	$—	$275.0	$575.0
Variable rate	$—	$—	$—	$—	$50.0	$—	$50.0
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	—%	5.38%	3.13%	4.75%	4.42%
Fair value at December 31, 2021							$653.3
1 Excludes finance lease liabilities.

ITEM 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Clearwater Paper Corporation:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Measurement of the pension benefit obligation
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company’s pension benefit obligation was $310.1 million as of December 31, 2021. The measurement of the pension benefit obligation is based on actuarial assumptions that require judgment, which includes the discount rate applied to the pension benefit obligation.

We identified the evaluation of the discount rate used in the measurement of the pension benefit obligation as a critical audit matter. Specialized skills and knowledge were required to evaluate the discount rate used to determine the pension benefit obligation. In addition, there was subjectivity and judgment in applying and evaluating results of the procedures due to the sensitivity of the pension benefit obligation to changes in the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls over the Company’s pension benefit process. This included controls related to the determination of the discount rate assumption. We considered the change in the discount rate from that used in the prior year, including consideration of the changes in the discount rate in light of published reports of actuarial experts. We involved an actuarial professional with specialized skills and knowledge, who assisted in evaluating the discount rate as determined using the hypothetical bond portfolio model through analyzing the bond selection criteria, the bond ratings, and the cash flow matching of the model.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Seattle, Washington
February 15, 2022

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets

	December 31,
(In millions, except share information)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$25.2	$35.9
Receivables, net of allowance for current expected credit losses of $1.4 and $1.6 at December 31, 2021 and 2020	167.4	160.6
Inventories	277.7	263.3
Other current assets	16.9	15.2
Total current assets	487.2	474.9
Property, plant and equipment, net	1,081.8	1,191.5
Other assets, net	121.1	134.0
Total assets	$1,690.1	$1,800.4
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1.6	$1.7
Accounts payable and accrued liabilities	252.5	243.1
Total current liabilities	254.1	244.8
Long-term debt	637.6	716.4
Liability for pension and other postretirement employee benefits	73.6	80.5
Deferred tax liabilities and other long-term obligations	213.1	237.6
Total liabilities	1,178.3	1,279.3
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 16,692,102 and 16,573,246 shares issued	—	—
Additional paid-in capital	23.6	16.6
Retained earnings	530.7	558.8
Accumulated other comprehensive loss, net of tax	(42.6)	(54.3)
Total stockholders’ equity	511.7	521.1
Total liabilities and stockholders' equity	$1,690.1	$1,800.4

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations

	For The Years Ended December 31,
(In millions, except per share data)	2021	2020	2019
Net sales	$1,772.6	$1,868.6	$1,761.5
Costs and expenses:
Cost of sales	1,590.0	1,574.4	1,597.0
Selling, general and administrative expenses	112.9	122.0	112.8
Other operating charges, net	57.7	14.0	6.3
Total operating costs and expenses	1,760.6	1,710.4	1,716.1
Income from operations	12.0	158.1	45.4
Interest expense, net	(36.4)	(46.5)	(44.9)
Debt retirement costs	(1.0)	(5.9)	(2.7)
Other non-operating expense	(10.4)	(7.6)	(5.7)
Income (loss) before income taxes	(35.7)	98.2	(7.9)
Income tax provision (benefit)	(7.7)	21.1	(2.3)
Net income (loss)	$(28.1)	$77.1	$(5.6)

Net income (loss) per common share:
Basic	$(1.67)	$4.65	$(0.34)
Diluted	$(1.67)	$4.61	$(0.34)

Average shares of common stock used to compute net income (loss) per share (in thousands):
Basic	16,767	16,569	16,533
Diluted	16,767	16,724	16,533

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income

	For The Years Ended December 31,
(In millions)	2021	2020	2019
Net income (loss)	$(28.1)	$77.1	$(5.6)
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax of $1.4, $(0.7) and $0.9	4.0	(2.1)	2.7
Amortization of actuarial loss included in net periodic cost, net of tax of $2.7, $2.5 and $1.9	7.8	7.3	5.1
Other comprehensive income, net of tax	11.7	5.2	7.8
Comprehensive income (loss)	$(16.3)	$82.3	$2.2

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(In millions)	2021	2020	2019
Operating activities
Net income (loss)	$(28.1)	$77.1	$(5.6)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	105.0	111.0	115.6
Equity-based compensation expense	9.1	10.5	4.1
Deferred taxes	(9.7)	33.5	(0.3)
Defined benefit pension and other postretirement employee benefits	7.2	3.8	1.4
Amortization of deferred debt costs and debt retirement	2.8	8.0	4.7
(Gain) loss on sale or impairment associated with divested assets	35.7	(1.4)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5.3)	6.1	(18.0)
(Increase) decrease in inventory	(20.2)	18.1	(21.2)
Increase in other current assets	(1.7)	(11.2)	(0.8)
Increase (decrease) in accounts payable and accrued liabilities	1.9	(12.0)	(28.5)
Other, net	(0.2)	3.4	4.1
Net cash flows provided by operating activities	96.4	247.0	55.6
Investing activities
Additions to property, plant and equipment	(38.4)	(39.6)	(140.1)
Net proceeds from divested assets	13.3	—	—
Net cash flows used in investing activities	(25.1)	(39.6)	(140.1)
Financing activities
Borrowings of short-term debt	—	108.5	549.3
Repayments of short-term debt	—	(122.0)	(657.7)
Borrowings of long-term debt	—	275.0	296.1
Repayment of long-term debt	(81.0)	(449.4)	(103.0)
Payments for debt issuance costs	—	(4.4)	(2.3)
Other, net	(1.1)	(0.7)	(0.4)
Net cash flows (used in) provided by financing activities	(82.0)	(192.9)	82.0
Increase (decrease) in cash, cash equivalents and restricted cash	(10.7)	14.4	(2.5)
Cash, cash equivalents and restricted cash at beginning of period	36.9	22.4	24.9
Cash, cash equivalents and restricted cash at end of period	$26.2	$36.9	$22.4
Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$36.0	$45.0	$38.4
Cash (received) paid for income taxes	$(7.7)	$(7.9)	$3.1

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2018	16,482	$—	$6.4	$487.3	$(67.3)	$426.4
Net loss	—	—	—	(5.6)	—	(5.6)
Stock-based compensation expense	—	—	3.8	—	—	3.8
Issuance of shares under stock plans, net	33	—	(0.4)	—	—	(0.4)
Pension and other postretirement employee benefits, net of tax of $2.8		—	—	—	7.8	7.8
Balance at December 31, 2019	16,515	—	9.8	481.7	(59.5)	432.0
Net income				77.1		77.1
Stock-based compensation expense	—	—	7.6	—	—	7.6
Issuance of shares under stock plans, net	57	—	(0.7)	—	—	(0.7)
Pension and other postretirement employee benefits, net of tax of $1.8	—	—	—	—	5.2	5.2
Balance at December 31, 2020	16,572	—	16.6	558.8	(54.3)	521.1
Net loss	—	—	—	(28.1)	—	(28.1)
Stock-based compensation expense	—	—	8.0	—	—	8.0
Issuance of shares under stock plans, net	119	—	(1.1)	—	—	(1.1)
Pension and other postretirement employee benefits, net of tax of $4.2	—	—	—	—	11.7	11.7
Balance at December 31, 2021	16,692	$—	$23.6	$530.7	$(42.6)	$511.7

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Notes to Consolidated Financial Statements

NOTE 1 Summary of Significant Accounting Policies
NATURE OF OPERATIONS AND BASIS OF PRESENTATION
We are a premier supplier of bleached paperboard and consumer and parent roll tissue. We supply bleached paperboard to quality-conscious printers and packaging converters, and offer services that include custom sheeting, slitting and cutting. We supply private label tissue to major retailers and wholesale distributors, including grocery, club, mass merchants and discount stores.
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
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
We consider all highly liquid instruments with maturities of three months or less to be cash equivalents. Cash that is held by a third party and has restrictions on its availability to us is classified as restricted cash. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the sum of those same amounts shown in our Consolidated Statements of Cash Flows.

	December 31,
(In millions)	2021	2020	2019
Cash and cash equivalents	$25.2	$35.9	$20.0
Restricted cash	—	—	1.4
Restricted cash included in Other assets, net	1.1	1.1	1.0
Total cash, cash equivalents and restricted cash	$26.2	$36.9	$22.4

ACCOUNTS RECEIVABLE
Receivables consist of:

	December 31,
(In millions)	2021	2020
Trade accounts receivable	$154.1	$139.0
Allowance for current expected credit losses	(1.4)	(1.6)
Unbilled receivables	7.2	5.1
Taxes receivable	6.1	16.0
Other	1.4	2.1
	$167.4	$160.6

INVENTORIES
Our inventories are stated at the lower of net realizable value or current cost using the average cost method.

	December 31,
(In millions)	2021	2020
Logs, chips and sawdust	$13.7	$17.2
Pulp	15.9	11.5
Paperboard and tissue products	148.0	137.0
Materials and supplies	100.1	97.7
	$277.7	$263.3

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

	December 31,
(In millions)	2021	2020
Land and land improvements	$109.1	$111.5
Buildings and improvements	452.5	480.1
Machinery and equipment	2,377.5	2,459.2
Construction in progress	22.4	21.8
	2,961.5	3,072.6
Less accumulated depreciation and amortization	(1,879.7)	(1,881.1)
Property, plant and equipment, net	$1,081.8	$1,191.5
At December 31, 2021 and 2020, included within property, plant and equipment, net were finance leases of $27.7 million and $26.7 million and associated accumulated depreciation amounts of $15.2 million and $12.7 million.
Depreciation expense totaled $102.0 million, $107.8 million and $108.4 million for the years ended December 31, 2021, 2020 and 2019.
Capitalized interest is charged to and amortized over the lives of the related assets. For the years ended December 31, 2021, 2020 and 2019 capitalized interest expense was $0.3 million, zero, and $5.9 million.
PLANNED MAINTENANCE
We recognize the cost of repair and maintenance activities in the period in which the activity is performed or goods are received under the direct expense method. We perform planned maintenance activities at our facilities periodically and associated expenses are included in cost of sales.
LEASES
Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date of a lease based on the present value of lease payments over the lease term. Our leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of our leases, we apply a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use our unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases.
See Note 4, "Leases" for further information.
RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
We are required to use actuarial methods and assumptions in the valuation of defined benefit obligations and other postretirement obligations and the determination of expense. Differences between actual and expected results or changes in the values of the obligations and plan assets are not recognized in earnings as they occur but, rather, systematically and gradually over subsequent periods.
See Note 11, "Retirement Plans and Postretirement Benefits" for further information.
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
Generally, revenue is recognized at a point in time upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed, usually this is upon receipt at our customer's destination. We have elected to treat shipping and handling costs as a fulfillment cost. We typically expense incremental direct costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally 12 months or less. We maintain consignment inventory at a limited number of customer locations. For consigned inventory, we recognize revenue upon transfer of control, which is often in advance of invoicing the customer. These amounts are classified as unbilled receivables in the above detail of accounts receivable.
We provide for trade promotions, customer cash discounts and other deductions, which are considered variable consideration and recorded as a reduction of net sales. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Revenue, net of returns and credits, is only recognized to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Judgment associated with forecasted volumes is required to determine the most probable amount of variable consideration to apply as a reduction to net sales. As of December 31, 2021 and 2020, we had $9.2 million and $10.5 million accrued as customer rebates. Revenue is recognized net of any taxes collected from customers.
See Note 16, "Segment Information" for further information, including the disaggregation of revenue by segment, primary geographical market, and major product type.

OTHER OPERATING CHARGES, NET
We classify significant amounts unrelated to ongoing core operating activities as “Other operating charges, net” in the Consolidated Statements of Operations. Such items include, but are not limited to, amounts related to facility closures and related gain (loss) on sale and impairment, restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, gains or losses from settlements with governmental or other organizations and cash settled equity-based compensation to our directors. Due to the nature of these items, amounts in the statement of operations can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment.
See Note 9, "Other Operating Charges, net" for a discussion of specific amounts in 2021, 2020 and 2019.
ACCOUNTS RECEIVABLE ARRANGEMENT
During 2019, we entered into an uncommitted supply-chain financing program with a global financial institution under which a specific customer's trade accounts receivable may be acquired, without recourse, by the institution at a discounted rate. Available capacity under this program is dependent on the level of our trade accounts receivable with this customer and the financial institution’s willingness to purchase such receivables. We have no servicing responsibilities under this agreement. This agreement allows us to obtain payment more quickly than under the contractual terms of sale to this customer.
Receivables sold are de-recognized from our Consolidated Balance Sheet. For the years ended December 31, 2021 and 2020, we sold $202.2 million and $256.2 million, of receivables. The proceeds from these sales of receivables are included within operating activities in our Consolidated Statements of Cash Flows. For the years ended December 31, 2021, 2020, and 2019 factoring expense on the sale of receivables was $0.9 million, $1.2 million, and $1.0 million.
ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS
We estimate our environmental and asset retirement obligations based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities. We have accrued only for specific costs related to environmental matters that we have determined are probable and for which an amount can be reasonably estimated. For asset retirement obligations, the liability is accreted to its settlement value and, where appropriate, the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. Our asset retirement obligation is included in "Other long-term obligations" in the Consolidated Balance Sheets. Our asset retirement obligation reflects the estimated present value of our obligations for capping, closure and post closure cost with respect to landfills, asbestos remediation and other ongoing environmental monitoring. The following table represents the activity associated with our asset retirement obligations.

	For The Years Ended December 31,
(In millions)	2021	2020
Beginning balance	$3.8	$1.1
Accretion expense	0.1	0.1
Adjusted to expense during the year	—	0.1
Adjusted to other operating charges, net	(1.8)	2.5
Payments made	(0.1)	—
Ending balance	$2.0	$3.8
The reduction to our asset retirement obligations for the year ended December 31, 2021 relates to the the sale of assets discussed in Note 9, "Other Operating Charges, net".

NOTE 2 Recently Adopted and New Accounting Standards
RECENTLY ADOPTED
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
NEW ACCOUNTING STANDARDS
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities About Government Assistance (Topic 832), which requires disclosures about certain types of government assistance including the nature of the assistance, related accounting policies, and the effect on an entity's financial statements. The new standard is effective for annual periods beginning after December 15, 2021 with prospective or retrospective adoption permitted. We plan to adopt this ASU prospectively and do not believe it will have a material impact on our consolidated financial statements.
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
Carrying amounts reported on the balance sheets for cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments. See discussion on fair market values for Long-term Debt included within Note 8, "Debt".
We review the carrying values of goodwill and long-lived assets to be held and used for impairment wherever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable and exceeds estimated fair value. See Note 5, "Goodwill and Intangible Assets" for discussion of fair market values for goodwill.
NOTE 4 Leases
We have operating leases for manufacturing, office, warehouse, equipment and vehicles. Our leases have remaining lease terms from less than one to nine years, and some of our leases include one or more options to renew.

COMPONENTS OF LEASE EXPENSE

	For The Years Ended December 31,
(In millions)	2021	2020	2019
Operating lease costs	$16.6	$15.9	$15.0
Finance lease costs:
Amortization of ROU assets	1.8	1.8	1.7
Interest on lease liabilities	1.7	1.8	1.9
Total finance lease costs	3.5	3.5	3.6
Variable lease costs	1.7	1.6	1.2
Total lease costs	$21.8	$21.0	$19.8

SUPPLEMENTAL BALANCE SHEET INFORMATION

		December 31,
(In millions)	Classification	2021	2020
Lease ROU assets
Operating lease assets	Other assets, net	$53.6	$63.5
Finance lease assets, net	Property, plant and equipment, net	12.5	14.0
Total lease ROU assets		$66.1	$77.5

Lease Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$16.1	$15.3
Current finance lease liabilities	Current portion of long-term debt	$1.6	$1.7

Non-current operating lease liabilities	Deferred tax liabilities and other long-term obligations	$42.7	$54.3
Non-current finance lease liabilities	Long-term debt	$17.5	$19.1

Total operating lease liabilities		$58.8	$69.5
Total finance lease liabilities		19.1	20.8
Total lease liabilities		$77.9	$90.3

LEASE TERM AND DISCOUNT RATE

	December 31,
	2021	2020
Weighted average remaining lease term (years)
Operating leases	5.3	5.8
Finance leases	9.0	9.8
Weighted average discount rate
Operating leases	4.8%	4.9%
Finance leases	8.4%	8.4%

SUPPLEMENTAL CASH FLOW INFORMATION

	For The Years Ended December 31,
(In millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.8	$17.9	$16.6
Operating cash flows from finance leases	1.6	1.8	1.9
Financing cash flows from finance leases	1.7	1.6	1.3
Non-cash amounts for lease liabilities arising from obtaining ROU assets:
Operating leases	$5.0	$4.4	$2.5
Finance leases	—	0.3	0.5

MATURITY OF LEASE LIABILITIES
As of December 31, 2021, our future maturities of lease liabilities were as follows:

(In millions)	Operating	Finance
2022	$18.5	$3.2
2023	11.7	2.9
2024	8.4	2.8
2025	7.8	2.8
2026	7.8	2.9
Thereafter	12.7	13.0
Total lease payments	66.9	27.6
Less imputed interest	(8.1)	(8.5)
Present value of lease liabilities	$58.8	$19.1

NOTE 5 Goodwill and Intangible Assets
Changes in the carrying amounts of goodwill and intangible assets allocated to each segment were as follows:

	Consumer Products	Pulp and Paperboard		Total
(In millions)	Intangibles	Goodwill	Intangibles
Balance as of December 31, 2019	$0.3	$35.1	$16.6	$52.0
Amortization	(0.3)	—	(2.9)	(3.2)
Balance as of December 31, 2020	—	35.1	13.7	48.8
Amortization	—	—	(2.9)	(2.9)
Balance as of December 31, 2021	$—	$35.1	$10.8	$45.9

As of December 31, 2021, intangible assets consisted of $10.7 million customer relationships, and $0.1 million of other intangibles. As of December 31, 2020, intangible assets consisted of $12.8 million of customer relationships, $0.7 million of tradenames and trademarks and $0.2 million of other intangibles. Outstanding definite-lived intangible assets are amortized over their useful lives of 10 years.
We annually evaluate goodwill for possible impairment as of November 1 with additional interim evaluation performed when management believes that it is more likely than not that events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill. We evaluate our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2021 was $34.9 million and $24.1 million. The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2020 was $63.8 million and $50.1 million.

As of December 31, 2021, estimated future amortization expense related to intangible assets is as follows:

(In millions)	Amount
2022	$2.2
2023	2.1
2024	2.1
2025	2.1
2026	2.1
Total	$10.8

NOTE 6 Income Taxes
We are subject to corporate level federal and state income taxes in the United States.
IMPACT OF THE CARES ACT
On March 27, 2020, the "Coronavirus Aid, Relief and Economic Security (CARES) Act" was signed. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry back periods, alternative minimum tax credit refunds, modifications to net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvements property. During 2020, we recognized a $7.0 million benefit from the provisions of the Act.
INCOME TAX PROVISION (BENEFIT)
The components of income tax provision (benefit) is comprised of the following:

	For The Years Ended December 31,
(In millions)	2021	2020	2019
Current
Federal	$1.3	$(17.4)	$(2.1)
State	0.7	1.8	0.1
Total current	2.0	(15.6)	(2.0)
Deferred
Federal	(8.8)	32.5	(0.6)
State	(0.9)	4.2	0.3
Total deferred	(9.7)	36.7	(0.3)
Income tax provision (benefit)	$(7.7)	$21.1	$(2.3)

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes due to the following:

	For The Years Ended December 31,
(In millions)	2021	%	2020	%	2019	%
Tax at the statutory rate	$(7.5)	21.0%	$20.6	21.0%	$(1.7)	21.0%
State and local taxes, net of federal income tax impact	0.2	(0.5)%	5.6	5.7%	(0.9)	11.4%
Adjustment for state deferred tax rate	(0.4)	1.2%	(0.3)	(0.3)%	(1.2)	15.5%
CARES Act net operating loss carryback	—	—%	(7.0)	(7.1)%	—	—%
Federal credits	0.1	(0.2)%	(1.3)	(1.3)%	(2.3)	29.4%
Uncertain tax positions	(0.2)	0.5%	2.2	2.2%	0.7	(9.4)%
Stock compensation	(0.5)	1.4%	1.2	1.2%	0.6	(7.0)%
Non-deductible expenses	0.7	(2.0)%	1.1	1.1%	0.4	(5.2)%
Change in valuation allowances	—	0.1%	0.1	0.1%	2.3	(29.2)%
Other, net	(0.1)	0.2%	(1.1)	(1.1)%	(0.2)	2.9%
Income tax provision (benefit)	$(7.7)	21.6%	$21.1	21.5%	$(2.3)	29.4%
DEFERRED TAXES
The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

(In millions)	2021	2020
Deferred tax assets:
Employee benefits	$3.4	$3.4
Postretirement employee benefits	18.5	19.2
Incentive compensation	6.6	5.2
Inventories	0.2	0.6
Pensions	—	0.2
Federal and state credit carryforwards	13.5	16.2
Federal and state net operating losses	4.1	3.9
Operating leases	15.2	18.0
Other	—	1.8
Total deferred tax assets	61.5	68.5
Valuation allowance	(5.4)	(5.4)
Deferred tax assets, net of valuation allowance	56.1	63.1
Deferred tax liabilities:
Property, plant and equipment, net	(185.5)	(199.7)
Operating leases	(13.8)	(16.4)
Pensions	(1.5)	—
Intangible assets, net	(2.3)	(3.0)
Other	(0.6)	—
Total deferred tax liabilities	(203.7)	(219.1)
Net deferred tax liabilities	$(147.6)	$(156.0)

Net deferred tax assets (liabilities) consist of:

	December 31,
(In millions)	2021	2020
Non-current deferred tax assets[1]	$2.2	$2.1
Non-current deferred tax liabilities	(149.9)	(158.1)
Net deferred tax liabilities	$(147.6)	$(156.0)
1Included in "Other assets, net" on our accompanying December 31, 2021 and 2020 Consolidated Balance Sheets.
We have tax benefits associated with state jurisdictions totaling $9.1 million which expire between 2022 and 2041.
UNCERTAIN TAX POSITIONS
The following table provides a roll forward of our unrecognized tax benefits and associated interest and penalties.

(In millions)	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at December 31, 2019	$3.7	$0.4	$4.1
Change in prior year tax positions	2.0	(0.1)	1.9
Change in current year tax positions	0.4	—	0.4
Balance at December 31, 2020	6.1	0.3	6.4
Change in prior year tax positions	(0.7)	—	(0.7)
Change in current year tax positions	0.2	—	0.2
Balance at December 31, 2021	$5.6	$0.3	$5.9

Unrecognized tax benefits net of related deferred tax assets at December 31, 2021, if recognized, would have favorably impacted our effective tax rate by decreasing our tax provision by $5.5 million. For each of the years ended December 31, 2020 and 2019, if recognized, the balance of unrecognized tax benefits would have favorably impacted our effective tax rate by $6.4 million and $3.5 million. We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For each of the years ended December 31, 2021, 2020, and 2019, we accrued interest of less than $0.1 million each year in our income tax provision and no penalties in our income tax provision.
We have operations in many states within the U.S. and are subject, at times, to tax audits in these jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2015. We expect that the outcome of any examination will not have a material effect on our consolidated financial statements. Although the timing of resolution of audits is not certain, we evaluate all audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimate that it is reasonably possible the total gross unrecognized tax benefits could decrease by approximately $2.6 million within the next 12 months.

NOTE 7 Accounts Payable and Accrued Liabilities

	December 31,
(In millions)	2021	2020
Trade payables	$168.3	$143.4
Accrued compensation	29.3	41.7
Operating lease liabilities	16.1	15.3
Accrued interest	12.0	12.6
Accrued taxes other than income	10.9	10.5
Current liability for pension and other postretirement employee benefits	5.7	6.2
Accrued discounts and allowances	4.7	4.9
Other	5.4	8.5
	$252.5	$243.1

Included in accounts payable and other accrued liabilities is $11.0 million and $12.1 million related to capital expenditures that had not yet been paid as of December 31, 2021 and as of December 31, 2020.

NOTE 8 Debt
Long-term debt at the balance sheet dates consisted of:

		December 31, 2021			December 31, 2020
(In millions)	Interest Rate at December 31, 2021	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Term loan maturing 2026, variable interest rate	3.1%	$50.0	$(0.6)	$49.4	$129.3	$(1.9)	$127.4
2014 Notes, maturing 2025, fixed interest rate	5.4%	300.0	(0.9)	299.1	300.0	(1.2)	298.8
2020 Notes, maturing 2028, fixed interest rate	4.8%	275.0	(3.4)	271.6	275.0	(3.9)	271.1
ABL Credit Agreement, variable interest rates	3.5%	—	—	—	—	—	—
Finance leases		19.1	—	19.1	20.8	—	20.8
Total debt		644.1	(4.8)	639.2	725.0	(6.9)	718.1
Less: current portion		(1.6)	—	(1.6)	(1.7)	—	(1.7)
Net long-term portion		$642.5	$(4.8)	$637.6	$723.3	$(6.9)	$716.4

Deferred debt costs are amortized over the life of the related debt using a straight line basis which approximates the effective interest method. These costs are a direct deduction from the carrying amount related to the debt liability. If the debt is retired early, the related unamortized deferred debt costs are expensed in the period the debt is retired to debt retirement costs.
We amortized deferred debt costs of $1.8 million, $2.1 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019. Included in these amortized amounts are deferred debt costs associated with our current line of credit, which is recorded within "Other current assets" and "Other assets, net" on our Consolidated Balance Sheets.
During 2020, in connection with the issuance of the 2020 Notes, we redeemed the 2013 Notes in full. This redemption resulted in a loss on early debt retirement of $3.2 million consisting of $1.2 million related to the write off of unamortized debt costs along with the premium on debt redemption of $2.1 million.

The fair value of our debt as of December 31 is included in the following table:

(In millions)	2021	2020
Term loan maturing 2026, variable interest rate	$49.8	$129.6
2014 Notes, maturing 2025, fixed interest rate	324.6	325.1
2020 Notes, maturing 2028, fixed interest rate	278.9	285.3
	$653.3	$740.0
TERM LOAN AND ABL CREDIT AGREEMENTS
On July 26, 2019, we entered into credit agreements with several lenders and JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent, which included (a) a $300 million Term Loan Credit Agreement and (b) a $250 million asset based lending (ABL) Credit Agreement (collectively referred to as the Credit Agreements). At closing, the Term Loan Credit Agreement was fully advanced and $58.0 million was drawn under the ABL Credit Agreement, proceeds of which were used to refinance and terminate our: (a) $200 million credit agreement dated October 31, 2016, as amended, with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent, and the lenders party thereto, of which $135.0 million was outstanding and (b) the $200 million credit agreement dated October 31, 2016, as amended, with Northwest Farm Credit Services, PCA, (Farm Credit) as administrative agent, and the lenders party thereto, of which $200.0 million was outstanding (the Prior Credit Agreements); pay fees and expenses in connection with the Credit Agreements; and for working capital purposes.
In conjunction with the termination of the Prior Credit Agreements, of which the $200 million credit agreement with Wells Fargo was treated as a debt modification, debt retirement costs consisted of $1.7 million in breakage fees and $1.0 million in unamortized debt issuance costs. Unamortized debt issuance costs of $1.6 million, related to the debt modification, are being amortized over the remaining term of the ABL Credit Agreement. We incurred additional debt issuance costs of $7.3 million, which were allocated and will be amortized over the respective terms of the Credit Agreements.
The Credit Agreements contain certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. At December 31, 2021, we were in compliance with the Credit Agreements.
Term Loan Credit Agreement
The Term Loan Credit Agreement matures on July 26, 2026. We are required to repay the aggregate outstanding principal amount in quarterly installments in an aggregate amount for each such date equal to the aggregate principal amount of the initial loan amount (as such amount may be adjusted pursuant to the prepayment provisions of the Term Loan Credit Agreement) multiplied by 0.25%. Through December 31, 2021, we have made voluntary principal prepayments of the Term Loan Credit Agreement of $79.3 million, and accordingly we have fulfilled all scheduled payments through maturity. In connection with the voluntary repayments, we recorded early debt retirement costs related to the expensing of deferred debt costs of $1.0 million and $2.6 million for the periods ended December 31, 2021 and December 31, 2020.
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
We may add one or more incremental term loan facilities to the Term Loan Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed (1) $100 million, plus (2) the amount of all voluntary prepayments of the Term Loan Credit Agreement (other than prepayments funded with long-term indebtedness), plus (3) an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien secured leverage ratio would not exceed 2.00x to 1.00x. At December 31, 2021 our first lien secured ratio was 0.24x. Under the Term Loan Credit Agreement, loans generally may bear interest based on LIBOR or an annual base rate, as applicable, plus, in each case, an applicable margin. When our leverage ratio is (i) less than or equal to 4.25 to 1.00, the margin is 3.00% per annum in the case of LIBOR loans and 2.00% per annum in the case of annual base rate loans and (ii) greater than 4.25 to 1.00, the margin is 3.25% per annum in the case of LIBOR loans and 2.25% per annum in the case of annual base rate loans. At December 31, 2021, our leverage ratio was 3.4x and therefore our applicable margin on LIBOR loans was 3.00%.
ABL Credit Agreement
The ABL Credit Agreement matures on July 26, 2024 and includes a $250.0 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheets as of December 31, 2021, our eligible receivables and inventory supported up to $243.6 million availability under the line of which no borrowings were outstanding and $3.6 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions.
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
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable when unused availability falls below $25 million. As of December 31, 2021, our fixed charge coverage ratio was approximately 3.56x. Our ability to utilize our ABL Credit Agreement could be limited in the future by our bond indentures which have limitations on liens.
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
We may, on any one or more occasions, redeem all or a part of the 2014 Notes, upon not less than 30 days nor more than 60 days' notice, at a redemption price equal to 100% of the principal amount of the 2014 Notes redeemed, plus the applicable premium as of, and accrued and unpaid interest, to the date of redemption. In addition, we may be required to make an offer to purchase the 2014 Notes upon the sale of certain assets or upon a change of control.
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
SCHEDULED PAYMENTS
Scheduled principal payments for debt and minimum finance lease obligations at the balance sheet date are as follows:

(In millions)	December 31, 2021
2022	$1.6
2023	1.5
2024	1.5
2025	301.7
2026	51.9
Thereafter	285.9
$644.1
NOTE 9 Other Operating Charges, net
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the years ended December 31 are reflected in the table below:

	Years Ended December 31,
(In millions)	2021	2020	2019
(Gain) loss on sale or impairment associated with divested assets	$50.0	$(1.4)	$—
Reorganization and other expenses	8.4	3.4	2.9
Union settlement	—	6.6	—
Miscellaneous environmental accruals	(1.8)	2.5	1.0
Directors' equity-based compensation expense	1.1	2.9	0.3
Other	—	—	2.1
	$57.7	$14.0	$6.3
2021
During 2021, we recorded a $57.7 million net loss in "Other operating charges, net". The components of the net loss include:
•expense of $50.0 million associated with mill closure, and subsequent sale of land, building and related equipment, including $37.2 million associated with the impairment of fixed assets and certain inventory and $12.8 million associated with severance and other related closure costs,
•expenses of $8.4 million related to reorganization and other expenses including consulting fees associated with our efforts to achieve long-term performance improvements,
•gain of $1.8 million associated with the release of asset retirement obligations attributable to divested assets, and
•expense of $1.1 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.

2020
During 2020, we recorded a $14.0 million net loss in "Other operating charges, net". The components of the net loss include:
•expenses of $3.4 million related to reorganization expenses (primarily related to corporate expenses),
•expenses of $6.6 million associated with union settlement retroactive wage payments ($2.6 million associated with Consumer Products and $4.0 million associated with Paperboard segments),
•expense of $2.5 million associated with certain environmental liabilities primarily related to asbestos remediation,
•expense of $2.9 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price, and
•gain of $1.4 million attributable to the final settlement and escrow release associated with the 2018 divestiture of our Ladysmith Consumer Products facility.
2019
During 2019, we recorded a $6.3 million net loss in "Other operating charges, net". The components of the net loss include:
•expenses of $2.9 million related to reorganization expenses (primarily related to corporate expenses),
•expenses of $1.0 million associated with certain environmental liabilities primarily related to asbestos remediation, and
•expense of $0.3 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.
NOTE 10 Non-Operating Income (Expense)
The major components of “Non-operating expense” in the Consolidated Statements of Operations for the years ended December 31 are reflected in the table below:

	Years Ended December 31,
(In millions)	2021	2020	2019
Interest expense	$(35.5)	$(44.4)	$(49.8)
Capitalized interest	0.3	—	5.9
Amortization of debt issuance costs	(1.8)	(2.1)	(2.0)
Interest income	0.6	—	1.1
Interest expense, net	(36.4)	(46.5)	(44.9)

Debt retirement costs	(1.0)	(5.9)	(2.7)
Non-operating pension and other postretirement employee benefits expense	(10.4)	(7.6)	(5.7)
Total non-operating expense	$(47.7)	$(59.9)	$(53.3)
NOTE 11 Retirement Plans and Postretirement Benefits
Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans including company-sponsored and multiemployer plans, and other postretirement employee benefit (OPEB) plans.
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. As of December 31, 2021 our contributions may be up to 7.7% for U.S. salaried and non-union hourly employees, consisting of a match of up to 4.2% of allowable contributions and an automatic employer contribution of 3.5%. Contributions associated with our union employees are based upon negotiated agreements. In 2021, 2020 and 2019, we recorded expense of $16.4 million, $17.3 million, and $15.3 million related to employer contributions to the 401(k) plans.

Company-Sponsored Defined Benefit Pension and OPEB Plans
A portion of our salaried and hourly employees are covered by company-sponsored noncontributory defined benefit pension plans. We provide retiree health care and life insurance plans, which cover certain salaried and hourly employees. Retiree health care benefits for Medicare eligible participants over the age of 65 are provided through Health Reimbursement Accounts, or HRA's. Benefits for retirees under the age of 65 are provided under our company-sponsored health care plans, which require retiree contributions and contain other cost-sharing features. The retiree life insurance plans are primarily noncontributory.
We also maintain a Salaried Supplemental Benefit Plan, an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to certain executives. Benefits in the Salaried Supplemental Benefit Plan are generally provided to restore benefits or company contributions that are reduced under the Company sponsored qualified plans due to the limits of Section 401(a)(17) or 415 of the Code. The plan is composed of a defined benefit portion and a defined contribution portion. The defined benefit portion of the plan was frozen on December 31, 2011 (the date on which all benefit accruals under the Salaried Retirement Plan were frozen) and as of December 31, 2021, we had two active employees under this portion. We paid benefits of $0.4 million associated with the defined benefit portion of the plan in 2021. The defined contribution portion of this liability totaled $1.4 million and $2.4 million at December 31, 2021 and December 31, 2020. The current and long term portions of the liability is included in “Accrued compensation” and “Other long-term obligations” on our Consolidated Balance Sheets. The defined benefit portion is included in the pension benefit plans tables below.
Pension and Other Postretirement Employee Benefit Plans
The following table shows the changes in the benefit obligation, plan assets and funded status for 2021 and 2020 for both the pension benefit plans and the other postretirement employee benefit plans.

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
(In millions)	2021	2020	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$334.9	$316.5	$74.2	$66.4
Service cost	1.8	2.2	0.4	0.1
Interest cost	8.4	10.4	2.0	2.3
Actuarial (gains) losses	(14.0)	26.9	0.2	11.0
Benefits paid	(21.1)	(21.1)	(4.9)	(5.6)
Benefit obligation at end of year	310.1	334.9	71.9	74.2
Changes in plan assets:
Fair value of plan assets at beginning of year	335.9	306.6	—	—
Actual return on plan assets	2.2	50.0	—	—
Employer contribution	0.4	0.5	4.9	5.6
Benefits paid	(21.1)	(21.1)	(4.9)	(5.6)
Fair value of plan assets at end of year	317.5	335.9	—	—
Funded status at end of year	$7.4	$1.0	$(71.9)	$(74.2)
Amounts recognized in Consolidated Balance Sheets:
Non-current assets	$14.8	$13.5	$—	$—
Current liabilities	(0.4)	(0.4)	(5.3)	(5.8)
Non-current liabilities	(7.0)	(12.0)	(66.6)	(68.4)
Net amount recognized	$7.4	$1.0	$(71.9)	$(74.2)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net actuarial loss (gain)	$57.6	$73.3	$5.8	$5.9

The benefit obligation for our pension benefits is the projected benefit obligation based upon credited service as of the measurement date.

The December 31, 2021 pension funded status was favorably affected by an increase in the discount rate, partially offset by lower than expected asset returns. The December 31, 2021 OPEB benefit obligation decreased as of December 31, 2021 due to an increase in the discount rate, decrease in claim costs assumptions, and the continued payment of benefits, partially offset by demographic changes.
Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

(In millions)	2021	2020
Projected benefit obligation	$173.9	$188.7
Accumulated benefit obligation	173.9	188.7
Fair value of plan assets	166.4	176.2

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

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
(In millions)	2021	2020	2019	2021	2020	2019
Service cost	$1.8	$2.2	$2.4	$0.4	$0.1	$0.1
Interest cost	8.4	10.4	12.4	2.0	2.3	2.8
Expected return on plan assets	(10.6)	(15.0)	(16.5)	—	—	—
Amortization of actuarial loss (gain)	10.2	9.8	7.3	0.3	—	(0.3)
Net periodic cost (income)	$9.9	$7.5	$5.6	$2.7	$2.4	$2.6

The components of net periodic pension expense other than the Service cost component are included in "Other non-operating expense" in the Consolidated Statements of Operations. During 2021, 2020, and 2019, $2.0 million, $1.9 million and $1.5 million of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.2 million, $0.5 million and $1.0 million were charged to "Selling, general and administrative expenses," in the accompanying Consolidated Statements of Operations.

Assumptions:	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2021	2020	2019	2021	2020	2019
Actuarial assumption used to determine benefit obligation:
Discount rate	3.0%	2.6%	3.4%	2.9%	2.6%	3.6%
Actuarial assumption used to determine net periodic pension cost:
Discount rate	2.6%	3.4%	4.4%	2.6%	3.6%	4.6%
Expected return on plan assets	3.8%	5.5%	6.0%	—	—	—

The discount rate used in the determination of pension benefit and OPEB obligations and pension expense was determined based on a review of long-term high-grade bonds.
The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices and forward looking expectations of returns. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return.

The assumed health care cost trend rate used to calculate 2021 OPEB cost was 6.3% in 2021, grading to 3.7% over approximately 60 years, for participants whose benefits are not provided through HRAs, and 4.5% in 2021 through 2061, then grading to 3.7% after 2061 for participants whose benefits are provided through HRAs. The health care cost trend rate used to calculate December 31, 2021 OPEB obligations was 5.7% in 2022, grading to 3.7% over approximately 60 years, for participants whose benefits are not provided through HRAs, and 4.5% in 2022 through 2061, then grading to 3.7% after 2061 for participants whose benefits are provided through HRAs. This assumption has a significant effect on the amounts reported.
Plan Assets
There have been no changes in the methodologies used during 2021 and 2020. Investments in common and collective trust funds are generally valued based on their respective net asset value (or its equivalent), as a practical expedient to estimate fair value due to the absence of a readily determinable fair value.
The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2021
(In millions)	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$5.8	$—	$5.8
Common and collective trust:
Collective investment funds	—	311.7	311.7
Total investments at fair value	$5.8	$311.7	$317.5

	December 31, 2020
(In millions)	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$2.4	$—	$2.4
Common and collective trusts:
Collective investment funds	—	333.5	333.5
Total investments at fair value	$2.4	$333.5	$335.9

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
As of December 31, 2021, eight investment options held substantially all of the pension funds. Plan assets were diversified among the various asset classes within the allocation ranges approved by the Benefits Committee.
In 2021, we did not make any contributions to our qualified pension plans, and we currently do not anticipate making any cash contributions to those plans in 2022. We do not anticipate funding our OPEB plans in 2022 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments are as follows for the years indicated:

(In millions)	Pension Benefit Plans	Other Postretirement Employee Benefit Plans
2022	$20.1	$5.3
2023	20.1	5.0
2024	20.0	4.8
2025	19.7	4.6
2026	19.4	4.4
2027-2031	92.4	19.9

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
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The number of employers participating in PIUMPF fell from 135 during 2012 to 44 during 2020. We believe that we are now the employer making the largest proportion of total contributions.
•Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan, except when that plan is in "critical" or "critical and declining" status. In certain circumstances, an employer can also be assessed a statutory withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on information available to us as of December 31, 2021, as well as information provided by PIUMPF and IAM NPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF and IAM NPF in 2021 would have been in excess of $90 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF and IAM NPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.
Our participation in these plans for the annual period ended December 31, 2021, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2021 and 2020 is for a plan’s year-end as of December 31, 2021 and 2020. The zone status is set under the provisions of the Multiemployer Pension Plan Reform Act of 2014 and is based on information we received from the plans and is certified by each plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Funding Improvement Plan, or FIP, or a Rehabilitation Plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2021, the contribution rate for the IAM NPF plan was $4.00 per hour. In accordance with the Rehabilitation Plan, we began contributing an additional contribution in June 2019. This additional contribution started at 2.5% and will increase 2.5% each year while the Rehabilitation Plan is in effect. Starting June of 2021 our additional contribution increased to 7.75% of our contractual contribution rate. This additional contribution is scheduled to continue and compound each year while the rehabilitation plan remains in effect. In 2021, the contribution rate for PIUMPF was $2.79 per hour. Contribution rates for IAM NPF and PIUMPF were increased as part of the RP in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. We were listed in PIUMPF’s Form 5500 report as providing more than five percent of the total contributions for the years 2020 and 2019. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2021 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in millions)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2021	2020		2021	2020	2019
IAM NPF	51-6031295	002	Red	Red	Implemented	$0.3	$0.3	$0.3	No	5/31/2023
PIUMPF	11-6166763	001	Red	Red	Implemented	5.4	5.5	5.3	No	8/31/2025
					Total Contributions:	$5.7	$5.7	$5.6
.
Other Benefit Plans
We maintain the Clearwater Paper Corporation Management Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 50% of their regular salary and up to 10% of their Annual incentives. Each plan participant is fully vested in these contributions. The liability under this plan totaled $4.4 million and $3.2 million at December 31, 2021 and December 31, 2020. The current and long term portions of the liability is included in “Accrued compensation” and “Other long-term obligations” on our Consolidated Balance Sheets.

NOTE 12 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

(In millions)	Pension Plan Adjustments	Other Postretirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2019	$(67.8)	$8.3	$(59.5)
Other comprehensive income (loss) before reclassifications	6.0	(8.1)	(2.1)
Amounts reclassified from accumulated other comprehensive loss	7.3	—	7.3
Other comprehensive income (loss), net of tax	13.3	(8.1)	5.2
Balance at December 31, 2020	(54.5)	0.2	(54.3)
Other comprehensive income (loss) before reclassifications	4.1	(0.1)	4.0
Amounts reclassified from accumulated other comprehensive loss	7.6	0.2	7.8
Other comprehensive income, net of tax	11.7	0.1	11.7
Balance at December 31, 2021	$(42.8)	$0.3	$(42.6)

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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	December 31,
(In thousands - except per share data)	2021	2020	2019
Basic average common shares outstanding[1]	16,767	16,569	16,533
Incremental shares due to:
Stock-based awards	—	141	—
Performance Shares	—	14	—
Diluted average common shares outstanding	16,767	16,724	16,533
Basic net income (loss) per common share	$(1.67)	$4.65	$(0.34)
Diluted net income (loss) per common share	$(1.67)	$4.61	$(0.34)
Anti-dilutive shares excluded from the calculation were 0.7 million, 0.5 million and 1.0 million for the years ended December 31, 2021, 2020 and 2019.

1 Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 14 "Stockholders' Equity" for further discussion.

NOTE 14 Stockholders' Equity
PREFERRED STOCK
We are authorized to issue up to 5,000,000 shares of preferred stock at $0.0001 par value. At December 31, 2021, no shares of preferred stock have been issued.
COMMON STOCK PLANS
We have stock-based compensation plans under which stock options and restricted units are granted. At December 31, 2021, approximately 1.1 million shares were available for future issuance under our stock incentive plan.

	For The Years Ended December 31,
(In millions)	2021	2020	2019
Total equity-based compensation expense (selling, general and administrative and other operating charges, net)	$9.1	$10.5	$4.1
Income tax benefit related to equity-based compensation	2.3	2.7	1.0
Impact on cash flow due to taxes paid related to net share settlement of equity awards	1.7	0.7	0.4
Intrinsic value of options exercised, equity-based liabilities paid, and the fair value of restricted stock units vested	3.7	2.9	2.1
We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of one to three years.
Restricted Stock Units (Time and Performance Vesting)
We grant restricted awards to certain employees. The awards can either be time vested or vested based upon the attainment of certain performance metrics over a certain time period. Performance conditions generally are tied to attainment of certain financial targets such as return on invested capital, free cash flow or other similar measures. Awards granted under our stock incentive plan generally have a performance or vesting period of three years from the date of grant. These awards are eligible to receive dividend equivalent shares.The market value of these grants approximates the fair value. For awards based upon the achievement of performance goals, the award could range from 0% to 200%. A summary of the status of outstanding restricted stock units as of December 31, 2021, and changes during the year, is presented below:

	Time Vested		Performance-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2020	425,252	$24.52	194,345	$27.76
Deferred shares outstanding at December 31, 2020	33,663	7.31	—
Total units outstanding at December 31, 2020	458,915	23.26	194,345	$27.76
Granted	180,521	35.70	58,738	39.79
Vested	(107,501)	23.70	(6,380)	37.45
Forfeited / Canceled[1]	(39,625)	33.64	(3,015)	27.11
Deferred shares settled	(33,663)	7.31	—
Restricted stock units outstanding at December 31, 2021	458,647	27.12	243,688	28.51
1 Forfeited / Canceled performance-based restricted stock units include both shares forfeited due to employees failure to meet requisite service period and also due to failure to meet required performance measures.
The weighted average grant date fair value for restricted stock units granted during the years ended December 31, 2021 and 2020 was $35.70 and $23.46.
As of December 31, 2021, there was $10.5 million of total unrecognized compensation cost related to outstanding restricted stock unit awards. Restricted stock unit cost is expected to be recognized over a weighted average period of 1.9 years for time vested awards and 1.5 years for performance-based awards.

Stock Options
Prior to January 1, 2019, we granted options to certain employees. The options were granted at market price at the date of grant and the fair value of the options was estimated using the Black-Scholes option-pricing model (dividend yield ignored). As of December 31, 2021 all outstanding options are fully vested with a contractual term of ten years after the date of grant. A summary of the status of outstanding stock option awards as of December 31, 2021, and changes during the year, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2020	353,446	$49.13	5.2	$—
Exercised	(17,720)	38.31
Expired	(13,180)	51.30
Outstanding options at December 31, 2021	322,546	$49.64	4.3	$—
Outstanding and exercisable options at December 31, 2021	322,546	$49.64	4.3	$—
Director Awards
Our Board of Directors are eligible to receive awards of phantom common stock units. Annually our outside directors receive phantom stock units as part of their compensation which vest ratably over a one-year period and accrue dividend equivalent shares for any dividends paid to shareholders of our common stock. The vested portion of a director’s phantom share balance is converted to cash using a twenty-day average price of common stock and paid to the director upon their separation from service as a director.
Due to its cash-settlement feature, we account for these awards as liabilities and recognize the equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation expense for the years ended December 31, 2021, 2020 and 2019 of $1.1 million, $2.9 million and $0.3 million included in “Other operating charges, net” in the Consolidated Statements of Operations.
At December 31, 2021, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $4.3 million and $2.3 million. At December 31, 2020, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" on our Consolidated Balance Sheets was $5.2 million.

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
PURCHASE OBLIGATIONS
To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas and electricity requirements of our manufacturing facilities, which were reported through "Cost of sales" on our Consolidated Statements of Operations. As of December 31, 2021, these contracts cover approximately 9% of our expected average monthly natural gas and electricity needs at the respective manufacturing facilities through 2022. These contracts qualify for treatment as "normal purchases or normal sales" under authoritative guidance and required no mark-to-market adjustment.

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
NOTE 16 Segment Information
Our businesses are organized into two reportable operating segments: Pulp and Paperboard and Consumer Products. The reporting segments follow the same accounting policies used for our Consolidated Financial Statements. We evaluate the performance of our business segments based upon net sales and operating income (loss). Certain amounts have been reclassified from the prior year presentation to reflect the realignment of Clearwater Paper’s baled pulp sales to record inter-segment sales at market price and the realignment of outside pulp sales to the producing segment.
Pulp and Paperboard
Our Pulp and Paperboard segment manufactures and markets solid bleached sulfate paperboard for the high-end segment of the packaging industry as well as offers custom sheeting, slitting and cutting of paperboard.
Consumer Products
Our Consumer Products segment manufactures and sells a complete line of at-home tissue products, or retail products, and minor amounts of parent rolls.

The table below presents information about our reportable segments:

(In millions)	2021	2020	2019
Segment net sales:
Pulp and Paperboard	$946.0	$877.1	$885.4
Consumer Products	835.0	1,018.5	902.5
Eliminations	(8.4)	(27.0)	(26.3)
Total segment net sales	$1,772.6	$1,868.6	$1,761.5

Operating income (loss):
Pulp and Paperboard	$125.7	$124.5	$114.6
Consumer Products	4.0	110.6	(5.9)
Corporate and eliminations	(60.1)	(63.0)	(57.0)
Other operating charges, net	(57.7)	(14.0)	(6.3)
Income from operations	$12.0	$158.1	$45.4

Depreciation and amortization:
Pulp and Paperboard	$35.7	$36.7	$39.4
Consumer Products	64.9	68.5	69.7
Corporate	4.4	5.8	6.5
Total depreciation and amortization	$105.0	$111.0	$115.6

Assets:
Pulp and Paperboard	$621.1	$614.9	$652.2
Consumer Products	986.2	1,079.9	1,147.1
Corporate	82.8	105.6	78.4
Total assets	$1,690.1	$1,800.4	$1,877.7

Capital expenditures:
Pulp and Paperboard	$20.7	$20.4	$16.7
Consumer Products	17.3	17.4	114.9
	38.0	37.8	131.6
Corporate	0.4	1.9	8.5
Total capital expenditures	$38.4	$39.6	$140.1

For the year-ended December 31, 2021, one customer was 11% of our total consolidated sales and for the year ended December 31, 2020, one customer was 14% of our total consolidated sales. For the year ended December 31, 2019 there were no customers with more than 10% of our total consolidated sales.

Our manufacturing facilities and all other assets are located within the continental United States. We sell and ship our products to customers in several foreign countries. Net sales, classified by the major geographic areas in which our customers are located and by major products, were as follows:

(In millions)	2021	2020	2019
Primary geographical markets:
United States	$1,670.2	$1,766.2	$1,686.2
Other Countries	102.4	102.4	75.3
Total Net Sales	$1,772.6	$1,868.6	$1,761.5

Major products:
Paperboard	$894.9	$828.0	$846.3
Retail tissue	797.9	975.7	845.6
Away-from-home tissue and parent rolls	36.7	41.1	56.5
Pulp	34.8	41.4	31.2
Other	16.6	9.2	8.4
Eliminations	(8.4)	(27.0)	(26.3)
Total net sales	$1,772.6	$1,868.6	$1,761.5

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO and with the oversight of the Audit Committee of the Board of Directors, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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
Opinion on Internal Control Over Financial Reporting

We have audited Clearwater Paper Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Seattle, Washington
February 15, 2022

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The following table details the executive officers of the Company as of February 1, 2022:

Name	Age	Title / Position Held
Arsen S. Kitch	40	President and Chief Executive Officer
Michael J. Murphy	49	Senior Vice President, Finance and Chief Financial Officer
Steve M. Bowden	58	Senior Vice President, General Manager, Pulp and Paperboard Division
Michael S. Gadd	57	Senior Vice President and General Counsel and Corporate Secretary
Kari G. Moyes	54	Senior Vice President, Human Resources
Michael J. Urlick	35	Senior Vice President, General Manager, Consumer Products Division
Arsen S. Kitch has served as President and Chief Executive Officer, as well as a director, since April 2020. Mr.Kitch served as Senior Vice President, General Manager, Consumer Products Division from May 2018 to April 2020 and served as Vice President, General Manager, Consumer Products Division from January 2018 to May 2018. He served as Vice President, Finance and Vice President Financial Planning and Analysis from January 2015 through December 2017, and served as Senior Director, Strategy and Planning from August 2013 through December 2014.
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
Michael J. Urlick has served as Senior Vice President, General Manager, Consumer Products Division since January 2022. Mr. Urlick served as Vice President, Sales & Marketing, Consumer Products Division for the Company from June 2020 through December 2021, and as Senior Director of Sales, Consumer Products from January 2017 to June 2020. He joined the Company in November 2013 as Senior Manager of Business Development.
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be held on May 16, 2022, referred to in this report as the 2022 Proxy Statement, which information is incorporated herein by reference. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees and a Code of Ethics for Senior Officers that applies to our CEO, CFO, the President, the Controller and other senior officers identified by our Board of Directors. You can find each code on our website by going to the following address: www.clearwaterpaper.com, selecting “Investors" and "Governance,” then selecting the link for “Code of Business Conduct and Ethics" or "Code of Ethics for Senior Officers.” We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website. To date, no waivers of the Code of Ethics for Senior Financial Officers have been considered or granted.
Our Board of Directors has adopted corporate governance guidelines and charters for the Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Governance Committee. You can find these documents on our website by going to the following address: www.clearwaterpaper.com, selecting “Investors” and “Governance,” then selecting the appropriate link.

ITEM 11.	Executive Compensation
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2022 Proxy Statement and is incorporated herein by reference.
The following table provides certain information as of December 31, 2021, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,268,569	$49.64	1,083,322
Equity compensation plans not approved by security holders	—	—	—
Total	1,268,569	$49.64	1,083,322
1    Includes 458,647 time vested restricted stock units (RSUs), 487,376 performance-based RSUs and 322,546 stock options, which are the maximum number of shares that could be awarded under the common stock plans, not including future dividend equivalents, if any are paid.
2    Performance shares and RSUs do not have exercise prices. During 2021, 28,286 stock option awards vested with a weighted average exercise price of $37.30.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

KPMG LLP (firm ID 185) located in Seattle, Washington serves as the Company's auditor.

Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
FINANCIAL STATEMENTS
The following financial statements of Clearwater Paper are included in this report:

Consolidated Balance Sheets - December 31, 2021, and 2020.
Consolidated Statements of Operations - years ended December 31, 2021, 2020, and 2019.
Consolidated Statements of Comprehensive Income - years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows - years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Stockholders’ Equity - years ended December 31, 2021, 2020 and 2019.
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

10.11 (ii)[1]
Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of September 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2021).

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

10.12(ii)	Second Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective October 11, 2021.

10.13[1]	Clearwater Paper Executive Severance Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

10.13(i)[1]	Clearwater Paper Amended Executive Severance Plan (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2018).

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

10.14(ii)[1]	Second Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective October 11, 2021.

10.15[1]	Clearwater Paper Corporation Benefits Protection Trust Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Commission on March 18, 2009).

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

10.17[1]	Clearwater Paper Change of Control Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2014).

(21)	Clearwater Paper Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[1] Management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/s/ Arsen S. Kitch
Arsen S. Kitch President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 15, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/s/ Arsen S. Kitch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2022
Arsen S. Kitch

By	/s/ Michael J. Murphy	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 15, 2022
Michael J. Murphy

By	/s/ Rebecca A. Barckley	Vice President, Corporate Controller (Principal Accounting Officer)	February 15, 2022
Rebecca A Barckley

	* Alexander Toeldte	Director and Chair of the Board	February 15, 2022

	* John J. Corkrean	Director	February 15, 2022

	* Kevin J. Hunt	Director	February 15, 2022

	* William D. Larsson	Director	February 15, 2022

	* John W. Laymon	Director	February 15, 2022

	* Ann C. Nelson	Director	February 15, 2022
	* John P. O'Donnell	Director	February 15, 2022

	* Christine M. Vickers	Director	February 15, 2022

*By	/s/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)