Form 10-Q
period 2022-03-31
Clearwater Paper Corp
filed 2022-04-28
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

The number of shares of common stock of the registrant outstanding as of April 27, 2022 was 16,887,380.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding; the impact of COVID-19 on our operations; accounting standards; borrowings and credit facilities; strategic projects and related costs and benefits; cash flows; capital expenditures; disclosure controls; compliance with our loan and financing agreements; tax rates; operating costs; selling, general and administrative expenses; timing of and costs related to major maintenance, construction, and repairs; liquidity; debt repayment; benefit plan funding levels; stockholder equity; interest rate risk; expected inflation costs for 2022; interest expenses; and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2021 Form 10-K, as well as the following:
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$36.4	$25.2
Receivables, net of allowance for current expected credit losses	172.3	167.4
Inventories	281.8	277.7
Other current assets	17.0	16.9
Total current assets	507.5	487.2
Property, plant and equipment	2,963.2	2,961.5
Accumulated depreciation	(1,903.3)	(1,879.7)
Property, plant and equipment, net	1,059.9	1,081.8
Other assets, net	115.7	121.1
Total assets	$1,683.1	$1,690.1
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1.6	$1.6
Accounts payable and accrued liabilities	254.5	252.5
Total current liabilities	256.1	254.1
Long-term debt	617.7	637.6
Liability for pension and other postretirement employee benefits	72.8	73.6
Deferred tax liabilities and other long-term obligations	206.5	213.1
Total liabilities	1,153.2	1,178.3
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,810,716 and 16,692,102 shares issued	—	—
Additional paid-in capital	24.1	23.6
Retained earnings	547.3	530.7
Accumulated other comprehensive loss, net of tax	(41.4)	(42.6)
Total stockholders' equity	530.0	511.7
Total liabilities and stockholders' equity	$1,683.1	$1,690.1
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
(In millions, except per-share data)	2022	2021
Net sales	$488.2	$425.9
Costs and expenses:
Cost of sales	422.0	370.6
Selling, general and administrative expenses	32.8	27.8
Other operating charges, net	0.5	0.4
Total operating costs and expenses	455.3	398.8
Income from operations	32.9	27.1
Interest expense, net	(8.6)	(9.3)
Debt retirement costs	(0.2)	—
Other non-operating expense	(1.4)	(2.5)
Total non-operating expense	(10.3)	(11.8)
Income before income taxes	22.6	15.3
Income tax provision	6.0	3.2
Net income	$16.6	$12.1

Net income per common share:
Basic	$0.99	$0.73
Diluted	0.97	0.71

Average shares of common stock used to compute net income per share: (in thousands)
Basic	16,728	16,647
Diluted	17,073	16,979

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended March 31,
(In millions)	2022	2021
Net income	$16.6	$12.1
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $0.4 and $0.7	1.1	1.9
Other comprehensive income, net of tax	1.1	1.9
Comprehensive income	$17.7	$14.0

See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
(In millions)	2022	2021
Operating activities
Net income	$16.6	$12.1
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	25.4	26.8
Equity-based compensation expense	0.7	2.4
Deferred taxes	(2.2)	(0.4)
Defined benefit pension and other postretirement employee benefits	0.7	1.7
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10.6)	25.7
Increase in inventory	(4.2)	(29.7)
Increase in other current assets	—	(0.2)
Increase (decrease) in accounts payable and accrued liabilities	13.9	(6.2)
Other, net	0.7	1.7
Net cash flows provided by operating activities	41.1	33.8
Investing activities
Additions to property, plant and equipment, net	(7.9)	(11.1)
Net cash flows used in investing activities	(7.9)	(11.1)
Financing activities
Repayments of long-term debt	(20.4)	(0.4)
Taxes paid related to net share settlement of equity awards	(1.5)	(1.6)
Proceeds from sale of stock under employee awards	—	0.5
Net cash flows used in financing activities	(21.9)	(1.4)
Increase in cash, cash equivalents and restricted cash	11.2	21.2
Cash, cash equivalents and restricted cash at beginning of period	26.2	36.9
Cash, cash equivalents and restricted cash at end of period	$37.5	$58.2

Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$15.6	$16.1
Cash paid (received) for income taxes	$—	$(8.4)

Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$36.4	$57.1
Restricted cash included in other assets, net	1.1	1.1
Total cash, cash equivalents and restricted cash	$37.5	$58.2
See accompanying Notes to the Consolidated Financial Statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2020	16,572	$—	$16.6	$558.8	$(54.3)	$521.1
Net income	—	—	—	12.1	—	12.1
Stock-based compensation expense	—	—	2.0	—	—	2.0
Issuance of shares under stock plans, net	105	—	(1.1)	—	—	(1.1)
Pension and other postretirement employee benefits, net of tax of $0.7	—	—	—	—	1.9	1.9
Balance at March 31, 2021	16,678	$—	$17.6	$570.9	$(52.4)	$536.1

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2021	16,692	$—	$23.6	$530.7	$(42.6)	$511.7
Net income	—	—	—	16.6	—	16.6
Stock-based compensation expense	—	—	2.0	—	—	2.0
Issuance of shares under stock plans, net	119	—	(1.5)	—	—	(1.5)
Pension and other postretirement employee benefits, net of tax of $0.4	—	—	—	—	1.1	1.1
Balance at March 31, 2022	16,811	$—	$24.1	$547.3	$(41.4)	$530.0

See accompanying Notes to the Consolidated Financial Statements.

Clearwater Paper Corporation
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations, stockholders' equity and cash flows for us and our subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. All dollar amounts are shown in millions, except per share.
NOTE 2 Recently Adopted and New Accounting Standards
Recently Adopted Accounting Standards
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities About Government Assistance (Topic 832), which requires disclosures about certain types of government assistance including the nature of the assistance, related accounting policies, and the effect on an entity's financial statements. The new standard is effective for annual periods beginning after December 15, 2021 with prospective or retrospective adoption permitted. This ASU was adopted prospectively as of January 1, 2022 and did not have a material impact on our consolidated financial statements.
NOTE 3 Fair Value Measurements
Carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. From December 31, 2021 through March 31, 2022, we have made voluntary prepayments of principal of the Term Loan Credit Agreement of $20.0 million.
The fair value of our debt is included in the following table:

	March 31, 2022	December 31, 2021
Term loan maturing 2026, variable interest rate	$29.8	$49.8
2014 Notes, maturing 2025, fixed interest rate	303.4	324.6
2020 Notes, maturing 2028, fixed interest rate	255.4	278.9
	$588.6	$653.3
NOTE 4 Receivables
Receivables consist of:

	March 31, 2022	December 31, 2021
Trade accounts receivable	$163.6	$154.1
Allowance for current expected credit losses	(1.3)	(1.4)
Unbilled receivables	8.5	7.2
Taxes receivable	0.4	6.1
Other	1.1	1.4
	$172.3	$167.4

NOTE 5 Inventories
Our inventories are stated at the lower of net realizable value or current cost using the average cost method and consists of:

	March 31, 2022	December 31, 2021
Logs, chips and sawdust	$13.6	$13.7
Pulp	14.9	15.9
Paperboard and tissue products	152.3	148.0
Materials and supplies	101.0	100.1
	$281.8	$277.7
NOTE 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of:

	March 31, 2022	December 31, 2021
Trade payables	$173.0	$168.3
Accrued compensation	31.1	29.3
Operating lease liabilities	16.0	16.1
Accrued interest	4.7	12.0
Accrued taxes other than income	13.9	10.9
Other accrued liabilities	15.8	15.8
	$254.5	$252.5

Included in accounts payable and accrued liabilities are $4.7 million and $11.0 million related to capital expenditures that had not yet been paid as of March 31, 2022 and December 31, 2021.
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
For the quarter ended March 31, 2022, our income tax provision was $6.0 million as compared to $3.2 million in 2021. Our effective tax rate for the quarter ended March 31, 2022 was 26.6%, which varied from the U.S. federal statutory tax rate of 21% primarily due to the effects of state taxes and nondeductible compensation. Our effective tax rate for the quarter ended March 31, 2021 approximated the statutory U.S. federal income tax rate of 21%.
NOTE 8 Other Operating Charges
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter ended March 31, 2022 and 2021 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended March 31,
	2022	2021
Reorganization and other expenses	$1.5	$—
Mill closure costs	0.4	—
Directors' equity-based compensation expense	(1.4)	0.4
	$0.5	$0.4

2022
During the first quarter of 2022, we recorded $0.5 million of expenses in "Other operating charges, net." The components of the expense include:
•expense of $1.5 million related to reorganization and other expenses including consulting fees associated with our efforts to achieve long-term performance improvements,
•expense of $0.4 million associated with mill closure costs, and
•reversal of expense of $1.4 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.
2021
During the first quarter of 2021, we recorded $0.4 million of expenses in "Other operating charges, net." The components of the expense include:
•expense of $0.4 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.
NOTE 9 Non-Operating Expense
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter ended March 31, 2022 and 2021 are reflected in the table below:

	Quarter Ended March 31,
	2022	2021
Interest expense	$(8.2)	$(9.2)
Amortization of debt issuance costs	(0.4)	(0.5)
Interest income	—	0.3
Interest expense, net	(8.6)	(9.3)

Debt retirement costs	(0.2)	—
Non-operating pension and other postretirement employee benefits expense	(1.4)	(2.5)
Total non-operating expense	$(10.3)	$(11.8)
NOTE 10 Retirement Plans and Postretirement Benefits
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended March 31,
Pension Benefit Plans	2022	2021
Service cost	$0.5	$0.5
Interest cost	2.2	2.1
Expected return on plan assets	(2.8)	(2.6)
Amortization of actuarial loss	1.5	2.6
Net periodic cost	$1.5	$2.5

	Quarter Ended March 31,
Other Postretirement Employee Benefit Plans	2022	2021
Service cost	$0.1	$—
Interest cost	0.5	0.5
Net periodic cost	$0.6	$0.5

We record the service component of net periodic cost (benefit) as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service components of net periodic cost (benefit) are recorded to "Other non-operating expense" on our Consolidated Statements of Operations. For the quarter ended March 31, 2022 and 2021, we recorded $0.5 million and $0.4 million to "Cost of sales" and less than $0.1 million and $0.1 million to "Selling, general, and administrative expenses."
NOTE 11 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2020	$(54.5)	$0.2	$(54.3)
Amounts reclassified from accumulated other comprehensive loss	1.9	—	1.9
Balance at March 31, 2021	$(52.6)	$0.2	$(52.4)

Balance at December 31, 2021	$(42.8)	$0.3	$(42.6)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	1.1
Balance at March 31, 2022	$(41.7)	$0.3	$(41.4)
NOTE 12 Stockholders' Equity
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At March 31, 2022, approximately 0.8 million shares were available for future issuance under our current plan.

	Quarter Ended March 31,
	2022	2021
Total stock-based compensation expense (selling, general and administrative and other operating charges, net)	$0.7	$2.4
Income tax benefit related to stock-based compensation	$0.2	$0.6
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$1.5	$1.6
At March 31, 2022, there was $17.5 million of total unrecognized compensation cost related to outstanding restricted stock unit awards.
During the quarter ended March 31, 2022, we granted 208,922 restricted stock units (time vesting) at an average grant date fair value of $29.21 per share and 103,067 restricted stock units (performance vesting) at an average grant date fair value of $30.55 per share.

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

	Quarter Ended March 31,
(In thousands)	2022	2021
Basic weighted-average common shares outstanding	16,728	16,647
Incremental shares due to:
Stock-based awards	229	238
Performance shares	116	94
Diluted weighted-average common shares outstanding	17,073	16,979
Anti-dilutive shares excluded from the calculation were 0.4 million and 0.2 million for the quarter ended March 31, 2022 and 2021.
NOTE 14 Segment Information
We operate in two segments: Pulp and Paperboard and Consumer Products. Our business units have been aggregated into these two segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations are summarized below for each of these segments separately. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

	Quarter Ended March 31,
	2022	2021
Segment net sales:
Pulp and Paperboard	$266.2	$219.7
Consumer Products	223.0	208.4
Eliminations	(1.1)	(2.2)
Net sales	$488.2	$425.9

Operating income (loss):
Pulp and Paperboard	$50.3	$25.0
Consumer Products	0.9	17.9
Corporate and eliminations	(17.8)	(15.5)
Other operating charges, net	(0.5)	(0.4)
Income from operations	$32.9	$27.1

Net sales, classified by major products were as follows:

	Quarter Ended March 31,
	2022	2021
Major products:
Paperboard	$254.3	$212.4
Retail tissue	216.6	195.1
Away-from-home tissue [1]	—	6.5
Pulp	8.3	3.5
Other	10.1	10.6
Eliminations	(1.1)	(2.2)
Total net sales	$488.2	$425.9
1 In the third quarter of 2021, we exited our away-from-home business with the shutdown of our Neenah, Wisconsin site.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2021, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Annual Report on Form 10-K for the year ended December 31, 2021.
OVERVIEW
Executive Summary
We recorded an increase of 15% in net sales to $488.2 million for the quarter ended March 31, 2022 compared to $425.9 million for the quarter ended March 31, 2021. We recorded net income for the quarter ended March 31, 2022 of $16.6 million, or $0.97 per diluted share, compared to net income of $12.1 million or $0.71 per diluted share in the quarter ended March 31, 2021. We recorded Adjusted EBITDA for the quarter ended March 31, 2022 of $58.9 million compared to $54.3 million in the quarter ended March 31, 2021.
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
As of March 31, 2022 there have been no significant changes with regard to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
NON-GAAP MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose overall and segment income (loss) from operations before interest expense, net, other non-operating costs, taxes, depreciation and amortization, debt retirement costs, other operating charges, net, and Adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for the GAAP measure of net income (loss) or for any other GAAP measures of operating performance.
We have included Adjusted EBITDA on a consolidated and segment basis in this report because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. We also use Adjusted EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA measures may not be comparable to Adjusted EBITDA reported by other companies. Our Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax provision and depreciation and amortization which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business. In addition, we exclude other income and expense items which are outside of our core operations.

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income and segment operating income.

	Quarter Ended March 31,
(In millions)	2022	2021
Net income	$16.6	$12.1
Income tax provision	6.0	3.2
Interest expense, net	8.6	9.3
Depreciation and amortization	25.4	26.8
Other operating charges, net	0.5	0.4
Debt retirement costs	0.2	—
Other non-operating expense	1.4	2.5
Adjusted EBITDA	$58.9	$54.3

Pulp and Paperboard segment income	$50.3	$25.0
Depreciation and amortization	9.3	9.0
Adjusted EBITDA Pulp and Paperboard segment	$59.5	$34.0

Consumer Products segment income	$0.9	$17.9
Depreciation and amortization	15.3	16.8
Adjusted EBITDA Consumer Products segment	$16.2	$34.7

Corporate and other expense	$(17.8)	$(15.5)
Depreciation and amortization	0.9	1.1
Adjusted EBITDA Corporate and other	$(16.9)	$(14.4)

Pulp and Paperboard segment	$59.5	$34.0
Consumer Products segment	16.2	34.7
Corporate and other	(16.9)	(14.4)
Adjusted EBITDA	$58.9	$54.3

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below. See Note 14 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.
Pulp and Paperboard

	Quarter Ended March 31,
(Dollars in millions, except per ton amounts)	2022	2021	Increase (decrease)
Sales:
Paperboard	$254.3	$212.4	19.7%
Pulp	8.3	3.5	140.1%
Other	3.6	3.9	(6.2)%
	$266.2	$219.7	21.2%

Operating income	$50.3	$25.0	100.8%
Operating margin	18.9%	11.4%

Adjusted EBITDA	$59.5	$34.0	75.0%
Adjusted EBITDA margin	22.4%	15.5%

Paperboard shipments (short tons)	201,356	206,712	(2.6)%
Paperboard sales price (per short ton)	$1,263	$1,028	22.9%

Sales volumes decreased in our Pulp and Paperboard segment for the quarter ended March 31, 2022 compared to the same period in the prior year based upon our planned maintenance outage at our Lewiston facility which reduced sales volume availability. Sales prices increased for the quarter ended March 31, 2022 compared to the same period in the prior year due to the impacts of our announced price increases and changes in product mix.
During the first quarter of 2021, we realized significant cost increases due to a major winter and ice storm in the south. This event resulted in a $6.5 million increase in costs both in terms of natural gas as well as shortages and price increases from several raw material providers. A similar event did not occur in 2022.
Overall, the increase in operating income and Adjusted EBITDA for the quarter ended March 31, 2022 as compared to the same period in the prior year were driven by higher sales prices offset by inflation specifically related to chemicals, freight and energy.

Consumer Products

	Quarter Ended March 31,
(Dollars in millions, except per unit)	2022	2021	Increase (decrease)
Sales:
Retail tissue	$216.6	$195.1	11.0%
Away-from-home [1]	—	6.5	(100.0)%
Other	6.4	6.7	(4.0)%
	$223.0	$208.4	7.0%

Operating income	$0.9	$17.9	(94.8)%
Operating margin	0.4%	8.6%

Adjusted EBITDA	$16.2	$34.7	(53.2)%
Adjusted EBITDA margin	7.3%	16.6%

Shipments (short tons)
Retail	75,426	70,762	6.6%
Away-from-home [1]	—	3,454	(100.0)%
Other	5,073	5,969	(15.0)%
	80,499	80,185	0.4%

Sales price (per short ton)
Retail	$2,872	$2,758	4.1%

1 In the third quarter of 2021, we exited our away-from-home business with the shutdown of our Neenah, Wisconsin site.

Sales volumes increased in our Consumer Products segment for the quarter ended March 31, 2022 compared to the same period in the prior year as consumer demand stabilized as consumer buying patterns returned to pre-COVID level. Sales prices increased in our Consumer Products segment for the quarter ended March 31, 2022 compared to the same period in the prior year due primarily to pricing increases implemented to offset inflation, primarily transportation costs. There was no away-from-home business in the current quarter due to the closure of our Neenah, Wisconsin facility in the third quarter of 2021.
Overall, the decrease in operating income and Adjusted EBITDA for the quarter ended March 31, 2022 compared to the same periods in the prior year was driven by higher input costs, primarily pulp and transportation partially offset by higher sales prices.
Corporate expenses
Corporate expenses for the quarter ended March 31, 2022 were $17.8 million compared to $15.5 million in the same period in the prior year. The increase between periods is primarily related to the higher incentive compensation based upon higher than expected operating results. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 8 "Other operating charges" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.

Interest expense
Interest expense for the quarter ended March 31, 2022 compared to the same period in the prior year was lower by $0.7 million due to lower debt outstanding. See Note 9 "Non-operating expense" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
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

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are existing cash balances, cash generated by our operations and our ability to borrow under such credit facilities as we may have in effect from time to time. Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness (including by issuing new indebtedness subject to market conditions to refinance such outstanding indebtedness) or stock or acquire assets or businesses that are complementary to our operations.
Operating Activities
Net cash flows provided by operating activities for the quarter ended March 31, 2022 were $41.1 million compared to $33.8 million for the quarter ended March 31, 2021. This increase was driven by increased net income and changes in working capital. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2021.
Investing Activities
During the quarter ended March 31, 2022, net cash flows used in investing activities were $7.9 million compared to $11.1 million in the prior year period. Included in the quarter ended March 31, 2022 is $2.4 million refund associated with a capital project placed in service in prior years. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $4.7 million and $8.5 million related to capital expenditures that had not yet been paid at March 31, 2022 and 2021.
Throughout 2022, we expect cash paid for capital expenditures to be approximately $60 million to $70 million.
Financing Activities
Net cash flows used by financing activities were $21.9 million for the quarter ended March 31, 2022 as compared to $1.4 million for the same period of 2021. The change was driven by an increase in voluntary debt repayments in the quarter ended March 31, 2022 as compared to the corresponding period of 2021.
ABL Credit Agreement
The ABL Credit Agreement matures on July 26, 2024 and includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheet as of March 31, 2022, our borrowing base supported up to $250.0 million of availability under the line, of which no borrowings were outstanding and $3.7 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when unused availability falls below $25 million. As of March 31, 2022, our fixed charge coverage ratio was approximately 3.93x.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our Term Loan credit agreement and ABL Credit Agreement. As of March 31, 2022, there were $30.0 million in borrowings outstanding under our credit agreements. The reference interest rate applied to borrowings under the Credit Agreements is adjusted, at our option, at one, two, three, or six month intervals for LIBOR-based borrowings (or daily in the case of alternative based rate borrowings). A one percentage point increase or decrease in interest rates, based on outstanding credit facilities' borrowings of $30.0 million, would have an approximate $0.3 million annual effect on interest expense.

ITEM 4.	Controls and Procedures
As of March 31, 2022, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings
We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A.	Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, entitled “Risk Factors.”

ITEM 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

31**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

April 28, 2022	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

April 28, 2022	By:	/s/ MICHAEL J. MURPHY
Michael J. Murphy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)