Form 10-Q
period 2022-06-30
Clearwater Paper Corp
filed 2022-08-02
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of July 31, 2022 was 16,741,489.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding; inventory levels; accounting standards; borrowings and credit facilities; our operations and expectations; cash flows; capital expenditures; disclosure controls; compliance with our loan and financing agreements; tax rates; operating costs; selling, general and administrative expenses; liquidity; debt repayment; stockholder equity; interest rate risk; expected inflation costs for 2022; interest expenses; and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2021 Form 10-K, as well as the following:
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$69.5	$25.2
Receivables, net of allowance for current expected credit losses	187.3	167.4
Inventories	287.7	277.7
Other current assets	12.8	16.9
Total current assets	557.2	487.2
Property, plant and equipment	2,961.8	2,961.5
Accumulated depreciation	(1,921.0)	(1,879.7)
Property, plant and equipment, net	1,040.7	1,081.8
Other assets, net	114.8	121.1
Total assets	$1,712.7	$1,690.1
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1.0	$1.6
Accounts payable and accrued liabilities	299.3	252.5
Total current liabilities	300.3	254.1
Long-term debt	589.9	637.6
Liability for pension and other postretirement employee benefits	72.1	73.6
Deferred tax liabilities and other long-term obligations	205.7	213.1
Total liabilities	1,168.0	1,178.3
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,769,688 and 16,692,102 shares issued	—	—
Additional paid-in capital	23.0	23.6
Retained earnings	562.0	530.7
Accumulated other comprehensive loss, net of tax	(40.3)	(42.6)
Total stockholders' equity	544.7	511.7
Total liabilities and stockholders' equity	$1,712.7	$1,690.1
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per-share data)	2022	2021	2022	2021
Net sales	$526.4	$406.4	$1,014.6	$832.3
Costs and expenses:
Cost of sales	455.2	392.2	877.2	762.8
Selling, general and administrative expenses	33.9	26.3	66.7	54.1
Other operating charges, net	5.7	44.5	6.3	44.9
Total operating costs and expenses	494.9	463.0	950.2	861.8
Income (loss) from operations	31.5	(56.6)	64.4	(29.5)
Interest expense, net	(10.7)	(9.3)	(19.3)	(18.6)
Debt retirement costs	(0.3)	—	(0.5)	—
Other non-operating expense	(1.4)	(2.5)	(2.8)	(5.0)
Total non-operating expense	(12.4)	(11.8)	(22.7)	(23.6)
Income (loss) before income taxes	19.1	(68.4)	41.7	(53.1)
Income tax provision (benefit)	4.4	(16.7)	10.4	(13.5)
Net income (loss)	$14.7	$(51.6)	$31.3	$(39.6)

Net income (loss) per common share:
Basic	$0.87	$(3.10)	$1.86	$(2.37)
Diluted	0.86	(3.10)	1.83	(2.37)

Average shares of common stock used to compute net income (loss) per share: (in thousands)
Basic	16,849	16,685	16,788	16,678
Diluted	17,078	16,685	17,080	16,678
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (loss)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$14.7	$(51.6)	$31.3	$(39.6)
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $0.4, $0.7, $0.8, and $1.3	1.1	1.9	2.3	3.8
Other comprehensive income, net of tax	1.1	1.9	2.3	3.8
Comprehensive income (loss)	$15.8	$(49.7)	$33.6	$(35.8)
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating activities
Net income (loss)	$14.7	$(51.6)	$31.3	$(39.6)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	25.7	26.8	51.2	53.7
Equity-based compensation expense	4.9	0.7	5.5	3.1
Deferred taxes	(1.9)	(21.4)	(4.1)	(21.8)
Defined benefit pension and other postretirement employee benefits	0.8	1.5	1.5	3.2
Amortization of deferred debt costs and debt retirement	0.7	0.5	1.3	0.9
Loss on sale or impairment associated with assets	4.6	37.1	4.6	37.1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11.3)	(12.9)	(21.8)	12.8
(Increase) decrease in inventory	(5.8)	4.9	(10.0)	(24.8)
Decrease in other current assets	4.2	4.5	4.2	4.4
Increase in accounts payable and accrued liabilities	40.6	24.8	54.5	18.6
Other, net	1.3	(0.6)	1.4	0.5
Net cash flows provided by operating activities	78.5	14.3	119.5	48.1
Investing activities
Additions to property, plant and equipment, net	(5.4)	(9.9)	(13.2)	(21.1)
Net cash flows used in investing activities	(5.4)	(9.9)	(13.2)	(21.1)
Financing activities
Repayments of long-term debt	(35.1)	(0.4)	(55.5)	(0.8)
Taxes paid related to net share settlement of equity awards	(1.0)	(0.1)	(2.5)	(1.7)
Repurchases of common stock	(3.9)	—	(3.9)	—
Other	—	—	—	0.5
Net cash flows used in financing activities	(40.0)	(0.5)	(61.9)	(2.0)
Increase in cash, cash equivalents and restricted cash	33.1	3.8	44.4	25.0
Cash, cash equivalents and restricted cash at beginning of period	37.5	58.2	26.2	36.9
Cash, cash equivalents and restricted cash at end of period	$70.6	$62.0	$70.6	$62.0

Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$1.2	$2.6	$16.9	$18.7
Cash paid (received) for income taxes	$12.5	$(1.0)	$12.5	$(9.3)

Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$69.5	$60.9	$69.5	$60.9
Restricted cash included in other assets, net	1.1	1.1	1.1	1.1
Total cash, cash equivalents and restricted cash	$70.6	$62.0	$70.6	$62.0
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2020	16,572	$—	$16.6	$558.8	$(54.3)	$521.1
Net income	—	—	—	12.1	—	12.1
Stock-based compensation expense	—	—	2.0	—	—	2.0
Issuance of shares under stock plans, net	105	—	(1.1)	—	—	(1.1)
Pension and other postretirement employee benefits, net of tax of $0.7	—	—	—	—	1.9	1.9
Balance at March 31, 2021	16,678	$—	$17.6	$570.9	$(52.4)	$536.1
Net loss	—	—	—	(51.6)	—	(51.6)
Stock-based compensation expense	—	—	1.9	—		1.9
Issuance of shares under stock plans, net	7	—	(0.1)	—	—	(0.1)
Pension and other postretirement employee benefits, net of tax of $0.7	—	—	—	—	1.9	1.9
Balance at June 30, 2021	16,685	$—	$19.3	$519.2	$(50.5)	$488.1

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2021	16,692	$—	$23.6	$530.7	$(42.6)	$511.7
Net income	—	—	—	16.6	—	16.6
Stock-based compensation expense	—	—	2.0	—	—	2.0
Issuance of shares under stock plans, net	119	—	(1.5)	—	—	(1.5)
Pension and other postretirement employee benefits, net of tax of $0.4	—	—	—	—	1.1	1.1
Balance at March 31, 2022	16,811	$—	$24.1	$547.3	$(41.4)	$530.0
Net income	—	—	—	14.7	—	14.7
Stock-based compensation expense		—	3.8	—	—	3.8
Issuance of shares under stock plans, net	78	—	(1.0)	—	—	(1.0)
Pension and other postretirement employee benefits, net of tax of $0.4	—	—	—	—	1.1	1.1
Repurchases of common stock	(119)	—	(3.9)	—	—	(3.9)
Balance at June 30, 2022	16,770	$—	$23.0	$562.0	$(40.3)	$544.7
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
Note 3 Fair Value Measurements
Carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. During the six months ended June 30, 2022, we repurchased $5.0 million of our 2014 Notes at slightly below par resulting in an immaterial gain within our debt retirement costs.
The fair value of our debt is included in the following table:

	June 30, 2022	December 31, 2021
Term loan maturing 2026, variable interest rate	$—	$49.8
2014 Notes, maturing 2025, fixed interest rate	284.7	324.6
2020 Notes, maturing 2028, fixed interest rate	235.1	278.9
	$519.8	$653.3
Note 4 Receivables
Receivables consist of:

	June 30, 2022	December 31, 2021
Trade accounts receivable	$178.0	$154.1
Allowance for current expected credit losses	(1.2)	(1.4)
Unbilled receivables	5.3	7.2
Taxes receivable	4.0	6.1
Other	1.1	1.4
	$187.3	$167.4

Note 5 Inventories
Our inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	June 30, 2022	December 31, 2021
Logs, chips and sawdust	$13.0	$13.7
Pulp	14.2	15.9
Paperboard and tissue products	154.9	148.0
Materials and supplies	105.6	100.1
	$287.7	$277.7
Note 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	June 30, 2022	December 31, 2021
Trade payables	$207.2	$168.3
Accrued compensation	38.3	29.3
Operating lease liabilities	15.0	16.1
Accrued interest	11.8	12.0
Accrued taxes other than income	14.1	10.9
Other accrued liabilities	12.9	15.8
	$299.3	$252.5

Included in accounts payable and accrued liabilities are $5.1 million and $11.0 million related to capital expenditures that had not yet been paid as of June 30, 2022 and December 31, 2021.
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
For the six months ended June 30, 2022, our income tax provision was $10.4 million as compared to a benefit of $13.5 million in the same period in 2021. Our effective tax rate for the six months ended June 30, 2022 and 2021 was 25.0% and 25.4%, which varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of state taxes and nondeductible compensation.
Note 8 Other Operating Charges
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2022 and 2021 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reorganization and other expenses	$0.1	$4.0	$1.6	$4.0
Costs associated with mill closure	—	41.7	0.4	41.7
Impairment of equipment	4.6	—	4.6	—
Directors' equity-based compensation expense	1.1	(1.1)	(0.3)	(0.8)
	$5.7	$44.5	$6.3	$44.9

2022
During the second quarter of 2022, we recorded $5.7 million of expenses in "Other operating charges, net." The components of the expense include:
•loss of $4.6 million associated with the impairment of equipment previously located at a closed facility which will not be re-installed; and
•expense of $1.1 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.
During the first quarter of 2022, we recorded $0.5 million of expenses in "Other operating charges, net." The components of the expense include:
•expense of $1.5 million related to reorganization and other expenses including consulting fees associated with our efforts to achieve long-term performance improvements;
•expense of $0.4 million associated with mill closure costs; and
•reversal of expense of $1.4 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.
2021
During the second quarter of 2021, we recorded $44.5 million of expenses in "Other operating charges, net." The components of the expense include:
•expense of $41.7 million associated with mill closure including $36.9 million associated with the impairment of property, plant and equipment and certain inventory and an expense of $4.9 million associated with severance and other related closure costs;
•expense of $4.0 million related to reorganization and other expenses including severance and consulting fees associated with our efforts to achieve long-term performance improvements; and
•reversal of expense of $1.1 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.
During the first quarter of 2021, we recorded $0.4 million of expenses in "Other operating charges, net." The components of the expense include:
•expense of $0.4 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.
Note 9 Non-Operating Expense
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2022 and 2021 are reflected in the table below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$(10.4)	$(9.1)	$(18.6)	$(18.2)
Amortization of debt issuance costs	(0.4)	(0.5)	(0.8)	(0.9)
Interest income	0.1	0.2	0.1	0.6
Interest expense, net	(10.7)	(9.3)	(19.3)	(18.6)

Debt retirement costs	(0.3)	—	(0.5)	—
Non-operating pension and other postretirement employee benefits expense	(1.4)	(2.5)	(2.8)	(5.0)
Total non-operating expense	$(12.4)	$(11.8)	$(22.7)	$(23.6)

Note 10 Retirement Plans and Postretirement Benefits
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
Pension Benefit Plans	2022	2021	2022	2021
Service cost	$0.5	$0.5	$1.1	$0.9
Interest cost	2.2	2.1	4.4	4.2
Expected return on plan assets	(2.8)	(2.6)	(5.7)	(5.3)
Amortization of actuarial loss	1.5	2.6	3.1	5.1
Net periodic cost	$1.5	$2.5	$2.9	$5.0

	Quarter Ended June 30,		Six Months Ended June 30,
Other Postretirement Employee Benefit Plans	2022	2021	2022	2021
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.5	0.5	1.0	0.9
Net periodic cost	$0.6	$0.5	$1.2	$1.0

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses", while the non-service components of net periodic cost are recorded to "Other non-operating expense" on our Consolidated Statements of Operations. For the quarter and six months ended June 30, 2022, we recorded $0.5 million and $1.1 million to "Cost of sales" and $0.1 million and $0.2 million to "Selling, general, and administrative expenses". For the quarter and six months ended June 30, 2021, we recorded $0.4 million and $0.9 million to "Cost of sales" and less than $0.1 million and $0.1 million to "Selling, general, and administrative expenses".
Note 11 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2020	$(54.5)	$0.2	$(54.3)
Amounts reclassified from accumulated other comprehensive loss	3.8	—	3.8
Balance at June 30, 2021	$(50.8)	$0.2	$(50.5)

Balance at December 31, 2021	$(42.8)	$0.3	$(42.6)
Amounts reclassified from accumulated other comprehensive loss	2.3	—	2.3
Balance at June 30, 2022	$(40.5)	$0.3	$(40.3)
Note 12 Stockholders' Equity
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At June 30, 2022, approximately 0.9 million shares were available for future issuance under our current plan.

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total stock-based compensation expense (selling, general and administrative and other operating charges, net)	$4.9	$0.7	$5.5	$3.1
Income tax benefit related to stock-based compensation	$1.2	$0.2	$1.4	$0.8
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$1.0	$0.1	$2.5	$1.7
At June 30, 2022, there was $18.7 million of total unrecognized compensation cost related to outstanding restricted stock unit awards.
During the six months ended June 30, 2022, we granted 210,844 restricted stock units (time vesting) at an average grant date fair value of $29.24 per share and 103,067 restricted stock units (performance vesting) at an average grant date fair value of $30.55 per share.
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

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Basic weighted-average common shares outstanding	16,849	16,685	16,788	16,678
Incremental shares due to:
Stock-based awards	105	—	171	—
Performance shares	125	—	120	—
Diluted weighted-average common shares outstanding	17,078	16,685	17,080	16,678
Shares excluded from the computation of diluted earnings per share were 0.4 million and 0.4 million for the quarter and six months ended June 30, 2022 as they were either antidilutive (not in-the-money) or the required performance conditions were not met. Shares excluded from the computation of diluted earnings per share were 0.7 million and 0.6 million for the quarter and six months ended June 30, 2021 due to our reporting a net loss for those periods.
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment net sales:
Pulp and Paperboard	$295.8	$227.4	$562.0	$447.2
Consumer Products	232.1	180.7	455.2	389.0
Eliminations	(1.5)	(1.7)	(2.6)	(3.9)
Net sales	$526.4	$406.4	$1,014.6	$832.3

Operating income (loss):
Pulp and Paperboard	$52.0	$13.0	$102.3	$38.0
Consumer Products	3.5	(10.0)	4.4	7.9
Corporate and eliminations	(18.2)	(15.0)	(36.0)	(30.5)
Other operating charges, net	(5.7)	(44.5)	(6.3)	(44.9)
Income (loss) from operations	$31.5	$(56.6)	$64.4	$(29.5)
Net sales, classified by major products were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Major products:
Paperboard	$287.6	$212.2	$541.9	$424.6
Retail tissue	228.6	169.4	445.2	364.6
Away-from-home tissue [1]	—	7.8	—	14.4
Pulp	5.6	12.0	14.0	15.4
Other	6.1	6.6	16.2	17.2
Eliminations	(1.5)	(1.7)	(2.6)	(3.9)
Total net sales	$526.4	$406.4	$1,014.6	$832.3
1 In the third quarter of 2021, we exited our away-from-home business with the shutdown of our Neenah, Wisconsin site.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
Executive Summary
We recorded an increase of 30% in net sales to $526.4 million for the quarter ended June 30, 2022 compared to $406.4 million for the quarter ended June 30, 2021. We recorded net income for the quarter ended June 30, 2022 of $14.7 million, or $0.86 per diluted share, compared to a net loss of $51.6 million or $3.10 per diluted share in the quarter ended June 30, 2021. During the second quarter of 2021, we incurred impairment and other closure costs associated with the closure of our Neenah, Wisconsin facility of $41.7 million. We recorded Adjusted EBITDA for the quarter ended June 30, 2022 of $63.0 million compared to $14.8 million in the quarter ended June 30, 2021.
We recorded an increase of 22% in net sales to $1.0 billion for the six months ended June 30, 2022 compared to $832.3 million for the six months ended June 30, 2021. We recorded net income for the six months ended June 30, 2022 of $31.3 million, or $1.83 per diluted share, compared to a net loss of $39.6 million or $2.37 per diluted share in the six months ended June 30, 2021. We recorded Adjusted EBITDA for the six months ended June 30, 2022 of $121.9 million compared to $69.1 million in the six months ended June 30, 2021.
Included in net loss for the second quarter and six months ended June 30, 2021, is a loss related to the closure of our Neenah, Wisconsin facility of $41.7 million. The primary components of the $41.7 million charge included an impairment to property plant and equipment of $31.6 million, a write-down to inventory of $5.3 million and $4.9 million of cash expenses for our employees including severance and other related closure costs.
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
As of June 30, 2022 there have been no significant changes with regard to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss) and segment operating income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$14.7	$(51.6)	$31.3	$(39.6)
Income tax provision (benefit)	4.4	(16.7)	10.4	(13.5)
Interest expense, net	10.7	9.3	19.3	18.6
Depreciation and amortization	25.7	26.8	51.2	53.7
Other operating charges, net	5.7	44.5	6.3	44.9
Debt retirement costs	0.3	—	0.5	—
Other non-operating expense	1.4	2.5	2.8	5.0
Adjusted EBITDA	$63.0	$14.8	$121.9	$69.1

Pulp and Paperboard segment income	$52.0	$13.0	$102.3	$38.0
Depreciation and amortization	9.2	9.0	18.5	18.0
Adjusted EBITDA Pulp and Paperboard segment	$61.2	$22.0	$120.8	$56.0

Consumer Products segment income (loss)	$3.5	$(10.0)	$4.4	$7.9
Depreciation and amortization	15.6	16.8	30.9	33.5
Adjusted EBITDA Consumer Products segment	$19.1	$6.7	$35.3	$41.4

Corporate and other expense	$(18.2)	$(15.0)	$(36.0)	$(30.5)
Depreciation and amortization	0.9	1.0	1.8	2.2
Adjusted EBITDA Corporate and other	$(17.3)	$(14.0)	$(34.2)	$(28.3)

Pulp and Paperboard segment	$61.2	$22.0	$120.8	$56.0
Consumer Products segment	19.1	6.7	35.3	41.4
Corporate and other	(17.3)	(14.0)	(34.2)	(28.3)
Adjusted EBITDA	$63.0	$14.8	$121.9	$69.1

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below. See Note 14 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.
Pulp and Paperboard

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per ton amounts)	2022	2021	Increase (decrease)	2022	2021	Increase (decrease)
Sales:
Paperboard	$287.6	$212.2	35.5%	$541.9	$424.6	27.6%
Pulp	5.6	12.0	(52.9)%	14.0	15.4	(9.6)%
Other	2.6	3.2	(20.9)%	6.2	7.1	(12.9)%
	$295.8	$227.4	30.0%	$562.0	$447.2	25.7%

Operating income	$52.0	$13.0	300.5%	$102.3	$38.0	169.0%
Operating margin	17.6%	5.7%		18.2%	8.5%

Adjusted EBITDA	$61.2	$22.0	178.3%	$120.8	$56.0	115.6%
Adjusted EBITDA margin	20.7%	9.7%		21.5%	12.5%

Paperboard shipments (short tons)	215,903	200,551	7.7%	417,259	407,263	2.5%
Paperboard sales price (per short ton)	$1,332	$1,058	25.9%	$1,299	$1,043	24.5%

Sales volumes increased in our Pulp and Paperboard segment for the quarter and six month periods ended June 30, 2022 compared to the same periods due to increased demand. Additionally, product availability was limited during the first six months of 2021, due to a planned maintenance shutdown at our Lewiston, Idaho facility in the second quarter of 2021 and severe weather events during the first quarter of 2021. Sales prices increased in our Pulp and Paperboard segment for the quarter and six month periods ended June 30, 2022 compared to the same periods in the prior year due to the impacts of our previously announced price increases.

Overall, the increase in operating income and Adjusted EBITDA for the quarter and six month periods ended June 30, 2022 as compared to the same periods in the prior year was driven by higher sales prices and the absence of a planned maintenance shutdown, partially offset by inflation.

Consumer Products

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per unit)	2022	2021	Increase (decrease)	2022	2021	Increase (decrease)
Sales:
Retail tissue	$228.6	$169.4	34.9%	$445.2	$364.6	22.1%
Away-from-home [1]	—	7.8	(100.0)%	—	14.4	(100.0)%
Other	3.6	3.4	5.3%	10.0	10.1	(0.9)%
	$232.1	$180.7	28.5%	$455.2	$389.0	17.0%

Operating income (loss)	$3.5	$(10.0)	134.6%	$4.4	$7.9	(44.1)%
Operating margin	1.5%	(5.6)%		1.0%	2.0%

Adjusted EBITDA	$19.1	$6.7	184.1%	$35.3	$41.4	(14.6)%
Adjusted EBITDA margin	8.2%	3.7%		7.8%	10.6%

Shipments (short tons)
Retail	76,604	61,497	24.6%	152,030	132,259	14.9%
Away-from-home [1]	—	4,217	(100.0)%	—	7,671	(100.0)%
Other	2,614	3,227	(19.0)%	7,687	9,196	(16.4)%
	79,218	68,941	14.9%	159,717	149,126	7.1%

Sales price (per short ton)
Retail	$2,984	$2,755	8.3%	$2,928	$2,757	6.2%
1In the third quarter of 2021, we exited our away-from-home business with the shutdown of our Neenah, Wisconsin site.
Sales volumes increased in our Consumer Products segment for the quarter and six month periods ended June 30, 2022 compared to the same periods in the prior year as consumer demand stabilized due to consumer buying patterns returning to pre-COVID levels and several new customer programs. Sales prices increased in our Consumer Products segment for the quarter and six month period ended June 30, 2022 compared to the same periods in the prior year due primarily to price increases implemented to offset inflation, primarily pulp and transportation costs.
Overall, the increase in operating income and Adjusted EBITDA for the quarter and six month periods ended June 30, 2022 compared to the same periods in the prior year was driven by higher sales prices, increased volume offset by higher input costs, primarily in pulp and transportation costs.
Corporate expenses
Corporate expenses for the quarter and six months ended June 30, 2022 were $18.2 million and $36.0 million compared to $15.0 million and $30.5 million in the same periods in the prior year. The increase between periods is primarily related to the higher incentive compensation based upon higher than expected operating results. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 8 "Other operating charges" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.

Interest expense
Interest expense for the quarter and six month period ended June 30, 2022 was $1.4 million and $0.7 million higher as compared to the same periods in the prior year. This increase was due to a one-time increase of $2.2 million associated with our capital leases. Excluding this adjustment, our interest expense would be lower due to lower debt outstanding. See Note 9 "Non-operating income (expense)" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information
Potential impairments
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

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are existing cash balances, cash generated by our operations and our ability to borrow under such credit facilities as we may have in effect from time to time. Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness (including by issuing new indebtedness subject to market conditions to refinance such outstanding indebtedness) or repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations.
Operating Activities
Net cash flows provided by operating activities for the six months ended June 30, 2022 were $119.5 million compared to $48.1 million for the six months ended June 30, 2021. This increase was driven by increased net income and changes in working capital. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2021.
Investing Activities
During the six months ended June 30, 2022, net cash flows used in investing activities were $13.2 million compared to $21.1 million in the prior year period. Included in the six months ended June 30, 2022 is a $2.4 million refund associated with a capital project placed in service in prior years. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $5.1 million and $7.5 million related to capital expenditures that had not yet been paid at June 30, 2022 and 2021.
Throughout 2022, we expect cash paid for capital expenditures to be approximately $45 million to $55 million.
Financing Activities
Net cash flows used by financing activities were $61.9 million for the six months ended June 30, 2022 compared to $2.0 million for the same period of 2021. The increase was due to $3.9 million used for common stock repurchases under our stock repurchase program, the $30 million payoff of our Term Loan Credit Agreement and $5 million in open market purchases of our 2014 Notes during the six months ended June 30, 2022. During the six months ended June 30, 2021, no significant debt repayments outside of scheduled payments occurred.
ABL Credit Agreement
The ABL Credit Agreement matures on July 26, 2024 and includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheet as of June 30, 2022, our borrowing base supported up to $250 million of availability under the line, of which no borrowings were outstanding and $3.7 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when unused availability falls below $25 million. As of June 30, 2022, our fixed charge coverage ratio was approximately 4.20x.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our credit agreements. As of June 30, 2022, our Term Loan Credit Agreement was repaid in full and there were no borrowings outstanding under our ABL Credit Agreement.

ITEM 4.	Controls and Procedures
As of June 30, 2022, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. As of June 30, 2022, we had $25.9 million of authorization remaining. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2022 to April 30, 2022	—	$—	—	$29.8
May 1, 2022 to May 31, 2022	59,902	$32.61	59,902	$27.8
June 1, 2022 to June 30, 2022	59,426	$33.32	59,426	$25.9
Total	119,328	$32.96	119,328

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

31**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.

10.1	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan, effective as of May 16, 2022

10.2
Clearwater Paper Corporation Amended and Restated Annual Incentive Plan, effective as of January 1, 2022. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the commission on May 18, 2022).

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

CLEARWATER PAPER CORPORATION
(Registrant)

August 2, 2022	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

August 2, 2022	By:	/s/ MICHAEL J. MURPHY
Michael J. Murphy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)