Form 10-Q
period 2022-09-30
Clearwater Paper Corp
filed 2022-10-31
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of October 28, 2022 was 16,761,869.

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
•
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
•changes in freight costs and disruptions in transportation services;
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$50.8	$25.2
Receivables, net of allowance for current expected credit losses	180.4	167.4
Inventories, net	326.8	277.7
Other current assets	12.1	16.9
Total current assets	570.2	487.2
Property, plant and equipment	2,968.6	2,961.5
Accumulated depreciation	(1,945.4)	(1,879.7)
Property, plant and equipment, net	1,023.1	1,081.8
Other assets, net	110.3	121.1
Total assets	$1,703.6	$1,690.1
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1.0	$1.6
Accounts payable and accrued liabilities	294.1	252.5
Total current liabilities	295.1	254.1
Long-term debt	564.9	637.6
Liability for pension and other postretirement employee benefits	71.3	73.6
Deferred tax liabilities and other long-term obligations	203.1	213.1
Total liabilities	1,134.4	1,178.3
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,761,869 and 16,692,102 shares issued	—	—
Additional paid-in capital	25.7	23.6
Retained earnings	582.7	530.7
Accumulated other comprehensive loss, net of tax	(39.1)	(42.6)
Total stockholders' equity	569.2	511.7
Total liabilities and stockholders' equity	$1,703.6	$1,690.1
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per-share data)	2022	2021	2022	2021
Net sales	$538.8	$450.5	$1,553.3	$1,282.8
Costs and expenses:
Cost of sales	454.8	398.2	1,332.0	1,160.9
Selling, general and administrative expenses	32.9	28.3	99.6	82.5
Other operating charges, net	2.2	10.2	8.5	55.1
Total operating costs and expenses	489.9	436.7	1,440.0	1,298.5
Income (loss) from operations	48.9	13.8	113.3	(15.6)
Interest expense, net	(8.0)	(8.9)	(27.3)	(27.5)
Debt retirement costs	—	(0.5)	(0.5)	(0.5)
Other non-operating expense	(1.4)	(2.8)	(4.3)	(7.8)
Total non-operating expense	(9.4)	(12.2)	(32.1)	(35.7)
Income (loss) before income taxes	39.5	1.7	81.2	(51.4)
Income tax provision (benefit)	18.9	(0.3)	29.3	(13.8)
Net income (loss)	$20.6	$1.9	$51.9	$(37.6)

Net income (loss) per common share:
Basic	$1.23	$0.12	$3.09	$(2.25)
Diluted	1.21	0.11	3.04	(2.25)

Average shares of common stock used to compute net income (loss) per share: (in thousands)
Basic	16,754	16,687	16,777	16,689
Diluted	17,093	16,971	17,085	16,689
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (loss)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$20.6	$1.9	$51.9	$(37.6)
Other comprehensive income (loss):
Defined benefit pension and other postretirement employee benefits:
Net loss arising during the period, net of tax of $—, $(1.0), $—,$(1.0)	—	(2.8)	—	(2.8)
Amortization of actuarial loss included in net periodic cost, net of tax of $0.4, $0.7, $1.2, and $2.0	1.1	2.0	3.5	5.8
Other comprehensive income (loss), net of tax	1.1	(0.8)	3.5	3.0
Comprehensive income (loss)	$21.8	$1.1	$55.4	$(34.6)
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Operating activities
Net income (loss)	$20.6	$1.9	$51.9	$(37.6)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	26.2	25.9	77.4	79.6
Equity-based compensation expense	4.0	3.8	9.6	6.9
Deferred taxes	(1.6)	2.4	(5.8)	(19.4)
Defined benefit pension and other postretirement employee benefits	0.7	2.1	2.2	5.3
Amortization of deferred debt costs and debt retirement	0.5	1.0	1.8	1.9
Loss on sale or impairment associated with assets	1.2	—	5.8	37.1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4.2	(12.9)	(17.6)	(0.1)
Increase in inventory	(39.2)	(3.5)	(49.1)	(28.3)
Decrease in other current assets	1.4	0.9	5.6	5.3
Increase (decrease) in accounts payable and accrued liabilities	(4.4)	(4.8)	50.0	13.8
Other, net	(0.3)	(0.5)	1.1	—
Net cash flows provided by operating activities	13.3	16.3	132.8	64.4
Investing activities
Additions to property, plant and equipment, net	(6.7)	(8.9)	(19.9)	(29.9)
Net cash flows used in investing activities	(6.7)	(8.9)	(19.9)	(29.9)
Financing activities
Repayments of long-term debt	(25.3)	(40.5)	(80.8)	(41.3)
Taxes paid related to net share settlement of equity awards	—	—	(2.5)	(1.7)
Repurchases of common stock	(1.0)	—	(4.9)	—
Other	0.7	—	0.7	0.5
Net cash flows used in financing activities	(25.7)	(40.5)	(87.6)	(42.5)
Increase (decrease) in cash, cash equivalents and restricted cash	(19.1)	(33.1)	25.3	(8.1)
Cash, cash equivalents and restricted cash at beginning of period	70.6	62.0	26.2	36.9
Cash, cash equivalents and restricted cash at end of period	$51.5	$28.9	$51.5	$28.9

Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$15.4	$15.9	$32.3	$34.6
Cash paid (received) for income taxes	$12.9	$1.0	$25.4	$(8.3)

Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$50.8	$27.8	$50.8	$27.8
Restricted cash included in other current assets and other assets, net	0.7	1.1	0.7	1.1
Total cash, cash equivalents and restricted cash	$51.5	$28.9	$51.5	$28.9
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2020	16,572	$—	$16.6	$558.8	$(54.3)	$521.1
Net income	—	—	—	12.1	—	12.1
Stock-based compensation expense	—	—	2.0	—	—	2.0
Issuance of shares under stock plans, net	105	—	(1.1)	—	—	(1.1)
Pension and other postretirement employee benefits, net of tax of $0.7	—	—	—	—	1.9	1.9
Balance at March 31, 2021	16,678	$—	$17.6	$570.9	$(52.4)	$536.1
Net loss	—	—	—	(51.6)	—	(51.6)
Stock-based compensation expense	—	—	1.9	—		1.9
Issuance of shares under stock plans, net	7	—	(0.1)	—	—	(0.1)
Pension and other postretirement employee benefits, net of tax of $0.7	—	—	—	—	1.9	1.9
Balance at June 30, 2021	16,685	$—	$19.3	$519.2	$(50.5)	$488.1
Net income	—	—	—	1.9	—	1.9
Stock-based compensation expense	—	—	2.4	—	—	2.4
Issuance of shares under stock plans, net	1	—	—	—	—	—
Pension and other postretirement employee benefits, net of tax of $(0.3)	—	—	—	—	(0.8)	(0.8)
Balance at September 30, 2021	16,687	$—	$21.7	$521.2	$(51.3)	$491.6

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2021	16,692	$—	$23.6	$530.7	$(42.6)	$511.7
Net income	—	—	—	16.6	—	16.6
Stock-based compensation expense	—	—	2.0	—	—	2.0
Issuance of shares under stock plans, net	119	—	(1.5)	—	—	(1.5)
Pension and other postretirement employee benefits, net of tax of $0.4	—	—	—	—	1.1	1.1
Balance at March 31, 2022	16,811	$—	$24.1	$547.3	$(41.4)	$530.0
Net income	—	—	—	14.7	—	14.7
Stock-based compensation expense	—	—	3.8	—	—	3.8
Issuance of shares under stock plans, net	78	—	(1.0)	—	—	(1.0)
Pension and other postretirement employee benefits, net of tax of $0.4	—	—	—	—	1.1	1.1
Repurchases of common stock	(119)	—	(3.9)	—	—	(3.9)
Balance at June 30, 2022	16,770	$—	$23.0	$562.0	$(40.3)	$544.7
Net income	—	—	—	20.6	—	20.6
Stock-based compensation expense	—	—	3.0	—	—	3.0
Issuance of shares under stock plans, net	23	—	0.7	—	—	0.7
Pension and other postretirement employee benefits, net of tax of $0.4	—	—	—	—	1.1	1.1
Repurchases of common stock	(31)	—	(1.0)	—	—	(1.0)
Balance at September 30, 2022	16,762	$—	$25.7	$582.7	$(39.1)	$569.2
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations, stockholders' equity and cash flows for us and our subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain amounts have been reclassified from the prior year presentation for consistency. All dollar amounts are shown in millions, except per share.
Note 2 Recently Adopted and Recently Issued Accounting Standards
In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-10, Disclosures by Business Entities About Government Assistance (Topic 832), which requires disclosures about certain types of government assistance including the nature of the assistance, related accounting policies, and the effect on an entity's financial statements. The new standard is effective for annual periods beginning after December 15, 2021 with prospective or retrospective adoption permitted. This ASU was adopted prospectively as of January 1, 2022 and did not have a material impact on our consolidated financial statements.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). This standard requires disclosure of the key terms of outstanding supplier finance programs and a roll forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU becomes effective January 1, 2023, except for the roll forward requirement, which becomes effective January 1, 2024. Upon adoption, we may be required to include additional disclosures to the extent we have material supplier finance program obligations.
Note 3 Fair Value Measurements
Carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. During the nine months ended September 30, 2022, we repurchased $30.0 million of our 2014 Notes at slightly below par resulting in an immaterial gain within our debt retirement costs.
The fair value of our debt is included in the following table:

	September 30, 2022	December 31, 2021
Term loan maturing 2026, variable interest rate	$—	$49.8
2014 Notes, maturing 2025, fixed interest rate	265.3	324.6
2020 Notes, maturing 2028, fixed interest rate	237.9	278.9
	$503.2	$653.3
Note 4 Receivables
Receivables consist of:

	September 30, 2022	December 31, 2021
Trade accounts receivable	$172.1	$154.1
Allowance for current expected credit losses	(1.4)	(1.4)
Unbilled receivables	6.3	7.2
Taxes receivable	1.4	6.1
Other	2.0	1.4
	$180.4	$167.4

Note 5 Inventories
Our inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	September 30, 2022	December 31, 2021
Logs, chips and sawdust	$18.2	$13.7
Pulp	23.1	15.9
Paperboard and tissue products	175.2	148.0
Materials and supplies	110.4	100.1
	$326.8	$277.7
Note 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	September 30, 2022	December 31, 2021
Trade payables	$189.0	$156.2
Accrued compensation	43.5	29.3
Operating lease liabilities	13.8	16.1
Accrued interest	4.3	12.0
Accrued taxes other than income	13.4	10.9
Income taxes payable	6.4	0.6
Other accrued liabilities	23.8	27.3
	$294.1	$252.5

Included in accounts payable and accrued liabilities are $7.3 million and $11.0 million related to capital expenditures that had not yet been paid as of September 30, 2022 and December 31, 2021.
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
For the nine months ended September 30, 2022, our income tax provision was $29.3 million as compared to a benefit of $13.8 million in the same period in 2021. Our effective tax rate for the nine months ended September 30, 2022 was 36.1%, which varied from the U.S. federal statutory tax rate of 21.0% primarily due to adjustments in tax positions under audit related to the disallowance of a previously taken federal tax credits based upon interpretation of the law, the effects of state taxes, and nondeductible compensation. Our effective tax rate for the nine months ended September 30, 2021 was 26.8%, which varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of state taxes and nondeductible compensation.
Note 8 Other Operating Charges
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2022 and 2021 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reorganization and other expenses	$—	$3.4	$1.6	$7.3
Costs associated with mill closure	—	5.4	0.4	47.1
Impairment of equipment	1.2	—	5.8	—
Directors' equity-based compensation expense	1.0	1.4	0.7	0.6
	$2.2	$10.2	$8.5	$55.1

2022
During the third quarter of 2022, we recorded $2.2 million of expenses in "Other operating charges, net." The components of the expense include:
•loss of $1.2 million associated with the impairment of equipment no longer being used; and
•expense of $1.0 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.
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
Note 9 Non-Operating Expense
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2022 and 2021 are reflected in the table below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$(8.0)	$(8.4)	$(26.6)	$(26.7)
Amortization of debt issuance costs	(0.4)	(0.5)	(1.2)	(1.4)
Interest income	0.3	—	0.4	0.6
Interest expense, net	(8.0)	(8.9)	(27.3)	(27.5)

Debt retirement costs	—	(0.5)	(0.5)	(0.5)
Non-operating pension and other postretirement employee benefits expense	(1.4)	(2.8)	(4.3)	(7.8)
Total non-operating expense	$(9.4)	$(12.2)	$(32.1)	$(35.7)
Note 10 Retirement Plans and Postretirement Benefits
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
Pension Benefit Plans	2022	2021	2022	2021
Service cost	$0.5	$0.4	$1.6	$1.4
Interest cost	2.2	2.1	6.6	6.3
Expected return on plan assets	(2.8)	(2.6)	(8.5)	(7.9)
Amortization of actuarial loss	1.5	2.5	4.6	7.7
Net periodic cost	$1.5	$2.4	$4.4	$7.4

	Quarter Ended September 30,		Nine Months Ended September 30,
Other Postretirement Employee Benefit Plans	2022	2021	2022	2021
Service cost	$0.1	$0.2	$0.3	$0.3
Interest cost	0.5	0.6	1.5	1.5
Amortization of actuarial loss	—	0.2	—	0.2
Net periodic cost	$0.6	$1.0	$1.8	$2.0

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses", while the non-service components of net periodic cost are recorded to "Other non-operating expense" on our Consolidated Statements of Operations. For the quarter and nine months ended September 30, 2022, we recorded $0.5 million and $1.6 million to "Cost of sales" and $0.1 million and $0.3 million to "Selling, general, and administrative expenses". For the quarter and nine months ended September 30, 2021, we recorded $0.6 million and $1.5 million to "Cost of sales" and less than $0.1 million and $0.2 million to "Selling, general, and administrative expenses".

Note 11 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2020	$(54.5)	$0.2	$(54.3)
Other comprehensive income (loss) before reclassifications	—	(2.8)	(2.8)
Amounts reclassified from accumulated other comprehensive loss	5.7	0.2	5.8
Balance at September 30, 2021	$(48.9)	$(2.4)	$(51.3)

Balance at December 31, 2021	$(42.8)	$0.3	$(42.6)
Amounts reclassified from accumulated other comprehensive loss	3.5	—	3.5
Balance at September 30, 2022	$(39.4)	$0.3	$(39.1)
Note 12 Stockholders' Equity
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At September 30, 2022, approximately 0.9 million shares were available for future issuance under our current plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total stock-based compensation expense	$4.0	$3.8	$9.6	$6.9
Income tax benefit related to stock-based compensation	$1.0	$1.0	$2.4	$1.8
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$—	$—	$2.5	$1.7
At September 30, 2022, there was $16.4 million of total unrecognized compensation cost related to outstanding restricted stock unit awards.
During the nine months ended September 30, 2022, we granted 220,518 restricted stock units (time vesting) at an average grant date fair value of $29.52 per share and 103,067 restricted stock units (performance vesting) at an average grant date fair value of $30.55 per share.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Basic weighted-average common shares outstanding	16,754	16,687	16,777	16,689
Incremental shares due to:
Stock-based awards	197	186	181	—
Performance shares	137	98	127	—
Stock options	6	—	—	—
Diluted weighted-average common shares outstanding	17,093	16,971	17,085	16,689
Shares excluded from the computation of diluted earnings per share were 0.2 million and 0.3 million for the quarter and nine months ended September 30, 2022 as they were either antidilutive (not in-the-money) or the required performance conditions were not met. Shares excluded from the computation of diluted earnings per share were 0.3 million for the quarter ended September 30, 2021 as they were either antidilutive (not in-the-money) or the required performance conditions were not met and 0.6 million for the nine months ended September 30, 2021 due to our reporting a net loss for the period.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment net sales:
Pulp and Paperboard	$300.8	$237.5	$862.8	$684.6
Consumer Products	241.0	214.2	696.1	603.2
Eliminations	(3.0)	(1.2)	(5.6)	(5.0)
Net sales	$538.8	$450.5	$1,553.3	$1,282.8

Operating income (loss):
Pulp and Paperboard	$63.7	$34.6	$165.9	$72.6
Consumer Products	5.2	3.7	9.6	11.5
Corporate and eliminations	(17.8)	(14.3)	(53.8)	(44.8)
Other operating charges, net	(2.2)	(10.2)	(8.5)	(55.1)
Income (loss) from operations	$48.9	$13.8	$113.3	$(15.6)

Net sales, classified by major products were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Major products:
Paperboard	$292.7	$224.1	$834.6	$648.8
Retail tissue	237.1	208.3	682.3	572.9
Away-from-home tissue [1]	—	1.9	—	16.3
Pulp	4.6	8.4	18.5	23.9
Other	7.3	8.9	23.5	26.1
Eliminations	(3.0)	(1.2)	(5.6)	(5.0)
Total net sales	$538.8	$450.5	$1,553.3	$1,282.8
1 In the third quarter of 2021, we exited our away-from-home business with the shutdown of our Neenah, Wisconsin site.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
Executive Summary
We recorded an increase of 20% in net sales to $538.8 million for the quarter ended September 30, 2022 compared to $450.5 million for the quarter ended September 30, 2021. We recorded net income for the quarter ended September 30, 2022 of $20.6 million, or $1.21 per diluted share, compared to a net income of $1.9 million or $0.11 per diluted share in the quarter ended September 30, 2021. We recorded Adjusted EBITDA for the quarter ended September 30, 2022 of $77.3 million compared to $49.9 million in the quarter ended September 30, 2021.
We recorded an increase of 21% in net sales to $1.6 billion for the nine months ended September 30, 2022 compared to $1.3 billion for the nine months ended September 30, 2021. We recorded net income for the nine months ended September 30, 2022 of $51.9 million, or $3.04 per diluted share, compared to a net loss of $37.6 million or $2.25 per diluted share in the nine months ended September 30, 2021. We recorded Adjusted EBITDA for the nine months ended September 30, 2022 of $199.2 million compared to $119.0 million in the nine months ended September 30, 2021.
Included in net loss for the nine months ended September 30, 2021 is a loss related to the closure of our Neenah, Wisconsin facility of $47.1 million. The primary components of this loss include a $31.6 million impairment to property plant and equipment, a $5.3 million write-down to inventory and $10.3 million of cash expenses for our employees including severance and other related closure costs.
See discussion on segment level results regarding net sales, operating results and Adjusted EBITDA in “Our Operating Results” below.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires our management to select and apply accounting policies that best provide the framework to report our results of operations and financial position. The selection and application of those policies requires management to make difficult, subjective and complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, it is possible that materially different amounts would be reported under different conditions or using different assumptions.
As of September 30, 2022 there have been no significant changes with regard to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$20.6	$1.9	$51.9	$(37.6)
Income tax provision (benefit)	18.9	(0.3)	29.3	(13.8)
Interest expense, net	8.0	8.9	27.3	27.5
Depreciation and amortization	26.2	25.9	77.4	79.6
Other operating charges, net	2.2	10.2	8.5	55.1
Debt retirement costs	—	0.5	0.5	0.5
Other non-operating expense	1.4	2.8	4.3	7.8
Adjusted EBITDA	$77.3	$49.9	$199.2	$119.0

Pulp and Paperboard segment income	$63.7	$34.6	$165.9	$72.6
Depreciation and amortization	9.3	8.9	27.8	26.9
Adjusted EBITDA Pulp and Paperboard segment	$73.0	$43.5	$193.7	$99.5

Consumer Products segment income	$5.2	$3.7	$9.6	$11.5
Depreciation and amortization	16.0	15.9	46.9	49.4
Adjusted EBITDA Consumer Products segment	$21.2	$19.6	$56.6	$60.9

Corporate and other expense	$(17.8)	$(14.3)	$(53.8)	$(44.8)
Depreciation and amortization	0.9	1.1	2.6	3.3
Adjusted EBITDA Corporate and other	$(16.9)	$(13.1)	$(51.1)	$(41.4)

Pulp and Paperboard segment	$73.0	$43.5	$193.7	$99.5
Consumer Products segment	21.2	19.6	56.6	60.9
Corporate and other	(16.9)	(13.1)	(51.1)	(41.4)
Adjusted EBITDA	$77.3	$49.9	$199.2	$119.0

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below. See Note 14 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.
Pulp and Paperboard

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per ton amounts)	2022	2021	Increase (decrease)	2022	2021	Increase (decrease)
Sales:
Paperboard	$292.7	$224.1	30.6%	$834.6	$648.8	28.6%
Pulp	4.6	8.4	(45.6)%	18.5	23.9	(22.3)%
Other	3.5	4.9	(29.2)%	9.7	12.0	(19.5)%
	$300.8	$237.5	26.7%	$862.8	$684.6	26.0%

Operating income	$63.7	$34.6	83.9%	$165.9	$72.6	128.5%
Operating margin	21.2%	14.6%		19.2%	10.6%

Adjusted EBITDA	$73.0	$43.5	67.9%	$193.7	$99.5	94.7%
Adjusted EBITDA margin	24.3%	18.3%		22.5%	14.5%

Paperboard shipments (short tons)	208,298	203,439	2.4%	625,557	610,702	2.4%
Paperboard sales price (per short ton)	$1,405	$1,102	27.5%	$1,334	$1,062	25.6%

Sales volumes in our Pulp and Paperboard segment increased for the quarter and nine months ended September 30, 2022 compared to the same periods in the prior year due to increased demand. Additionally, product availability was limited during the quarter and first nine months of 2021, due to planned maintenance outages at our Cypress Bend, Arkansas facility in the third quarter of 2021 and our Lewiston, Idaho facility in the second quarter of 2021 and severe weather events during the first quarter of 2021. Sales prices increased in our Pulp and Paperboard segment for the quarter and nine month periods ended September 30, 2022 compared to the same periods in the prior year due to the impacts of our previously announced price increases.

Overall, the increase in operating income and Adjusted EBITDA for the quarter and nine month periods ended September 30, 2022 as compared to the same periods in the prior year was driven by higher sales prices and the absence of planned maintenance outages, partially offset by inflation.

Consumer Products

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per unit)	2022	2021	Increase (decrease)	2022	2021	Increase (decrease)
Sales:
Retail tissue	$237.1	$208.3	13.9%	$682.3	$572.9	19.1%
Away-from-home [1]	—	1.9	(100.0)%	—	16.3	(100.0)%
Other	3.8	4.0	(4.2)%	13.8	14.1	(1.8)%
	$241.0	$214.2	12.5%	$696.1	$603.2	15.4%

Operating income (loss)	$5.2	$3.7	42.5%	$9.6	$11.5	(16.6)%
Operating margin	2.2%	1.7%		1.4%	1.9%

Adjusted EBITDA	$21.2	$19.6	8.7%	$56.6	$60.9	(7.2)%
Adjusted EBITDA margin	8.8%	9.1%		8.1%	10.1%

Shipments (short tons)
Retail	76,938	76,237	0.9%	228,968	208,496	9.8%
Away-from-home [1]	—	990	(100.0)%	—	8,661	(100.0)%
Other	2,322	4,751	(51.1)%	10,010	13,947	(28.2)%
	79,260	81,978	(3.3)%	238,978	231,104	3.4%

Sales price (per short ton)
Retail	$3,082	$2,732	12.8%	$2,980	$2,748	8.4%
1In the third quarter of 2021, we exited our away-from-home business with the shutdown of our Neenah, Wisconsin site.
Retail sales volumes in our Consumer Products segment increased for the quarter and nine months ended September 30, 2022 compared to the same periods in the prior year as consumer demand stabilized due to consumer buying patterns returning to pre-COVID levels as well as several new customer programs. Retail sales prices increased in our Consumer Products segment for the quarter and nine months ended September 30, 2022 compared to the same periods in the prior year due to our previously announced price increases and improved product mix.
Overall, the increase in operating income and Adjusted EBITDA for the quarter ended September 30, 2022 compared to the same period in the prior year was driven by higher sales prices partially offset by higher input costs, primarily in pulp and freight costs. The decrease in operating income and Adjusted EBITDA for the nine months September 30, 2022 compared to the same period in the prior year was driven by higher input costs, primarily in pulp and freight costs partially offset by higher sales prices and increased volume.
Corporate expenses
Corporate expenses for the quarter and nine months ended September 30, 2022 were $17.8 million and $53.8 million compared to $14.3 million and $44.8 million in the same periods in the prior year. The increase between periods is primarily related to the higher incentive compensation based upon higher than expected operating results. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 8 "Other operating charges" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.

Interest expense
Interest expense for the quarter ended September 30, 2022 was $8.0 million as compared to $8.9 million in the same period in the prior year due to lower debt outstanding. Interest expense for the nine months ended September 30, 2022 was $27.3 million as compared to $27.5 million in the same period in prior year due to lower debt outstanding, partially offset by a one-time increase of $2.2 million associated with our capital leases. See Note 9 "Non-operating income (expense)" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
Inflation Reduction Act of 2022
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.
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

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are existing cash balances, cash generated by our operations and our ability to borrow under such credit facilities as we may have in effect from time to time. Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time, prepay or repurchase outstanding indebtedness (including by issuing new indebtedness subject to market conditions to refinance such outstanding indebtedness) or repurchase shares of our common stock or acquire assets or businesses that are complementary to our operations.
Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2022 were $132.8 million compared to $64.4 million for the nine months ended September 30, 2021. This increase was driven by improved operating performance offset by higher net cash tax payments and changes in working capital. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2021.
Investing Activities
During the nine months ended September 30, 2022, net cash flows used in investing activities were $19.9 million compared to $29.9 million in the same period of the prior year. Included in the nine months ended September 30, 2022 is a $2.4 million refund associated with a capital project placed in service in prior years. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $7.3 million and $8.9 million related to capital expenditures that had not yet been paid at September 30, 2022 and 2021.
Throughout 2022, we expect cash paid for capital expenditures to be approximately $30 million to $40 million.
Financing Activities
Net cash flows used by financing activities were $87.6 million for the nine months ended September 30, 2022 compared to $42.5 million for the same period of 2021. The increase was due to $4.9 million used for common stock repurchases under our stock repurchase program, $50.0 million prepayment in full of our Term Loan Credit Agreement and $30.0 million in open market purchases of our 2014 Notes during the nine months ended September 30, 2022.
ABL Credit Agreement
The ABL Credit Agreement matures on July 26, 2024 and includes a $250 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheet as of September 30, 2022, our borrowing base supported up to $250 million of availability under the line, of which no borrowings were outstanding and $3.7 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10 to 1.00, provided that the financial covenant under the ABL Credit Agreement is only applicable when unused availability falls below $25 million. As of September 30, 2022, our fixed charge coverage ratio was approximately 4.0x.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risks on financial instruments includes interest rate risk on our credit agreements. As of September 30, 2022, our Term Loan Credit Agreement was repaid in full and there were no borrowings outstanding under our ABL Credit Agreement.

ITEM 4.	Controls and Procedures
As of September 30, 2022, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. As of September 30, 2022, we had $24.9 million of authorization remaining. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2022 to July 31, 2022	30,052	$33.93	30,052	$24.9
August 1, 2022 to August 31, 2022	480	$35.02	480	$24.9
September 1, 2022 to September 30, 2022	—	$—	—	$24.9
Total	30,532	$33.95	30,532

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

CLEARWATER PAPER CORPORATION
(Registrant)

October 31, 2022	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

October 31, 2022	By:	/s/ MICHAEL J. MURPHY
Michael J. Murphy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)