Form 10-K
period 2022-12-31
Clearwater Paper Corp
filed 2023-02-14
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates was $558.3 million.
As of February 12, 2023, 16,761,869 shares of common stock were outstanding.
__________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2023 Annual Meeting of Stockholders to be held on May 11, 2023 are incorporated by reference in Part III of this Form 10-K.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding production quality and quantity; our strategy; competitive market conditions; raw materials and input usage and costs, including energy costs and usage; our operations and expectations; cash flows; capital expenditures; compliance with our loan and financing agreements; tax rates; debt repayments; operating costs; selling, general and administrative expenses; timing of and costs related to major maintenance, construction, and repairs; liquidity; benefit plan funding levels; tax benefits related to worthless stock deduction; stockholder equity; capitalized interest; expected inflation costs; interest expenses; and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:

•competitive pricing pressures for our products, including as a result of capacity additions, demand reduction and the impact of foreign currency fluctuations on the pricing of products globally;
•changes in the U.S. and international economies and in general economic conditions in the regions and industries in which we operate;
•manufacturing or operating disruptions, including equipment malfunctions and damage to our manufacturing facilities;
•the loss of, changes in prices in regard to, or reduction in, orders from a significant customer;
•changes in the cost and availability of wood fiber and wood pulp;
•changes in energy, chemicals, packaging and freight costs and disruptions in transportation services impacting our ability to receive inputs or ship products to customers;
•reliance on a limited number of third-party suppliers, vendors and service providers required for the production of our products and our operations;
•changes in customer product preferences and competitors' product offerings;
•cyber-security risks;
•larger competitors having operational, financial and other advantages;
•consolidation and vertical integration of converting operations in the paperboard industry;
•our ability to successfully execute capital projects and other activities to operate our assets, including effective maintenance, implement our operational efficiencies and realize higher throughput or lower costs;
•IT system disruptions and IT system implementation failures;
•labor disruptions;
•cyclical industry conditions;
•changes in expenses, required contributions and potential withdrawal costs associated with our pension plans;
•environmental liabilities or expenditures and climate change;
•our ability to attract, motivate, train and retain qualified and key personnel;
•ability to service our debt obligations and restrictions on our business from debt covenants and terms;
•changes in our banking relations, or in our customer supply chain financing negative changes in our credit agency ratings; and
•changes in laws, regulations or industry standards affecting our business.

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
GENERAL
We are a premier manufacturer and supplier of bleached paperboard and consumer and parent roll tissue. We supply bleached paperboard to quality-conscious printers and packaging converters, and offer services that include custom sheeting, slitting and cutting. We supply private branded tissue to major retailers, including grocery, club, mass merchants and discount stores.
BUSINESS SEGMENTS
We have two business segments: Pulp and Paperboard and Consumer Products. Sales for these segments for the last three years are included in the table below:

	Year Ended December 31,			Increase (decrease)
(In millions)	2022	2021	2020	2022-2021	2021-2020
Pulp and Paperboard	$1,136.3	$946.0	$877.1	20.1%	7.8%
Consumer Products	950.2	835.0	1,018.5	13.8%	(18.0)%
Eliminations	(6.4)	(8.4)	(27.0)	(22.8)%	(69.0)%
	$2,080.1	$1,772.6	$1,868.6	17.3%	(5.1)%
Pulp and Paperboard Segment
Our Pulp and Paperboard segment markets and manufactures bleached paperboard for the high-end segment of the packaging industry and is a leading producer of Solid Bleached Sulfate (SBS) paperboard. This segment produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products or transferred to our Consumer Products segment. Minor amounts of pulp are sold to outside customers. We believe we are one of the five largest producers of bleached paperboard in North America with approximately 16% of the available U.S. production capacity in 2022. We also provide custom sheeting, slitting and cutting of paperboard products.
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
In general, the process of making paperboard begins by chemically cooking wood fiber to make pulp. The pulp is bleached to provide a white, bright pulp, which is formed into paperboard. Bleached pulp that is to be used as market pulp is dried and baled on a pulp drying machine, bypassing the paperboard machines. The various grades of paperboard are wound into rolls for converting to final end users. Liquid packaging and cup stock grades are coated in a separate operation to create a resistant and durable liquid barrier.
Folding carton is the largest portion of the SBS category of the North America paperboard industry. Within the folding carton segment, there are varying qualities of SBS paperboard, as well as competing paperboard substrates that can be substituted for SBS. We focus on the high end of the folding carton category which requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. This generally provides for differentiation resulting in margins that are more attractive than less demanding folding carton applications.
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
Cup and plate category is primarily converted into packaging for premium ice cream, hot and cold cups used in quick service channels and commodity focus plates. Our cup and plate board is used in a mixture of premium and commodity applications.
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
Consumer Products Segment
Our Consumer Products segment sells and produces a complete line of at-home tissue products. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers. We also sell minor amounts of parent rolls. Prior to the closure of our Neenah, Wisconsin facility in July 2021, we sold away from home (AFH) products and performed limited contract manufacturing.
The U.S. at-home tissue segment consists of bath, paper towels, facial and napkin products categories. Each category is further distinguished according to quality segments: ultra, premium, value and economy. As a result of manufacturing process improvements and consumer preferences, the majority of at-home tissue sold in the United States is ultra and premium quality. At-home tissue producers are comprised of companies that manufacture branded tissue products, private branded tissue products, or both. Branded tissue suppliers manufacture, market and sell tissue products under their own nationally branded labels. Private branded tissue producers manufacture tissue products for retailers to sell as their store brand. We estimate that private brands comprise approximately one third of the total U.S. tissue market.
We believe that we are the only U.S. consumer tissue manufacturer that solely produces a full line of quality private branded tissue products for large retail trade channels with a national footprint. We believe we are able to offer products that match the quality of leading national brands, but generally at lower prices. We sell a combination of ultra and premium products as well as compete with value categories. Value grade products utilizing recycled fiber are also produced for customers who wish to further diversify their product portfolio. We utilize independent companies to routinely test our product quality. We believe we accounted for 5% of the overall U.S. at-home market in 2022, including branded and private branded products,
We sell tissue products through our own sales force and compete based on product quality, customer service and price. We deliver customer-focused business solutions by assisting in managing product assortment, category management and pricing and promotion optimization.
INPUT COSTS
During 2022, we saw significant increases in costs across our businesses.
Raw Materials
Wood fiber is our principal raw material, which consists of chips, sawdust and logs. We own and operate a wood chipping facility which we believe bolsters our wood fiber position and provides short-term and long-term cost savings.
Additionally, we procure a portion of our pulp requirements. Annually, we purchase approximately 315,000 short tons of pulp, the majority of which is bleached hardwood pulp, on the open market through long-term contracts or market transactions. Our Pulp and Paperboard segment purchases approximately 60,000 short tons and our Consumer Products segment purchases approximately 255,000 short tons. The remaining pulp needs for our Consumer Products segment are supplied internally by our Pulp and Paperboard segment.

In addition to wood fiber, we utilize a significant amount of chemicals in the production of pulp and paper, including caustic, polyethylene, starch, sodium chlorate, latex and specialty process paper chemicals. A portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are impacted by petroleum prices.
Freight
Freight is a significant cost input for our business. Fuel prices, mileage driven and line-haul rates impact our freight costs for delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers.
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
SEASONALITY
Our Consumer Products segment can experience a decrease in shipments during the fourth quarter as a result of retail holiday promotions. In addition, customer buying patterns for our paperboard generally result in lower sales for certain grades of our Pulp and Paperboard segment during the first and fourth quarters, compared to the second and third quarters of a given year.
CLIMATE CHANGE
Climate change is an important issue to the public, governmental authorities and various other stakeholders, and is a high priority issue for our business. Our continuing efforts to incorporate climate risk and opportunity into our core business strategy and disclosure include:
• Governance - Incorporating ESG issues, including climate-related topics, into quarterly Board meetings.
• Strategy - Creating GHG targets intended to align to and be validated by the Science Based Targets initiative (SBTi).
• Risk & Opportunity - Integrating climate change related risk into our enterprise risk management program, which provides a systematic approach to identifying and understanding risks to the company that might arise from changes in regulation and physical or operational events.
We have voluntarily provided disclosure and established targets with respect to climate change. Satisfying these targets has increased and may continue to increase our capital and operational costs. Achievement of these targets is subject to various risks and uncertainties and there is no assurance that our actions or investments will meet investor expectations or any applicable legal standards regarding sustainability. Our failure to meet these climate targets could adversely impact our reputation which could adversely impact our business. Moreover, our voluntarily establishment and disclosure of these targets may put us at a competitive disadvantage.
Metrics & Targets
•Committing to 2030 targets to reduce Scope 1 and Scope 2 GHG emissions by 30% and Scope 3 GHG emissions by 25%.
•We are developing a new water conservation and effluent reduction target consistent with our understanding of the best available climate science.
•We are also expanding our recyclable, compostable or marine-degradable grades to represent more than 10% of our total SBS cupstock manufacturing by 2030.
•Additionally, the kraft paper manufacturing processes at our Idaho and Arkansas mills generate organic components from wood chips that we use as a renewable fuel to generate steam which is converted to electricity, reducing the need for external energy or fuel.
Additional information regarding our GHG targets and strategy are available in our 2022 Sustainability Report, which we prepared in accordance with the Global Reporting Initiative (GRI) Standards Core Option. Our sustainability reports are available on our website at www.clearwaterpaper.com/sustainability. The information contained in these sustainability reports is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
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
We believe that a sustained commitment to diversity, equity and inclusion makes us a stronger organization. We are dedicated to fostering and sustaining an environment where our teammates are valued for their unique backgrounds, knowledge, skills, and experiences. We are currently in the process of executing of a multiple year diversity, equity and inclusion plan dedicated to prioritizing and furthering our efforts.
As of December 31, 2022, approximately 1,250 of our employees are covered under collective bargaining agreements. Unions represent hourly employees at two of our manufacturing sites. For a discussion of the uncertainties and business risks associated with employee relations, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business Operations and the Markets in Which We Operate — Our business and financial performance may be harmed by future labor disruptions."

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
Over the past few years, several new tissue paper machines and converting assets have been completed or announced by us and by our competitors, including private label competitors, which has resulted and will continue to result in a substantial increase in the supply of tissue in the North American market across various product quality grades. If demand for private label tissue products in the North American market does not increase commensurate with the increased capacity, resulting in a lower capacity utilization for private label tissue producers, product pricing and margins could be depressed. When capacity utilization is low, pricing and margins could be further depressed by increases in our input costs and increased buying power from our retail customers, many of which have and continue to consolidate.
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
We derive a substantial amount of revenues from a concentrated group of customers. Our top 10 customers accounted for 48% of sales in 2022. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our results of operations and financial condition. We have experienced increased price and promotion competition in our consumer products business, and this competition has decreased our gross margins and adversely affected our financial condition.
We generally do not have long-term contracts with many of our customers that ensure a continuing level of business from them. In addition, our agreements with our customers, including our largest customers, are not exclusive and generally do not contain minimum volume purchase commitments. Our relationship with our largest and most important customers will depend on their needs for quality products and services, and our ability to continue to meet these needs at competitive prices. Some of our customers have the capability to produce the parent rolls or products that they purchase from us. If we lose one or more of our large customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed.
We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may harm our operating performance.
We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, interdependent, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our pulp and paperboard facilities require periodic shutdowns to perform major maintenance, during which we may discover additional maintenance or equipment issues that need to be addressed. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which they occur and could result in unexpected operational issues during the restart of a facility or in future periods as a result of changes to equipment and operational and mechanical processes made during the shutdown period. For example, during a major maintenance project at our Idaho facility in the fourth quarter of 2022, we experienced a number of unexpected issues that extended the shutdown period, resulted in greater costs, and decreased production and sales.

Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, cyber attacks and malware, terrorism, changes in or non-compliance with environmental or safety laws, and the lack of availability of services from any of our facilities' key suppliers. For example, in the fourth quarter of 2022, we experienced production disruptions at our Arkansas facility related to a mechanical failure in the paper machine that resulted in downtime and curtailed production rates. Additionally, in both 2020 and 2021, severe weather events resulted in the shutdown or curtailment of operations at our Arkansas mill. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our results of operations.
We depend on external sources of wood pulp and wood fiber for a significant portion of our tissue production, which exposes our business and results of operations to potentially significant fluctuations in the price of market pulp and wood fiber.
Our Consumer Products segment sources a significant portion of its wood pulp requirements from external suppliers, which exposes us to price fluctuation. For 2022, we sourced 70% of our Consumer Product segment pulp requirements (or 30% overall) of our pulp from external sources. Pulp prices can, and have, changed significantly from one period to the next. The volatility of pulp prices can adversely affect our earnings if we are unable to pass cost increases on to our customers or if the timing of any price increases for our products significantly trails the increases in pulp prices.
Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products and consumer products. Wood fiber pricing is subject to regional market influences, and our cost of wood fiber may increase in the areas our pulp and paperboard facilities are located due to market shifts in those regions. For example, much of the wood fiber we use in our pulp manufacturing process in Lewiston, Idaho, is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in both the pulp and paper and lumber industries, which in the case of the latter is impacted by regional new home construction. During the past decade, many sawmills in the western United States have closed or curtailed operations or their operations have been consolidated. Further, the expansion of operations and production of other paper mills and wood pellet manufacturers in the Inland Northwest region of the United States has increased the demand and price for wood fiber. Additionally, the ability of paper and wood pellet mills in British Columbia to acquire wood fiber from the U.S. Inland Northwest region with limited to no reciprocal ability by U.S. mills to acquire wood fiber from British Columbia, reduces the supply of, and increases the costs for, wood fiber. The price of wood fiber in the Pacific Northwest is expected to remain volatile. Our Arkansas pulp and paperboard facility relies on whole log chips for a significant portion of its wood fiber, the supply of which can be negatively affected by regional demand from other paper or wood product manufacturing facilities as well as adverse weather conditions.
The primary source for wood fiber is timber, the availability of which may be limited by adverse weather, fire, insect infestation, disease, ice storms, windstorms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices.
The effects on market prices for wood fiber resulting from various governmental programs involving tax credits or payments related to biomass and other renewable energy projects or from environmental litigation or regulation are uncertain and could result in a reduction in the supply of wood fiber available for our pulp and paperboard manufacturing operations. Additionally, wood pellet facilities or fluff pulp facilities can increase demand and prices for wood fiber. If we and our pulp suppliers are unable to obtain wood fiber at favorable prices or at all, our costs will increase and our operations and financial results may be harmed.
Disruptions in transportation services or increases in our freight costs could have a material adverse effect on our business.
Our business is dependent on transportation services to deliver our products to our customers and to deliver raw materials to us as well as for intercompany shipments of parent rolls. Shipments of products and raw materials may be delayed or disrupted due to weather conditions, labor shortages or strikes, regulatory actions or other events. If our transportation providers are unavailable or fail to deliver our products in a timely manner, we may incur increased costs and we may be unable to manufacture and deliver our products on a timely basis. For example, in 2022, we experienced both difficulties in procuring sufficient transportation for intercompany and external shipments as well as significant increases in freight costs due to a number of factors.

The costs of these transportation services are also affected by geopolitical, economic and weather-related events. We have not been able in the past, and may not be able in the future, to pass along part or all of any fuel price increases to customers. If we are unable to increase our prices because of increased fuel or freight costs, our gross margins may be materially adversely affected.
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
We rely on a limited number of third-party suppliers, vendors and service providers required for the production of our products and our operations.
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
We also depend on a limited number of third-party vendors for certain of our operating equipment and spare parts as well as service providers. Any performance failure on the part of our suppliers or vendors could interrupt production of our products, which would have a material adverse effect on our business.
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
Increases in paperboard supply could adversely affect our operating results and financial condition.
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
Several significant investments in paperboard manufacturing facilities in North America and globally have been announced which could significantly increase the production and supply of SBS and FBB paperboard. One competitor has announced the first meaningful investment in FBB paperboard production in the North American market, which could have a cost of production advantage over SBS producers. We currently only produce SBS paperboard. If demand for SBS paperboard does not increase commensurate with the increased SBS and FBB supply, resulting in lower capacity utilization, the price of SBS and FBB paperboard could be materially and adversely effected. In addition, the production of FBB paperboard could result in the displacement of demand for SBS in the North American and export markets, which could adversely affect the demand and market price for SBS paperboard
Changing retail purchasing patterns have increased the need to increase operating efficiencies and diversify our customer base and sales channels.
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
As of December 31, 2022, approximately 1,250 of our full-time employees were represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. In 2023, a collective bargaining agreement for hourly employees at our Lewiston facility, which affects approximately 30 employees, will expire. Any failure to reach an agreement with one of the unions may result in strikes, lockouts, work slowdowns, stoppages or other labor actions, any of which could have a material adverse effect on our operations and financial results.
We rely on information technology in critical areas of our operations, and a disruption relating to such technology could harm our financial condition.

We use information technology, or IT, systems in various aspects of our operations, including enterprise resource planning, management of inventories, manufacturing, supply chain and customer sales. We have different legacy IT systems that we are continuing to integrate, upgrade and move to the cloud. If one of these systems were to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our manufacturing and sales operation, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement new systems and operating technology systems that control our manufacturing equipment and facilities and are embedded in our plant networks.
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
We are subject to various federal, state and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under laws and standards related to air quality, water quality, product composition and climate change issues. In particular, greenhouse gas emissions have increasingly become the subject of political and regulatory focus and this may lead to changes in legislative and regulatory initiatives directed at limiting greenhouse emissions.
Increased regulatory activity at the state, federal and international level is possible regarding climate change as well as other emerging environmental issues associated with our manufacturing sites and products, such as water quality standards or dam breaching for purposes of aiding salmon recovery in the Pacific Northwest or recycling. Such new public policy or compliance with regulations that implement new public policy in these areas might require significant expenditures on our part or even the curtailment of certain of our manufacturing operations.
We could also incur substantial fines or sanctions, enforcement actions, damage claims, cleanup costs, third-party claims for property damage and personal injury, and reputational harm as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.
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
We may be subject to operational and financial climate change risks

Extreme, weather-related events caused by climate change, such as prolonged, extreme high or low temperatures, extreme storms, floods and decreased or curtailed water supplies, could result in physical damage to our facilities and operations. Such events may also result in supply chain disruptions and increased costs. For example, in both 2020 and 2021, extreme weather events resulted in the curtailment of operations at our Arkansas mill. The ability to harvest the wood fiber used in our manufacturing operations may be limited, and prices could become volatile, because of variations in weather, wildfires, and climate conditions. Damage or disruptions we may incur because of climate-related risks could have a material adverse effect on our manufacturing and sales operations, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement mitigation efforts to address potential climate change impacts.
Our capital expenditures may not achieve the desired outcomes or may be achieved at a higher cost than anticipated.
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
We may face demand, supply, and operational challenges associated with effects of a disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.
Our business and financial results may be negatively impacted by health epidemics, pandemics and similar widespread public health concerns or outbreaks. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects.
RISK RELATED TO OUR EMPLOYEE PLANS
We may be required to pay material amounts under multiemployer pension plans; the plans in which we participate are in “critical and declining” or “critical” financial status and this subjects us to potential liabilities, particularly if we withdraw from a plan.
We contribute to two multiemployer pension plans. The amount of our annual contributions to these plans is negotiated with the union representing our employees covered by a plan. In 2022, we contributed approximately $5.7 million to these plans. If in future years we continue to participate in these plans, we may be required to make increased annual contributions in amounts that are difficult to predict and potentially beyond our control, which would reduce the cash available for business and other needs. The decision whether to continue to participate in these multiemployer plans does not rest solely with us; rather, it is negotiated as part of the collective bargaining agreements with labor unions that participate in these plans. There are risks associated with both continuing to participate in multiemployer plans and with withdrawing from multiemployer plans.
If we were to withdraw partially or completely from a multiemployer plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits as required by law. This is called a withdrawal liability. The amount of withdrawal liability assessable to us if we were to withdraw in a future year is difficult to predict and largely beyond our control. For example, if any other contributing employer withdraws from a multiemployer plan that is underfunded, and the withdrawing employer cannot satisfy its withdrawal liability, then the proportionate share of the plan’s unfunded vested benefits that would be allocable to us and to the other remaining contributing employers would increase.
One of the multiemployer pension plans to which we contribute, the IAM National Pension Fund, or IAM NPF, elected to be certified to be in “critical status” for the plan year beginning January 1, 2019. If we were to withdraw from IAM NPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of IAM NPF’s unfunded vested benefits. Based on information available to us, as well as information provided by IAM NPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2022, the withdrawal liability payment that we would be required to make to IAM NPF were we to completely withdraw in 2022 would be a single payment of approximately $4.0 million on a pretax basis. If we were deemed to be included in a “mass withdrawal” from IAM NPF, this payment could be greater or result in our making annual payments. We currently have no plans to withdraw from IAM NPF and have not recognized any liability associated with a withdrawal from IAM NPF in our consolidated financial statements.

The other multiemployer pension plan to which we contribute, the PACE Industry Union-Management Pension Fund, or PIUMPF, was certified to be in “critical status” for the plan year beginning January 1, 2010 and continued to be in critical status through the plan year beginning January 1, 2014. For the plan years beginning January 1, 2015 through January 1, 2022, PIUMPF was certified to be in “critical and declining status” under the Multiemployer Pension Reform Act of 2014. The number of employers participating in PIUMPF fell from 135 during 2012 to 44 in 2021. We are the largest contributing employer remaining in PIUMPF.
If we were to withdraw from PIUMPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of PIUMPF’s unfunded vested benefits. Based on information available to us, as well as information provided by PIUMPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2022, the withdrawal liability payments that we would be required to make to PIUMPF were we to completely withdraw in 2022 would be approximately $5.7 million per year on a pretax basis. These payments would continue for 20 years with an estimated present value of approximately $72 million on a pre-tax basis. If we were deemed to be included in a “mass withdrawal” from PIUMPF, these payments could continue indefinitely.
The American Rescue Plan Act of 2021, or ARPA, includes provisions to provide financial relief to financially troubled multiemployer pension plans. PIUMPF meets the qualifications under ARPA to be eligible for substantial financial relief in an amount intended to allow it to remain solvent until at least 2051. We expect PIUMPF will apply for this relief in early 2023. It does not appear likely that IAM NPF would satisfy the qualifications to be eligible for funding under ARPA. It also does not appear likely that the legislation would reduce the amount of the statutory withdrawal liability we would incur if we were to withdraw from PIUMPF.
Were we voluntarily to withdraw from PIUMPF in 2023 or later, we could be subject to substantial payments in addition to the withdrawal liability payments described above. As a plan in critical and declining status, PIUMPF has adopted a rehabilitation plan. That plan purports to require a withdrawing employer to make an additional, lump-sum payment - above and beyond the statutory withdrawal liability - based on the employer’s share of PIUMPF’s accumulated funding deficiency, or AFD. We do not believe PIUMPF’s purported imposition of this AFD exit fee on withdrawing employers is legally enforceable. However, we are aware that one large employer that withdrew from PIUMPF has recognized a liability for payment of an AFD exit fee amount and that other withdrawing employers have paid some amounts in respect to the AFD exit fee. There have been lawsuits in federal courts challenging PIUMPF’s AFD exit fee. These lawsuits have not resolved the issue.
If the AFD exit fee were held to be legally enforceable, and if we were to elect to withdraw in some future year, the amount of our AFD exit fee liability at the time of our withdrawal would be material and subject to a variety of factors including without limitation the nature and timing of a withdrawal, the solvency or insolvency of PIUMPF at the time of the withdrawal, the level of contributions to the plan made by other contributing employers before our withdrawal, whether any employers that had withdrawn in the intervening years had made AFD exit fee payments, and the effect of funding provided under ARPA. We expect that all other things being equal, the use of ARPA funds will reduce PIUMPF’s AFD exit fee over an extended time-period.
We believe that the AFD exit fee, if held to be lawful, would be assessed only if an employer voluntarily withdraws from PIUMPF and that plan insolvency or any other circumstance that does not involve a voluntary withdrawal by us would not require us to make a payment in respect of the AFD exit fee. Therefore, since we currently have no plans to withdraw from PIUMPF, we have not recognized any liability associated with a withdrawal from PIUMPF in our consolidated financial statements.
If we were to decide to withdraw voluntarily from PIUMPF in the future, and if the AFD exit fee were held to be enforceable against us, the resulting liabilities would have a material adverse effect on our results of operations, financial position, liquidity and cash flows. Similarly, if, in the absence of a voluntary withdrawal by us, our understandings as stated above are incorrect regarding the unenforceability of the AFD exit fee or the inapplicability of the AFD exit fee to us in the event of plan insolvency or other circumstances not involving a voluntary withdrawal by us, the resulting liabilities would have a material adverse effect on our results of operations, financial position, liquidity and cash flows.
Adverse changes to, or requirements under, pension laws and regulations or adverse changes, requirements or claims pursuant to PIUMPF’s rehabilitation plan, such as the AFD exit fee, could increase the likelihood and amount of our liabilities. Were we to withdraw from PIUMPF, these liabilities would be in addition to the pension contributions we would have to make to any new pension plan adopted or contributed to by us to replace PIUMPF. All of this could materially reduce the cash we would have available for business and other needs.

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
RISKS RELATED TO OUR INDEBTEDNESS AND TAX POSITIONS
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2022, we had approximately $569 million face value of debt outstanding, collectively which is related to our $300 million 2014 Notes, $275 million 2020 Notes, Credit Agreement (as defined below) and finance leases. After giving effect to borrowing base limitations and issuance of letters of credit, we had availability of approximately $264.3 million under the Credit Agreement as of December 31, 2022.
Our significant amount of debt could have important consequences. For example, it could:
•make it more difficult for us to satisfy our obligations under our notes and Credit Agreement;
•increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings, including those under the Credit Agreement, are and will continue to be at variable rates of interest;
•require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;
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
We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Credit Agreement restrict but do not prohibit us from doing so. After giving effect to borrowing base limitations and issuance of letters of credit, we had availability of approximately $264.3 million under the Credit Agreement as of December 31, 2022. In addition, the Credit Agreement allows us to issue additional secured term loans and/or notes under certain circumstances, which would be guaranteed by our subsidiary guarantors. In addition, the indentures governing our notes do not prevent us from incurring certain other liabilities that do not constitute secured indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
If we default under the Credit Agreement, or other indebtedness, we may not be able to service our debt obligations.
In the event of a default under the Credit Agreement or other indebtedness, lenders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby permitting an acceleration of amounts outstanding under our debt obligations, we may not be able to repay the amounts due. Events of default are separately defined in each credit agreement or indenture, but include events such as failure to make payments when due, breach of covenants, default under certain other indebtedness, failure to satisfy judgments in excess of a threshold amount, certain insolvency events and the occurrence of a change of control (as defined in the Credit Agreement). The occurrence of an event of default could have serious consequences to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.
To service our substantial indebtedness, we must generate significant cash flows. Our ability to generate cash depends on many factors beyond our control, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2022, we had approximately $569 million of outstanding indebtedness, and we could incur substantial additional indebtedness in the future. Our ability to make scheduled payments on or to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash from our operations. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our Credit Agreement in an amount sufficient to enable us to pay our indebtedness, including our outstanding notes, or to fund our other liquidity needs. We cannot assure you that we will be able to refinance any of our indebtedness, including our Credit Agreement and our outstanding notes, on commercially reasonable terms or at all.
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
Our Credit Agreement contains various covenants that limit our discretion in the operation of our business.
Our Credit Agreement contains various covenants that limit our discretion in the operation of our business by restricting our ability to:
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
These restrictions on our ability to operate our business at our discretion could materially harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities, or to borrow in order to fund further capital expenditures.

When (and for as long as) availability, as calculated, under the Credit Agreement is less than a specified amount for a certain period of time, funds deposited into deposit accounts used for collections will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the Credit Agreement.
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
There are various limitations on our ability to incur the full $275 million of commitments under the Credit Agreement and borrowings under our Credit Agreement are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the Credit Agreement, a monthly fixed charge maintenance covenant would become applicable during an event of default or if availability, as calculated under the Credit Agreement, is at any time less than or equal to the greater of (i) 10.0% of the lesser of the borrowing base and the maximum $275 million of current revolving loan commitments (such lesser amount, the “Line Cap”) and (ii) $19 million. As of December 31, 2022, availability under the Credit Agreement was approximately $264.3 million or 97% of the Line Cap. However, it is possible that availability, as calculated under the Credit Agreement, could fall below the minimum threshold in a future period. If the covenant trigger were to occur, we would be required to satisfy and maintain on the last day of each quarter a fixed charge coverage ratio of at least 1.1x for the preceding four quarter period for which financial statements had been delivered. As of December 31, 2022, our fixed charge coverage ratio was approximately 2.68x. If and when the fixed charge coverage ratio were to be tested, our ability to meet the minimum fixed charge coverage ratio could be affected by events beyond our control, and we cannot assure you that we would meet this ratio at such time. A breach of any of these covenants could result in a default under the Credit Agreement. Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.
Our failure to comply with the covenants contained in our Credit Agreement or the indentures governing our outstanding notes, including as a result of events beyond our control, could result in an event of default that could cause repayment of the debt to be accelerated.
If we are not able to comply with the covenants and other requirements contained in the indentures governing our outstanding notes, our Credit Agreement or our other debt instruments, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.
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
We are exposed to floating interest rate risk under the Credit Agreement, which could cause the Company’s debt service obligations to increase significantly.
We are exposed to market risk from changes in interest rates. We have the ability to select the Secured Overnight Funding Rate (SOFR) as a benchmark rate at which outstanding obligations under the Credit Agreement are based. SOFR is a floating rate, subject to a minimum rate set in the Credit Agreement. The Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. Any further increase in SOFR will increase the Company’s debt service obligations, which could have a negative impact on the Company’s cash flow, financial position or operating results, including cash available for servicing the Company’s indebtedness, or result in increased borrowing costs in the future.
We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions.
We are periodically subject to a number of tax examinations by state and U.S. federal taxing authorities. U.S. federal, state and local, are extremely complex and subject to varying interpretations. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. In connection with our U.S. federal tax return for 2022, we expect to take a tax deduction related to a worthless stock loss (creating net operating loss) in connection with the dissolution of one of our subsidiaries, Cellu-Tissue. Because of the uncertainty as to whether this position may be challenged by the U.S. tax authorities, we have determined this tax benefit to be an uncertain tax position and have fully reserved for the estimated tax benefit associated with the deduction. If there are tax benefits, including, but not limited to, the worthless stock loss deduction or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have an adverse effect on our business, results of operations and financial condition.
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
Recent fluctuations in economic conditions and cycles may have adverse effects on our financial results.
During 2022, interest and inflation rates have increased significantly relative to recent years, although the impacts have been felt to different extents and the far extent of such increases remains to be seen. These increasing rates may materially affect our prices and the demand for our products.
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

(In tons)	Tissue Parent Rolls	Tissue converting	Pulp [1]	Paperboard	Sheeted Paperboard
Las Vegas, Nevada	44,000	74,000
Lewiston, Idaho	190,000	90,000	590,000	480,000
Shelby, North Carolina	156,000	150,000
Elwood, Illinois		63,000
Cypress Bend, Arkansas			314,000	360,000
Mendon, Michigan					50,000
Wilkes-Barre, Pennsylvania					41,000
Dallas, Texas					29,000
Richmond, Virginia					34,000
Hagerstown, Indiana					37,000
	390,000	377,000	904,000	840,000	191,000
1 Pulp is consumed internally either within our Paperboard operations or is transferred to our Tissue operations. Minor amounts (18,000 tons in 2022) are sold to external parties.

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
HOLDERS
As of February 10, 2023, there were approximately 615 registered holders of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. During 2022, we repurchased 149,860 shares for approximately $5.0 million, at at average price per share of $33.16. As of December 31, 2022, we had up to $24.9 million of authorization remaining. No shares were acquired during the fourth quarter ended December 31, 2022. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
SALES OF UNREGISTERED SECURITIES
None.
DIVIDENDS
We have not paid any cash dividends. We will continue to review whether payment of a cash dividend on our common stock in the future best serves the company and our stockholders. The declaration and amount of any dividends, however, would be determined by our Board of Directors and would depend on our earnings, our compliance with the terms of our notes and revolving credit facilities that may contain certain restrictions on our ability to pay dividends, and any other factors that our Board of Directors believes are relevant.
PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder return of our common stock for the period beginning December 31, 2017 and ending December 31, 2022, with the cumulative total return during such period of the Russell 2000® Index, the S&P MidCap 400® Index (excluding those companies classified as members of the GICS® Financials sector) and the S&P 600 Small Cap Index. The comparison assumes $100 was invested on December 31, 2017, in our common stock and in the indices and assumes dividends were reinvested. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.
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

This comparison assumes $100 was invested on December 31, 2017, in our common stock and in the indices and assumes dividends were reinvested.

	December 31,
	2017	2018	2019	2020	2021	2022
Company Name / Index
Clearwater Paper Corporation	$100.00	$53.68	$47.05	$83.15	$80.77	$83.28
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
S&P MidCap 400® Index (excluding members of the GICS® Financials sector)	100.00	86.13	110.80	124.63	154.63	130.72
S&P 600 SmallCap Index	100.00	91.52	112.37	125.05	158.59	133.06

ITEM 6.     [Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report. A discussion of the earliest year may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K filed on February 15, 2022.
Overview of Business
We are a premier manufacturer and supplier of bleached paperboard and consumer and parent roll tissue. We operate in two business segments, pulp and paperboard and consumer products. These business segments are described in greater detail in Item 8, Note 15, "Segment Information" of to the consolidated financial statements.
In operating our business, we seek to:
•grow our portfolio of products through innovation, category development and commercial execution,
•leverage our cost and financial discipline to fund growth and improve margins, and
•allocate capital in value-creating ways.
Overview of 2022 Results
•Net sales of $2.1 billion, an increase of 17.3% from 2021 with Pulp and Paperboard net sales increasing 20.1% and Consumer Products net sales increasing 13.8%.
•Net income was $46.0 million in 2022 or $2.68 per diluted share compared to a net loss of $28.1 million or $1.67 per diluted share in 2021. Results in 2021 include net charges of $50 million ($39.2 million after tax) associated with the closure of our Neenah, Wisconsin tissue operations.
•Adjusted EBITDA was $226.9 million in 2022 compared to $174.6 million in 2021.
Business Environment and Trends
Pulp and paperboard sales
The paperboard industry is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, prices for products and sales volumes have historically been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. Starting in 2021, changes in global supply of paperboard and increases in demand due to COVID-19 pandemic, contributed to increased prices for paperboard products.
Tissue sales
The U.S. tissue industry is affected by macro-economic factors in the U.S. The U.S. tissue industry has experienced an increase in ultra and premium tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity as well as added conventional tissue capacity. Many consumers have returned to pre-COVID-19 away from home activities in 2022 which has stabilized demand for tissue. As reported by RISI, US Tissue Monthly Data (December 2022), parent roll sales prices have increased 7- 8% industry wide in 2022 over the prior year.
Operating Costs
Our operating costs include raw materials, labor and selling, general and administrative expenses. We manage these costs through cost saving and productivity initiatives, sourcing programs, and pricing actions. To remain competitive on our operating structure, we continue to work on programs to expand our profitability. In 2022, our results were impacted by a significant increase in our costs, particularly for pulp, chemicals and freight. While we have seen some lessening effects in the latter portion of 2022, we expect the higher cost environment will continue in 2023.

Critical Accounting Policies and Significant Estimates
A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. We reviewed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For 2022, these significant accounting estimates and judgments include:
Retirement Plans and Postretirement Benefits
We have a number of defined benefit pension plans in the United States covering many of our employees. Benefit accruals under most of our defined benefit pension plans in the United States were frozen prior to January 2014.
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
The following table illustrates the estimated impact on hypothetical pension obligations and expenses that would have resulted from a 25 basis point reduction in two key assumptions for the year ended December 31, 2022:

(In millions)	Statements of Operations	Balance Sheets
Discount rate	$(0.2)	$5.1
Expected long term rate of return	$0.7	$—

It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

Non-GAAP Financial Measures
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-K, we disclose overall and segment earnings (loss) from operations before interest expense, net, non-operating pension and other post employment benefit costs, income tax (benefit) expense, depreciation and amortization, other operating charges, net, and debt retirement costs as Adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
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

The following table provides our Adjusted EBITDA reconciliation for the last three years:

	For The Years Ended December 31,
(In millions)	2022	2021	2020
Net income (loss)	$46.0	$(28.1)	$77.1
Income tax provision (benefit)	27.0	(7.7)	21.1
Interest expense, net	34.6	36.4	46.5
Depreciation and amortization expense	103.3	105.0	111.0
Other operating charges, net	9.7	57.7	14.0
Other non-operating expense	5.7	10.4	7.6
Debt retirement costs	0.5	1.0	5.9
Adjusted EBITDA	$226.9	$174.6	$283.2

Pulp and Paperboard segment income	$183.5	$125.7	$124.5
Depreciation and amortization	37.0	35.7	36.7
Adjusted EBITDA Pulp and Paperboard segment	$220.4	$161.4	$161.3

Consumer Products segment income	$11.3	$4.0	$110.6
Depreciation and amortization	62.9	64.9	68.5
Adjusted EBITDA Consumer Products segment	$74.2	$69.0	$179.1

Corporate and other expense	$(71.1)	$(60.1)	$(63.0)
Depreciation and amortization	3.4	4.4	5.8
Adjusted EBITDA Corporate and other	$(67.7)	$(55.7)	$(57.2)

Pulp and Paperboard segment	$220.4	$161.4	$161.3
Consumer Products segment	74.2	69.0	179.1
Corporate and other	(67.7)	(55.7)	(57.2)
Adjusted EBITDA	$226.9	$174.6	$283.2

OUR OPERATING RESULTS
Pulp and Paperboard Segment
Our Pulp and Paperboard segment markets and produces bleached paperboard to quality-conscious printers and packaging converters, and offers services that include custom sheeting, slitting and cutting.
Segment sales, operating income and Adjusted EBITDA for the Pulp and Paperboard segment were as follows:

	For The Years Ended December 31,			Increase (decrease)
(In millions, except per unit and paperboard shipments)	2022	2021	2020	2022-2021	2021-2020
Sales:
Paperboard	$1,104.8	$894.9	$828.0	23.4%	8.1%
Pulp	19.0	34.8	41.4	(45.5)%	(15.9)%
Other	12.6	16.2	7.6	(22.5)%	112.1%
	$1,136.3	$946.0	$877.1	20.1%	7.9%

Operating income	$183.5	$125.7	$124.5	45.9%	0.9%
Operating margin	16.1%	13.3%	14.2%

Adjusted EBITDA	$220.4	$161.4	$161.3	36.6%	0.1%
Adjusted EBITDA margin	19.4%	17.1%	18.4%

Paperboard shipments (short tons)	814,556	822,206	821,138	(0.9)%	0.1%
Paperboard sales price (short tons)	$1,356	$1,088	$1,008	24.6%	8.0%
Sales volumes in our Pulp and Paperboard segment for the year ended December 31, 2022 were down slightly compared to 2021 primarily due to reduced volumes in the fourth quarter resulting from operations and a weather event at our Cypress Bend facility. Sales prices for the year ended December 31, 2022 compared to the prior year increased significantly due to the impacts of our previously announced price increases.
During the fourth quarter of 2022, we completed our planned major maintenance at our Lewiston facilities whereas in 2021, this outage occurred in the second quarter.
Overall, the increase in operating income and Adjusted EBITDA for the year ended December 31, 2022 as compared to the prior year was driven by higher sales prices, partially offset by inflation and higher outage costs.

Consumer Products Segment
Our Consumer Products segment sells and manufactures a complete line of at-home tissue products and sold minor amounts of AFH products prior to the closure of our Neenah, Wisconsin facility in July 2021. Our integrated manufacturing and converting operations and geographic footprint enable us to deliver a broad range of cost-competitive products with brand equivalent quality to our customers.
Segment sales, operating income and Adjusted EBITDA for the Consumer Products segment were as follows:

	For The Years Ended December 31,			Increase (decrease)
(In millions, except per unit)	2022	2021	2020	2022-2021	2021-2020
Sales:
Retail tissue	$932.3	$797.9	$975.7	16.8%	(18.2)%
Away-from-home[1]	—	16.3	32.0	(100.0)%	(49.0)%
Other	18.0	20.8	10.8	(13.6)%	93.1%
	$950.2	$835.0	$1,018.5	13.8%	(18.0)%

Operating income	$11.3	4.0	110.6	179.0%	(96.3)%
Operating margin	1.2%	0.5%	10.9%

Adjusted EBITDA	$74.2	$69.0	$179.1	7.6%	(61.5)%
Adjusted EBITDA margin	7.8%	8.3%	17.6%

Shipments (short tons)
Retail	309,735	287,987	355,862	7.6%	(19.1)%
Away-from-home[1]	—	7,839	15,081	(100.0)%	(48.0)%
Other	12,185	20,973	10,030	(41.9)%	109.1%

Sales price (per short ton)
Retail	$3,010	$2,771	$2,742	8.6%	1.1%
1 In the third quarter of 2021, we exited our away-from-home business with the shutdown of our Neenah, Wisconsin site.

Retail sales volumes increased in our Consumer Products segment for the year ended December 31, 2022 compared to the prior year as consumer demand stabilized due to consumer buying patterns returning to pre-COVID levels as well as several new customer programs. Retail sales prices increased in our Consumer Products segment for the year ended December 31, 2022 compared to the prior year due primarily to our previously announced price increases.
Overall, operating income and Adjusted EBITDA for the year ended December 31, 2022 compared to the prior year increased due to higher sales volume and pricing partially offset by higher input costs, primarily in pulp and packaging costs.
Corporate expenses
Corporate expenses were $71.1 million in 2022 as compared to $60.1 million in 2021. The increase between years is primarily related to higher incentive compensation based upon higher than expected operating results. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 8, "Other Operating Charges, net" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.

Interest expense, net
Interest expense for the year ended December 31, 2022 was $34.6 million compared to $36.4 million for the period ended December 31, 2021. The decrease is due to lower debt outstanding, partially offset by a one-time increase of $2.2 million associated with our finance leases. See Note 9, "Non-Operating Expense" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.
Inflation Reduction Act of 2022
On August 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.
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
Operating Activities
During 2022, we generated $150.2 million of cash from operations, as compared to $96.4 million in 2021. This increase was driven by improved operating performance offset by higher net cash tax payments and changes in working capital. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2021.
Investing Activities
During 2022 we used $33.5 million in cash for investing activities, as compared to $38.4 million for capital expenditures partially offset by $13.3 million of proceeds from divested assets during 2021. Included in 2022 is a $2.4 million refund associated with a capital project placed in service in prior years. Included in accounts payable and accrued liabilities was $15.7 million related to capital expenditures that had not yet been paid at December 31, 2022.
In 2023, we expect cash paid for capital expenditures to be approximately $70 million to $80 million.
Financing Activities
Net cash flows used in financing activities were $88.6 million for 2022 as compared to $82.0 million for 2021. The increase was due to $50.0 million to prepay our term loan credit agreement in full, $30.0 million in open market purchases of our 2014 Notes, and $5.0 million used for common stock repurchases under our stock repurchase program during the year ended December 31, 2022.

Commitments
As of December 31, 2022, we have purchase commitments of $129.0 million, of which $107.1 million is payable within 12 months, related to contracts with natural gas and electricity providers, contracts for the purchase of chemicals and pulp, and contracts associated with IT services that are legally binding on us and specify fixed or minimum quantities. Additionally, we have $26.5 million, all of which is payable within 12 months, in purchase commitments associated with capital expenditures.
Credit Agreements
During the year ended December 31, 2022, we fully prepaid all amounts outstanding under our term loan credit agreement that was originally incurred in 2019.
The ABL Credit Agreement includes a $275 million loan commitment, subject to borrowing base limitations. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. This agreement contains certain customary representations, warranties, and affirmative and negative covenants. The agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable during an event of default or if availability, as calculated under the Credit Agreement, is at any time less than or equal to the greater of (i) 10% of the Line Cap and (ii) $19 million.
At December 31, 2022, we were in compliance with the ABL Credit Agreement, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our ABL Credit Agreement. See Note 7, "Debt" to the Notes to Consolidated Financial Statements included in this report for additional information.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk on financial instruments is limited to our ABL Credit Agreements. As of December 31, 2022, there were no borrowings outstanding under our ABL Credit Agreement. The interest rates applied to borrowings on our ABL Credit Agreement are adjusted often and therefore react quickly to any movement in the general trend of market interest rates.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Nearly all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risk

	Expected Maturity Date
(In millions)	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt:[1]
Fixed rate	$—	$—	$270.0	$—	$—	$275.0	$545.0
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	5.38%	—%	—%	4.75%	—%
Fair value at December 31, 2022							$504.3
1 Excludes finance lease liabilities.

ITEM 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Clearwater Paper Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Measurement of the pension benefit obligation
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company’s pension benefit obligation was $234.7 million as of December 31, 2022. The measurement of the pension benefit obligation is based on actuarial assumptions that require judgment, which includes the discount rate applied to the pension benefit obligation.
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
Seattle, Washington
February 14, 2023

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets

	December 31,
(In millions, except share information)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$53.7	$25.2
Receivables, net of allowance for current expected credit losses of $1.4 at December 31, 2022 and 2021	188.8	167.4
Inventories, net	324.0	277.7
Other current assets	19.9	16.9
Total current assets	586.3	487.2
Property, plant and equipment, net	1,017.1	1,081.8
Other assets, net	100.1	121.1
Total assets	$1,703.5	$1,690.1
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$0.9	$1.6
Accounts payable and accrued liabilities	311.1	252.5
Total current liabilities	312.0	254.1
Long-term debt	564.9	637.6
Liability for pension and other postretirement employee benefits	58.2	73.6
Deferred tax liabilities and other long-term obligations	196.4	213.1
Total liabilities	1,131.5	1,178.3
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 16,761,869 and 16,692,102 shares issued	—	—
Additional paid-in capital	28.5	23.6
Retained earnings	576.8	530.7
Accumulated other comprehensive loss, net of tax	(33.3)	(42.6)
Total stockholders’ equity	572.1	511.7
Total liabilities and stockholders' equity	$1,703.5	$1,690.1

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations

	For The Years Ended December 31,
(In millions, except per share data)	2022	2021	2020
Net sales	$2,080.1	$1,772.6	$1,868.6
Costs and expenses:
Cost of sales	1,823.4	1,590.0	1,574.4
Selling, general and administrative expenses	133.0	112.9	122.0
Other operating charges, net	9.7	57.7	14.0
Total operating costs and expenses	1,966.2	1,760.6	1,710.4
Income from operations	113.9	12.0	158.1
Interest expense, net	(34.6)	(36.4)	(46.5)
Debt retirement costs	(0.5)	(1.0)	(5.9)
Other non-operating expense	(5.7)	(10.4)	(7.6)
Income (loss) before income taxes	73.1	(35.7)	98.2
Income tax provision (benefit)	27.0	(7.7)	21.1
Net income (loss)	$46.0	$(28.1)	$77.1

Net income (loss) per common share:
Basic	$2.71	$(1.67)	$4.65
Diluted	$2.68	$(1.67)	$4.61

Average shares of common stock used to compute net income (loss) per share (in thousands):
Basic	16,985	16,767	16,569
Diluted	17,181	16,767	16,724

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income

	For The Years Ended December 31,
(In millions)	2022	2021	2020
Net income (loss)	$46.0	$(28.1)	$77.1
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net gain (loss) arising during the period, net of tax of $1.5, $1.4 and $(0.7)	4.7	4.0	(2.1)
Amortization of actuarial loss included in net periodic cost, net of tax of $1.6, $2.7 and $2.5	4.7	7.8	7.3
Other comprehensive income, net of tax	9.3	11.7	5.2
Comprehensive income (loss)	$55.3	$(16.3)	$82.3

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(In millions)	2022	2021	2020
Operating activities
Net income (loss)	$46.0	$(28.1)	$77.1
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	103.3	105.0	111.0
Equity-based compensation expense	12.7	9.1	10.5
Deferred taxes	(7.9)	(9.7)	33.5
Defined benefit pension and other postretirement employee benefits	3.0	7.2	3.8
Amortization of deferred debt costs and debt retirement	2.0	2.8	8.0
(Gain) loss on sale or impairment associated with assets	6.1	35.7	(1.4)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(16.9)	(5.3)	6.1
(Increase) decrease in inventory	(46.3)	(20.2)	18.1
Increase in other current assets	(2.4)	(1.7)	(11.2)
Increase (decrease) in accounts payable and accrued liabilities	49.2	1.9	(12.0)
Other, net	1.5	(0.2)	3.4
Net cash flows provided by operating activities	150.2	96.4	247.0
Investing activities
Additions to property, plant and equipment [1]	(33.5)	(38.4)	(39.6)
Net proceeds from divested assets	—	13.3	—
Net cash flows used in investing activities	(33.5)	(25.1)	(39.6)
Financing activities
Borrowings of short-term debt	—	—	108.5
Repayments of short-term debt	—	—	(122.0)
Borrowings of long-term debt	—	—	275.0
Repayment of long-term debt	(80.9)	(81.0)	(449.4)
Taxes paid related to net share settlement of equity awards	(2.5)	(1.7)	(0.7)
Repurchases of common stock	(5.0)	—	—
Payments for debt issuance costs	(0.9)	—	(4.4)
Other, net	0.8	0.7	—
Net cash flows used in financing activities	(88.6)	(82.0)	(192.9)
Increase (decrease) in cash, cash equivalents and restricted cash	28.2	(10.7)	14.4
Cash, cash equivalents and restricted cash at beginning of period	26.2	36.9	22.4
Cash, cash equivalents and restricted cash at end of period	$54.4	$26.2	$36.9
Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$33.0	$36.0	$45.0
Cash (received) paid for income taxes	$43.0	$(7.7)	$(7.9)

1 Capital expenditures of $15.7 million, $11.0 million and $12.1 million that have not been paid of as December 31, 2022, 2021 and 2020 were excluded from the Statement of Cash Flows.

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2019	16,515	$—	$9.8	$481.7	$(59.5)	$432.0
Net income	—	—	—	77.1	—	77.1
Stock-based compensation expense	—	—	7.6	—	—	7.6
Issuance of shares under stock plans, net	57	—	(0.7)	—	—	(0.7)
Pension and other postretirement employee benefits, net of tax of $1.8	—	—	—	—	5.2	5.2
Balance at December 31, 2020	16,572	—	16.6	558.8	(54.3)	521.1
Net loss	—	—	—	(28.1)	—	(28.1)
Stock-based compensation expense	—	—	8.0	—	—	8.0
Issuance of shares under stock plans, net	119	—	(1.1)	—	—	(1.1)
Pension and other postretirement employee benefits, net of tax of $4.2	—	—	—	—	11.7	11.7
Balance at December 31, 2021	16,692	—	23.6	530.7	(42.6)	511.7
Net income	—	—	—	46.0	—	46.0
Stock-based compensation expense	—	—	11.7	—	—	11.7
Issuance of shares under stock plans, net	220	—	(1.8)	—	—	(1.8)
Pension and other postretirement employee benefits, net of tax of $3.1	—	—	—	—	9.3	9.3
Repurchases of common stock	(150)	—	(5.0)	—	—	(5.0)
Balance at December 31, 2022	16,762	$—	$28.5	$576.8	$(33.3)	$572.1

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Notes to Consolidated Financial Statements

NOTE 1 Summary of Significant Accounting Policies
NATURE OF OPERATIONS AND BASIS OF PRESENTATION
We are a premier supplier of bleached paperboard and consumer and parent roll tissue. We supply bleached paperboard to quality-conscious printers and packaging converters, and offer services that include custom sheeting, slitting and cutting. We supply private label tissue to major retailers, including grocery, club, mass merchants and discount stores.
Unless the context otherwise requires or unless otherwise indicated, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the Company” and “us” refer to Clearwater Paper Corporation and its subsidiaries. All dollar amounts are shown in millions, except per share.
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
PRINCIPLES OF CONSOLIDATION
These consolidated financial statements include the financial condition and results of operations of Clearwater Paper Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances between operations within the Company have been eliminated. Certain amounts have been reclassified from prior year presentation for consistency.
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

	December 31,
	2022	2021	2020
Cash and cash equivalents	$53.7	$25.2	$35.9
Restricted cash included in Other current assets	0.7	—	—
Restricted cash included in Other assets, net	—	1.1	1.1
Total cash, cash equivalents and restricted cash	$54.4	$26.2	$36.9

ACCOUNTS RECEIVABLE
Receivables consist of:

	December 31,
	2022	2021
Trade accounts receivable	$167.6	$154.1
Allowance for current expected credit losses	(1.4)	(1.4)
Unbilled receivables	9.1	7.2
Taxes receivable	10.6	6.1
Other	2.9	1.4
	$188.8	$167.4

INVENTORIES
Our inventories are stated at the lower of net realizable value or current cost using the average cost method.

	December 31,
	2022	2021
Logs, chips and sawdust	$23.6	$13.7
Pulp	16.8	15.9
Paperboard and tissue products	171.9	148.0
Materials and supplies	111.7	100.1
	$324.0	$277.7

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

	December 31,
	2022	2021
Land and land improvements	$106.1	$109.1
Buildings and improvements	456.8	452.5
Machinery and equipment	2,346.5	2,377.5
Construction in progress	23.9	22.4
	2,933.4	2,961.5
Less accumulated depreciation and amortization	(1,916.3)	(1,879.7)
Property, plant and equipment, net	$1,017.1	$1,081.8
At December 31, 2022 and 2021, included within property, plant and equipment, net were finance leases of $31.8 million and $27.7 million and associated accumulated depreciation amounts of $16.4 million and $15.2 million.
Depreciation expense totaled $101.1 million, $102.0 million and $107.8 million for the years ended December 31, 2022, 2021 and 2020.
PLANNED MAINTENANCE
We recognize the cost of repair and maintenance activities in the period in which the activity is performed or goods are consumed under the direct expense method. We perform planned maintenance activities at our facilities periodically and associated expenses are included in cost of sales.
LEASES
Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date of a lease based on the present value of lease payments over the lease term. Our leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments: however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of our leases, we apply a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use our unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, we have applied the practical expedient to account for the lease and non-lease components as a single lease component for all of our leases.
See Note 4, "Leases" for further information.
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,
	2022	2021
Trade payables	$213.0	$156.2
Accrued compensation	41.9	29.3
Operating lease liabilities	12.0	16.1
Other	44.2	50.8
	$311.1	$252.5
Included in accounts payable and other accrued liabilities is $15.7 million and $11.0 million related to capital expenditures that had not yet been paid as of December 31, 2022 and as of December 31, 2021.
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
See Note 10, "Retirement Plans and Postretirement Benefits" for further information.
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
We provide for trade promotions, customer cash discounts and other deductions, which are considered variable consideration and recorded as a reduction of net sales. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Revenue, net of returns and credits, is only recognized to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Judgment associated with forecasted volumes is required to determine the most probable amount of variable consideration to apply as a reduction to net sales. As of December 31, 2022 and 2021, we had $6.3 million and $9.2 million accrued as customer rebates. Revenue is recognized net of any taxes collected from customers.
See Note 15, "Segment Information" for further information, including the disaggregation of revenue by segment, primary geographical market, and major product type.
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
See Note 8, "Other Operating Charges, net" for a discussion of specific amounts in 2022, 2021 and 2020.
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
Receivables sold are de-recognized from our Consolidated Balance Sheets. For the years ended December 31, 2022 and 2021, we sold $216.1 million and $202.2 million, of receivables. The proceeds from these sales of receivables are included within operating activities in our Consolidated Statements of Cash Flows. For the years ended December 31, 2022, 2021, and 2020 factoring expense on the sale of receivables was $1.8 million, $0.9 million, and $1.2 million.
ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS
We estimate our environmental and asset retirement obligations based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities. We have accrued only for specific costs related to environmental matters that we have determined are probable and for which an amount can be reasonably estimated. For asset retirement obligations, the liability is accreted to its settlement value and, where appropriate, the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. Our asset retirement obligation is included in "Deferred taxes and other long-term obligations" in the Consolidated Balance Sheets. Our asset retirement obligation reflects the estimated present value of our obligations for capping, closure and post closure cost with respect to landfills, asbestos remediation and other ongoing environmental monitoring. The following table represents the activity associated with our asset retirement obligations.

	For The Years Ended December 31,
	2022	2021
Beginning balance	$2.0	$3.8
Accretion expense	—	0.1
Adjusted to other operating charges, net	—	(1.8)
Payments made	(0.1)	(0.1)
Ending balance	$1.9	$2.0
The reduction to our asset retirement obligations for the year ended December 31, 2021 relates to the sale of assets discussed in Note 8, "Other Operating Charges, net".

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
NEW ACCOUNTING STANDARDS
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). This standard requires disclosure of the key terms of outstanding supplier finance programs and a roll forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. This ASU is effective for annual periods beginning after December 15, 2022, except for the roll forward requirement, which is effective for annual periods beginning after December 15, 2023. Upon adoption, we will be required to include additional disclosures to the extent we have material supplier finance program obligations.
NOTE 3 Fair Value Measurements
Fair value measurements and disclosures requirements establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models.
Carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments. See discussion on fair market values for long-term debt included within Note 7, "Debt".
We review the carrying values of goodwill and long-lived assets to be held and used for impairment wherever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable and exceeds estimated fair value. See Note 5, "Goodwill and Intangible Assets" for discussion of fair market values for goodwill.
NOTE 4 Leases
We have operating leases for manufacturing, office, warehouse, equipment and vehicles. Our leases have remaining lease terms from less than one to thirteen years, and some of our leases include one or more options to renew.

COMPONENTS OF LEASE EXPENSE

	For The Years Ended December 31,
	2022	2021	2020
Operating lease costs	$17.4	$16.6	$15.9
Finance lease costs:
Amortization of ROU assets	1.3	1.8	1.8
Interest on lease liabilities	2.1	1.7	1.8
Total finance lease costs	3.3	3.5	3.5
Variable lease costs	1.8	1.7	1.6
Total lease costs	$22.5	$21.8	$21.0

SUPPLEMENTAL BALANCE SHEET INFORMATION

		December 31,
	Classification	2022	2021
Lease ROU assets
Operating lease assets	Other assets, net	$43.3	$53.6
Finance lease assets, net	Property, plant and equipment, net	$15.4	$12.5

Lease Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$12.0	$16.1
Current finance lease liabilities	Current portion of long-term debt	$0.9	$1.6

Non-current operating lease liabilities	Deferred tax liabilities and other long-term obligations	$35.9	$42.7
Non-current finance lease liabilities	Long-term debt	$23.3	$17.5

Total operating lease liabilities		$47.9	$58.8
Total finance lease liabilities		24.2	19.1

LEASE TERM AND DISCOUNT RATE

	December 31,
	2022	2021
Weighted average remaining lease term (years)
Operating leases	4.9	5.3
Finance leases	13.3	9.0
Weighted average discount rate
Operating leases	4.8%	4.8%
Finance leases	8.5%	8.4%

SUPPLEMENTAL CASH FLOW INFORMATION

	For The Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19.7	$18.8	$17.9
Operating cash flows from finance leases	2.1	1.6	1.8
Financing cash flows from finance leases	1.1	1.7	1.6
Non-cash amounts for lease liabilities arising from obtaining ROU assets:
Operating leases	$6.4	$5.0	$4.4
Finance leases	4.2	—	0.3

MATURITY OF LEASE LIABILITIES
As of December 31, 2022, our future maturities of lease liabilities were as follows:

	Operating	Finance
2023	$14.0	$2.9
2024	10.5	2.8
2025	9.1	2.8
2026	7.8	2.9
2027	6.1	2.9
Thereafter	6.6	26.9
Total lease payments	54.0	41.2
Less imputed interest	(6.0)	(17.0)
Present value of lease liabilities	$47.9	$24.2

NOTE 5 Goodwill and Intangible Assets
Changes in the carrying amounts of goodwill and intangible assets allocated to each segment were as follows:

	Pulp and Paperboard		Total
	Goodwill	Intangibles
Balance as of December 31, 2020	$35.1	$13.7	$48.8
Amortization	—	(2.9)	(2.9)
Balance as of December 31, 2021	35.1	10.8	45.9
Amortization	—	(2.2)	(2.2)
Balance as of December 31, 2022	$35.1	$8.6	$43.6

For all periods presented in the table above, the Consumer Products segment had no goodwill or intangible assets with a net book value.
As of December 31, 2022, intangible assets consisted of $8.6 million customer relationships. As of December 31, 2021, intangible assets consisted of $10.7 million of customer relationships, and $0.1 million of other intangibles. Outstanding definite-lived intangible assets are amortized over their useful lives of 10 years.
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
The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2022 was $34.9 million and $26.3 million. The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2021 was $34.9 million and $24.1 million.
As of December 31, 2022, estimated future amortization expense related to intangible assets is as follows:

Amount
2023	$2.1
2024	2.1
2025	2.1
2026	2.1
2027	—
Total	$8.6

NOTE 6 Income Taxes
INCOME TAX PROVISION (BENEFIT)
The components of income tax provision (benefit) is comprised of the following:

	For The Years Ended December 31,
	2022	2021	2020
Current
Federal	$31.2	$1.3	$(17.4)
State	3.8	0.7	1.8
Total current	34.9	2.0	(15.6)
Deferred
Federal	(7.6)	(8.8)	32.5
State	(0.3)	(0.9)	4.2
Total deferred	(7.9)	(9.7)	36.7
Income tax provision (benefit)	$27.0	$(7.7)	$21.1

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes due to the following:

	For The Years Ended December 31,
	2022	2021	2020
Tax at the statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal income tax impact	3.3%	(0.5)%	5.7%
Adjustment for state deferred tax rate [1]	(7.8)%	1.2%	(0.3)%
CARES Act net operating loss carryback	—%	—%	(7.1)%
Federal credits [2]	10.1%	(0.2)%	(1.3)%
Uncertain tax positions	(0.8)%	0.5%	2.2%
Worthless stock deduction	(93.6)%	—%	—%
Uncertain tax position - worthless stock deduction	93.6%	—%	—%
Non-deductible expenses	2.2%	(0.6)%	2.3%
Change in valuation allowances[1]	8.1%	0.1%	0.1%
Other, net	0.8%	0.2%	(1.1)%
Income tax provision (benefit)	37.0%	21.6%	21.5%
1 In 2022, Idaho revised their state income tax rate. Given our expected utilization, we recorded an offset to our valuation allowances for the amount of this reduction.
2 In 2022, we adjusted our tax positions under audit related to the disallowance of a previously taken federal tax credits based upon interpretation of the law.
DEFERRED TAXES
The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

	2022	2021
Deferred tax assets:
Employee benefits	$3.2	$3.4
Postretirement employee benefits	12.9	18.5
Incentive compensation	3.5	6.6
Inventories	2.2	0.2
Pensions	0.9	—
Federal and state credit carryforwards	10.1	13.5
Federal and state net operating losses	3.3	4.1
Operating leases	12.0	15.2
Other	1.5	—
Total deferred tax assets	49.6	61.5
Valuation allowance	(10.8)	(5.4)
Deferred tax assets, net of valuation allowance	38.8	56.1
Deferred tax liabilities:
Property, plant and equipment, net	(168.3)	(185.5)
Operating leases	(10.8)	(13.8)
Pensions	—	(1.5)
Intangible assets, net	(1.8)	(2.3)
Other	—	(0.6)
Total deferred tax liabilities	(180.9)	(203.7)
Net deferred tax liabilities	$(142.1)	$(147.6)
Net deferred tax assets (liabilities) consist of:

	December 31,
	2022	2021
Non-current deferred tax assets[1]	$0.6	$2.2
Non-current deferred tax liabilities	(142.7)	(149.9)
Net deferred tax liabilities	$(142.1)	$(147.6)
1Included in "Other assets, net" on our accompanying December 31, 2022 and 2021 Consolidated Balance Sheets.
We have tax benefits associated with state jurisdictions totaling $2.7 million which expire between 2023 and 2042.

UNCERTAIN TAX POSITIONS
The following table provides a roll forward of our unrecognized tax benefits and associated interest and penalties.

	For The Years Ended December 31,
	2022	2021	2020
Beginning balance	$5.9	$6.4	$4.1
Increases:
Tax position taken in current year	68.6	0.2	0.4
Tax position taken in prior years	(0.1)	(0.7)	1.9
Decreases:
Settlements during the year	(3.1)	—	—
Lapse of statues in current year	(0.9)	—	—
Ending balance	$70.4	$5.9	$6.4

Unrecognized tax benefits net of related deferred tax assets at December 31, 2022, if recognized, would have favorably impacted our effective tax rate by decreasing our tax provision by $70.0 million while the remaining $0.4 million is not expected to have a rate impact if recognized. We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For years ended December 31, 2022, 2021, and 2020, we accrued interest of less than $0.4 million each year in our income tax provision and no penalties in our income tax provision.
During 2022, we ceased operations in our wholly owned subsidiary, Cellu Tissue Holdings, Inc. and recorded a $68.4 million reserve for an estimated uncertain tax position relating to a worthless stock deduction for our investment. We have requested a ruling from the IRS in connection with the worthless stock deduction and expect a determination in 2023. It is reasonably possible that a decrease of $68.4 million in unrecognized tax benefits may occur within the next twelve months related to a favorable ruling.
We have operations in many states within the U.S. and are subject, at times, to tax audits in these jurisdictions. During 2022, we effectively settled federal tax years 2015 through 2019, however such years remain subject to exam until the U.S. federal exam is formally closed. With a few exceptions, we are no longer subject to state and local tax examination for years prior to 2018.

NOTE 7 Debt
Long-term debt at the balance sheet dates consisted of:

		December 31, 2022			December 31, 2021
	Interest Rate at December 31, 2022	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Term loan maturing 2026, variable interest rate		$—	$—	$—	$50.0	$(0.6)	$49.4
2014 Notes, maturing 2025, fixed interest rate	5.4%	270.0	(0.5)	269.5	300.0	(0.9)	299.1
2020 Notes, maturing 2028, fixed interest rate	4.8%	275.0	(2.9)	272.1	275.0	(3.4)	271.6
ABL Credit Agreement, variable interest rates	7.8%	—	—	—	—	—	—
Finance leases		24.2	—	24.2	19.1	—	19.1
Total debt		569.2	(3.4)	565.8	644.1	(4.8)	639.2
Less: current portion		(0.9)	—	(0.9)	(1.6)	—	(1.6)
Net long-term portion		$568.3	$(3.4)	$564.9	$642.5	$(4.8)	$637.6

Deferred debt costs are amortized over the life of the related debt using a straight-line basis which approximates the effective interest method. Deferred debt costs associated with our current line of credit is recorded within "Other current assets" and "Other assets, net" on our Consolidated Balance Sheets.
The fair value of our debt as of December 31 is included in the following table:

	2022	2021
Term loan maturing 2026, variable interest rate	$—	$49.8
2014 Notes, maturing 2025, fixed interest rate	263.1	324.6
2020 Notes, maturing 2028, fixed interest rate	241.2	278.9
	$504.3	$653.3
During the year ended December 31, 2022, we fully repaid the outstanding balance of the Term loan agreement.
ABL CREDIT AGREEMENT
During 2022, we entered into the third amendment of our ABL Credit Agreement with several lenders and JPMorgan Chase Bank, N.A. (JPMorgan) as administrative agent. The amended agreement matures on November 7, 2027 and includes a $275.0 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheets as of December 31, 2022, our eligible receivables and inventory supported up to $264.3 million availability under the line of which no borrowings were outstanding and $3.5 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions.
Under the ABL Credit Agreement, loans may bear interest based on SOFR (secured overnight financing rate) or an annual base rate, as applicable, plus, in each case, an applicable margin that is based on availability, as calculated under the ABL Credit Agreement that may vary from 1.25% per annum to 1.75% per annum in the case of SOFR loans and 0.25% per annum to 0.75% per annum in the case of annual base rate loans. In addition, a commitment fee based on unused availability is also payable which may vary from 0.25% per annum to 0.375% per annum.
The ABL Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries' ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. The agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than or equal to the greater of (i) 10% of the Line Cap and (ii) $19 million. As of December 31, 2022, our fixed charge coverage ratio was approximately 2.68x. Our ability to utilize our ABL Credit Agreement could be limited in the future by our bond indentures which have limitations on liens.
2014 NOTES
In 2014, we issued $300 million aggregate principal amount of senior notes (2014 Notes), due February 1, 2025, with an interest rate of 5.375%. As of December 31, 2022, $270 million of the 2014 Notes remain outstanding.
The 2014 Notes are guaranteed by all of our direct and indirect domestic subsidiaries, as well as any future direct and indirect domestic subsidiaries that do not constitute an immaterial subsidiary under the indenture governing the 2014 Notes. The 2014 Notes are equal in right of payment with all other existing and future unsecured senior indebtedness and are senior in right of payment to any future subordinated indebtedness. The 2014 Notes are effectively subordinated to all of our existing and future secured indebtedness, including borrowings under our ABL Credit Agreement. The terms of the 2014 Notes limit our ability and the ability of any restricted subsidiaries to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to another person.

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
2020 NOTES
In 2020, we issued $275 million aggregate principal amount of senior notes (2020 Notes) due August 15, 2028 with an interest rate of 4.75%.
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
SCHEDULED PAYMENTS
As of December 31, 2022, our next scheduled maturity payments are $270 million of 2014 Notes due in February of 2025 and $275 million of 2020 Notes due in August of 2028.
NOTE 8 Other Operating Charges, net
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the years ended December 31 are reflected in the table below:

	Years Ended December 31,
	2022	2021	2020
Costs associated with mill closure	$0.4	$50.0	$(1.4)
Reorganization and other expenses	1.6	8.4	3.4
Union settlement	—	—	6.6
Miscellaneous environmental accruals	—	(1.8)	2.5
Impairment of equipment	6.1	—	—
Directors' equity-based compensation expense	0.9	1.1	2.9
Other	0.7	—	—
	$9.7	$57.7	$14.0

2022
During 2022, we recorded a $9.7 million net loss in "Other operating charges, net". The components of the net loss include:
•expense of $0.4 million associated with mill closure costs,
•loss of $6.1 million associated with the impairment of fixed assets,
•expenses of $1.6 million related to reorganization and other expenses including consulting fees associated with our efforts to achieve long-term performance improvements, and
•expense of $0.9 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.

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
2020
During 2020, we recorded a $14.0 million net loss in "Other operating charges, net". The components of the net loss include:
•expenses of $3.4 million related to reorganization expenses (primarily related to corporate expenses),
•expenses of $6.6 million associated with union settlement retroactive wage payments ($2.6 million associated with Consumer Products and $4.0 million associated with Paperboard segments),
•expenses of $2.5 million associated with certain environmental liabilities primarily related to asbestos remediation,
•expense of $2.9 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price, and
•gain of $1.4 million attributable to the final settlement and escrow release associated with the 2018 divestiture of our Ladysmith Consumer Products facility.
NOTE 9 Non-Operating Expense
The major components of “Non-operating expense” in the Consolidated Statements of Operations for the years ended December 31 are reflected in the table below:

	Years Ended December 31,
	2022	2021	2020
Interest expense	$(34.2)	$(35.2)	$(44.4)
Amortization of debt issuance costs	(1.5)	(1.8)	(2.1)
Interest income	1.0	0.6	—
Interest expense, net	(34.6)	(36.4)	(46.5)

Debt retirement costs	(0.5)	(1.0)	(5.9)
Non-operating pension and other postretirement employee benefits expense	(5.7)	(10.4)	(7.6)
Total non-operating expense	$(40.9)	$(47.7)	$(59.9)
NOTE 10 Retirement Plans and Postretirement Benefits
Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans including company-sponsored and multiemployer plans, and other postretirement employee benefit (OPEB) plans.
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. As of December 31, 2022 our contributions may be up to 7.7% for U.S. salaried and non-union hourly employees, consisting of a match of up to 4.2% of allowable contributions and an automatic employer contribution of 3.5%. Contributions associated with our union employees are based upon negotiated agreements. In 2022, 2021 and 2020, we recorded expense of $15.7 million, $16.4 million, and $17.3 million related to employer contributions to the 401(k) plans.

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
We also maintain a Salaried Supplemental Benefit Plan, an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to certain executives. Benefits in the Salaried Supplemental Benefit Plan are generally provided to restore benefits or company contributions that are reduced under the company sponsored qualified plans due to the limits of Section 401(a)(17) or 415 of the Code. The plan is composed of a defined benefit portion and a defined contribution portion. The defined benefit portion of the plan was frozen on December 31, 2011 (the date on which all benefit accruals under the Salaried Retirement Plan were frozen) and as of December 31, 2022, we had two active employees under this portion. We paid benefits of $0.5 million associated with the defined benefit portion of the plan in 2022. The defined contribution portion of this liability totaled $1.6 million and $1.4 million at December 31, 2022 and 2021. The current and long term portions of the liability is included in “Accounts payable and accrued liabilities” and “Deferred tax liabilities and other long-term obligations” on our Consolidated Balance Sheets. The defined benefit portion is included in the pension benefit plans tables below.
Pension and Other Postretirement Employee Benefit Plans
The following table shows the changes in the benefit obligation, plan assets and funded status for 2022 and 2021 for both the pension benefit plans and the other postretirement employee benefit plans.

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
	2022	2021	2022	2021
Change in projected benefit obligation:
Benefit obligation at beginning of year	$310.1	$334.9	$71.9	$74.2
Service cost	2.2	1.8	0.3	0.4
Interest cost	8.9	8.4	2.1	2.0
Actuarial (gains) losses	(65.5)	(14.0)	(17.3)	0.2
Benefits paid	(21.0)	(21.1)	(4.8)	(4.9)
Benefit obligation at end of year	234.7	310.1	52.2	71.9
Changes in plan assets:
Fair value of plan assets at beginning of year	317.5	335.9	—	—
Actual return on plan assets	(65.3)	2.2	—	—
Employer contribution	0.5	0.4	4.8	4.9
Benefits paid	(21.0)	(21.1)	(4.8)	(4.9)
Fair value of plan assets at end of year	231.7	317.5	—	—
Funded status at end of year	$(3.0)	$7.4	$(52.1)	$(71.9)
Amounts recognized in Consolidated Balance Sheets:
Non-current assets	$8.4	$14.8	$—	$—
Current liabilities	(0.4)	(0.4)	(4.9)	(5.3)
Non-current liabilities	(11.0)	(7.0)	(47.2)	(66.6)
Net amount recognized	$(3.0)	$7.4	$(52.1)	$(71.9)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net actuarial loss (gain)	$62.5	$57.6	$(11.5)	$5.8

The benefit obligation for our pension benefits is the projected benefit obligation based upon credited service as of the measurement date.

The December 31, 2022 pension funded status was favorably affected by an increase in the discount rate, partially offset by lower than expected asset returns. The December 31, 2022 OPEB benefit obligation decreased as of December 31, 2022 due to an increase in the discount rate, decrease in claim costs assumptions, and the continued payment of benefits, partially offset by demographic changes.
Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

	2022	2021
Projected benefit obligation	$132.6	$173.9
Accumulated benefit obligation	132.6	173.9
Fair value of plan assets	121.2	166.4

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

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2022	2021	2020	2022	2021	2020
Service cost	$2.2	$1.8	$2.2	$0.3	$0.4	$0.1
Interest cost	8.9	8.4	10.4	2.1	2.0	2.3
Expected return on plan assets	(11.3)	(10.6)	(15.0)	—	—	—
Amortization of actuarial loss	6.2	10.2	9.8	—	0.3	—
Net periodic cost	$5.9	$9.9	$7.5	$2.4	$2.7	$2.4

The components of net periodic pension expense other than the Service cost component are included in "Other non-operating expense" in the Consolidated Statements of Operations. During 2022, 2021, and 2020, $2.2 million, $2.0 million and $1.9 million of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.4 million, $0.2 million and $0.5 million were charged to "Selling, general and administrative expenses," in the accompanying Consolidated Statements of Operations.

Assumptions:	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2022	2021	2020	2022	2021	2020
Actuarial assumption used to determine benefit obligation:
Discount rate	5.6%	3.0%	2.6%	5.6%	2.9%	2.6%
Actuarial assumption used to determine net periodic pension cost:
Discount rate	3.0%	2.6%	3.4%	2.9%	2.6%	3.6%
Expected return on plan assets	4.0%	3.8%	5.5%	—	—	—

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

The assumed health care cost trend rate used to calculate 2022 OPEB cost was 5.7% in 2022, grading to 3.7% over approximately 60 years, for participants whose benefits are not provided through HRAs, and 4.5% in 2022 through 2029, then grading to 3.7% after 2029 for participants whose benefits are provided through HRAs. The health care cost trend rate used to calculate December 31, 2022 OPEB obligations was 6.5% in 2023, grading to 3.7% over approximately 50 years, for participants whose benefits are not provided through HRAs, and 6.5% in 2023, grading to 4.5% over 8 years, for participants whose benefits are provided through HRAs.
Plan Assets
There have been no changes in the methodologies used during 2022 and 2021. Investments in common and collective trust funds are generally valued based on their respective net asset value (or its equivalent), as a practical expedient to estimate fair value due to the absence of a readily determinable fair value.
The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2022
	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$1.6	$—	$1.6
Common and collective trust:
Collective investment funds	—	230.1	230.1
Total investments at fair value	$1.6	$230.1	$231.7

	December 31, 2021
	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$5.8	$—	$5.8
Common and collective trusts:
Collective investment funds	—	311.7	311.7
Total investments at fair value	$5.8	$311.7	$317.5

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
As of December 31, 2022, eight investment options held substantially all of the pension funds. Plan assets were diversified among the various asset classes within the allocation ranges approved by the Benefits Committee.
In 2022, we did not make any contributions to our qualified pension plans, and we currently do not anticipate making any cash contributions to those plans in 2023. We do not anticipate funding our OPEB plans in 2023 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments are as follows for the years indicated:

	Pension Benefit Plans	Other Postretirement Employee Benefit Plans
2023	$20.3	$4.9
2024	20.1	4.7
2025	19.7	4.5
2026	19.4	4.4
2027	19.2	4.2
2028-2032	90.2	19.3

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
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The number of employers participating in PIUMPF fell from 135 during 2012 to 44 during 2021. We believe that we are now the employer making the largest proportion of total contributions.
•Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan, except when that plan is in "critical" or "critical and declining" status. In certain circumstances, an employer can also be assessed a statutory withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on information available to us as of December 31, 2022, as well as information provided by PIUMPF and IAM NPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF and IAM NPF in 2022 would have been in excess of $76 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF and IAM NPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.
Our participation in these plans for the annual period ended December 31, 2022, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2022 and 2021 is for a plan’s year-end as of December 31, 2022 and 2021. The zone status is set under the provisions of the Multiemployer Pension Plan Reform Act of 2014 and is based on information we received from the plans and is certified by each plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Funding Improvement Plan, or FIP, or a Rehabilitation Plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2022, the contribution rate for the IAM NPF plan was $4.00 per hour. In accordance with that plan's Rehabilitation Plan, we began contributing an additional contribution in June 2019. This additional contribution started at 2.5% and will increase 2.5% each year while the Rehabilitation Plan is in effect. Starting June of 2022 our additional contribution increased to 10.5% of our contractual contribution rate. This additional contribution is scheduled to continue and compound each year while the rehabilitation plan remains in effect. In 2022, the contribution rate for PIUMPF was $2.79 per hour. Contribution rates for IAM NPF and PIUMPF were increased as part of the RP in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. We were listed in PIUMPF’s Form 5500 report as providing more than five percent of the total contributions for the years 2021 and 2020. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2022 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in millions)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2022	2021		2022	2021	2020
IAM NPF	51-6031295	002	Red	Red	Implemented	$0.3	$0.3	$0.3	No	5/31/2023
PIUMPF	11-6166763	001	Red	Red	Implemented	5.5	5.4	5.5	No	8/31/2025
					Total Contributions:	$5.7	$5.7	$5.7
.
Other Benefit Plans
We maintain the Clearwater Paper Corporation Management Deferred Compensation Plan. Pursuant to this plan, certain management employees are eligible to defer up to 50% of their regular salary and up to 10% of their Annual incentives. Each plan participant is fully vested in these contributions. The liability under this plan totaled $4.3 million and $4.4 million at December 31, 2022 and December 31, 2021. The current and long term portions of the liability is included in “Accounts payable and accrued liabilities” and “Deferred tax liabilities and other long-term obligations” on our Consolidated Balance Sheets.

NOTE 11 Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

	Pension Plan Adjustments	Other Postretirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2020	$(54.5)	$0.2	$(54.3)
Other comprehensive income (loss) before reclassifications	4.1	(0.1)	4.0
Amounts reclassified from accumulated other comprehensive loss	7.6	0.2	7.8
Other comprehensive income (loss), net of tax	11.7	0.1	11.7
Balance at December 31, 2021	(42.8)	0.3	(42.6)
Other comprehensive income (loss) before reclassifications	(8.3)	13.0	4.7
Amounts reclassified from accumulated other comprehensive loss	4.7	—	4.7
Other comprehensive income (loss), net of tax	(3.7)	13.0	9.3
Balance at December 31, 2022	$(46.5)	$13.3	$(33.3)

NOTE 12 Earnings Per Share
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	December 31,
(In thousands - except per share data)	2022	2021	2020
Basic average common shares outstanding[1]	16,985	16,767	16,569
Incremental shares due to:
Stock-based awards	196	—	141
Performance Shares	—	—	14
Diluted average common shares outstanding	17,181	16,767	16,724
Basic net income (loss) per common share	$2.71	$(1.67)	$4.65
Diluted net income (loss) per common share	$2.68	$(1.67)	$4.61
1 Basic average common shares outstanding include restricted stock awards that are fully vested, but are deferred for future issuance. See Note 13, "Stockholders' Equity" for further discussion.

Anti-dilutive shares excluded from the calculation were 0.3 million, 0.7 million and 0.5 million for the years ended December 31, 2022, 2021 and 2020.

NOTE 13 Stockholders' Equity
PREFERRED STOCK
We are authorized to issue up to 5,000,000 shares of preferred stock at $0.0001 par value. At December 31, 2022, no shares of preferred stock have been issued.
COMMON STOCK PLANS
We have stock-based compensation plans under which stock options and restricted units are granted. At December 31, 2022, approximately 0.9 million shares were available for future issuance under our stock incentive plan.

	For The Years Ended December 31,
	2022	2021	2020
Total stock-based compensation expense	$12.7	$9.1	$10.5
Income tax benefit related to stock-based compensation	3.3	2.3	2.7
Impact on cash flow due to taxes paid related to net share settlement of equity awards	2.5	1.7	0.7
Intrinsic value of options exercised, equity-based liabilities paid, and the fair value of restricted stock units vested	9.5	3.7	2.9
We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of one to three years.
Restricted Stock Units (Time and Performance Vesting)
We grant restricted awards to certain employees. The awards can either be time vested or vested based upon the attainment of certain performance metrics over a certain time period. Performance conditions generally are tied to attainment of certain financial targets such as return on invested capital, free cash flow or other similar measures. Awards granted under our stock incentive plan generally have a performance or vesting period of three years from the date of grant. These awards are eligible to receive dividend equivalent shares. The market value of these grants approximates the fair value. For awards based upon the achievement of performance goals, the award could range from 0% to 200%. A summary of the status of outstanding restricted stock units as of December 31, 2022, and changes during the year, is presented below:

	Time Vested		Performance-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2021	458,647	$27.12	243,688	$28.51
Granted	220,518	29.52	93,177	30.55
Vested	(228,162)	25.26	(59,755)	27.02
Forfeited / Canceled[1]	(21,538)	30.88	—	—
Restricted stock units outstanding at December 31, 2022	429,465	$29.16	277,110	$29.64
1 Forfeited / Canceled performance-based restricted stock units include both shares forfeited due to employees failure to meet requisite service period and also due to failure to meet required performance measures.
The weighted average grant date fair value for restricted stock units granted during the years ended December 31, 2022 and 2021 was $29.52 and $35.70.
As of December 31, 2022, there was $13.5 million of total unrecognized compensation cost related to outstanding restricted stock unit awards. Restricted stock unit cost is expected to be recognized over a weighted average period of 1.8 years for time vested awards and 1.7 years for performance-based awards.

Stock Options
Prior to January 1, 2019, we granted options to certain employees. The options were granted at market price at the date of grant and the fair value of the options was estimated using the Black-Scholes option-pricing model (dividend yield ignored). As of December 31, 2022 all outstanding options are fully vested with a contractual term of ten years after the date of grant. A summary of the status of outstanding stock option awards as of December 31, 2022, and changes during the year, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2021	322,546	$49.64	4.3	$—
Exercised	(19,809)	38.29
Expired	(8,613)	45.32
Outstanding and exercisable options at December 31, 2022	294,124	$50.53	3.3	$—
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
Due to its cash-settlement feature, we account for these awards as liabilities and recognize the equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation expense for the years ended December 31, 2022, 2021 and 2020 of $0.9 million, $1.1 million and $2.9 million included in “Other operating charges, net” in the Consolidated Statements of Operations.
At December 31, 2022, the liability amounts associated with director equity-based compensation included in "Deferred tax liabilities and other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $5.2 million and $0.1 million. At December 31, 2021, the liability amounts associated with director equity-based compensation included in "Deferred tax liabilities and other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $4.3 million and $2.3 million.

NOTE 14 Commitments and Contingencies
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
PURCHASE OBLIGATIONS
To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas and electricity requirements of our manufacturing facilities, which were reported through "Cost of sales" on our Consolidated Statements of Operations. As of December 31, 2022, these contracts cover approximately 37% of our expected average monthly natural gas and electricity needs at the respective manufacturing facilities through 2023. These contracts qualify for treatment as "normal purchases or normal sales" under authoritative guidance and required no mark-to-market adjustment.

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
NOTE 15 Segment Information
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

The table below presents information about our reportable segments:

	2022	2021	2020
Segment net sales:
Pulp and Paperboard	$1,136.3	$946.0	$877.1
Consumer Products	950.2	835.0	1,018.5
Eliminations	(6.4)	(8.4)	(27.0)
Total segment net sales	$2,080.1	$1,772.6	$1,868.6

Operating income (loss):
Pulp and Paperboard	$183.5	$125.7	$124.5
Consumer Products	11.3	4.0	110.6
Corporate and eliminations	(71.1)	(60.1)	(63.0)
Other operating charges, net	(9.7)	(57.7)	(14.0)
Income from operations	$113.9	$12.0	$158.1

Depreciation and amortization:
Pulp and Paperboard	$37.0	$35.7	$36.7
Consumer Products	62.9	64.9	68.5
Corporate	3.4	4.4	5.8
Total depreciation and amortization	$103.3	$105.0	$111.0

Assets:
Pulp and Paperboard	$641.8	$621.1	$614.9
Consumer Products	951.1	986.2	1,079.9
Corporate	110.6	82.8	105.6
Total assets	$1,703.5	$1,690.1	$1,800.4

Capital expenditures:
Pulp and Paperboard	$24.4	$20.7	$20.4
Consumer Products	8.2	17.3	17.4
	32.6	38.0	37.8
Corporate	0.9	0.4	1.9
Total capital expenditures	$33.5	$38.4	$39.6

For the year ended December 31, 2022, there were no customers with more than 10% of our total consolidated sales and for the year ended December 31, 2021, one customer was 11% of our total consolidated sales. For the year ended December 31, 2020, one customer was 14% of our total consolidated sales.

Our manufacturing facilities and all other assets are located within the continental United States. We sell and ship our products to customers in several foreign countries. Net sales, classified by the major geographic areas in which our customers are located and by major products, were as follows:

	2022	2021	2020
Primary geographical markets:
United States	$1,982.8	$1,670.2	$1,766.2
Other Countries	97.3	102.4	102.4
Total Net Sales	$2,080.1	$1,772.6	$1,868.6

Major products:
Paperboard	$1,104.8	$894.9	$828.0
Retail tissue	932.3	797.9	975.7
Away-from-home tissue[1]	—	16.3	32.0
Pulp	19.5	34.8	41.4
Other	29.9	37.0	18.4
Eliminations	(6.4)	(8.4)	(27.0)
Total net sales	$2,080.1	$1,772.6	$1,868.6
1 In the third quarter of 2021, we exited our away-from-home business with the shutdown of our Neenah, Wisconsin site.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO and with the oversight of the Audit Committee of the Board of Directors, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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
Opinion on Internal Control Over Financial Reporting
We have audited Clearwater Paper Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
February 14, 2023

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The following table details the executive officers of the Company as of February 1, 2023:

Name	Age	Title / Position Held
Arsen S. Kitch	41	President and Chief Executive Officer
Michael J. Murphy	50	Senior Vice President, Finance and Chief Financial Officer
Steve M. Bowden	59	Senior Vice President, General Manager, Pulp and Paperboard Division
Michael S. Gadd	58	Senior Vice President and General Counsel and Corporate Secretary
Kari G. Moyes	55	Senior Vice President, Human Resources
Michael J. Urlick	36	Senior Vice President, General Manager, Consumer Products Division
Arsen S. Kitch has served as President and Chief Executive Officer, as well as a director, since April 2020. Mr. Kitch served as Senior Vice President, General Manager, Consumer Products Division from May 2018 to April 2020 and served as Vice President, General Manager, Consumer Products Division from January 2018 to May 2018. He served as Vice President, Finance and Vice President Financial Planning and Analysis from January 2015 through December 2017, and served as Senior Director, Strategy and Planning from August 2013 through December 2014.
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
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be held on May 11, 2023, referred to in this report as the 2023 Proxy Statement, which information is incorporated herein by reference. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement and is incorporated herein by reference.
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
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2023 Proxy Statement and is incorporated herein by reference.
The following table provides certain information as of December 31, 2022, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,277,809	$50.53	879,920
Equity compensation plans not approved by security holders	—	—	—
Total	1,277,809	$50.53	879,920
1    Includes 429,465 time vested restricted stock units (RSUs), 554,220 performance-based RSUs and 294,124 stock options, which are the maximum number of shares that could be awarded under the common stock plans, not including future dividend equivalents, if any are paid.
2    Performance shares and RSUs do not have exercise prices. During 2022, no stock option awards vested.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

KPMG LLP (firm ID 185) located in Seattle, Washington serves as the Company's auditor.

Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
FINANCIAL STATEMENTS
The following financial statements of Clearwater Paper are included in this report:

Consolidated Balance Sheets - December 31, 2022, and 2021.
Consolidated Statements of Operations - years ended December 31, 2022, 2021, and 2020.
Consolidated Statements of Comprehensive Income - years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Cash Flows - years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Stockholders’ Equity - years ended December 31, 2022, 2021 and 2020.
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

10.2(iii)
Third Amendment to the ABL Credit Agreement, dated November 7, 2022 by and among JPMorgan Chase Bank, N.A., as administrative agent and the lender parties thereto and Clearwater Paper Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2022).

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

10.9[1]
Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, to be used for restricted stock unit awards approved subsequent to December 31, 2017 (incorporated by reference to Exhibit 10.7(x) to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2018).

10.9(i)[1]
Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, to be used for special restricted stock unit awards (incorporated by reference to Exhibit 10.20*1 to the Company's Annual Report of From 10-K filed with the Commission on March 9, 2020).

10.9(ii)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2022.

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

10.12(ii)
Second Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective October 11, 2021 (incorporated by reference to Exhibit 10.12(ii)1 to the Company's Annual Report on Form 10-K filed with the Commission on February 15, 2022).

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

10.14(ii)[1]
Second Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective October 11, 2021 (incorporated by reference to Exhibit 10.12(ii)1 to the Company's Annual Report on Form 10-K filed with the Commission on February 15, 2022).

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
Date: February 14, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/s/ Arsen S. Kitch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2023
Arsen S. Kitch

By	/s/ Michael J. Murphy	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 14, 2023
Michael J. Murphy

By	/s/ Rebecca A. Barckley	Vice President, Corporate Controller (Principal Accounting Officer)	February 14, 2023
Rebecca A Barckley

	* Alexander Toeldte	Director and Chair of the Board	February 14, 2023

	* John J. Corkrean	Director	February 14, 2023

	* Jeanne M. Hillman	Director	February 14, 2023

	* Kevin J. Hunt	Director	February 14, 2023

	* John W. Laymon	Director	February 14, 2023

	* Ann C. Nelson	Director	February 14, 2023
	* John P. O'Donnell	Director	February 14, 2023

	* Christine M. Vickers	Director	February 14, 2023

*By	/s/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)