Form 10-Q
period 2023-03-31
Clearwater Paper Corp
filed 2023-05-02
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of May 1, 2023 was 16,916,299.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our strategy; our operations and expectations; cash flows; capital expenditures; compliance with our loan and financing agreements; tax rates; debt repayments; operating costs; selling, general and administrative expenses; liquidity; benefit plan funding levels; stockholder equity; capitalized interest; interest expenses; and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2022 Form 10-K, as well as the following:

•competitive pricing pressures for our products, including as a result of capacity additions, demand reductions and the impact of foreign currency fluctuations on the pricing of products globally;
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$16.7	$53.7
Receivables, net of allowance for current expected credit losses	186.3	188.8
Inventories, net	345.5	324.0
Other current assets	19.5	19.9
Total current assets	567.9	586.3
Property, plant and equipment, net	1,004.6	1,017.1
Other assets, net	117.9	100.1
Total assets	$1,690.5	$1,703.5

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$0.9	$0.9
Accounts payable and accrued liabilities	264.6	311.1
Total current liabilities	265.5	312.0
Long-term debt	564.9	564.9
Liability for pension and other postretirement employee benefits	57.8	58.2
Deferred tax liabilities and other long-term obligations	210.4	196.4
Total liabilities	1,098.5	1,131.5

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,953,399 and 16,761,869 shares issued	—	—
Additional paid-in capital	24.7	28.5
Retained earnings	600.6	576.8
Accumulated other comprehensive loss, net of tax	(33.4)	(33.3)
Total stockholders' equity	592.0	572.1
Total liabilities and stockholders' equity	$1,690.5	$1,703.5
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
(In millions, except per-share data)	2023	2022
Net sales	$525.4	$488.2
Costs and expenses:
Cost of sales	448.5	422.0
Selling, general and administrative expenses	36.0	32.8
Other operating charges, net	1.1	0.5
Total operating costs and expenses	485.6	455.3
Income from operations	39.8	32.9
Interest expense, net	(7.6)	(8.6)
Debt retirement costs	—	(0.2)
Other non-operating (expense) income	0.1	(1.4)
Total non-operating expense	(7.5)	(10.3)
Income before income taxes	32.3	22.6
Income tax provision	8.4	6.0
Net income	$23.8	$16.6

Net income per common share:
Basic	$1.42	$0.99
Diluted	1.40	0.97

Average shares of common stock used to compute net income per share: (in thousands)
Basic	16,834	16,728
Diluted	17,036	17,073
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended March 31,
(In millions)	2023	2022
Net income	$23.8	$16.6
Other comprehensive income (loss):
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial (gain) loss included in net periodic cost, net of immaterial tax and $0.4	(0.1)	1.1
Other comprehensive income (loss), net of tax	(0.1)	1.1
Comprehensive income	$23.8	$17.7
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
(In millions)	2023	2022
Operating activities
Net income	$23.8	$16.6
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	24.8	25.4
Equity-based compensation expense	1.9	0.7
Deferred taxes	(1.3)	(2.2)
Defined benefit pension and other postretirement employee benefits	(0.5)	0.7
Loss on sale or impairment associated with assets	1.1	—
Increase (decrease) in cash from changes in operating assets and liabilities:
Accounts receivable	(6.4)	(10.6)
Inventories	(22.3)	(4.2)
Accounts payable and accrued liabilities	(31.7)	13.9
Other, net	1.4	0.7
Net cash flows provided by (used in) operating activities	(9.1)	41.1
Investing activities
Additions to property, plant and equipment, net [1]	(21.5)	(7.9)
Net cash flows used in investing activities	(21.5)	(7.9)
Financing activities
Borrowings on short-term debt	12.0	—
Repayments of borrowings on short-term debt	(12.0)	—
Repayments of long-term debt	(0.2)	(20.4)
Taxes paid related to net share settlement of equity awards	(4.2)	(1.5)
Repurchases of common stock	(1.7)	—
Other, net	(0.1)	—
Net cash flows used in financing activities	(6.3)	(21.9)
Increase (decrease) in cash, cash equivalents and restricted cash	(37.0)	11.2
Cash, cash equivalents and restricted cash at beginning of period	54.4	26.2
Cash, cash equivalents and restricted cash at end of period	$17.4	$37.5

Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$14.6	$15.6

Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$16.7	$36.4
Restricted cash included in other current assets and other assets, net	0.7	1.1
Total cash, cash equivalents and restricted cash	$17.4	$37.5
1 Capital expenditures of $7.0 million and $4.7 million that have not been paid as of March 31, 2023 and 2022 were excluded from the Statements of Cash Flows.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2021	16,692	$—	$23.6	$530.7	$(42.6)	$511.7
Net income	—	—	—	16.6	—	16.6
Stock-based compensation expense	—	—	2.0	—	—	2.0
Issuance of shares under stock plans, net	119	—	(1.5)	—	—	(1.5)
Pension and other postretirement employee benefits, net of tax of $0.4	—	—	—	—	1.1	1.1
Balance at March 31, 2022	16,811	$—	$24.1	$547.3	$(41.4)	$530.0

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2022	16,762	$—	$28.5	$576.8	$(33.3)	$572.1
Net income	—	—	—	23.8	—	23.8
Stock-based compensation expense	—	—	2.2	—	—	2.2
Issuance of shares under stock plans, net	242	—	(4.2)	—	—	(4.2)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	(0.1)	(0.1)
Repurchases of common stock	(51)	—	(1.7)	—	—	(1.7)
Balance at March 31, 2023	16,953	$—	$24.7	$600.6	$(33.4)	$592.0
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations, stockholders' equity and cash flows for us and our subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. All dollar amounts are shown in millions, except per share.
Note 2 Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). This standard requires disclosure of the key terms of outstanding supplier finance programs and a roll forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU became effective January 1, 2023, except for the roll forward requirement, which becomes effective January 1, 2024. This ASU, except for the roll forward requirement, was adopted retrospectively as of January 1, 2023 and did not have a material impact on our consolidated financial statements other than expanded disclosures.
Note 3 Fair Value Measurements
Carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.
The fair value of our debt is included in the following table:

	March 31, 2023	December 31, 2022
2014 Notes, maturing 2025, fixed interest rate	$262.3	$263.1
2020 Notes, maturing 2028, fixed interest rate	247.1	241.2
	$509.4	$504.3
Note 4 Receivables
Receivables consist of:

	March 31, 2023	December 31, 2022
Trade accounts receivable	$175.7	$167.6
Allowance for current expected credit losses	(1.3)	(1.4)
Unbilled receivables	7.9	9.1
Taxes receivable	1.7	10.6
Other	2.4	2.9
	$186.3	$188.8
Note 5 Inventories
Inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	March 31, 2023	December 31, 2022
Logs, chips and sawdust	$21.7	$23.6
Pulp	22.4	16.8
Paperboard and tissue products	187.3	171.9
Materials and supplies	114.1	111.7
	$345.5	$324.0

Note 6 Property, plant and equipment
Property, plant and equipment consist of:

	March 31, 2023	December 31, 2022
Land and land improvements	$106.1	$106.1
Buildings and improvements	457.4	456.8
Machinery and equipment	2,348.8	2,346.5
Construction in progress	26.1	23.9
	2,938.4	2,933.4
Less accumulated depreciation and amortization	(1,933.7)	(1,916.3)
Property, plant and equipment, net	$1,004.6	$1,017.1

Note 7 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	March 31, 2023	December 31, 2022
Trade payables	$179.1	$213.0
Accrued compensation	31.6	41.9
Operating lease liabilities	14.8	12.0
Other accrued liabilities	39.1	44.2
	$264.6	$311.1

Included in accounts payable and accrued liabilities are $7.0 million and $15.7 million related to capital expenditures that had not yet been paid as of March 31, 2023 and December 31, 2022.

We maintain a program with a financial institution to provide our vendors with an option to receive payment earlier than our standard payment terms. Vendors receive payment directly from the financial institution. We are obligated to repay the financial institution in the next billing cycle which is generally 35 to 60 days later than payment to the supplier. As of March 31, 2023 and December 31, 2022, $13.5 million and $14.5 million of outstanding obligations under this program were included in other accrued liabilities in the Consolidated Balance Sheets.
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
For the quarter ended March 31, 2023, our income tax provision was $8.4 million as compared to $6.0 million in first quarter of 2022. Our effective tax rate for the quarters ended March 31, 2023 and 2022 varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of state taxes and nondeductible compensation.
Note 9 Other Operating Charges
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarters ended March 31, 2023 and 2022 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended March 31,
	2023	2022
Reorganization and other expenses	$—	$1.5
Costs associated with mill closure	—	0.4
Loss on sale or impairment associated with assets	1.1	—
Directors' equity-based compensation expense	(0.2)	(1.4)
Other	0.2	—
	$1.1	$0.5
2023
During the first quarter of 2023, we recorded $1.1 million of expenses in "Other operating charges, net." The components of the expense include:
•loss of $1.1 million associated with the impairment of equipment and related spare parts no longer being used; and
•reversal of expense of $0.2 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.
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
Note 10 Non-Operating Expense
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter ended March 31, 2023 and 2022 are reflected in the table below:

	Quarter Ended March 31,
	2023	2022
Interest expense	$(7.6)	$(8.2)
Amortization of deferred debt costs	(0.3)	(0.4)
Interest income	0.3	—
Interest expense, net	(7.6)	(8.6)

Debt retirement costs	—	(0.2)
Non-operating pension and other postretirement employee benefits (expense) benefit	0.1	(1.4)
Total non-operating expense	$(7.5)	$(10.3)
Note 11 Retirement Plans and Postretirement Benefits
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended March 31,
Pension Benefit Plans	2023	2022
Service cost	$0.9	$0.5
Interest cost	3.1	2.2
Expected return on plan assets	(3.8)	(2.8)
Amortization of actuarial loss	—	1.5
Net periodic cost	$0.2	$1.5

	Quarter Ended March 31,
Other Postretirement Employee Benefit Plans	2023	2022
Service cost	$—	$0.1
Interest cost	0.7	0.5
Amortization of actuarial gain	(0.1)	—
Net periodic cost	$0.6	$0.6

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service components of net periodic cost are recorded to "Other non-operating (expense) income" on our Consolidated Statements of Operations. For the quarter ended March 31, 2023, we recorded $0.8 million to "Cost of sales" and $0.1 million to "Selling, general, and administrative expenses." For the quarter ended March 31, 2022, we recorded $0.5 million to "Cost of sales" and less than $0.1 million to "Selling, general, and administrative expenses."
Note 12 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2021	$(42.8)	$0.3	$(42.6)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	1.1
Balance at March 31, 2022	$(41.7)	$0.3	$(41.4)

Balance at December 31, 2022	$(46.5)	$13.3	$(33.3)
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	(0.1)
Balance at March 31, 2023	$(46.5)	$13.2	$(33.4)
Note 13 Stockholders' Equity
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At March 31, 2023, approximately 0.7 million shares were available for future issuance under our current plan.

	Quarter Ended March 31,
	2023	2022
Total stock-based compensation expense	$1.9	$0.7
Income tax benefit related to stock-based compensation	$0.5	$0.2
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$4.2	$1.5
At March 31, 2023, there was $21.2 million of total unrecognized compensation cost related to outstanding restricted stock unit awards.
During the quarter ended March 31, 2023, we granted 188,074 restricted stock units (time vesting) at an average grant date fair value of $38.20 per share and 196,451 restricted stock units (performance vesting) at an average grant date fair value of $40.47 per share.

Note 14 Earnings per Share
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

	Quarter Ended March 31,
(In thousands)	2023	2022
Basic weighted-average common shares outstanding	16,834	16,728
Incremental shares due to:
Stock-based awards	202	229
Performance shares	—	116
Diluted weighted-average common shares outstanding	17,036	17,073
Shares excluded from the computation of diluted earnings per share were 0.4 million for the quarters ended March 31, 2023 and 2022 as they were antidilutive (not in-the-money).
Note 15 Segment Information
We operate in two segments: Pulp and Paperboard and Consumer Products. Our business units have been aggregated into these two segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations are summarized below for each of these segments separately. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

	Quarter Ended March 31,
	2023	2022
Segment net sales:
Pulp and Paperboard	$278.8	$266.2
Consumer Products	248.3	223.0
Eliminations	(1.7)	(1.1)
Net sales	$525.4	$488.2

Operating income (loss):
Pulp and Paperboard	$57.1	$50.3
Consumer Products	4.2	0.9
Corporate and eliminations	(20.4)	(17.8)
Other operating charges, net	(1.1)	(0.5)
Income from operations	$39.8	$32.9

Net sales, classified by major products, were as follows:

	Quarter Ended March 31,
	2023	2022
Major products:
Paperboard	$272.9	$254.3
Retail tissue	246.0	216.6
Pulp	3.2	8.3
Other	5.0	10.1
Eliminations	(1.7)	(1.1)
Total net sales	$525.4	$488.2

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2022, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Annual Report on Form 10-K for the year ended December 31, 2022.
OVERVIEW
Executive Summary
We recorded an increase of 8% in net sales to $525.4 million for the quarter ended March 31, 2023 compared to $488.2 million for the quarter ended March 31, 2022. We recorded net income for the quarter ended March 31, 2023 of $23.8 million, or $1.40 per diluted share, compared to a net income of $16.6 million or $0.97 per diluted share for the quarter ended March 31, 2022. We recorded Adjusted EBITDA for the quarter ended March 31, 2023 of $65.7 million compared to $58.9 million for the quarter ended March 31, 2022.
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
As of March 31, 2023 there have been no significant changes with regard to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
NON-GAAP MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose overall and segment income from operations before interest expense, net, other non-operating costs, taxes, depreciation and amortization, debt retirement costs, other operating charges, net, and Adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
We have included Adjusted EBITDA on a consolidated and segment basis in this report because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. We also use Adjusted EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. In addition, we use Adjusted EBITDA: (i) as a factor in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of the company's business strategies, and (iii) because the company's credit agreement and the indentures governing the company's outstanding notes use metrics similar to Adjusted EBITDA to measure the company's compliance with certain covenants.
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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income and segment operating income (loss).

	Quarter Ended March 31,
(In millions)	2023	2022
Net income	$23.8	$16.6
Income tax provision	8.4	6.0
Interest expense, net	7.6	8.6
Depreciation and amortization	24.8	25.4
Other operating charges, net	1.1	0.5
Debt retirement costs	—	0.2
Other non-operating expense (income)	(0.1)	1.4
Adjusted EBITDA	$65.7	$58.9

Pulp and Paperboard segment income	$57.1	$50.3
Depreciation and amortization	9.1	9.3
Adjusted EBITDA Pulp and Paperboard segment	$66.2	$59.5

Consumer Products segment income	$4.2	$0.9
Depreciation and amortization	15.0	15.3
Adjusted EBITDA Consumer Products segment	$19.2	$16.2

Corporate and other expense	$(20.4)	$(17.8)
Depreciation and amortization	0.6	0.9
Adjusted EBITDA Corporate and other	$(19.8)	$(16.9)

Pulp and Paperboard segment	$66.2	$59.5
Consumer Products segment	19.2	16.2
Corporate and other	(19.8)	(16.9)
Adjusted EBITDA	$65.7	$58.9

OUR OPERATING RESULTS
Our operating results for each of our segments are discussed below. See Note 15 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.
Pulp and Paperboard Segment

	Quarter Ended March 31,
(Dollars in millions, except per unit and paperboard shipments)	2023	2022	Increase (decrease)
Sales:
Paperboard	$272.9	$254.3	7.3%
Pulp	3.2	8.3	(61.0)%
Other	2.6	3.6	(27.8)%
	$278.8	$266.2	4.7%

Operating income	$57.1	$50.3	13.6%
Operating margin	20.5%	18.9%

Adjusted EBITDA	$66.2	$59.5	11.3%
Adjusted EBITDA margin	23.8%	22.4%

Paperboard shipments (short tons)	189,398	201,356	(5.9)%
Paperboard sales price (per short ton)	$1,441	$1,263	14.1%

Sales volumes in our Pulp and Paperboard segment decreased for the quarter ended March 31, 2023 compared to the same period in the prior year due to weaker demand as customers rebalance inventory levels. Sales prices increased in our Pulp and Paperboard segment for the quarter ended March 31, 2023 compared to the same period in the prior year due to the impacts of our previously announced price increases.

Overall, the increase in operating income and Adjusted EBITDA for the quarter ended March 31, 2023 as compared to the same period in the prior year was driven by higher sales prices offset by cost inflation specifically related to fiber, chemicals and energy.

Consumer Products Segment

	Quarter Ended March 31,
(Dollars in millions, except per unit and shipments)	2023	2022	Increase (decrease)
Sales:
Retail tissue	$246.0	$216.6	13.6%
Other	2.4	6.4	(62.9)%
	$248.3	$223.0	11.4%

Operating income	$4.2	$0.9	353.3%
Operating margin	1.7%	0.4%

Adjusted EBITDA	$19.2	$16.2	18.5%
Adjusted EBITDA margin	7.7%	7.3%

Shipments (short tons)
Retail	76,848	75,426	1.9%
Other	1,017	5,073	(80.0)%
	77,865	80,499	(3.3)%

Sales price (per short ton)
Retail	$3,201	$2,872	11.5%
Retail sales volumes in our Consumer Products segment increased for the quarter ended March 31, 2023 compared to the same period in 2022 driven by the increased demand for private label versus branded products. Retail sales prices increased in our Consumer Products segment for the quarter ended March 31, 2023 compared to the same period in the prior year due to our previously announced price increases and improved product mix.
Overall, the increase in operating income and Adjusted EBITDA for the quarter ended March 31, 2023 compared to the same period in the prior year was driven by higher sales prices partially offset by higher input costs, primarily in pulp and energy costs.
Corporate expenses
Corporate expenses for the quarter ended March 31, 2023 were $20.4 million compared to $17.8 million in the same period in the prior year. The increase between periods is primarily related to costs associated with business process improvement projects. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
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
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness or shares or acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of affecting any such repurchases may be changed at any time or from time to time without prior notice.
Operating Activities
Net cash flows used in operating activities for the quarter ended March 31, 2023 were $9.1 million compared to net cash flows provided by operating activities of $41.1 million for the quarter ended March 31, 2022. This decrease was driven by higher cash outflows related to the major outage that occurred in the later portion of 2022 which did not occur in 2021 and higher inventory levels. This was partially offset by improved operating performance. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2022.
Investing Activities
Net cash flows used in investing activities for the quarter ended March 31, 2023 were $21.5 million compared to $7.9 million in the same period of the prior year. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $7.0 million and $4.7 million related to capital expenditures that had not yet been paid at March 31, 2023 and 2022.
During 2023, we expect cash paid for capital expenditures to be approximately $70 million to $80 million.
Financing Activities
During the quarter ended March 31, 2023, net cash used for financing activities was $6.3 million. We used $1.7 million to repurchase stock though our share repurchase program and $4.2 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, we borrowed and repaid $12 million on our ABL credit facility during the quarter to cover short term cash requirements.

During the quarter ended March 31, 2022, net cash used for financing activities was $21.9 million. We used $20 million to make voluntary debt repayments and used $1.5 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

The ABL Credit Agreement includes a $275 million revolving loan commitment, subject to borrowing base limitations. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. This agreement contains certain customary representations, warranties, and affirmative and negative covenants.

At March 31, 2023, we were in compliance with the ABL Credit Agreement, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our ABL Credit Agreement.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant developments with regard to our exposure to market risk for the quarter ended March 31, 2023. For a discussion of certain market risks to which we may be exposed, see Part II, “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.	Controls and Procedures
As of March 31, 2023, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings
We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A.	Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, entitled “Risk Factors.”

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2023 to January 31, 2023	—	$—	—	$24.9
February 1, 2023 to February 28, 2023	6,000	$37.00	6,000	$24.6
March 1, 2023 to March 31, 2023	44,557	$34.22	44,557	$23.1
Total	50,557	$—	50,557

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed herewith?	Form	Exhibit No.	Date Filed
31**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

May 2, 2023	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

May 2, 2023	By:	/s/ MICHAEL J. MURPHY
Michael J. Murphy
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)