Form 10-Q
period 2023-09-30
Clearwater Paper Corp
filed 2023-10-30
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of October 27, 2023 was 16,563,343.

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
•our ability to service our debt obligations and restrictions on our business from debt covenants and terms;
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$110.2	$53.7
Receivables, net of allowance for current expected credit losses	173.0	188.8
Inventories, net	333.3	324.0
Other current assets	10.5	19.9
Total current assets	627.0	586.3
Property, plant and equipment, net	993.8	1,017.1
Other assets, net	116.2	100.1
Total assets	$1,737.0	$1,703.5

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$0.9	$0.9
Accounts payable and accrued liabilities	260.0	311.1
Total current liabilities	260.9	312.0
Long-term debt	564.8	564.9
Liability for pension and other postretirement employee benefits	56.9	58.2
Deferred tax liabilities and other long-term obligations	205.9	196.4
Total liabilities	1,088.4	1,131.5

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,563,343 and 16,761,869 shares issued	—	—
Additional paid-in capital	15.1	28.5
Retained earnings	666.9	576.8
Accumulated other comprehensive loss, net of tax	(33.5)	(33.3)
Total stockholders' equity	648.5	572.1
Total liabilities and stockholders' equity	$1,737.0	$1,703.5
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per-share data)	2023	2022	2023	2022
Net sales	$519.9	$538.8	$1,569.9	$1,553.3
Costs and expenses:
Cost of sales	427.4	454.8	1,314.6	1,332.0
Selling, general and administrative expenses	36.4	32.9	111.5	99.6
Other operating charges, net	1.8	2.2	2.4	8.5
Total operating costs and expenses	465.5	489.9	1,428.5	1,440.0
Income from operations	54.4	48.9	141.5	113.3
Interest expense, net	(6.9)	(8.0)	(22.0)	(27.3)
Debt retirement costs	—	—	—	(0.5)
Other non-operating (expense) income	0.1	(1.4)	0.3	(4.3)
Total non-operating expense	(6.8)	(9.4)	(21.7)	(32.1)
Income before income taxes	47.6	39.5	119.8	81.2
Income tax provision	11.0	18.9	29.6	29.3
Net income	$36.6	$20.6	$90.1	$51.9

Net income per common share:
Basic	$2.20	$1.23	$5.37	$3.09
Diluted	2.17	1.21	5.29	3.04

Average shares of common stock used to compute net income per share: (in thousands)
Basic	16,682	16,754	16,800	16,777
Diluted	16,895	17,093	17,051	17,085
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$36.6	$20.6	$90.1	$51.9
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial (gain) loss included in net periodic cost, net of tax of $0.0, $0.4, $0.1 and $1.2	(0.1)	1.1	(0.2)	3.5
Other comprehensive income, net of tax	(0.1)	1.1	(0.2)	3.5
Comprehensive income	$36.6	$21.8	$89.9	$55.4
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

(unaudited)	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating activities
Net income	$36.6	$20.6	$90.1	$51.9
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	24.4	26.2	73.8	77.4
Equity-based compensation expense	3.5	4.0	7.0	9.6
Deferred taxes	(4.4)	(1.6)	(7.3)	(5.8)
Defined benefit pension and other postretirement employee benefits	(0.4)	0.7	(1.5)	2.2
Amortization of deferred debt costs and debt retirement	0.3	0.5	0.9	1.8
Loss on sale or impairment associated with assets	0.3	1.2	1.4	5.8
Increase (decrease) in cash from changes in operating assets and liabilities:
Accounts receivable	23.6	4.2	7.9	(17.6)
Inventories	6.9	(39.2)	(10.1)	(49.1)
Other current assets	2.9	1.4	8.6	5.6
Accounts payable and accrued liabilities	(6.0)	(4.4)	(46.9)	50.0
Other, net	0.4	(0.3)	1.0	1.1
Net cash flows provided by operating activities	88.2	13.3	125.0	132.8
Investing activities
Additions to property, plant and equipment, net [1]	(14.2)	(6.7)	(48.5)	(19.9)
Net cash flows used in investing activities	(14.2)	(6.7)	(48.5)	(19.9)
Financing activities
Borrowings on short-term debt	—	—	12.0	—
Repayments of borrowings on short-term debt	—	—	(12.0)	—
Repayments of long-term debt	(0.2)	(25.3)	(0.7)	(80.8)
Taxes paid related to net share settlement of equity awards	(0.1)	—	(4.7)	(2.5)
Repurchases of common stock	(5.0)	(1.0)	(15.1)	(4.9)
Other, net	(0.1)	0.7	(0.2)	0.7
Net cash flows used in financing activities	(5.5)	(25.7)	(20.7)	(87.6)
Increase (decrease) in cash, cash equivalents and restricted cash	68.5	(19.1)	55.8	25.3
Cash, cash equivalents and restricted cash at beginning of period	41.7	70.6	54.4	26.2
Cash, cash equivalents and restricted cash at end of period	$110.2	$51.5	$110.2	$51.5

Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$14.6	$15.4	$29.9	$32.3
Cash paid for income taxes	$12.8	$12.9	$28.0	$25.4

Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$110.2	$50.8	$110.2	$50.8
Restricted cash included in other current assets, net	—	0.7	—	0.7
Total cash, cash equivalents and restricted cash	$110.2	$51.5	$110.2	$51.5
1 Capital expenditures of $16.5 million and $7.3 million that have not been paid as of September 30, 2023 and 2022 were excluded from the Statements of Cash Flows.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2021	16,692	$—	$23.6	$530.7	$(42.6)	$511.7
Net income	—	—	—	16.6	—	16.6
Stock-based compensation expense	—	—	2.0	—	—	2.0
Issuance of shares under stock plans, net	119	—	(1.5)	—	—	(1.5)
Pension and other postretirement employee benefits, net of tax of $0.4	—	—	—	—	1.1	1.1
Balance at March 31, 2022	16,811	$—	$24.1	$547.3	$(41.4)	$530.0
Net income	—	—	—	14.7	—	14.7
Stock-based compensation expense	—	—	3.8	—	—	3.8
Issuance of shares under stock plans, net	78	—	(1.0)	—	—	(1.0)
Pension and other postretirement employee benefits, net of tax of $0.4	—	—	—	—	1.1	1.1
Repurchases of common stock	(119)	—	(3.9)	—	—	(3.9)
Balance at June 30, 2022	16,770	$—	$23.0	$562.0	$(40.3)	$544.7
Net income	—	—	—	20.6	—	20.6
Stock-based compensation expense	—	—	3.0	—	—	3.0
Issuance of shares under stock plans, net	23	—	0.7	—	—	0.7
Pension and other postretirement employee benefits, net of tax of $0.4	—	—	—	—	1.1	1.1
Repurchases of common stock	(31)	—	(1.0)	—	—	(1.0)
Balance at September 30, 2022	16,762	$—	$25.7	$582.7	$(39.1)	$569.2

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2022	16,762	$—	$28.5	$576.8	$(33.3)	$572.1
Net income	—	—	—	23.8	—	23.8
Stock-based compensation expense	—	—	2.2	—	—	2.2
Issuance of shares under stock plans, net	242	—	(4.2)	—	—	(4.2)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	(0.1)	(0.1)
Repurchases of common stock	(51)	—	(1.7)	—	—	(1.7)
Balance at March 31, 2023	16,953	$—	$24.7	$600.6	$(33.4)	$592.0
Net income	—	—	—	29.7	—	29.7
Stock-based compensation expense	—	—	1.7	—	—	1.7
Issuance of shares under stock plans, net	18	—	(0.4)	—	—	(0.4)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	(0.1)	(0.1)
Repurchases of common stock	(263)	—	(8.4)	—	—	(8.4)
Balance at June 30, 2023	16,708	$—	$17.7	$630.3	$(33.4)	$614.5
Net income	—	—	—	36.6	—	36.6
Stock-based compensation expense	—	—	2.5	—	—	2.5
Issuance of shares under stock plans, net	6	—	(0.1)	—	—	(0.1)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	(0.1)	(0.1)
Repurchases of common stock	(150)	—	(5.0)	—	—	(5.0)
Balance at September 30, 2023	16,563	$—	$15.1	$666.9	$(33.5)	$648.5
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
Note 3 Fair Value Measurements
Carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.
The fair value of our debt is included in the following table:

	September 30, 2023	December 31, 2022
2014 Notes, maturing 2025, fixed interest rate	$262.6	$263.1
2020 Notes, maturing 2028, fixed interest rate	234.4	241.2
	$497.0	$504.3
Note 4 Receivables
Receivables consist of:

	September 30, 2023	December 31, 2022
Trade accounts receivable	$164.9	$167.6
Allowance for current expected credit losses	(1.5)	(1.4)
Unbilled receivables	4.0	9.1
Taxes receivable	2.6	10.6
Other	3.1	2.9
	$173.0	$188.8
Note 5 Inventories
Inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	September 30, 2023	December 31, 2022
Logs, chips and sawdust	$20.9	$23.6
Pulp	14.8	16.8
Paperboard and tissue products	175.3	171.9
Materials and supplies	122.4	111.7
	$333.3	$324.0

Note 6 Property, plant and equipment
Property, plant and equipment consist of:

	September 30, 2023	December 31, 2022
Land and land improvements	$106.1	$106.1
Buildings and improvements	458.2	456.8
Machinery and equipment	2,358.4	2,346.5
Construction in progress	49.3	23.9
	2,972.1	2,933.4
Less accumulated depreciation and amortization	(1,978.3)	(1,916.3)
Property, plant and equipment, net	$993.8	$1,017.1
Note 7 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	September 30, 2023	December 31, 2022
Trade payables	$164.8	$213.0
Accrued compensation	41.4	41.9
Operating lease liabilities	14.6	12.0
Other accrued liabilities	39.2	44.2
	$260.0	$311.1

Included in accounts payable and accrued liabilities are $16.5 million and $15.7 million related to capital expenditures that had not yet been paid as of September 30, 2023 and December 31, 2022.

We maintain a program with a financial institution to provide our vendors with an option to receive payment earlier than our standard payment terms. Vendors receive payment directly from the financial institution. We are obligated to repay the financial institution in the next billing cycle which is generally 35 to 60 days later than payment to the supplier. As of September 30, 2023 and December 31, 2022, $11.8 million and $14.5 million of outstanding obligations under this program were included in other accrued liabilities in the Consolidated Balance Sheets.
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

For the nine months ended September 30, 2023, our income tax provision was $29.6 million as compared to $29.3 million in the same period in 2022. Our effective tax rate for the nine months ended September 30, 2023 was 24.7%, which varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of state taxes and nondeductible compensation. Our effective tax rate for the nine months ended September 30, 2022 was 36.1%, which varied from the U.S. federal statutory tax rate of 21.0% primarily due to adjustments in tax positions under audit related to the disallowance of a previously taken federal tax credits based upon interpretation of the law, the effects of state taxes, and nondeductible compensation.

Note 9 Other Operating Charges
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2023 and 2022 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reorganization and other expenses	$—	$—	$—	$1.6
Costs associated with mill closure	—	—	—	0.4
Loss on sale or impairment associated with assets	0.3	1.2	1.4	5.8
Directors' equity-based compensation expense	1.0	1.0	0.6	0.7
Other	0.5	—	0.4	—
	$1.8	$2.2	$2.4	$8.5
2023
During the third quarter of 2023, we recorded $1.8 million of expense in "Other operating charges, net." The main components of the expense include:
•loss of $0.3 million associated with the impairment of equipment and related spare parts no longer being used; and
•expense of $1.0 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the second quarter of 2023, we recorded $0.4 million of income in "Other operating charges, net." The main components of the income include:
•reversal of expense of $0.2 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the first quarter of 2023, we recorded $1.1 million of expense in "Other operating charges, net." The main components of the expense include:
•loss of $1.1 million associated with the impairment of equipment and related spare parts no longer being used; and
•reversal of expense of $0.2 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
2022
During the third quarter of 2022, we recorded $2.2 million of expense in "Other operating charges, net." The components of the expense include:
•loss of $1.2 million associated with the impairment of equipment no longer being used; and
•expense of $1.0 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the second quarter of 2022, we recorded $5.7 million of expense in "Other operating charges, net." The components of the expense include:
•loss of $4.6 million associated with the impairment of equipment previously located at a closed facility which will not be re-installed; and
•expense of $1.1 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the first quarter of 2022, we recorded $0.5 million of expense in "Other operating charges, net." The components of the expense include:
•expense of $1.5 million related to reorganization and other expenses including consulting fees associated with our efforts to achieve long-term performance improvements;
•expense of $0.4 million associated with mill closure costs; and
•reversal of expense of $1.4 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.

Note 10 Non-Operating Expense
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2023 and 2022 are reflected in the table below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$(7.4)	$(8.0)	$(22.6)	$(26.6)
Amortization of deferred debt costs	(0.3)	(0.4)	(0.9)	(1.2)
Interest income	0.9	0.3	1.5	0.4
Interest expense, net	(6.9)	(8.0)	(22.0)	(27.3)

Debt retirement costs	—	—	—	(0.5)
Non-operating pension and other postretirement employee benefits (expense)	0.1	(1.4)	0.3	(4.3)
Total non-operating expense	$(6.8)	$(9.4)	$(21.7)	$(32.1)
Note 11 Retirement Plans and Postretirement Benefits
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
Pension Benefit Plans	2023	2022	2023	2022
Service cost	$0.9	$0.5	$2.6	$1.6
Interest cost	3.1	2.2	9.3	6.6
Expected return on plan assets	(3.8)	(2.8)	(11.4)	(8.5)
Amortization of actuarial loss	—	1.5	0.1	4.6
Net periodic cost	$0.2	$1.5	$0.6	$4.4

	Quarter Ended September 30,		Nine Months Ended September 30,
Other Postretirement Employee Benefit Plans	2023	2022	2023	2022
Service cost	$—	$0.1	$0.1	$0.3
Interest cost	0.7	0.5	2.1	1.5
Amortization of actuarial gain	(0.1)	—	(0.4)	—
Net periodic cost	$0.6	$0.6	$1.8	$1.8

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service components of net periodic cost are recorded to "Other non-operating (expense) income" on our Consolidated Statements of Operations. For the quarter and nine months ended September 30, 2023, we recorded $0.8 million and $2.3 million to "Cost of sales" and $0.1 million and $0.4 million to "Selling, general, and administrative expenses." For the quarter and nine months ended September 30, 2022, we recorded $0.5 million and $1.6 million to "Cost of sales" and less than $0.1 million and $0.3 million to "Selling, general, and administrative expenses."

Note 12 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2021	$(42.8)	$0.3	$(42.6)
Amounts reclassified from accumulated other comprehensive loss	3.5	—	3.5
Balance at September 30, 2022	$(39.4)	$0.3	$(39.1)

Balance at December 31, 2022	$(46.5)	$13.3	$(33.3)
Amounts reclassified from accumulated other comprehensive loss	—	(0.3)	(0.2)
Balance at September 30, 2023	$(46.5)	$13.0	$(33.5)
Note 13 Stockholders' Equity
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. As of September 30, 2023, approximately 0.9 million shares were available for future issuance under our current plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total stock-based compensation expense	$3.5	$4.0	$7.0	$9.6
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$0.1	$—	$4.7	$2.5
As of September 30, 2023, there was $14.6 million of total unrecognized compensation cost related to outstanding restricted stock unit awards.
During the nine months ended September 30, 2023, we granted 216,379 restricted stock units (time vesting) at an average grant date fair value of $37.66 per share and 196,451 restricted stock units (performance vesting) at an average grant date fair value of $40.47 per share.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Basic weighted-average common shares outstanding	16,682	16,754	16,800	16,777
Incremental shares due to:
Stock-based awards	120	197	139	181
Performance shares	94	137	112	127
Stock options	—	6	—	—
Diluted weighted-average common shares outstanding	16,895	17,093	17,051	17,085
Shares excluded from the computation of diluted earnings per share were 0.3 million and 0.4 million for the quarter and nine months ended September 30, 2023 and 0.2 million and 0.3 million for the quarter and nine months ended September 30, 2022 as they were either antidilutive (not in-the-money) or the required performance conditions were not met.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment net sales:
Pulp and Paperboard	$261.4	$300.8	$812.4	$862.8
Consumer Products	259.3	241.0	761.3	696.1
Eliminations	(0.8)	(3.0)	(3.8)	(5.6)
Net sales	$519.9	$538.8	$1,569.9	$1,553.3

Operating income (loss):
Pulp and Paperboard	$42.7	$63.7	$141.8	$165.9
Consumer Products	31.4	5.2	60.6	9.6
Corporate and eliminations	(18.0)	(17.8)	(58.5)	(53.8)
Other operating charges, net	(1.8)	(2.2)	(2.4)	(8.5)
Income from operations	$54.4	$48.9	$141.5	$113.3
Net sales, classified by major products, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Major products:
Paperboard	$253.8	$292.7	$789.7	$834.6
Retail tissue	257.7	237.1	756.5	682.3
Pulp	5.3	4.6	15.5	18.5
Other	4.0	7.3	12.1	23.5
Eliminations	(0.8)	(3.0)	(3.8)	(5.6)
Total net sales	$519.9	$538.8	$1,569.9	$1,553.3

Note 16 Subsequent Events

On October 27, 2023, we notified the holders of our 5.375% Senior Notes due 2025 that we elected to redeem all of the currently outstanding $270 million aggregate principal amount on November 27, 2023. In connection with the redemption of these notes, we entered into a new revolving term credit agreement with an initial draw of $150 million. This amount along with cash on hand and a $60 million draw on our existing ABL facility was irrevocably deposited with the Trustee to fund the redemption of these notes on the Redemption Date. As a result of this deposit, our obligations under the Indenture have been discharged.

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
OVERVIEW
Executive Summary
We recorded net sales of $519.9 million for the quarter ended September 30, 2023 compared to $538.8 million for the quarter ended September 30, 2022. We recorded net income for the quarter ended September 30, 2023 of $36.6 million, or $2.17 per diluted share, compared to net income of $20.6 million or $1.21 per diluted share for the quarter ended September 30, 2022. We recorded Adjusted EBITDA for the quarter ended September 30, 2023 of $80.6 million compared to $77.3 million for the quarter ended September 30, 2022.
We recorded an increase of 1% in net sales to $1.6 billion for the nine months ended September 30, 2023 compared to $1.6 billion for the nine months ended September 30, 2022. We recorded net income for the nine months ended September 30, 2023 of $90.1 million, or $5.29 per diluted share, compared to net income of $51.9 million or $3.04 per diluted share for the nine months ended September 30, 2022. We recorded Adjusted EBITDA for the nine months ended September 30, 2023 of $217.6 million compared to $199.2 million for the nine months ended September 30, 2022.
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
As of September 30, 2023 there have been no significant changes with regard to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income and segment operating income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$36.6	$20.6	$90.1	$51.9
Income tax provision	11.0	18.9	29.6	29.3
Interest expense, net	6.9	8.0	22.0	27.3
Depreciation and amortization	24.4	26.2	73.8	77.4
Other operating charges, net	1.8	2.2	2.4	8.5
Debt retirement costs	—	—	—	0.5
Other non-operating (income) expense	(0.1)	1.4	(0.3)	4.3
Adjusted EBITDA	$80.6	$77.3	$217.6	$199.2

Pulp and Paperboard segment income	$42.7	$63.7	$141.8	$165.9
Depreciation and amortization	9.4	9.3	27.9	27.8
Adjusted EBITDA Pulp and Paperboard segment	$52.1	$73.0	$169.6	$193.7

Consumer Products segment income	$31.4	$5.2	$60.6	$9.6
Depreciation and amortization	14.4	16.0	44.1	46.9
Adjusted EBITDA Consumer Products segment	$45.8	$21.2	$104.7	$56.6

Corporate and other expense	$(18.0)	$(17.8)	$(58.5)	$(53.8)
Depreciation and amortization	0.6	0.9	1.8	2.6
Adjusted EBITDA Corporate and other	$(17.4)	$(16.9)	$(56.7)	$(51.1)

Pulp and Paperboard segment	$52.1	$73.0	$169.6	$193.7
Consumer Products segment	45.8	21.2	104.7	56.6
Corporate and other	(17.4)	(16.9)	(56.7)	(51.1)
Adjusted EBITDA	$80.6	$77.3	$217.6	$199.2

OUR OPERATING RESULTS
Our operating results for each of our segments are discussed below. See Note 15 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.
Pulp and Paperboard Segment

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per unit and paperboard shipments)	2023	2022	Increase (decrease)	2023	2022	Increase (decrease)
Sales:
Paperboard	$253.8	$292.7	(13.3)%	$789.7	$834.6	(5.4)%
Pulp	5.3	4.6	14.9%	15.5	18.5	(16.2)%
Other	2.3	3.5	(33.3)%	7.2	9.7	(25.8)%
	$261.4	$300.8	(13.1)%	$812.4	$862.8	(5.8)%

Operating income	$42.7	$63.7	(32.9)%	$141.8	$165.9	(14.6)%
Operating margin	16.3%	21.2%		17.5%	19.2%

Adjusted EBITDA	$52.1	$73.0	(28.6)%	$169.6	$193.7	(12.4)%
Adjusted EBITDA margin	19.9%	24.3%		20.9%	22.5%

Paperboard shipments (short tons)	187,944	208,298	(9.8)%	563,502	625,557	(9.9)%
Paperboard sales price (per short ton)	$1,350	$1,405	(3.9)%	$1,401	$1,334	5.0%

Sales volumes in our Pulp and Paperboard segment decreased for the quarter and nine months ended September 30, 2023 compared to the same periods in the prior year due to weaker demand as customers rebalance inventory levels due to reduced consumer spending. Sales prices decreased in our Pulp and Paperboard segment for the quarter ended September 30, 2023 compared to the same period in the prior year due to previously announced price decreases and changes in mix and increased for the nine months ended September 30, 2023 compared to the same period in the prior year due to the impacts of our previously announced price increases.

Overall, the decrease in operating income and Adjusted EBITDA for the quarter ended September 30, 2023 as compared to the same period in the prior year was primarily driven by lower sales volumes and sales prices, planned production downtime to manage inventories, partially offset by lower input costs, specifically in wood, energy, chemicals and freight. The decrease in operating income and Adjusted EBITDA for the nine months ended September 30, 2023 as compared to the same period in the prior year was primarily driven by lower sales volumes and planned production downtime to manage inventory, partially offset by higher sales prices.

Consumer Products Segment

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per unit and shipments)	2023	2022	Increase (decrease)	2023	2022	Increase (decrease)
Sales:
Retail tissue	$257.7	$237.1	8.7%	$756.5	$682.3	10.9%
Other	1.7	3.8	(56.3)%	4.8	13.8	(65.2)%
	$259.3	$241.0	7.6%	$761.3	$696.1	9.4%

Operating income	$31.4	$5.2	499.9%	$60.6	$9.6	529.2%
Operating margin	12.1%	2.2%		8.0%	1.4%

Adjusted EBITDA	$45.8	$21.2	115.6%	$104.7	$56.6	85.0%
Adjusted EBITDA margin	17.7%	8.8%		13.8%	8.1%

Shipments (short tons)
Retail	80,588	76,938	4.7%	236,108	228,968	3.1%
Other	1,422	2,322	(38.8)%	2,542	10,010	(74.6)%
	82,010	79,260	3.5%	238,650	238,978	(0.1)%

Sales price (per short ton)
Retail	$3,198	$3,082	3.7%	$3,204	$2,980	7.5%
Retail sales volumes in our Consumer Products segment increased for the quarter and the nine months ended September 30, 2023 compared to the same periods in the prior year due to the increased demand for private label versus branded products. Retail sales prices increased in our Consumer Products segment for the quarter and the nine months ended September 30, 2023 compared to the same periods in the prior year due to our previously announced price increases and improved product mix.
Overall, the increase in operating income and Adjusted EBITDA for the quarter ended September 30, 2023 compared to the same period in the prior year was driven by higher sales prices and lower input costs, primarily in pulp, freight, chemicals and energy costs. The increase in operating income and Adjusted EBITDA for the nine months ended September 30, 2023 compared to the same period in the prior year was driven by higher sales prices partially offset by higher input costs, primarily in freight and energy costs.
Corporate expenses
Corporate expenses for the quarter and nine months ended September 30, 2023 were $18.0 million and $58.5 million compared to $17.8 million and $53.8 million in the same periods in the prior year. The increase between periods is primarily related to costs associated with business process improvement projects and higher wages. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
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
Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2023 were $125.0 million compared to net cash flows provided by operating activities of $132.8 million for the nine months ended September 30, 2022. This decrease was driven by higher cash outflows related to the major outage that occurred in the later portion of 2022 which did not occur in 2021 and higher inventory levels. This was partially offset by improved operating performance. Accounts receivable and accounts payable agings as of September 30, 2022 have remained relatively consistent with balances as of December 31, 2022.
Investing Activities
Net cash flows used in investing activities for the nine months ended September 30, 2023 were $48.5 million compared to $19.9 million in the same period of the prior year. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $16.5 million and $7.3 million related to capital expenditures that had not yet been paid at September 30, 2023 and 2022.
During 2023, we expect cash paid for capital expenditures to be approximately $70 million to $80 million.
Financing Activities
During the nine months ended September 30, 2023, net cash used for financing activities was $20.7 million. We used $15.1 million to repurchase stock though our share repurchase program and $4.7 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, we borrowed and repaid $12 million on our ABL credit facility to cover short term cash requirements.

During the nine months ended September 30, 2022, net cash used for financing activities was $87.6 million. We used $50 million to payoff our Term Loan Credit Agreement, $30 million to make open market purchases of our 2014 Notes and $4.9 million for common stock repurchases under our stock repurchase program.
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

As of September 30, 2023, we were in compliance with the ABL Credit Agreement, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our ABL Credit Agreement.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant developments with regard to our exposure to market risk for the quarter ended September 30, 2023. For a discussion of certain market risks to which we may be exposed, see Part II, “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.	Controls and Procedures
As of September 30, 2023, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2023 to July 31, 2023	83,578	$32.08	83,578	$12.1
August 1, 2023 to August 31, 2023	43,071	$34.45	43,071	$10.6
September 1, 2023 to September 30, 2023	23,645	$35.88	23,645	$9.7
Total	150,294	$33.36	150,294

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 5.	Other Information.
During the quarter ended September 30, 2023, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of regulation S-K.

ITEM 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed herewith?	Form	Exhibit No.	Date Filed
31**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.	X
10.1[1]	Offer letter, dated July 30, 2023 between Sherri J. Baker and the Company.	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

[1] Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

October 30, 2023	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

October 30, 2023	By:	/s/ SHERRI J. BAKER
Sherri J. Baker
Senior Vice President, Chief Financial Officer (Principal Financial Officer)