Form 10-K
period 2023-12-31
Clearwater Paper Corp
filed 2024-02-20
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates was $514.1 million.
As of February 19, 2024, 16,483,898 shares of common stock were outstanding.
__________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2024 Annual Meeting of Stockholders to be held on May 9, 2024 are incorporated by reference in Part III of this Form 10-K.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding accounting standards; our strategy; raw materials and input usage and costs, including energy costs and usage; our operations and expectations; borrowing and credit facilities; cash flows; capital expenditures; disclosure controls; compliance with our loan and financing agreements; tax rates; debt repayments; operating costs; selling, general and administrative expenses; liquidity; benefit plan funding levels; tax benefits or liabilities related to worthless stock deductions; stockholder equity; capitalized interest; interest expenses; legal proceedings and the proposed transaction between us and Graphic Packaging; the commitment letter to finance the proposed transaction; and the ability of the parties to complete the proposed transaction and financing considering the various closing conditions. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:
•the expansion of our business through the acquisition of a paperboard manufacturing facility and associated business may not be completed or proceed as anticipated;
•our inability to realize the expected benefits of the acquisition because of integration difficulties or other challenges;
•competitive pricing pressures for our products, including as a result of capacity additions, demand reduction and the impact of foreign currency fluctuations on the pricing of products globally;
•changes in the United States and international economies and in general economic conditions in the regions and industries in which we operate;
•cyclical industry conditions;
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
•labor disruptions;
•cyber-security risks;
•larger competitors having operational, financial and other advantages;
•consolidation and vertical integration of converting operations in the paperboard industry;
•our ability to execute on our growth and expansion strategies;
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
BUSINESS SEGMENTS
We have two business segments: Pulp and Paperboard and Consumer Products. Sales for these segments for the last three years are included in the table below:

	Year Ended December 31,			Increase (decrease)
(In millions)	2023	2022	2021	2023-2022	2022-2021
Pulp and Paperboard	$1,063.7	$1,136.3	$946.0	(6.4)%	20.1%
Consumer Products	1,023.4	950.2	835.0	7.7%	13.8%
Eliminations	(4.3)	(6.4)	(8.4)	(32.8)%	(22.8)%
	$2,082.8	$2,080.1	$1,772.6	0.1%	17.3%
Pulp and Paperboard Segment
Our Pulp and Paperboard segment markets and manufactures bleached paperboard for the high-end segment of the packaging industry and is a leading producer of Solid Bleached Sulfate (SBS) paperboard. This segment produces hardwood and softwood pulp, which is primarily used as the basis for our paperboard products or transferred to our Consumer Products segment. Minor amounts of pulp are sold to outside customers. We believe we are one of the five largest producers of bleached paperboard in North America with approximately 16% of the available U.S. production capacity in 2023. We also provide custom sheeting, slitting and cutting of paperboard products.
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
In general, the process of making SBS paperboard begins by chemically cooking wood fiber to make pulp. The pulp is bleached to provide a white, bright pulp, which is formed into paperboard. Bleached pulp that is to be used as market pulp is dried and baled on a pulp drying machine, bypassing the paperboard machines. The various grades of paperboard are wound into rolls for converting to final end users. Liquid packaging and cup stock grades are coated in a separate operation to create a resistant and durable liquid barrier.
Folding carton is the largest portion of the SBS category of the North American paperboard industry. Within the folding carton segment, there are varying qualities of SBS paperboard, as well as competing paperboard substrates that can be substituted for SBS. We focus on the high end of the folding carton category which requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. This generally provides for differentiation resulting in margins that are more attractive than less demanding folding carton applications.
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
The cup and plate category consists of paperboard primarily converted into packaging for premium ice cream, hot and cold cups used in quick service channels and commodity focus plates. Our cup and plate paperboard is used in a mixture of premium and commodity applications.
Other applications include carded packaging for blister board alternatives (e.g., batteries and lip stick) and bleached bristols which are used to produce premium printing heavyweight paper grades used in commercial application. Bristols can be clay coated on one side or both sides for applications such as brochures, presentation folders and paperback book covers.
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
We utilize various methods for the sale and distribution of our paperboard. The majority of our paperboard is sold to packaging converters in North America through sales managers located throughout the United States, with a smaller percentage channeled through distribution to commercial printers. We sell sheeted paperboard products directly to folding carton converters, merchants and commercial printers. Our principal methods of competing are product quality, customer service and price.
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
We believe that we are the only U.S. consumer tissue manufacturer that solely produces a full line of quality private branded tissue products for large retail trade channels with a national footprint. We believe we are able to offer products that match the quality of leading national brands, but generally at lower prices. We sell a combination of ultra and premium products as well as compete with value categories. Value grade products utilizing recycled fiber are also produced for customers who wish to further diversify their product portfolio. We utilize independent companies to routinely test our product quality. We believe we accounted for 5% of the overall U.S. at-home market in 2023, including branded and private branded products.
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
Additionally, we procure a portion of our pulp requirements. Annually, we purchase approximately 310,000 short tons of pulp, the majority of which is bleached hardwood pulp, on the open market through long-term contracts or market transactions. Our Pulp and Paperboard segment purchases approximately 60,000 short tons and our Consumer Products segment purchases approximately 250,000 short tons. The remaining pulp needs for our Consumer Products segment are supplied internally by our Pulp and Paperboard segment.
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
Energy
We consume substantial amounts of energy, such as electricity, hog fuel, steam and natural gas. We purchase a significant portion of our natural gas and electricity under supply contracts. Under most of these contracts, the providers have agreed to provide us with our requirements for a particular type of energy at a specific facility and have pricing mechanisms that adjust or set prices based on current market conditions.
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
CLIMATE CHANGE
Climate change is an important issue to the public, governmental authorities and various other stakeholders, and is a high priority issue for our business. Our continuing efforts to incorporate climate risk and opportunity into our core business strategy and disclosure include:
•Governance - Incorporating sustainability issues, including climate-related topics, into quarterly Board meetings.
•Strategy - GHG targets validated by the Science Based Targets initiative (SBTi) and developed a roadmap to obtain reductions.
•Risk & Opportunity - Integrating climate change related risk into our enterprise risk management (ERM) program, which provides a systematic approach to identifying and understanding risks to the company that might arise from changes in regulation and physical or operational events.
We have voluntarily provided disclosure and established targets with respect to climate change. Satisfying these targets has increased and may continue to increase our capital and operational costs. Achievement of these targets is subject to various risks and uncertainties and there is no assurance that our actions or investments will meet investor expectations or any applicable regulatory standards regarding sustainability. Our failure to meet these climate targets could adversely impact our reputation which could adversely impact our business. Moreover, our voluntary establishment and disclosure of these targets may put us at a competitive disadvantage.
Metrics & Targets
•Committing to 2030 targets to reduce Scope 1 and Scope 2 GHG emissions by 30% and Scope 3 GHG emissions by 25%.
•Developing a new water conservation and effluent reduction target consistent with our understanding of the best available climate science.
•Expanding our recyclable, compostable or marine-degradable grades to represent more than 10% of our total SBS cupstock manufacturing by 2030.
•Generating renewable fuel from our organic residual wood fiber to generate steam which is converted to electricity, reducing the need for external energy or fuel at our Idaho and Arkansas mills.
Additional information regarding our GHG targets and strategy are available in our 2023 Sustainability Report, which we prepared in accordance with the Global Reporting Initiative (GRI) Standards Core Option. Our sustainability reports are available on our website at www.clearwaterpaper.com/sustainability. The information contained in these sustainability reports is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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
HUMAN CAPITAL
Our core values of Commitment, Collaboration, Communication, Courage, and Character are the foundation that define our culture and guide our operations to ensure that we protect, develop, and support our most critical stakeholders – our employees, customers, and communities. We apply these core values throughout our organization with key focus areas of safety and human capital management as discussed below.
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
Human Capital Management
Our approximately 3,100 employees are instrumental to delivering on our commitments to our customers and securing long term success for our organization. We actively work to attract and retain the best-qualified talent by offering competitive benefits, including market-competitive compensation, healthcare, paid time off, parental leave, retirement benefits, tuition assistance, employee skills development and leadership development. We have deployed training and development programs across our organization to invest in the professional growth of our people.
We believe that a sustained commitment to diversifying and fairly treating all of our employees makes us a stronger and more competitive organization. We are dedicated to fostering and sustaining an environment where our teammates are valued for their unique backgrounds, knowledge, skills, and experiences. We continue to execute on these goals.
As of December 31, 2023, approximately 1,270 of our employees are covered under collective bargaining agreements. Unions represent hourly employees at two of our manufacturing sites. For a discussion of the uncertainties and business risks associated with employee relations, see Part I, Item 1A, "Risk Factors — Risks Related to Our Business Operations and the Markets in Which We Operate — Our business and financial performance may be harmed by future labor disruptions."

ITEM 1A.	Risk Factors
Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.
TRANSACTION RISK FACTORS
The expansion of our business through the acquisition of a paperboard manufacturing facility and associated business may not be completed or proceed as anticipated.
Our long-term growth strategy involves strengthening our position as a premier, independent supplier of paperboard products to North American converters. On February 19, 2024, we announced our entry into an agreement to purchase the consumer packaging business operating out of the paperboard mills and associated facilities in Augusta, Georgia (the “Mill Facility”) owned by Graphic Packaging International, LLC. The completion of the acquisition entails many risks, including that one or more closing conditions to the transaction, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise; the proposed transaction may not be completed in the time frame expected by us, or at all; unexpected costs, charges or expenses resulting from the proposed transaction; and stockholder litigation in connection with the proposed transaction or other settlements or investigations may affect the timing or occurrence of the proposed transaction or result in significant costs of defense, indemnification and liability.
We may not realize the expected benefits of the acquisition of the Mill Facility because of integration difficulties or other challenges.
We may not be able to maintain the levels of revenue, earnings or operating efficiency that we estimate for the Mill Facility. In addition, the success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from the acquisition, including anticipated revenue, customer growth and cost structure and production scale benefits. The integration process will be complex, costly and time-consuming. The potential risks associated with our efforts to integrate the Mill Facility operations and business include, among others:
▪failure to implement effectively our business plan for the addition of the operations and business into our existing systems;
▪unanticipated issues in integrating financial, manufacturing, logistics, information, communications and other systems;
▪failure to retain key employees;
▪failure to retain key customers;
▪inconsistencies in standards, controls, procedures and policies, including internal control and regulatory requirements under the Sarbanes-Oxley Act of 2002; and
▪unanticipated issues, expenses and liabilities.
Further, the integration of the Mill Facility requires the focused attention of our management team, including a significant commitment of their time and resources. The need for our management to focus on integration matters could have a material and adverse impact on our sales and operating results.
Any inability by us to integrate and manage the Mill Facility in a timely and efficient manner, any inability to achieve anticipated revenues, cost savings or other anticipated benefits from the acquisition in the time frame we anticipate or any unanticipated required increases in capital spending could adversely affect our business, financial condition, results of operations or liquidity. The acquisition will increase our indebtedness and also may limit our ability to access additional capital when needed and divert management’s attention from other business concerns.
RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE
Post-pandemic industry and market conditions adversely affected and may continue to adversely affect the operating results and cash flows of our Pulp and Paperboard business.
Our Pulp and Paperboard segment experienced a surge in demand during and following the COVID-19 pandemic due to increased packaging and other usage of paperboard needed to address substantially higher consumer activity. In response to this demand, our customers added to their paperboard inventories. As consumer activity leveled out, our customers are deployed their inventories to address their paperboard needs, leading to an overall decline in paperboard demand and prices in 2023. If this trend continues, we may experience further decline in paperboard demand, we may be unable to sustain pricing, and we may need to take production downtime. During production downtimes, we not only experience lost revenue from lower shipment volumes, but are also forced to continue to incur our fixed manufacturing costs which are not absorbed by our lower production levels. Our results of operations and cash flows may be materially adversely affected in a period of prolonged and significant market weakness. We are not able to predict market conditions or our ability to sustain pricing and production levels during periods of weak demand.
The loss of, or a significant reduction in, orders from, or changes in prices in regard to, any of our large customers could adversely affect our operating results and financial condition.
We derive a substantial amount of revenues from a concentrated group of customers. Our top 10 customers accounted for 54% of sales in 2023. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our results of operations and financial condition. In 2023, we experienced increased price competition in our paperboard business along with a significant drop in demand due to market conditions. This competition and the decline in demand has resulted in a decrease in our paperboard revenue and gross margins and adversely affected our financial condition.
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
We expect increased competition in North America from both foreign and domestic manufacturers. We have experienced, and expect to continue to experience, increased direct sales by foreign competitors into the markets in which we compete. In addition, as a result of increased sales by foreign suppliers into the Asian and European markets, we expect domestic manufacturers to seek to increase their sales in the United States to offset displaced overseas sales. Furthermore, existing and potential customers could choose to use alternative materials that we do not produce, such as substitute paperboard products and plastic. An increased supply of or demand for any of these alternative materials could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our results of operations and cash flows.
Several significant investments in paperboard manufacturing facilities in North America and globally have been announced which could significantly increase the production and supply of SBS and Folding Boxboard, or FBB, paperboard. One competitor has announced the first meaningful investment in FBB paperboard production in the North American market, which could have a cost of production advantage over SBS producers. We currently only produce SBS paperboard. If demand for SBS paperboard does not increase commensurate with the increased SBS and FBB supply, resulting in lower capacity utilization, the price of SBS and FBB paperboard could be materially and adversely effected. In addition, the production of FBB paperboard could result in the displacement of demand for SBS in the North American and export markets, which could adversely affect the demand and market price for SBS paperboard.
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

Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, cyber-attacks and malware, terrorism, changes in or non-compliance with environmental or safety laws, and the lack of availability of services from any of our facilities' key suppliers. For example, in the fourth quarter of 2023, we were forced to partially shutdown parts of our mill and curtail production at our Idaho facility due to damage to a natural gas pipeline that supplied the region. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our results of operations.
We depend on external sources of wood pulp and wood fiber for a significant portion of our tissue production, which exposes our business and results of operations to potentially significant fluctuations in the price of market pulp and wood fiber.
Our Consumer Products segment sources a significant portion of its wood pulp requirements from external suppliers, which exposes us to price fluctuation. In 2023, we sourced 70% of our Consumer Product segment pulp requirements (or 30% overall) of our pulp from external sources. Pulp prices can, and have, changed significantly from one period to the next. The volatility of pulp prices can adversely affect our earnings if we are unable to pass cost increases on to our customers or if the timing of any price increases for our products significantly trails the increases in pulp prices.
Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products and consumer products. Wood fiber pricing is subject to regional market influences, and our cost of wood fiber may increase in the areas our pulp and paperboard facilities are located due to market shifts in those regions. For example, much of the wood fiber we use in our pulp manufacturing process in Lewiston, Idaho, is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in both the pulp and paper and lumber industries, which in the case of the latter is impacted by regional new home construction as well as home remodeling and repairs. During the past decade, many sawmills in the western United States have closed or curtailed operations or their operations have been consolidated. Additionally, the ability of paper and wood pellet mills in British Columbia to acquire wood fiber from the U.S. Inland Northwest region with limited to no reciprocal ability by U.S. mills to acquire wood fiber from British Columbia, reduces the supply of, and increases the costs for, wood fiber. The price of wood fiber in the Pacific Northwest is expected to remain volatile. Our Arkansas pulp and paperboard facility relies on whole log chips for a significant portion of its wood fiber, the supply of which can be negatively affected by regional demand from other paper or wood product manufacturing facilities as well as adverse weather conditions and reductions in logging companies.
The primary source for wood fiber is timber, the availability of which may be limited by adverse weather, fire, insect infestation, disease, ice storms, windstorms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices.
The effects on market prices for wood fiber resulting from various governmental programs involving tax credits or payments related to biomass and other renewable energy projects or from environmental litigation or regulation are uncertain and could result in a reduction in the supply of wood fiber available for our pulp and paperboard manufacturing operations. Additionally, wood pellet and pulp facilities can increase demand and prices for wood fiber. If we and our pulp suppliers are unable to obtain wood fiber at favorable prices or at all, our costs will increase and our operations and financial results may be harmed.
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
Our dependence on a limited number of third-party suppliers, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality and delivery schedules. Limitations on the availability of, and subsequent increases in, the costs of raw materials could have an adverse effect on our financial results. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or will continue to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms.
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
Substitution amongst paperboard grades could have an adverse effect on our financial results.
We currently manufacture only SBS paperboard. In addition to non-paper-based packaging substitutes for paperboard, there are other grades or substrates of paperboard, including FBB, Coated Recycled Board (CRB), and coated unbleached kraft (CUK) paperboard, which are or can be substituted for SBS paperboard. If demand for SBS paperboard declines as a result of customer or consumer demand for these substitute products, we may lose business or may not be able to grow our existing paperboard business, and we may be forced to sell at lower margins, all of which could negatively affect our financial condition and results of operations.
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
We have historically sold a majority of our consumer tissue products through retail grocery stores. These and other traditional retail outlets are facing increasingly intense competition from supercenters, club stores, wholesale grocers, drug, dollar, variety and specialty stores. In response to this competition, there has been consolidation among retail grocery stores in particular. We also face increasingly intense competition from competitors who have incorporated the internet as a direct-to-consumer channel and internet-only providers that sell tissue and other grocery products. The intense competition faced by our customers has resulted in increased efforts by them to reduce costs from suppliers like us and requires that we become more cost efficient to maintain our market share and profitability. The changing retail landscape also requires that we develop and maintain relationships with a wider variety of retailers and retail channels to succeed in this dynamic environment, which can decrease our supply network efficiency and increase our costs.
Our business and financial performance may be harmed by future labor disruptions.
As of December 31, 2023, approximately 1,270 of our full-time employees were represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. In July 2024, a collective bargaining agreement for hourly employees at our Cypress Bend facility, which affects approximately 270 employees, will expire. Any failure to reach an agreement with one of the unions may result in strikes, lockouts, work slowdowns, stoppages or other labor actions, any of which could have a material adverse effect on our operations and financial results.
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
We may be subject to operational and financial climate change risks.
Extreme weather-related events caused by climate change, such as prolonged, extreme high or low temperatures, extreme storms, floods and decreased or curtailed water supplies, could result in physical damage to our facilities and operations. Such events may also result in supply chain disruptions and increased costs. For example, in both 2020 and 2021, extreme weather events resulted in the curtailment of operations at our Arkansas mill and in the first quarter of 2024 extreme cold and related natural gas supply issues resulted in the shutdown and damage to our Lewiston, Idaho mill. The ability to harvest the wood fiber used in our manufacturing operations may be limited, and prices could become volatile, because of variations in weather, wildfires, and climate conditions. Damage or disruptions we may incur because of climate-related risks could have a material adverse effect on our manufacturing and sales operations, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement mitigation efforts to address potential climate change impacts.
Expansion of our business through construction of new facilities or acquisitions may not proceed as anticipated.
We may enhance, modify or build manufacturing facilities, pursue acquisitions of existing facilities, or both. We may be unable to identify future suitable strategic capital or building projects or acquisition targets. In addition, we may be unable to achieve anticipated benefits or cost savings from construction projects or acquisitions in the timeframe we anticipate, or at all. Any inability by us to integrate and manage any new or acquired facilities or businesses in a timely and efficient manner, any inability to achieve anticipated cost savings or other anticipated benefits from these projects or acquisitions in the time frame we anticipate or any unanticipated required increases in costs or capital spending could adversely affect our business, financial condition, results of operations or liquidity. Large construction projects or acquisitions can result in a decrease in our cash and short-term investments, an increase in our indebtedness, or both, and also may limit our ability to access additional capital when needed and divert management's attention from other business concerns.
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
RISKS RELATED TO OUR EMPLOYEE PLANS

We may be required to pay material amounts to multiemployer pension plans; our participation subjects us to potential liabilities, which could be significant, if we withdraw from a plan in the future.
We contribute to two multiemployer pension plans. The amount of our annual contributions to these plans is negotiated with the union representing our employees covered by each plan. In 2023, we contributed approximately $5.8 million to these plans. If in future years we continue to participate in these plans, we may be required to make increased annual contributions in amounts that are difficult to predict and potentially beyond our control, which would reduce the cash available for business and other needs. The decision whether to continue to participate in these multiemployer plans does not rest solely with us; rather, it is negotiated as part of the collective bargaining agreements with labor unions that participate in these plans.
If we were to withdraw partially or completely from a multiemployer plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits as required by law. This is called withdrawal liability. The amount of withdrawal liability, if any, assessable to us if we were to withdraw in a future year is difficult to predict and largely beyond our control.
One of the multiemployer pension plans to which we contribute, the IAM National Pension Fund, or IAM NPF, elected to be certified to be in “critical status” for the plan year beginning January 1, 2019. If we were to withdraw from IAM NPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of IAM NPF’s unfunded vested benefits. Based on information available to us, as well as information provided by IAM NPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2023, we would be obligated to pay a single sum withdrawal liability payment of approximately $5.3 million on a pretax basis if we were to have completely withdrawn from IAM NPF in 2023. We currently have no plans to withdraw from IAM NPF and have not recognized any liability associated with a withdrawal from IAM NPF in our consolidated financial statements.
The other multiemployer pension plan to which we contribute, the PACE Industry Union-Management Pension Fund, or PIUMPF, was certified to be in “critical status” for the plan year beginning January 1, 2010 and continued to be in critical status through the plan year beginning January 1, 2014. For the plan years beginning January 1, 2015 through January 1, 2023, PIUMPF was certified to be in “critical and declining status” under the Multiemployer Pension Reform Act of 2014. The number of employers participating in PIUMPF fell from 135 during 2012 to 43 in 2022. We are the largest contributing employer participating in PIUMPF.
The American Rescue Plan Act of 2021, or ARPA, includes provisions to provide financial relief to financially troubled multiemployer pension plans. In 2023, PIUMPF applied for and received approximately $1.3 billion in a lump sum payment under this program — an amount intended to allow it to remain solvent until approximately 2051.
If we were to withdraw from PIUMPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of PIUMPF’s unfunded vested benefits. Based on information available to us, as well as information provided by PIUMPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2023, the withdrawal liability payments that we would be required to make to PIUMPF were we to have completely withdrawn in 2023 would be approximately $5.7 million per year on a pretax basis. These payments generally would continue for 20 years with an estimated present value of approximately $73 million on a pre-tax basis. Were we voluntarily to withdraw from PIUMPF, we could be subject to substantial payments in addition to the withdrawal liability payments described above. As a plan in critical and declining status, PIUMPF has adopted a rehabilitation plan. That rehabilitation plan purports to require a withdrawing employer to make an additional, lump-sum payment — above and beyond the statutory withdrawal liability — based on the employer’s share of PIUMPF’s accumulated funding deficiency, or AFD.
We believe PIUMPF’s purported imposition of this AFD exit fee on withdrawing employers is not legally enforceable — and that PIUMPF’s receipt of approximately $1.3 billion in lump sum financial relief from the federal government (through the ARPA program) provides additional support for this belief. Among other things, since it was enacted, PIUMPF’s sole justification for imposition of the AFD exit fee is that it was necessary to forestall PIUMPF’s insolvency — a justification that no longer applies now that PIUMPF has received funds under the ARPA program that have addressed its solvency crisis.
Nevertheless, we are aware that one large employer that withdrew from PIUMPF prior to PIUMPF’s receipt of ARPA funds has recognized a liability for payment of an AFD exit fee amount and that other withdrawing employers have paid some amounts in respect to the AFD exit fee. There have been lawsuits in federal courts challenging PIUMPF’s AFD exit fee. These lawsuits have not resolved the issue.
If the AFD exit fee were held to be legally enforceable, and if we were to withdraw in a future year, the amount of our AFD exit fee liability at the time of our withdrawal would be material and subject to a variety of factors, including without limitation, the nature and timing of a withdrawal, the financial health of PIUMPF at the time of the withdrawal, the level of contributions to the plan made by other contributing employers before our withdrawal, whether any employers that had withdrawn in the intervening years had made AFD exit fee payments, and the effect of funding provided under ARPA. We expect that all other things being equal, the use of ARPA funds will reduce PIUMPF’s AFD exit fee over an extended time-period. Since we currently have no plans to withdraw from PIUMPF, we have not recognized any liability associated with a withdrawal from PIUMPF in our consolidated financial statements.
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
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2023, we had approximately $468 million face value of debt outstanding, collectively which is related to our $275 million 2020 Notes, Credit Agreements (as defined below) and finance leases. We had availability of approximately $120 million under our PCA Credit Agreement (as defined below) as of December 31, 2023. After giving effect to borrowing base limitations, drawings outstanding and issuance of letters of credit, we had availability of approximately $235.3 million under our ABL Credit Agreement (as defined below) as of December 31, 2023.
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
We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Credit Agreements restrict but do not prohibit us from doing so. We had availability of approximately $120 million under our PCA Credit Agreement as of December 31, 2023. After giving effect to borrowing base limitations and issuance of letters of credit, we had availability of approximately $259.0 million under the Credit Agreement as of December 31, 2023. In addition, our Credit Agreements allow us to obtain additional secured revolving loan commitments under our ABL Credit Agreement under certain circumstances, which would be guaranteed by our subsidiary guarantors. In addition, the indenture governing our notes does not prevent us from incurring certain other liabilities that do not constitute secured indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
If we default under our Credit Agreements, or other indebtedness, we may not be able to service our debt obligations.
In the event of a default under our Credit Agreements or other indebtedness, lenders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby permitting an acceleration of amounts outstanding under our debt obligations, we may not be able to repay the amounts due. Events of default are separately defined in each credit agreement or indenture, but include events such as failure to make payments when due, breach of covenants, default under certain other indebtedness, failure to satisfy judgments in excess of a threshold amount, certain insolvency events and the occurrence of a change of control (as defined in the Credit Agreements). The occurrence of an event of default could have serious consequences to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.
To service our substantial indebtedness, we must generate significant cash flows. Our ability to generate cash depends on many factors beyond our control, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2023, we had approximately $468 million of outstanding indebtedness, and we could incur substantial additional indebtedness in the future. Our ability to make scheduled payments on or to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash from our operations. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, our debt agreements limit the use of the proceeds from certain dispositions; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.
Our Credit Agreements contain various covenants that limit our discretion in the operation of our business.
Our Credit Agreements contain various covenants that limit our discretion in the operation of our business by restricting our ability to:
•undergo a change in control;
•sell assets;
•pay dividends and make other distributions;
•make investments, capital expenditures and other restricted payments;
•redeem or repurchase our capital stock;
•incur additional debt and issue preferred stock;
•guarantee indebtedness;
•create liens;
•consolidate, merge or sell substantially all of our assets;
•enter into certain transactions with our affiliates;
•engage in new lines of business; and

•enter into sale and lease-back transactions.
These restrictions on our ability to operate our business at our discretion could materially harm our business by, among other things, limiting our ability to enter into, make, or borrow in order to take advantage of financing opportunities with respect to mergers and acquisitions, capital expenditures and other corporate opportunities.
If and when (and for as long as) availability, as calculated, under the ABL Credit Agreement is less than a specified amount for a certain period of time, funds deposited into deposit accounts used for collections would be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the ABL Credit Agreement. If and when our leverage ratio, as calculated under the PCA Credit Agreement, is greater than a specified amount (and lasting until at least the end of two fiscal quarters until our leverage ratio is less than such amount), the amount of dividends, stock repurchases, capital expenditures and other investments we would be permitted to make in the then current fiscal year would be capped at specified dollar amounts.
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
There are various limitations on our ability to incur the full $275 million of commitments under our ABL Credit Agreement and borrowings under our ABL Credit Agreement are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the ABL Credit Agreement, a monthly fixed charge maintenance covenant would become applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than or equal to the greater of (i) 10.0% of the lesser of the borrowing base and the maximum $275 million of current revolving loan commitments (such lesser amount, the “Line Cap”) and (ii) $19 million. As of December 31, 2023, availability under the ABL Credit Agreement was approximately $235.3 million or 86% of the Line Cap. However, it is possible that availability, as calculated under the ABL Credit Agreement, could fall below the minimum threshold in a future period. If the covenant trigger were to occur, we would be required to satisfy and maintain on the last day of each quarter a fixed charge coverage ratio of at least 1.1x for the preceding four quarter period for which financial statements had been delivered. As of December 31, 2023, our fixed charge coverage ratio was approximately 3.85x. If and when the fixed charge coverage ratio were to be tested, our ability to meet the minimum fixed charge coverage ratio could be affected by events beyond our control, and we cannot assure you that we would meet this ratio at such time. A breach of any of these covenants could result in a default under the ABL Credit Agreement. Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.
Our failure to comply with the covenants contained in our Credit Agreements or the indenture governing our outstanding notes, including as a result of events beyond our control, could result in an event of default that could cause repayment of the debt to be accelerated.
If we are not able to comply with the covenants and other requirements contained in the indenture governing our outstanding notes, our Credit Agreements or our other debt instruments, an event of default under the relevant debt instrument could occur. If an event of default does occur, it could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments. In addition, we may not be able to refinance or restructure the payments on the applicable debt. Even if we were able to secure additional financing, it may not be available on favorable terms.
Credit rating downgrades could increase our borrowing costs or otherwise adversely affect us.
Some of our outstanding indebtedness has received credit ratings from rating agencies. Our credit ratings could change based on, among other things, our results of operations and financial condition. Credit ratings are subject to ongoing evaluation by credit rating agencies and may be lowered, suspended or withdrawn entirely by a rating agency or placed on a “watch list” for a possible downgrade or assigned a “negative outlook.” Although our indebtedness does not include any triggers that would increase existing borrowing rates if there were a ratings downgrade, actual or anticipated changes or downgrades, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, could increase our future borrowing costs, which could in turn adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock. If a downgrade were to occur or a negative outlook were to be assigned, it could impact our ability to access the capital markets to raise debt and/or increase the associated costs. In addition, while our credit ratings are important to us, we may take actions and otherwise operate our business in a manner that adversely affects our credit ratings.
An increase in interest rates could have a negative effect on our business.
We have the ability to select the Secured Overnight Funding Rate (SOFR) as a benchmark rate at which outstanding obligations under the Credit Agreements are based. SOFR is a floating rate, subject to a minimum rate set in the Credit Agreements. As a result, we are exposed to risks associated with an increase in interest rates, including if the Federal Reserve raises interest rates as it has done and may continue to do so in the future. Any further increase in SOFR will increase the Company’s debt service obligations, which could have a negative impact on the Company’s cash flow, financial position or operating results, including cash available for servicing the Company’s indebtedness, or result in increased borrowing costs in the future. We may utilize derivative financial instruments, such as interest rate swaps, to manage our interest rate risk. There can be no assurance, however, that increases in interest rates will not adversely affect our business, financial position and results of operations by causing an increase in interest expense. Significantly higher interest rates may also, among other things, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness.
We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions.
We are periodically subject to a number of tax examinations by state and U.S. federal taxing authorities. U.S. federal, state and local, are extremely complex and subject to varying interpretations. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. In connection with our U.S. federal tax return for 2022, we took a tax deduction related to a worthless stock loss (creating net operating loss) in connection with the dissolution of one of our subsidiaries, Cellu-Tissue. During 2023, we entered into a post-filing agreement process with the U.S. tax authorities to resolve this position expediently. In connection with the 2022 return, we received a $26 million refund associated with this position. Because of the uncertainty as to whether this position will be upheld through the post-filing agreement process, we have fully reserved for the estimated tax benefit associated with the deduction. If there are tax benefits, including, but not limited to, the worthless stock loss deduction or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have an adverse effect on our business, results of operations and financial condition.
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
During 2023, interest and inflation rates have increased significantly relative to recent years, although the impacts have been felt to different extents and the far extent of such increases remains to be seen. These increasing rates may materially affect our prices and the demand for our products.
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

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 1C.	Cybersecurity
Our cybersecurity program is managed by our Chief Information Officer (CIO), whose team is responsible for leading enterprise-wide information technology strategy, policy, standards, architecture, and processes. The CIO provides regular reports to our Board, Chief Executive Officer and other members of our senior leadership team. These reports include updates on our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.
Assessing, identifying and managing cybersecurity related risks are integrated into our overall ERM process. Cybersecurity related risks are included in the risk universe that the ERM function evaluates to assess top risks to the enterprise on an annual basis. The ERM process’s annual risk assessment is presented to the Board of Directors.
Our programs are regularly evaluated by external experts with the results of those reviews reported to the senior leadership team and the Board. We also actively engage with key vendors, industry participants, and intelligence communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

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

(In tons)	Tissue Parent Rolls	Tissue converting	Pulp [1]	Paperboard	Sheeted Paperboard
Las Vegas, Nevada	44,000	74,000
Lewiston, Idaho	190,000	90,000	520,000	480,000
Shelby, North Carolina	156,000	150,000
Elwood, Illinois		63,000
Cypress Bend, Arkansas			320,000	340,000
Mendon, Michigan					50,000
Wilkes-Barre, Pennsylvania					41,000
Dallas, Texas					29,000
Richmond, Virginia					34,000
Hagerstown, Indiana					37,000
	390,000	377,000	840,000	820,000	191,000
1 Pulp is consumed internally either within our Paperboard operations or is transferred to our Tissue operations.

ITEM 3.	Legal Proceedings
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
HOLDERS
As of February 16, 2024, there were approximately 575 registered holders of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On December 15, 2015, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. As of December 31, 2023, we had up to $6.9 million of authorization remaining. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time.
The following table reflects our shares repurchased during the fourth quarter of 2023. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2023 to October 31, 2023	29,500	$35.74	29,500	$8.7
November 1, 2023 to November 30, 2023	28,300	$35.33	28,300	$7.7
December 1, 2023 to December 31, 2023	20,993	$36.11	20,993	$6.9
Total	78,793	$35.69	78,793
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
PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder return of our common stock for the period beginning December 31, 2018 and ending December 31, 2023, with the cumulative total return during such period of the Russell 2000® Index, the S&P MidCap 400® Index (excluding those companies classified as members of the GICS® Financials sector) and the S&P 600 Small Cap Index. The comparison assumes $100 was invested on December 31, 2018, in our common stock and in the indices and assumes dividends were reinvested. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.
We measure our relative corporate performance for purposes of performance-based equity awards issued to our executive officers against a specific index. Each year, an index is established to apply to performance-based equity awards issued in that year. We currently measure our relative performance, for purposes of performance-based equity awards, against the S&P MidCap 400® Index (excluding those companies classified as members of the GICS® Financials sector) or the S&P 600 Small Cap Index. The cumulative return for those indexes is listed below.

This comparison assumes $100 was invested on December 31, 2018, in our common stock and in the indices and assumes dividends were reinvested.

	December 31,
	2018	2019	2020	2021	2022	2023
Company Name / Index
Clearwater Paper Corporation	$100.00	$87.65	$154.90	$150.47	$155.15	$148.22
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
S&P MidCap 400® Index (excluding members of the GICS® Financials sector)	100.00	128.99	145.12	182.31	156.43	183.91
S&P 600 SmallCap Index	100.00	122.78	136.64	173.29	145.39	168.73

ITEM 6.     [Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report. A discussion of the earliest year may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K filed on February 14, 2023.
Overview of Business
We are a premier manufacturer and supplier of bleached paperboard and consumer and parent roll tissue. We operate in two business segments, pulp and paperboard and consumer products. These business segments are described in greater detail in Item 8, Note 15, "Segment Information" of the Notes to the Consolidated Financial Statements.
In operating our business, we seek to:
•grow our portfolio of products through organic growth, acquisitions and commercial execution,
•leverage our cost and financial discipline to fund growth and improve margins, and
•allocate capital in value-creating ways.
Overview of 2023 Results
•Net sales of $2.1 billion, consistent with 2022 with Pulp and Paperboard net sales decreasing 6% and Consumer Products net sales increasing 8%.
•Net income was $107.7 million in 2023 or $6.30 per diluted share compared to a net income of $46.0 million or $2.68 per diluted share in 2022.
•Adjusted EBITDA was $281.0 million in 2023 compared to $226.9 million in 2022.
Business Environment and Trends
Pulp and paperboard sales
The paperboard industry is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, prices for products and sales volumes have historically been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. During 2023, the paperboard industry saw significant weakness due to customer destocking after a lengthy period of constrained supply given high demand.
Tissue sales
The U.S. tissue industry is affected by macro-economic factors in the U.S. The U.S. tissue industry has experienced an increase in ultra and premium tissue products as industry participants have added or improved through-air-dried, or TAD, or equivalent production capacity as well as added conventional tissue capacity. As reported by RISI, US Tissue Monthly Data (December 2023), parent roll sales prices have increased 7-8% industry wide in 2023 over the prior year.
Operating Costs
Our operating costs include raw materials, labor and selling, general and administrative expenses. We manage these costs through cost saving and productivity initiatives, sourcing programs, and pricing actions. To remain competitive on our operating structure, we continue to work on programs to expand our profitability. In 2022, our results were impacted by a significant increase in our costs, particularly for pulp, chemicals and freight. During 2023, our results benefited from lower pricing for pulp, freight and energy.
Critical Accounting Policies and Significant Estimates
A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. We reviewed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For 2023, these significant accounting estimates and judgments include:
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
The following table illustrates the estimated impact on hypothetical pension obligations and expenses that would have resulted from a 25-basis point reduction in two key assumptions for the year ended December 31, 2023:

(In millions)	Statements of Operations	Balance Sheets
Discount rate	$—	$5.0
Expected long term rate of return	$0.7	$—

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
We have included Adjusted EBITDA on a consolidated and business segment basis in this report because we use it as important supplemental measures of our performance and believe that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. We use Adjusted EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA measures may not be comparable to Adjusted EBITDA reported by other companies. Our Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, net, income tax (benefit) expense and depreciation and amortization which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business. In addition, we exclude other income and expense items which are outside of our core operations.

The following table provides our Adjusted EBITDA reconciliation for the last three years:

	For The Years Ended December 31,
(In millions)	2023	2022	2021
Net income (loss)	$107.7	$46.0	$(28.1)
Income tax provision (benefit)	36.4	27.0	(7.7)
Interest expense, net	30.0	34.6	36.4
Depreciation and amortization expense	98.6	103.3	105.0
Other operating charges, net	5.3	9.7	57.7
Other non-operating (income) expense	(0.1)	5.7	10.4
Debt retirement costs	3.1	0.5	1.0
Adjusted EBITDA	$281.0	$226.9	$174.6

Pulp and Paperboard segment income	$169.1	$183.5	$125.7
Depreciation and amortization	37.4	37.0	35.7
Adjusted EBITDA Pulp and Paperboard segment	$206.4	$220.4	$161.4

Consumer Products segment income	$91.7	$11.3	$4.0
Depreciation and amortization	58.8	62.9	64.9
Adjusted EBITDA Consumer Products segment	$150.5	$74.2	$69.0

Corporate and other expense	$(78.3)	$(71.1)	$(60.1)
Depreciation and amortization	2.4	3.4	4.4
Adjusted EBITDA Corporate and other	$(75.9)	$(67.7)	$(55.7)

Pulp and Paperboard segment	$206.4	$220.4	$161.4
Consumer Products segment	150.5	74.2	69.0
Corporate and other	(75.9)	(67.7)	(55.7)
Adjusted EBITDA	$281.0	$226.9	$174.6

OUR OPERATING RESULTS
Pulp and Paperboard Segment
Our Pulp and Paperboard segment markets and produces bleached paperboard to quality-conscious printers and packaging converters, and offers services that include custom sheeting, slitting and cutting.
Segment sales, operating income and Adjusted EBITDA for the Pulp and Paperboard segment were as follows:

	For The Years Ended December 31,			Increase (decrease)
(In millions, except per unit and paperboard shipments)	2023	2022	2021	2023-2022	2022-2021
Sales:
Paperboard	$1,033.6	$1,104.8	$894.9	(6.4)%	23.4%
Pulp	20.8	19.0	34.8	9.4%	(45.5)%
Other	9.4	12.6	16.2	(25.2)%	(22.5)%
	$1,063.7	$1,136.3	$946.0	(6.4)%	20.1%

Operating income	$169.1	$183.5	$125.7	(7.9)%	45.9%
Operating margin	15.9%	16.1%	13.3%

Adjusted EBITDA	$206.4	$220.4	$161.4	(6.4)%	36.6%
Adjusted EBITDA margin	19.4%	19.4%	17.1%

Pulp shipments (short tons)	34,084	25,647	50,679	32.9%	(49.4)%
Pulp sales price	$609	$740	$687	(17.7)%	7.6%

Paperboard shipments (short tons)	751,520	814,556	822,206	(7.7)%	(0.9)%
Paperboard sales price (short tons)	$1,375	$1,356	$1,088	1.4%	24.6%
Paperboard sales volumes in our Pulp and Paperboard segment for the year ended December 31, 2023 decreased due to weaker demand as customers rebalance inventory levels. Pulp sales volumes increased for the year ended December 31, 2023 as we manage our paperboard production resulting in additional pulp available to be sold. Paperboard sales prices for the year ended December 31, 2023 compared to the prior year increased due to the impacts of our previously announced price increases offset by changes in product mix. Pulp sales prices declined for the year ended December 31, 2023 compared to the prior year due to change in commodity pulp prices.
Overall, the decrease in operating income and Adjusted EBITDA for the year ended December 31, 2023 as compared to the prior year was driven by lower sales volumes and planned production downtime to manage inventory partially offset by lower input costs due to deflation, specifically in freight and energy costs.

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
Segment sales, operating income and Adjusted EBITDA for the Consumer Products segment were as follows:

	For The Years Ended December 31,			Increase (decrease)
(In millions, except per unit and shipments)	2023	2022	2021	2023-2022	2022-2021
Sales:
Retail tissue	$1,016.2	$932.3	$797.9	9.0%	16.8%
Away-from-home[1]	—	—	16.3	—%	(100.0)%
Other	7.2	18.0	20.8	(59.8)%	(13.6)%
	$1,023.4	$950.2	$835.0	7.7%	13.8%

Operating income	$91.7	11.3	4.0	713.5%	179.0%
Operating margin	9.0%	1.2%	0.5%

Adjusted EBITDA	$150.5	$74.2	$69.0	102.7%	7.6%
Adjusted EBITDA margin	14.7%	7.8%	8.3%

Shipments (short tons)
Retail	317,582	309,735	287,987	2.5%	7.6%
Away-from-home[1]	—	—	7,839	—%	(100.0)%
Other	4,802	12,185	20,973	(60.6)%	(41.9)%

Sales price (per short ton)
Retail	$3,200	$3,010	$2,771	6.3%	8.6%
1 In the third quarter of 2021, we exited our away-from-home business with the shutdown of our Neenah, Wisconsin site.

Retail sales volumes increased in our Consumer Products segment for the year ended December 31, 2023 compared to the prior year due to the increased demand for private label versus branded products. Retail sales prices increased in our Consumer Products segment for the year ended December 31, 2023 compared to the prior year due primarily to our previously announced price increases and improved product mix.
Overall, operating income and Adjusted EBITDA for the year ended December 31, 2023 compared to the prior year increased due to higher sales volumes and pricing and lower input costs, specifically related to freight costs.
Corporate expenses
Corporate expenses were $78.3 million in 2023 as compared to $71.1 million in 2022. The increase between years is primarily related to costs associated with business improvement projects including information technology and other projects and higher wages. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 8, "Other Operating Charges, net" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.

Interest expense, net
Interest expense for the year ended December 31, 2023 was $30.0 million compared to $34.6 million in the prior year due to lower debt outstanding.
Additionally, during the year ended December 31, 2023, in connection with the retirement of the 2014 Notes, we incurred debt retirement costs of $3.1 million which included $0.4 million related to the write off of unamortized debt costs along with the premium on debt redemption of $2.7 million.
See Note 9, "Non-Operating Expense" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.
Potential impairments
We review from time-to-time possible dispositions or reorganization of various assets in light of current and anticipated economic and industry conditions, our strategic plan and other relevant factors. Because a determination to dispose or reorganize particular assets may require management to make assumptions regarding the transaction structure of the disposition or reorganization and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets.
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
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness or shares or acquire assets or businesses that are complementary to our operations. Any such prepayments, repurchases or acquisitions may be commenced, suspended, discontinued, or resumed, and the method or methods of effecting any such repurchases may be changed at any time or from time to time without prior notice.
Operating Activities
During 2023, we generated $190.7 million of cash from operations, as compared to $150.2 million in 2022. This increase was driven by improved operating performance and changes in working capital. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2022.
Investing Activities
During 2023 we used $73.7 million in cash for investing activities, as compared to $33.5 million for capital expenditures. Included in accounts payable and accrued liabilities was $13.0 million related to capital expenditures that had not yet been paid at December 31, 2023.
In 2024, we expect cash paid for capital expenditures to be approximately $90 million to $100 million.
Financing Activities
Net cash flows used in financing activities were $129.4 million for 2023 as compared to $88.6 million for 2022. The increase was due to higher debt repayments in 2023 driven by improved operating results resulting in additional available cash to fund debt repayments. Additionally, we used $17.9 million for common stock repurchases under our stock repurchase program during the year ended December 31, 2023.
Commitments
As of December 31, 2023, we have purchase commitments of $67.7 million, of which $41.7 million is payable within 12 months, related to contracts with natural gas and electricity providers, contracts for the purchase of chemicals and pulp, and contracts associated with IT services that are legally binding on us and specify fixed or minimum quantities.

Additionally, we have $48.2 million, all of which is payable within 12 months, in purchase commitments associated with capital expenditures.
Credit Agreements
We are party to The Credit Agreement (as the same may be amended from time to time, the “PCA Credit Agreement”) that consists of a revolving term loan commitment in the amount of $270 million. We completed an initial draw of $150 million during the fourth quarter of 2023. The obligations under the PCA Credit Agreement are secured by liens on substantially all of our personal property assets and each of our domestic subsidiaries that are guarantors of the PCA Credit Agreement. Borrowings under the PCA Credit Agreement are subject to mandatory prepayment in certain circumstances. We may, at our option, prepay and reborrow any borrowings under the PCA Credit Agreement, in whole or in part, at any time (or with respect to our initial $150 million drawing, after the first year) and from time to time without premium or penalty (except in certain circumstances).
We are also party to an ABL Credit Agreement (as amended, the “ABL Credit Agreement,” and together with the PCA Credit Agreement, the “Credit Agreements”) that includes a $275 million revolving loan commitment, subject to borrowing base limitations. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. We may, at our option, prepay and reborrow any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
Both Credit Agreements contain customary representations, warranties, and affirmative and negative covenants. The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than or equal to the greater of (i) 10% of the Line Cap and (ii) $19 million.
At December 31, 2023, we were in compliance with the covenants in the Credit Agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with the Credit Agreements. See Note 7, "Debt" to the Notes to Consolidated Financial Statements included in this report for additional information.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk on financial instruments is limited to our ABL Credit Agreements. As of December 31, 2023, there was $20.0 million outstanding under our ABL Credit Agreement. The interest rates applied to borrowings on our ABL Credit Agreement are adjusted often and therefore react quickly to any movement in the general trend of market interest rates.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Nearly all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risk

	Expected Maturity Date
(In millions)	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt:[1]
Fixed rate	$—	$—	$—	$—	$425.0	$—	$425.0
Revolving credit facility	$—	$—	$—	$20.0	$—	$—	$20.0
Average interest rate	—%	—%	—%	6.71%	6.94%	—%	6.86%
Fair value at December 31, 2023							$425.7
1 Excludes finance lease liabilities.

ITEM 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Clearwater Paper Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Measurement of the pension benefit obligation
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company’s pension benefit obligation was $228.3 million as of December 31, 2023. The measurement of the pension benefit obligation is based on actuarial assumptions that require judgment, which includes the discount rate applied to the pension benefit obligation.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls over the Company’s pension benefit process. This included a control related to the determination of the discount rate assumption. We considered the change in the discount rate from that used in the prior year, including consideration of the changes in the discount rate in light of published reports of actuarial experts. We involved an actuarial professional with specialized skills and knowledge, who assisted in evaluating the discount rate as determined using the hypothetical bond portfolio model through analyzing the bond selection criteria, the bond ratings, and the cash flow matching of the model.
/s/ KPMG LLP
We have served as the Company’s auditor since 2007.

Seattle, Washington
February 20, 2024

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets

	December 31,
(In millions, except share information)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$42.0	$53.7
Receivables, net of allowance for current expected credit losses of $1.5 and $1.4 at December 31, 2023 and 2022	184.5	188.8
Inventories, net	319.8	324.0
Other current assets	17.9	19.9
Total current assets	564.1	586.3
Property, plant and equipment, net	990.1	1,017.1
Other assets, net	117.6	100.1
Total assets	$1,671.8	$1,703.5
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$0.8	$0.9
Accounts payable and accrued liabilities	285.1	311.1
Total current liabilities	286.0	312.0
Long-term debt	462.3	564.9
Liability for pension and other postretirement employee benefits	55.7	58.2
Deferred tax liabilities and other long-term obligations	199.1	196.4
Total liabilities	1,003.0	1,131.5
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 16,484,550 and 16,761,869 shares issued	—	—
Additional paid-in capital	14.9	28.5
Retained earnings	684.5	576.8
Accumulated other comprehensive loss, net of tax	(30.7)	(33.3)
Total stockholders’ equity	668.8	572.1
Total liabilities and stockholders' equity	$1,671.8	$1,703.5

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations

	For The Years Ended December 31,
(In millions, except per share data)	2023	2022	2021
Net sales	$2,082.8	$2,080.1	$1,772.6
Costs and expenses:
Cost of sales	1,752.0	1,823.4	1,590.0
Selling, general and administrative expenses	148.3	133.0	112.9
Other operating charges, net	5.3	9.7	57.7
Total operating costs and expenses	1,905.7	1,966.2	1,760.6
Income from operations	177.1	113.9	12.0
Interest expense, net	(30.0)	(34.6)	(36.4)
Debt retirement costs	(3.1)	(0.5)	(1.0)
Other non-operating (expense) income	0.1	(5.7)	(10.4)
Income (loss) before income taxes	144.2	73.1	(35.7)
Income tax provision (benefit)	36.4	27.0	(7.7)
Net income (loss)	$107.7	$46.0	$(28.1)

Net income (loss) per common share:
Basic	$6.39	$2.71	$(1.67)
Diluted	$6.30	$2.68	$(1.67)

Average shares of common stock used to compute net income (loss) per share (in thousands):
Basic	16,863	16,985	16,767
Diluted	17,091	17,181	16,767

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	For The Years Ended December 31,
(In millions)	2023	2022	2021
Net income (loss)	$107.7	$46.0	$(28.1)
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net gain arising during the period, net of tax of $0.9, $1.5 and $1.4	2.8	4.7	4.0
Amortization of actuarial (gain) loss included in net periodic cost, net of tax of $(0.1), $1.6 and $2.7	(0.2)	4.7	7.8
Other comprehensive income, net of tax	2.6	9.3	11.7
Comprehensive income (loss)	$110.3	$55.3	$(16.3)

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(In millions)	2023	2022	2021
Operating activities
Net income (loss)	$107.7	$46.0	$(28.1)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	98.6	103.3	105.0
Equity-based compensation expense	9.9	12.7	9.1
Deferred taxes	(14.9)	(7.9)	(9.7)
Defined benefit pension and other postretirement employee benefits	(2.0)	3.0	7.2
Amortization of deferred debt costs and debt retirement	4.4	2.0	2.8
Loss on sale or impairment associated with assets	2.1	6.1	35.7
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1.3)	(16.9)	(5.3)
(Increase) decrease in inventories	4.0	(46.3)	(20.2)
(Increase) decrease in other current assets	0.8	(2.4)	(1.7)
Increase (decrease) in accounts payable and accrued liabilities	(21.3)	49.2	1.9
Other, net	2.6	1.5	(0.2)
Net cash flows provided by operating activities	190.7	150.2	96.4
Investing activities
Additions to property, plant and equipment [1]	(73.7)	(33.5)	(38.4)
Net proceeds from divested assets	—	—	13.3
Net cash flows used in investing activities	(73.7)	(33.5)	(25.1)
Financing activities
Borrowings on long-term debt	222.0	—	—
Repayments of long-term debt	(325.6)	(80.9)	(81.0)
Taxes paid related to net share settlement of equity awards	(4.7)	(2.5)	(1.7)
Repurchases of common stock	(17.9)	(5.0)	—
Payments for debt issuance costs	(3.1)	(0.9)	—
Other, net	—	0.8	0.7
Net cash flows used in financing activities	(129.4)	(88.6)	(82.0)
Increase (decrease) in cash, cash equivalents and restricted cash	(12.4)	28.2	(10.7)
Cash, cash equivalents and restricted cash at beginning of period	54.4	26.2	36.9
Cash, cash equivalents and restricted cash at end of period	$42.0	$54.4	$26.2
Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$37.8	$33.0	$36.0
Cash (received) paid for income taxes	$16.6	$43.0	$(7.7)

1 Capital expenditures of $13.0 million, $15.7 million and $11.0 million that have not been paid as of December 31, 2023, 2022 and 2021 were excluded from the Statement of Cash Flows.

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2020	16,572	$—	$16.6	$558.8	$(54.3)	$521.1
Net loss	—	—	—	(28.1)	—	(28.1)
Stock-based compensation expense	—	—	8.0	—	—	8.0
Issuance of shares under stock plans, net	119	—	(1.1)	—	—	(1.1)
Pension and other postretirement employee benefits, net of tax of $4.2	—	—	—	—	11.7	11.7
Balance at December 31, 2021	16,692	—	23.6	530.7	(42.6)	511.7
Net income	—	—	—	46.0	—	46.0
Stock-based compensation expense	—	—	11.7	—	—	11.7
Issuance of shares under stock plans, net	220	—	(1.8)	—	—	(1.8)
Pension and other postretirement employee benefits, net of tax of $3.1	—	—	—	—	9.3	9.3
Repurchases of common stock	(150)	—	(5.0)	—	—	(5.0)
Balance at December 31, 2022	16,762	—	28.5	576.8	(33.3)	572.1
Net income	—	—	—	107.7	—	107.7
Stock-based compensation expense	—	—	9.0	—	—	9.0
Issuance of shares under stock plans, net	266	—	(4.7)	—	—	(4.7)
Pension and other postretirement employee benefits, net of tax of $0.9	—	—	—	—	2.6	2.6
Repurchases of common stock	(543)	—	(17.9)	—	—	(17.9)
Balance at December 31, 2023	16,485	$—	$14.9	$684.5	$(30.7)	$668.8

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
Unless the context otherwise requires or unless otherwise indicated, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the Company” and “us” refer to Clearwater Paper Corporation and its subsidiaries. All dollar amounts are shown in millions, except share and per share amounts.
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

	December 31,
	2023	2022	2021
Cash and cash equivalents	$42.0	$53.7	$25.2
Restricted cash included in Other current assets	—	0.7	—
Restricted cash included in Other assets, net	—	—	1.1
Total cash, cash equivalents and restricted cash	$42.0	$54.4	$26.2

ACCOUNTS RECEIVABLE
Receivables consist of:

	December 31,
	2023	2022
Trade accounts receivable	$173.8	$167.6
Allowance for current expected credit losses	(1.5)	(1.4)
Unbilled receivables	4.1	9.1
Taxes receivable	4.8	10.6
Other	3.1	2.9
	$184.5	$188.8

INVENTORIES
Our inventories are stated at the lower of net realizable value or current cost using the average cost method.

	December 31,
	2023	2022
Logs, chips and sawdust	$22.1	$23.6
Pulp	16.8	16.8
Paperboard and tissue products	156.8	171.9
Materials and supplies	124.1	111.7
	$319.8	$324.0

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

	December 31,
	2023	2022
Land and land improvements	$106.0	$106.1
Buildings and improvements	461.0	456.8
Machinery and equipment	2,359.9	2,346.5
Construction in progress	53.0	23.9
	2,979.8	2,933.4
Less accumulated depreciation and amortization	(1,989.7)	(1,916.3)
Property, plant and equipment, net	$990.1	$1,017.1
At December 31, 2023 and 2022, included within property, plant and equipment, net were finance leases of $29.9 million and $31.8 million and associated accumulated depreciation amounts of $16.2 million and $16.4 million.
Depreciation expense totaled $96.4 million, $101.1 million and $102.0 million for the years ended December 31, 2023, 2022 and 2021.
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
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,
	2023	2022
Trade payables	$163.9	$213.0
Accrued compensation	39.0	41.9
Operating lease liabilities	15.4	12.0
Other	66.9	44.2
	$285.1	$311.1
Included in accounts payable and other accrued liabilities is $13.0 million and $15.7 million related to capital expenditures that had not yet been paid as of December 31, 2023 and as of December 31, 2022.
We maintain a program with a financial institution to provide our vendors with an option to receive payments earlier than our standard payment terms. Vendors receive payments directly from the financial institution. We are obligated to repay the financial institution in the next billing cycle which is generally 35 to 60 days later than payment to the supplier. As of December 31, 2023 and December 31, 2022, $14.7 million and $14.5 million of outstanding obligations under this program were included in other accrued liabilities in the Consolidated Balance Sheets.
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
Generally, revenue is recognized at a point in time upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed, usually this is upon receipt at our customer's destination. We have elected to treat shipping and handling costs as a fulfillment cost. We expense incremental direct costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally 12 months or less. We maintain consignment inventory at a limited number of customer locations. For consigned inventory, we recognize revenue upon transfer of control, which is often in advance of invoicing the customer. These amounts are classified as unbilled receivables in the above detail of accounts receivable.
We provide for trade promotions, customer cash discounts and other deductions, which are considered variable consideration and recorded as a reduction of net sales. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Revenue, net of returns and credits, is only recognized to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Judgment associated with forecasted volumes is required to determine the most probable amount of variable consideration to apply as a reduction to net sales. As of December 31, 2023 and 2022, we had $5.9 million and $6.3 million accrued as customer rebates. Revenue is recognized net of any taxes collected from customers.
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
See Note 8, "Other Operating Charges, net" for a discussion of specific amounts in 2023, 2022 and 2021.
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
Receivables sold are de-recognized from our Consolidated Balance Sheets. For the years ended December 31, 2023 and 2022, we sold $257.5 million and $216.1 million of receivables. The proceeds from these sales of receivables are included within operating activities in our Consolidated Statements of Cash Flows. For the years ended December 31, 2023, 2022, and 2021 factoring expense on the sale of receivables was $3.7 million, $1.8 million, and $0.9 million and was included in selling, general and administrative expenses in our Consolidated Statements of Operations.
ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS
We estimate our environmental and asset retirement obligations based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities. We have accrued only for specific costs related to environmental matters that we have determined are probable and for which an amount can be reasonably estimated. For asset retirement obligations, the liability is accreted to its settlement value and, where appropriate, the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. Our asset retirement obligation is included in "Deferred tax liabilities and other long-term obligations" in the Consolidated Balance Sheets. Our asset retirement obligation reflects the estimated present value of our obligations for capping, closure and post closure cost with respect to landfills, asbestos remediation and other ongoing environmental monitoring. The following table represents the activity associated with our asset retirement obligations.

	For The Years Ended December 31,
	2023	2022
Beginning balance	$1.9	$2.0
Accretion expense	0.1	—
Payments made	(0.1)	(0.1)
Ending balance	$2.0	$1.9
NOTE 2 Recently Adopted and New Accounting Standards
RECENTLY ADOPTED
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). This standard requires disclosure of the key terms of outstanding supplier finance programs and a roll forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU became effective January 1, 2023, except for the roll forward requirement, which becomes effective January 1, 2024. This ASU, except for the roll forward requirement, was adopted retrospectively as of January 1, 2023 and did not have a material impact on our consolidated financial statements other than expanded disclosures.
NEW ACCOUNTING STANDARDS
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures primarily related to the rate reconciliation and disaggregation of income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact this new standard will have on our consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). This standard requires enhanced disclosures of segment expenses as well as additional information provided to the Chief Operating Decision Maker. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact this new standard will have on our consolidated financial statements.
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
Carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments. See discussion on fair market values for long-term debt included within Note 7, "Debt."
We review the carrying values of goodwill and long-lived assets to be held and used for impairment wherever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable and exceeds estimated fair value. See Note 5, "Goodwill and Intangible Assets" for discussion of fair market values for goodwill.
NOTE 4 Leases
We have operating leases for manufacturing, office, warehouse, equipment and vehicles. Our leases have remaining lease terms from less than one to twelve years, and some of our leases include one or more options to renew.

COMPONENTS OF LEASE EXPENSE

	For The Years Ended December 31,
	2023	2022	2021
Operating lease costs	$19.3	$17.4	$16.6
Finance lease costs:
Amortization of ROU assets	1.3	1.3	1.8
Interest on lease liabilities	2.0	2.1	1.7
Total finance lease costs	3.3	3.3	3.5
Variable lease costs	2.1	1.8	1.7
Total lease costs	$24.7	$22.5	$21.8

SUPPLEMENTAL BALANCE SHEET INFORMATION

		December 31,
	Balance Sheet Caption	2023	2022
Lease ROU assets
Operating lease assets	Other assets, net	$60.2	$43.3
Finance lease assets, net	Property, plant and equipment, net	$13.7	$15.4

Lease Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$15.4	$12.0
Current finance lease liabilities	Current portion of long-term debt	$0.8	$0.9

Non-current operating lease liabilities	Deferred tax liabilities and other long-term obligations	$48.7	$35.9
Non-current finance lease liabilities	Long-term debt	$22.4	$23.3

Total operating lease liabilities		$64.1	$47.9
Total finance lease liabilities		$23.3	$24.2

LEASE TERM AND DISCOUNT RATE

	December 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	4.3	4.9
Finance leases	12.4	13.3
Weighted average discount rate
Operating leases	5.7%	4.8%
Finance leases	8.5%	8.5%

SUPPLEMENTAL CASH FLOW INFORMATION

	For The Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19.6	$19.7	$18.8
Operating cash flows from finance leases	2.0	2.1	1.6
Financing cash flows from finance leases	0.9	1.1	1.7
Non-cash amounts for lease liabilities arising from obtaining ROU assets:
Operating leases	$32.7	$6.4	$5.0
Finance leases	—	4.2	—

MATURITY OF LEASE LIABILITIES
As of December 31, 2023, our future maturities of lease liabilities were as follows:

	Operating	Finance
2024	$18.5	$2.8
2025	17.2	2.8
2026	14.3	2.9
2027	12.8	2.9
2028	7.8	3.0
Thereafter	1.6	24.0
Total lease payments	72.2	38.3
Less imputed interest	(8.1)	(15.0)
Present value of lease liabilities	$64.1	$23.3
NOTE 5 Goodwill and Intangible Assets
Changes in the carrying amounts of goodwill and intangible assets allocated to each segment were as follows:

	Pulp and Paperboard		Total
	Goodwill	Intangibles
Balance as of December 31, 2021	$35.1	$10.8	$45.9
Amortization	—	(2.2)	(2.2)
Balance as of December 31, 2022	35.1	8.6	43.6
Amortization	—	(2.1)	(2.1)
Balance as of December 31, 2023	$35.1	$6.4	$41.5

For all periods presented in the table above, the Consumer Products segment had no goodwill or intangible assets with a net book value. The above balances are included in "Other assets, net" on the Consolidated Balance Sheets.
As of December 31, 2023, intangible assets consisted of $6.4 million customer relationships. As of December 31, 2022, intangible assets consisted of $8.6 million of customer relationships. Outstanding definite-lived intangible assets are amortized over their useful lives of 10 years.
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
The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2023 was $34.9 million and $28.4 million. The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2022 was $34.9 million and $26.3 million.

As of December 31, 2023, estimated future amortization expense related to intangible assets is as follows:

Amount
2024	$2.1
2025	2.1
2026	2.1
2027	—
2028	—
Total	$6.4
NOTE 6 Income Taxes
INCOME TAX PROVISION (BENEFIT)
The components of income tax provision (benefit) is comprised of the following:

	For The Years Ended December 31,
	2023	2022	2021
Current
Federal	$42.8	$31.2	$1.3
State	8.5	3.8	0.7
Total current	51.3	34.9	2.0
Deferred
Federal	(13.1)	(7.6)	(8.8)
State	(1.8)	(0.3)	(0.9)
Total deferred	(14.9)	(7.9)	(9.7)
Income tax provision (benefit)	$36.4	$27.0	$(7.7)

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes due to the following:

	For The Years Ended December 31,
	2023	%	2022	%	2021	%
Tax at the statutory rate	30.3	21.0%	15.3	21.0%	(7.5)	21.0%
State and local taxes, net of federal income tax impact	5.8	4.0%	2.4	3.3%	0.2	(0.5)%
Adjustment for state deferred tax rate [1]	(0.8)	(0.6)%	(5.7)	(7.8)%	(0.4)	1.2%
Federal credits [2]	(1.3)	(0.9)%	7.4	10.1%	0.1	(0.2)%
Uncertain tax positions	2.2	1.5%	(0.6)	(0.8)%	(0.2)	0.5%
Worthless stock deduction	(10.5)	(7.3)%	(68.4)	(93.6)%	—	—%
Uncertain tax position - worthless stock deduction	10.5	7.3%	68.4	93.6%	—	—%
Non-deductible expenses	1.3	0.9%	1.6	2.2%	0.2	(0.6)%
Change in valuation allowances[1]	(0.1)	(0.1)%	5.9	8.1%	—	0.1%
Other, net	(1.0)	(0.7)%	0.6	0.8%	(0.1)	0.2%
Income tax provision (benefit)	36.4	25.3%	27.0	37.0%	(7.7)	21.6%
1 In 2022, Idaho revised their state income tax rate. Given our expected utilization, we recorded an offset to our valuation allowances for the amount of this reduction.
2 In 2022, we adjusted our tax positions under audit related to the disallowance of a previously taken federal tax credits based upon interpretation of the law.
DEFERRED TAXES
The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

	2023	2022
Deferred tax assets:
Employee benefits	$3.6	$3.2
Postretirement employee benefits	13.1	12.9
Incentive compensation	3.7	3.5
Inventories	1.2	2.2
Pensions	—	0.9
Federal and state credit carryforwards	10.6	10.1
Federal and state net operating losses	1.3	3.3
Operating leases	16.0	12.0
Capitalized research credits	8.0	2.7
Total deferred tax assets	57.5	50.8
Valuation allowance	(9.0)	(10.8)
Deferred tax assets, net of valuation allowance	48.4	40.0
Deferred tax liabilities:
Property, plant and equipment, net	(158.3)	(168.3)
Operating leases	(15.0)	(10.8)
Pensions	(0.5)	—
Intangible assets, net	(1.3)	(1.8)
Other	(1.4)	(1.2)
Total deferred tax liabilities	(176.5)	(182.1)
Net deferred tax liabilities	$(128.1)	$(142.1)
Net deferred tax assets (liabilities) consist of:

	December 31,
	2023	2022
Non-current deferred tax assets[1]	$0.8	$0.6
Non-current deferred tax liabilities	(128.9)	(142.7)
Net deferred tax liabilities	$(128.1)	$(142.1)
1Included in "Other assets, net" on our accompanying December 31, 2023 and 2022 Consolidated Balance Sheets.
We have tax benefits associated with state jurisdictions totaling $2.9 million which expire between 2024 and 2042.

UNCERTAIN TAX POSITIONS
The following table provides a roll forward of our unrecognized tax benefits.

	For The Years Ended December 31,
	2023	2022	2021
Beginning balance	$70.4	$5.9	$6.4
Increases:
Tax position taken in current year	0.4	68.6	0.2
Tax position taken in prior years	10.4	(0.1)	(0.7)
Decreases:
Settlements during the year	(0.3)	(3.1)	—
Lapse of statutes in current year	—	(0.9)	—
Ending balance	$80.9	$70.4	$5.9

During 2022, we ceased operations in our wholly owned subsidiary, Cellu Tissue Holdings, Inc. and recorded a $68.4 million reserve for an estimated uncertain tax position relating to a worthless stock deduction for our investment which represented a full reserve of the tax effects of that position. During 2023, an additional $10.4 million was recorded as a reserve for uncertain tax positions relating to state income tax effects of the worthless stock deduction. During the year ended December 31, 2023, we filed our U.S. 2022 tax return reflecting this position and requested a tax refund which was generated primarily due to the worthless stock deduction. Prior to December 31, 2023, we received this refund. Given the continued uncertainty of sustaining this position on the worthless stock deduction, we did not recognize the benefit and continue to record as an uncertain tax position. We have requested a ruling from the IRS in connection with the worthless stock deduction and expect a determination in 2024.
As of December 31, 2023, the unrecognized tax benefits of $80.9 million were reflected in our Consolidated Balance sheets as a reduction to taxes receivable of $35.0 million (included in Receivables, net), a reduction to deferred tax assets (included in Other assets, net) of $17.9 million, "Accounts Payable and accrued liabilities" of $26.0 million and "Deferred tax liabilities and other long-term obligations" of $2.0 million. As of December 31, 2022, the unrecognized tax benefits of $70.4 million were reflected in our Consolidated Balance sheets as a reduction to taxes receivable of $26.0 million (included in Receivables, net), a reduction to deferred tax assets (included in Other assets, net) of $43.1 million, and "Deferred tax liabilities and other long-term obligations" of $1.3 million.
Unrecognized tax benefits as of December 31, 2023, if recognized, would have favorably impacted our effective tax rate by decreasing our tax provision by $80.9 million. We reflect accrued interest related to tax obligations, as well as penalties, in our provision for income taxes. For the year ended December 31, 2023, we accrued interest of $1.5 million and penalties of $0.2 million. For the years ended December 31, 2022 and 2021, we accrued interest of less than $0.4 million each year in our income tax provision and no penalties in our income tax provision.
We have operations in many states within the U.S. and are subject, at times, to tax audits in these jurisdictions. During 2022, we effectively settled federal tax years 2015 through 2019, however such years remain subject to exam until the U.S. federal exam is formally closed. With a few exceptions, we are no longer subject to state and local tax examination for years prior to 2018.

NOTE 7 Debt
Long-term debt at the balance sheet dates consisted of:

		December 31, 2023			December 31, 2022
	Interest Rate at December 31, 2023	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Term loan credit agreement maturing 2028, fixed interest rate	9.1%	$150.0	$(2.8)	$147.2	$—	$—	$—
2014 Notes, maturing 2025, fixed interest rate	—%	—	—	—	270.0	(0.5)	269.5
2020 Notes, maturing 2028, fixed interest rate	4.8%	275.0	(2.4)	272.6	275.0	(2.9)	272.1
ABL Credit Agreement, variable interest rates	6.7%	20.0	—	20.0	—	—	—
Finance leases		23.3	—	23.3	24.2	—	24.2
Total debt		468.3	(5.1)	463.1	569.2	(3.4)	565.8
Less: current portion		(0.8)	—	(0.8)	(0.9)	—	(0.9)
Net long-term portion		$467.4	$(5.1)	$462.3	$568.3	$(3.4)	$564.9

During 2023, we redeemed the 2014 Notes in full. This redemption resulted in a loss on early debt extinguishment of $3.1 million consisting of $0.4 million related to the write off of unamortized debt costs along with the premium on debt redemption of $2.7 million.
Deferred debt costs are amortized over the life of the related debt using a straight-line basis which approximates the effective interest method. Deferred debt costs associated with our current line of credit is recorded within "Other assets, net" on our Consolidated Balance Sheets.
The fair value of our debt as of December 31 is included in the following table:

	2023	2022
Term loan credit agreement, maturing 2028, fixed interest rate	$150.6	$—
Revolving credit facility, maturing 2027, variable interest rate	20.0	—
2014 Notes, maturing 2025, fixed interest rate	—	263.1
2020 Notes, maturing 2028, fixed interest rate	255.1	241.2
	$425.7	$504.3
TERM LOAN CREDIT AGREEMENT
On October 27, 2023, we entered into the PCA Credit Agreement with the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent. The PCA Credit Agreement consists of a revolving term loan commitment of $270 million, $150 million of which was advanced at closing. This advance, along with a $60 million draw on the ABL Credit Agreement and cash on hand was used to redeem the 2014 Notes and discharge our obligations in full. The Commitment under the PCA Credit Agreement is subject to an annual reduction of 2% of the commitments then in effect. The PCA Credit Agreement matures on the earlier of October 27, 2028, subject to springing maturity 91 days prior to the maturity of the 2020 Notes, if the outstanding principal amount of the 2020 Notes plus $50 million is less than our available borrowing liquidity and unrestricted cash.
We may prepay and reborrow any borrowings under the PCA Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except for the initial $150 million borrowing which may not be prepaid for one year and in certain other circumstances). In addition, we must make mandatory prepayments of principal under the PCA Credit Agreement upon the occurrence of certain asset sales. The PCA Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company. At December 31, 2023, we were in compliance with the PCA Credit Agreement.
Under the PCA Credit Agreement, loans generally may bear interest based on SOFR or the administrative agent’s fixed rate, as applicable, plus, in each case, an applicable margin of 3.65% per annum. In the case of the initial $150 million borrowing, the Company has selected a one-year fixed rate loan that will bear interest at an all-in interest rate of 9.1%. We may receive patronage dividends under the PCA Credit Agreement. Patronage dividends are distributions of profits from banks in the farm credit system. Patronage dividends, which are generally made in cash, are accrued as earned and recorded as a reduction to interest expense.
The PCA Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business.
ABL CREDIT AGREEMENT
Our ABL Credit Agreement matures on November 7, 2027 and includes a $275 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. Based upon our Consolidated Balance Sheets as of December 31, 2023, our eligible receivables and inventory supported up to $259 million availability under the line of which $20 million was outstanding and $3.7 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions.
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
The ABL Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries' ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. The agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than or equal to the greater of (i) 10% of the Line Cap and (ii) $19 million. As of December 31, 2023, our fixed charge coverage ratio was approximately 3.85x. Our ability to utilize our ABL Credit Agreement could be limited in the future by our bond indenture which have limitations on liens.
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
2014 NOTES
In 2014, we issued $300 million aggregate principal amount of senior notes (2014 Notes), due February 1, 2025, with an interest rate of 5.375%. As of December 31, 2023, these notes have been fully extinguished.
SCHEDULED PAYMENTS
As of December 31, 2023, our future maturities of long term debt over the next five years are $20 million due in 2027 and $425 million due 2028.
NOTE 8 Other Operating Charges, net
The major components of “Other operating charges, net” in the Consolidated Statements of Operations are:

	Years Ended December 31,
	2023	2022	2021
Costs associated with mill closure	$—	$0.4	$50.0
Reorganization and other expenses	1.8	1.6	8.4
Miscellaneous environmental accruals	—	—	(1.8)
Impairment of equipment	2.1	6.1	—
Directors' equity-based compensation expense	0.9	0.9	1.1
Other	0.4	0.7	—
	$5.3	$9.7	$57.7

2023
During 2023, we recorded $5.3 million of expense in "Other operating charges, net". The main components of the expense include:
•expense of $1.8 million related to reorganization and other expenses including consulting and legal fees associated with our efforts to achieve long-term performance improvements,
•loss of $2.1 million associated with the impairment of equipment and related spare parts no longer being used; and
•expense of $0.9 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
2022
During 2022, we recorded a $9.7 million net loss in "Other operating charges, net". The components of the net loss include:
•expense of $0.4 million associated with mill closure costs,
•loss of $6.1 million associated with the impairment of fixed assets,
•expenses of $1.6 million related to reorganization and other expenses including consulting fees associated with our efforts to achieve long-term performance improvements, and
•expense of $0.9 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.

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
NOTE 9 Non-Operating Expense
The major components of “Non-operating expense” in the Consolidated Statements of Operations are:

	Years Ended December 31,
	2023	2022	2021
Interest expense	$(31.9)	$(34.3)	$(35.5)
Capitalized interest	0.8	0.2	0.3
Amortization of debt issuance costs	(1.3)	(1.5)	(1.8)
Interest income	2.4	1.0	0.6
Interest expense, net	(30.0)	(34.6)	(36.4)

Debt retirement costs	(3.1)	(0.5)	(1.0)
Non-operating pension and other postretirement employee benefits expense (income)	0.1	(5.7)	(10.4)
Total non-operating expense	$(33.0)	$(40.9)	$(47.7)
NOTE 10 Retirement Plans and Postretirement Benefits
Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans including company-sponsored and multiemployer plans, and other postretirement employee benefit (OPEB) plans.
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. As of December 31, 2023 our contributions may be up to 7.7% for U.S. salaried and non-union hourly employees, consisting of a match of up to 4.2% of allowable contributions and an automatic employer contribution of 3.5%. Contributions associated with our union employees are based upon negotiated agreements. In 2023, 2022 and 2021, we recorded expense of $16.7 million, $15.7 million, and $16.4 million related to employer contributions to the 401(k) plans.
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

We also maintain a Salaried Supplemental Benefit Plan, an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to certain executives. Benefits in the Salaried Supplemental Benefit Plan are generally provided to restore benefits or company contributions that are reduced under the company sponsored qualified plans due to the limits of Section 401(a)(17) or 415 of the Code. The plan is composed of a defined benefit portion and a defined contribution portion. The defined benefit portion of the plan was frozen on December 31, 2011 (the date on which all benefit accruals under the Salaried Retirement Plan were frozen) and as of December 31, 2023, we had two active employees under this portion. We paid benefits of $0.5 million associated with the defined benefit portion of the plan in 2023. The defined contribution portion of this liability totaled $2.3 million and $1.6 million at December 31, 2023 and 2022. The current and long-term portions of the liability are included in “Accounts payable and accrued liabilities” and “Deferred tax liabilities and other long-term obligations” on our Consolidated Balance Sheets. The defined benefit portion is included in the pension benefit plans tables below.
Pension and Other Postretirement Employee Benefit Plans
The following table shows the changes in the benefit obligation, plan assets and funded status for 2023 and 2022 for both the pension benefit plans and the other postretirement employee benefit plans.

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
	2023	2022	2023	2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$234.7	$310.1	$52.2	$71.9
Service cost	3.5	2.2	0.2	0.3
Interest cost	12.5	8.9	2.8	2.1
Actuarial (gains) losses	0.1	(65.5)	2.2	(17.3)
Benefits paid	(22.4)	(21.0)	(4.9)	(4.8)
Benefit obligation at end of year	228.3	234.7	52.5	52.2
Changes in plan assets:
Fair value of plan assets at beginning of year	231.7	317.5	—	—
Actual return on plan assets	21.2	(65.3)	—	—
Employer contribution	0.5	0.5	4.9	4.8
Benefits paid	(22.4)	(21.0)	(4.9)	(4.8)
Fair value of plan assets at end of year	231.1	231.7	—	—
Funded status at end of year	$2.8	$(3.0)	$(52.5)	$(52.1)
Amounts recognized in Consolidated Balance Sheets:
Non-current assets	$11.1	$8.4	$—	$—
Current liabilities	(0.5)	(0.4)	(4.7)	(4.9)
Non-current liabilities	(7.9)	(11.0)	(47.8)	(47.2)
Net amount recognized	$2.8	$(3.0)	$(52.5)	$(52.1)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net actuarial loss (gain)	$56.4	$62.5	$(8.9)	$(11.5)

The benefit obligation for our pension benefits is the projected benefit obligation based upon credited service as of the measurement date.
The December 31, 2023 pension funded status was unfavorably affected by a decrease in the discount rate, partially offset by higher than expected asset returns. The OPEB benefit obligation increased as of December 31, 2023 due to a decrease in the discount rate, increase in claim costs assumptions, and the continued payment of benefits, partially offset by demographic changes.

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

	2023	2022
Projected benefit obligation	$129.1	$132.6
Accumulated benefit obligation	129.1	132.6
Fair value of plan assets	120.7	121.2
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

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2023	2022	2021	2023	2022	2021
Service cost	$3.5	$2.2	$1.8	$0.2	$0.3	$0.4
Interest cost	12.5	8.9	8.4	2.8	2.1	2.0
Expected return on plan assets	(15.2)	(11.3)	(10.6)	—	—	—
Amortization of actuarial loss	0.1	6.2	10.2	(0.4)	—	0.3
Net periodic cost	$0.8	$5.9	$9.9	$2.6	$2.4	$2.7

The components of net periodic pension expense other than the Service cost component are included in "Other non-operating expense" in the Consolidated Statements of Operations. During 2023, 2022, and 2021, $3.1 million, $2.2 million and $2.0 million of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.6 million, $0.4 million and $0.2 million were charged to "Selling, general and administrative expenses," in the accompanying Consolidated Statements of Operations.

Assumptions:	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2023	2022	2021	2023	2022	2021
Actuarial assumption used to determine benefit obligation:
Discount rate	5.5%	5.6%	3.0%	5.3%	5.6%	2.9%
Actuarial assumption used to determine net periodic pension cost:
Discount rate	5.6%	3.0%	2.6%	5.6%	2.9%	2.6%
Expected return on plan assets	5.8%	4.0%	3.8%	—	—	—

The discount rate used in the determination of pension benefit and OPEB obligations and pension expense was determined based on a review of long-term high-grade bonds.
The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices and forward-looking expectations of returns. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return.
The assumed health care cost trend rate used to calculate 2023 OPEB cost was 6.5% in 2023, grading to 3.7% by 2074, for participants whose benefits are not provided through HRAs, and 4.5% in 2023 through 2030, then grading to 3.7% after 2030 for participants whose benefits are provided through HRAs. The health care cost trend rate used to calculate December 31, 2023 OPEB obligations was 6.9% in 2024, grading to 3.7% by 2074, for participants whose benefits are not provided through HRAs, and 4.5% in 2024, grading to 3.7% after 2030, for participants whose benefits are provided through HRAs.

Plan Assets
There have been no changes in the methodologies used during 2023 and 2022. Investments in common and collective trust funds are generally valued based on their respective net asset value (or its equivalent), as a practical expedient to estimate fair value due to the absence of a readily determinable fair value.
The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2023
	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$1.9	$—	$1.9
Collective investment funds	—	229.2	229.2
Total investments at fair value	$1.9	$229.2	$231.1

	December 31, 2022
	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$1.6	$—	$1.6
Collective investment funds	—	230.1	230.1
Total investments at fair value	$1.6	$230.1	$231.7

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
As of December 31, 2023, eight investment options held substantially all of the pension funds. Plan assets were diversified among the various asset classes within the allocation ranges approved by the Benefits Committee.
In 2023, we did not make any contributions to our qualified pension plans. In 2024, we expect to make contributions of $0.7 million. We do not anticipate funding our OPEB plans in 2024 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments are as follows for the years indicated:

	Pension Benefit Plans	Other Postretirement Employee Benefit Plans
2024	$19.9	$4.7
2025	19.7	4.5
2026	19.4	4.4
2027	19.2	4.3
2028	18.9	4.2
2029-2033	88.1	19.1
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
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The number of employers participating in PIUMPF fell from 135 during 2012 to 43 during 2022. We believe that we are now the employer making the largest proportion of total contributions.
•Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan, except when that plan is in "critical" or "critical and declining" status. In certain circumstances, an employer can also be assessed a statutory withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on information available to us as of December 31, 2023, as well as information provided by PIUMPF and IAM NPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF and IAM NPF in 2023 would have been in excess of $78 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF and IAM NPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.
Our participation in these plans for the annual period ended December 31, 2023, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2023 and 2022 is for a plan’s year-end as of December 31, 2023 and 2022. The zone status is set under the provisions of the Multiemployer Pension Plan Reform Act of 2014 and is based on information we received from the plans and is certified by each plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Funding Improvement Plan, or FIP, or a Rehabilitation Plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2023, the contribution rate for the IAM NPF plan was $4.00 per hour. In accordance with that plan's Rehabilitation Plan, we began making an additional contribution in June 2019. This additional contribution started at 2.5% and will increase 2.5% each year while the Rehabilitation Plan is in effect. Starting June of 2023 our additional contribution increased to 13.3% of our contractual contribution rate. This additional contribution is scheduled to continue and compound each year while the rehabilitation plan remains in effect. In 2023, the contribution rate for PIUMPF was $2.79 per hour. Contribution rates for IAM NPF and PIUMPF were increased as part of their respective RPs in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. We were listed in PIUMPF’s Form 5500 report as providing more than five percent of the total contributions for the years 2022 and 2021. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2023 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in millions)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2023	2022		2023	2022	2021
IAM NPF	51-6031295	002	Red	Red	Implemented	$0.2	$0.3	$0.3	No	5/31/2026
PIUMPF	11-6166763	001	Red	Red	Implemented	5.6	5.5	5.4	No	8/31/2025
					Total Contributions:	$5.8	$5.7	$5.7
.Other Benefit Plans
We maintain the Clearwater Paper Corporation Management Deferred Compensation Plan. Pursuant to this plan, certain management employees are eligible to defer up to 50% of their regular salary and up to 10% of their annual incentives. Each plan participant is fully vested in these contributions. The liability under this plan totaled $5.7 million and $4.3 million at December 31, 2023 and December 31, 2022. The current and long-term portions of the liability are included in “Accounts payable and accrued liabilities” and “Deferred tax liabilities and other long-term obligations” on our Consolidated Balance Sheets.

NOTE 11 Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

	Pension Plan Adjustments	Other Postretirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2021	$(42.8)	$0.3	$(42.6)
Other comprehensive income (loss) before reclassifications	(8.3)	13.0	4.7
Amounts reclassified from accumulated other comprehensive loss	4.7	—	4.7
Other comprehensive income (loss), net of tax	(3.7)	13.0	9.3
Balance at December 31, 2022	(46.5)	13.3	(33.3)
Other comprehensive income (loss) before reclassifications	4.5	(1.7)	2.8
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.3)	(0.2)
Other comprehensive income (loss), net of tax	4.6	(2.0)	2.6
Balance at December 31, 2023	$(42.0)	$11.3	$(30.7)
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	December 31,
(In thousands - except per share data)	2023	2022	2021
Basic average common shares outstanding	16,863	16,985	16,767
Incremental shares due to:
Stock-based awards	148	196	—
Performance Shares	80	—	—
Diluted average common shares outstanding	17,091	17,181	16,767
Basic net income (loss) per common share	$6.39	$2.71	$(1.67)
Diluted net income (loss) per common share	$6.30	$2.68	$(1.67)

Anti-dilutive shares excluded from the calculation were 0.3 million, 0.3 million and 0.7 million for the years ended December 31, 2023, 2022 and 2021.

NOTE 13 Stockholders' Equity
PREFERRED STOCK
We are authorized to issue up to 5,000,000 shares of preferred stock at $0.0001 par value. At December 31, 2023, no shares of preferred stock have been issued.
COMMON STOCK PLANS
We have stock-based compensation plans under which stock options and restricted units are granted. At December 31, 2023, approximately 0.9 million shares were available for future issuance under our stock incentive plan.

	For The Years Ended December 31,
	2023	2022	2021
Total stock-based compensation expense	$9.9	$12.7	$9.1
Income tax benefit related to stock-based compensation	1.3	3.3	2.3
Impact on cash flow due to taxes paid related to net share settlement of equity awards	4.7	2.5	1.7
Intrinsic value of options exercised, equity-based liabilities paid, and the fair value of restricted stock units vested	14.7	9.5	3.7
We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. Forfeitures are recognized as they occur. During 2023, 2022, and 2021, $0.5 million of stock-based compensation expense was charged to "Cost of sales," $9.1 million, $11.2 million and $7.5 million was charged to "Selling, general and administrative expenses," and $0.4 million, $0.9 million, and $1.1 million was charged to "Other operating charges, net" in the accompanying Consolidated Statements of Operations.
Restricted Stock Units (Time and Performance Vesting)
We grant restricted awards to certain employees. The awards can either be time vested or vested based upon the attainment of certain performance metrics over a certain time period. Performance conditions generally are tied to attainment of certain financial targets such as return on invested capital, free cash flow or other similar measures. Awards granted under our stock incentive plan generally have a performance or vesting period of three years from the grant date. These awards are eligible to receive dividend equivalent shares. The market value of these grants approximates the fair value. The performance-based restricted stock units were valued using a Monte Carlo simulation. For awards based upon the achievement of performance goals, the award could range from 0% to 200%. A summary of the status of outstanding restricted stock units as of December 31, 2023, and changes during the year, is presented below:

	Time Vested		Performance-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2022	429,465	$29.16	277,110	$29.64
Granted	216,379	37.66	196,453	40.47
Vested	(177,804)	29.28	(211,944)	22.24
Forfeited	(65,633)	33.74	(36,515)	35.43
Restricted stock units outstanding at December 31, 2023	402,407	$32.97	225,104	$36.54

The weighted average grant date fair value for restricted stock units (time-vested) granted during the years ended December 31, 2023 and 2022 was $37.66 and $29.52. The weighted average grant date fair value for restricted stock units (performance-based) granted during the years ended December 31, 2023 and 2022 was $40.47 and $30.55.
As of December 31, 2023, there was $12.0 million of total unrecognized compensation cost related to outstanding restricted stock unit awards. Restricted stock unit cost is expected to be recognized over a weighted average period of 1.9 years for time vested awards and 1.6 years for performance-based awards.

Stock Options
Prior to January 1, 2019, we granted options to certain employees. The options were granted at market price at the date of grant and the fair value of the options was estimated using the Black-Scholes option-pricing model (dividend yield ignored). As of December 31, 2023 all outstanding options are fully vested with a contractual term of ten years after the date of grant. A summary of the status of outstanding stock option awards as of December 31, 2023, and changes during the year, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2022	294,124	$50.53	3.3	$—
Exercised	—	—
Expired	(8,442)	50.73
Outstanding and exercisable options at December 31, 2023	285,682	$50.53	2.3	$—
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
Due to its cash-settlement feature, we account for these awards as liabilities and recognize the equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation expense for the years ended December 31, 2023, 2022 and 2021 of $0.9 million, $0.9 million and $1.1 million included in “Other operating charges, net” in the Consolidated Statements of Operations.
At December 31, 2023, the liability amounts associated with director equity-based compensation included in "Deferred tax liabilities and other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $5.9 million and $0.2 million. At December 31, 2022, the liability amounts associated with director equity-based compensation included in "Deferred tax liabilities and other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $5.2 million and $0.1 million.
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
PURCHASE OBLIGATIONS
To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas and electricity requirements of our manufacturing facilities, which were reported through "Cost of sales" on our Consolidated Statements of Operations. As of December 31, 2023, these contracts cover approximately 37% of our expected average monthly natural gas and electricity needs at the respective manufacturing facilities through 2024. These contracts qualify for treatment as "normal purchases or normal sales" under authoritative guidance and require no mark-to-market adjustment.

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
NOTE 15 Segment Information
Our businesses are organized into two reportable operating segments: Pulp and Paperboard and Consumer Products. The reporting segments follow the same accounting policies used for our Consolidated Financial Statements. We evaluate the performance of our business segments based upon net sales and operating income.
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

The table below presents information about our reportable segments:

	2023	2022	2021
Segment net sales:
Pulp and Paperboard	$1,063.7	$1,136.3	$946.0
Consumer Products	1,023.4	950.2	835.0
Eliminations	(4.3)	(6.4)	(8.4)
Total segment net sales	$2,082.8	$2,080.1	$1,772.6

Operating income (loss):
Pulp and Paperboard	$169.1	$183.5	$125.7
Consumer Products	91.7	11.3	4.0
Corporate and eliminations	(78.3)	(71.1)	(60.1)
Other operating charges, net	(5.3)	(9.7)	(57.7)
Income from operations	$177.1	$113.9	$12.0

Depreciation and amortization:
Pulp and Paperboard	$37.4	$37.0	$35.7
Consumer Products	58.8	62.9	64.9
Corporate	2.4	3.4	4.4
Total depreciation and amortization	$98.6	$103.3	$105.0

Assets:
Pulp and Paperboard	$665.8	$641.8	$621.1
Consumer Products	917.2	951.1	986.2
Corporate	88.8	110.6	82.8
Total assets	$1,671.8	$1,703.5	$1,690.1

Capital expenditures:
Pulp and Paperboard	$52.8	$24.4	$20.7
Consumer Products	18.8	8.2	17.3
	71.7	32.6	38.0
Corporate	2.0	0.9	0.4
Total capital expenditures	$73.7	$33.5	$38.4

For the years ended December 31, 2023, 2022 and 2021, one customer was 12%, below 10% and 11% of our total consolidated net sales.

Our manufacturing facilities and all other assets are located within the continental United States. We sell and ship our products to customers in several foreign countries. Net sales, classified by the major geographic areas in which our customers are located and by major products, were as follows:

	2023	2022	2021
Primary geographical markets:
United States	$1,975.2	$1,982.8	$1,670.2
Other Countries	107.6	97.3	102.4
Total net sales	$2,082.8	$2,080.1	$1,772.6

Major products:
Paperboard	$1,033.6	$1,104.8	$894.9
Retail tissue	1,016.2	932.3	797.9
Away-from-home tissue[1]	—	—	16.3
Pulp	20.8	19.5	34.8
Other	16.6	29.9	37.0
Eliminations	(4.3)	(6.4)	(8.4)
Total net sales	$2,082.8	$2,080.1	$1,772.6
1 In the third quarter of 2021, we exited our away-from-home business with the shutdown of our Neenah, Wisconsin site.

Note 16 Subsequent Events
In January 2024, we fully repaid the $20 million outstanding balance under our ABL Credit Agreement.
On February 19, 2024, we entered into an Asset Purchase Agreement with Graphic Packaging International, LLC (GPK), such that Clearwater Paper Corporation will acquire GPK’s Augusta Georgia paperboard mill and associated assets for $700 million subject to adjustments for working capital. We intend to finance this transaction through the commitments noted below. Additionally, in certain conditions as defined in the Asset Purchase Agreement, a reverse termination fee could be assessed against us. The closing of this transaction is subject to regulatory approvals.
On February 19, 2024, we entered into a commitment letter with AgWest Farm Credit, PCA (AgWest), CoBank, FCB (CoBank) and Coöperatieve Rabobank U.A. (Rabobank), in which AgWest and CoBank, agreed to provide a 5-year term revolver credit facility in an aggregate principal amount of up to $270 million via a refinancing of the Company’s existing term revolver credit agreement in the event that the required consents or amendments from the existing lenders and voting participants cannot be obtained. In addition, AgWest agreed to provide a new 7-year farm credit term loan facility in the aggregate principal amount of $340 million and Rabobank agreed to provide a new 5-year commercial bank term loan facility in the aggregate principal amount of $150 million. The obligations of the Lenders to provide such financing are subject to the execution and delivery of mutually acceptable definitive loan documents, which are expected to contain customary representations, warranties, covenants, and events of default, including a minimum liquidity covenant and a maximum capitalization ratio covenant. The commitments of the Lenders will expire on, and definitive loan documents must be executed prior to the closing of the transaction.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO and with the oversight of the Audit Committee of the Board of Directors, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Clearwater Paper Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Clearwater Paper Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
February 20, 2024

ITEM 9B.	Other Information
During the quarter ended December 31, 2023, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The following table details the executive officers of the Company as of February 1, 2024:

Name	Age	Title / Position Held
Arsen S. Kitch	42	President and Chief Executive Officer
Sherri J. Baker	51	Senior Vice President, Chief Financial Officer
Steve M. Bowden	60	Senior Vice President, General Manager, Pulp and Paperboard Division
Michael S. Gadd	59	Senior Vice President and General Counsel and Corporate Secretary
Kari G. Moyes	56	Senior Vice President, Human Resources
Michael J. Urlick	37	Senior Vice President, General Manager, Consumer Products Division
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
Sherri J. Baker has served as Senior Vice President, Chief Financial Officer since August 2023. Ms. Baker has 28 years of experience in accounting, tax and finance along with executive experience. From February 2021 to September 2022, Ms. Baker was Chief Financial Officer of Hyliion Holdings (NYSE:HYLN), a manufacturer of electrified powertrains for Class 8 semi-trucks and from April 2019 to February 2021, she was Senior Vice President and Chief Financial Officer of PGT Innovations, Inc. (NYSE:PGTI), a manufacturer of premium windows and doors. From 2010 to 2019, Ms. Baker was employed by Dean Foods, including from October 2018 to March 2019 as Vice President of Commercial Finance and from January 2016 to September 2018 as Vice President Investor Relations, Strategy and Corporate Finance. From 1997 to 2010 Ms. Baker was employed by Frito-Lay where she held several finance leadership roles.
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
Michael S. Gadd has served as Senior Vice President, General Counsel and Corporate Secretary since May 2011 and served as Vice President, General Counsel and Corporate Secretary from December 2008 to May 2011.
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
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be held on May 9, 2024, referred to in this report as the 2024 Proxy Statement, which information is incorporated herein by reference. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement and is incorporated herein by reference.
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
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2024 Proxy Statement and is incorporated herein by reference.
The following table provides certain information as of December 31, 2023, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,138,297	$50.53	866,713
Equity compensation plans not approved by security holders	—	—	—
Total	1,138,297	$50.53	866,713
1    Includes 402,407 time vested restricted stock units (RSUs), 450,208 performance-based RSUs and 285,682 stock options, which are the maximum number of shares that could be awarded under the common stock plans, not including future dividend equivalents, if any are paid.
2    Performance shares and RSUs do not have exercise prices. During 2023, no stock option awards vested.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
FINANCIAL STATEMENTS
The following financial statements of Clearwater Paper are included in this report:

Consolidated Balance Sheets - December 31, 2023, and 2022.
Consolidated Statements of Operations - years ended December 31, 2023, 2022, and 2021.
Consolidated Statements of Comprehensive Income (loss) - years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Cash Flows - years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Stockholders’ Equity - years ended December 31, 2023, 2022 and 2021.
Notes to the Financial Statements.
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 185).

No other financial statement schedules are required to be filed.

			Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed herewith?	Form	Exhibit No.	Date Filed
3.1	Restated Certificate of Incorporation of the Company, effective as of December 16, 2008, as filed with the Secretary of State of the State of Delaware.		8-K	3.1	December 18, 2008
3.2	Amended and Restated Bylaws of the Company, effective as of December 16, 2008.		8-K	3.2	December 18, 2008
4.1	Indenture, dated as of July 29, 2014, by and among Clearwater Paper Corporation (the “Registrant”), the Guarantors (as defined therein) and U.S. Bank National Association, as trustee.		8-K	4.1	July 29, 2014
4.1(i)	Form of 5.375% Senior Notes due 2025.		8-K	4.1	July 29, 2014
4.2	Indenture, dated as of August 18, 2020, by and among Clearwater Paper Corporation, the Guarantors,(as defined therein) and U.S. Bank National Association, as trustee.		8-K	4.1	August 18, 2020
4.2(i)	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	4.2	August 18, 2020
10.1	ABL Credit Agreement, dated as of July 26, 2019, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation.		8-K	10.2	July 31, 2019
10.1(i)	Amendment to ABL Credit Agreement, dated as of January 29, 2020, by and among JPMorgan Chase Bank, N.A., as administrative agent and Clearwater Paper Corporation.		10-Q	10.2	May 5, 2020
10.1(ii)	First Amendment to the ABL Credit Agreement, dated as of August 7, 2020, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation.		10-Q	10.1	November 3, 2020
10.1(iii)	Third Amendment to the ABL Credit Agreement, dated November 7, 2022, by and among JPMorgan Chase Bank, N.A., as administrative agent and the lender parties thereto and Clearwater Paper Corporation.		8-K	10.1	November 9, 2022
10.1(iv)	Fourth Amendment to the ABL Credit Agreement dated October 27, 2023, by and among Clearwater Paper Corporation, JPMorgan Chase bank, N.A., as administrative agent and the lender parties thereto.		8-K	10.2	October 27, 2023
10.2	Credit Agreement, dated October 27, 2023, by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lender parties thereto.		8-K	10.1	October 27, 2023
10.3[1]	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers.		Form 10	10.15	November 19, 2008
10.4[1]	Employment Agreement between Arsen S. Kitch and the Company, dated effective April 1, 2020.		8-K	10.1	January 31, 2020
10.5[1]	Offer letter, dated April 9, 2020, between Michael J. Murphy and the Company.		10-Q	10.1	May 5, 2020
10.6[1]	Offer letter, dated July 28, 2023, between Sherri J. Baker and the Company.		10-Q	10.1[1]	October 30, 2023

10.7[1]	Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan.		8-K	10.1	May 8,2015
10.7(i)[1]	Amendment to the Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan, effective January 1, 2017.		10-K	10.5(i)	February 22, 2017
10.7(ii)[1]	Clearwater Paper Corporation 2017 Stock Incentive Plan.		8-K	10.1	May 11, 2017
10.7(iii)[1]	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan.		8-K	10.1	May 19, 2020
10.7(iv)[1]	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan.		8-K	10.1	May 15, 2023
10.8[1]	Clearwater Paper Corporation-Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2018.		8-K	10.1	February 14, 2019
10.8(i)[1]	Clearwater Paper Corporation-Form of Performance Share Agreement, to be used for annual performance share awards approved subsequent to December 31, 2023.	X
10.9[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, amended and restated, to be used for restricted stock unit awards approved subsequent to December 31, 2017.		10-K	10.7(x)	February 21, 2018
10.9(i)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for special restricted stock unit awards approved subsequent to December 31, 2019.		10-K	10.20[1]	March 9,2020
10.9(ii)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2022.		10-K	10.9(ii)[1]	February 14, 2023
10.9(iii)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2023.	X
10.9(iv)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for special restricted stock unit awards approved subsequent to December 31, 2023.	X
10.10[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement.		8-K	10.3	February 18, 2014
10.10(i)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Stock Option Agreement, effective as of January 1, 2015.		10-K	10.7(i)	February 26, 2015
10.10(ii)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2014.		10-K	10.7(ii)	February 26, 2015
10.10(iii)[1]	Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2015.		10-K	10.8(iii)	February 22, 2016
10.10(iv)[1]	Clearwater Paper Corporation—Form of Stock Option Agreement, as amended and restated February 6, 2017, to be used for annual restricted stock unit awards approved subsequent to December 31, 2016.		8-K	10.3	February 10, 2017

10.10(v)[1]	Clearwater Paper Corporation- Form of Stock Option Agreement, as amended and restated, to be used for annual restricted stock unit awards approved subsequent to December 31, 2017.		10-K	10.8(v)	February 21, 2018
10.11[1]	Clearwater Paper Corporation Annual Incentive Plan.		8-K	10.1	May 9, 2014
10.11(i)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2016.		10-Q	10.1	July 27, 2016
10.11 (ii)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of September 27, 2021.		10-Q	10.1	November 2, 2021
10.11 (iii)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2024.	X
10.12[1]	Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan.		10-K	10.10	February 22, 2017
10.12(i)[1]	Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective May 1, 2020.		10-Q	10.2	August 4, 2020
10.12(ii)	Second Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective October 11, 2021.		10-K	10.12(ii)[1]	February 15, 2022
10.13[1]	Clearwater Paper Executive Severance Plan.		8-K	10(i)	March 9, 2018
10.14[1]	Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan.		10-K	10.12	February 22, 2017
10.14(i)[1]	Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective May 1, 2020.		10-Q	10.3	August 4, 2020
10.14(ii)[1]	Second Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective October 11, 2021.		10-K	10.14(ii)[1]	February 15, 2022
10.15[1]	Clearwater Paper Corporation Benefits Protection Trust Agreement.		10-K	10.18	March 18, 2009
10.15(i)[1]	Amendment to the Clearwater Paper Corporation Benefits Protection Trust Agreement.		10-Q	10.16(i)	October 31, 2013
10.16[1]	Clearwater Paper Corporation Deferred Compensation Plan for Directors.		8-K	10.10	December 19,2008
10.16(i)[1]	Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors.		8-K	99.1	December 7, 2017
10.16(ii)[1]	Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, effective as of January 1, 2018.		10-Q	10(i)	August 7, 2018
10.17[1]	Clearwater Paper Change of Control Plan.		10-K	10.16	February 20,2014
(21)	Clearwater Paper Corporation Subsidiaries.	X
(23)	Consent of Independent Registered Public Accounting Firm.	X
(24)	Powers of Attorney.	X
(31)	Rule 13a-14(a)/15d-14(a) Certifications.	X

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.	X
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[1] Management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/s/ Arsen S. Kitch
Arsen S. Kitch President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/s/ Arsen S. Kitch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024
Arsen S. Kitch

By	/s/ Sherri J. Baker	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 20, 2024
Sherri J. Baker

By	/s/ Rebecca A. Barckley	Vice President, Corporate Controller (Principal Accounting Officer)	February 20, 2024
Rebecca A Barckley

	* Alexander Toeldte	Director and Chair of the Board	February 20, 2024

	* John J. Corkrean	Director	February 20, 2024

	* Jeanne M. Hillman	Director	February 20, 2024

	* Kevin J. Hunt	Director	February 20, 2024

	* Joe W. Laymon	Director	February 20, 2024

	* Ann C. Nelson	Director	February 20, 2024
	* John P. O'Donnell	Director	February 20, 2024

	* Christine M. Vickers Tucker	Director	February 20, 2024

*By	/s/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)