Form 10-Q
period 2024-03-31
Clearwater Paper Corp
filed 2024-04-29
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of April 26, 2024 was 16,678,493.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our pending acquisition of a paperboard manufacturing facility and associated business; accounting standards; our operations and expectations; current and anticipated borrowing and credit facilities; cash flows; capital expenditures; disclosure controls; compliance with our loan and financing agreements; tax rates; debt repayments; operating costs; selling, general and administrative expenses; liquidity; benefit plan funding levels; stockholder equity; interest expenses; and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2023 Form 10-K, as well as the following:

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
•our ability to execute on our growth and expansion strategies and other strategic initiatives;
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
•changes in our banking relations, or in our customer supply chain financing;
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$55.2	$42.0
Receivables, net of allowance for current expected credit losses	173.1	184.5
Inventories, net	327.8	319.8
Other current assets	20.2	17.9
Total current assets	576.2	564.1
Property, plant and equipment, net	983.1	990.1
Other assets, net	120.4	117.6
Total assets	$1,679.7	$1,671.8

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$0.9	$0.8
Accounts payable and accrued liabilities	300.6	285.1
Total current liabilities	301.4	286.0
Long-term debt	442.3	462.3
Liability for pension and other postretirement employee benefits	55.1	55.7
Deferred tax liabilities and other long-term obligations	196.3	199.1
Total liabilities	995.2	1,003.0

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,646,958 and 16,484,550 shares issued	—	—
Additional paid-in capital	13.5	14.9
Retained earnings	701.7	684.5
Accumulated other comprehensive loss, net of tax	(30.7)	(30.7)
Total stockholders' equity	684.5	668.8
Total liabilities and stockholders' equity	$1,679.7	$1,671.8
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
(In millions, except per-share data)	2024	2023
Net sales	$496.2	$525.4
Costs and expenses:
Cost of sales	421.6	448.5
Selling, general and administrative expenses	36.2	36.0
Other operating charges, net	7.9	1.1
Total operating costs and expenses	465.8	485.6
Income from operations	30.4	39.8
Interest expense, net	(6.5)	(7.6)
Other non-operating income	0.3	0.1
Total non-operating expense	(6.2)	(7.5)
Income before income taxes	24.2	32.3
Income tax provision	7.0	8.4
Net income	$17.2	$23.8

Net income per common share:
Basic	$1.03	$1.42
Diluted	1.02	1.40

Average shares of common stock used to compute net income per share: (in thousands)
Basic	16,607	16,834
Diluted	16,895	17,036
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended March 31,
(In millions)	2024	2023
Net income	$17.2	$23.8
Other comprehensive loss:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial gain included in net periodic cost, net of tax	—	(0.1)
Other comprehensive loss, net of tax	—	(0.1)
Comprehensive income	$17.2	$23.8
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

(unaudited)	Quarter Ended March 31,
(In millions)	2024	2023
Operating activities
Net income	$17.2	$23.8
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	23.2	24.8
Equity-based compensation expense	3.3	1.9
Deferred taxes	(1.6)	(1.3)
Defined benefit pension and other postretirement employee benefits	(0.9)	(0.5)
Loss on sale or impairment associated with assets	0.2	1.1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	7.8	(6.4)
(Increase) decrease in inventories	(8.2)	(22.3)
(Increase) decrease in other current assets	(2.3)	0.4
Increase (decrease) in accounts payable and accrued liabilities	20.5	(31.7)
Other, net	0.1	1.0
Net cash flows provided by (used in) operating activities	59.2	(9.1)
Investing activities
Additions to property, plant and equipment, net [1]	(18.5)	(21.5)
Net cash flows used in investing activities	(18.5)	(21.5)
Financing activities
Borrowings on long-term debt	—	12.0
Repayments of long-term debt	(23.5)	(12.2)
Taxes paid related to net share settlement of equity awards	(3.1)	(4.2)
Repurchases of common stock	(0.5)	(1.7)
Other, net	(0.4)	(0.1)
Net cash flows used in financing activities	(27.6)	(6.3)
Increase (decrease) in cash, cash equivalents and restricted cash	13.2	(37.0)
Cash, cash equivalents and restricted cash at beginning of period	42.0	54.4
Cash, cash equivalents and restricted cash at end of period	$55.2	$17.4

Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$9.9	$14.6

Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$55.2	$16.7
Restricted cash included in other current assets, net	—	0.7
Total cash, cash equivalents and restricted cash	$55.2	$17.4
1 Capital expenditures of $10.3 million and $7.0 million that have not been paid as of March 31, 2024 and 2023 were excluded from the Statements of Cash Flows.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2022	16,762	$—	$28.5	$576.8	$(33.3)	$572.1
Net income	—	—	—	23.8	—	23.8
Stock-based compensation expense	—	—	2.2	—	—	2.2
Issuance of shares under stock plans, net	242	—	(4.2)	—	—	(4.2)
Pension and other postretirement employee benefits, net of tax of immaterial tax	—	—	—	—	(0.1)	(0.1)
Repurchases of common stock	(51)	—	(1.7)	—	—	(1.7)
Balance at March 31, 2023	16,953	—	$24.7	$600.6	$(33.4)	$592.0

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2023	16,485	$—	$14.9	$684.5	$(30.7)	$668.8
Net income	—	—	—	17.2	—	17.2
Stock-based compensation expense	—	—	2.2	—	—	2.2
Issuance of shares under stock plans, net	175	—	(3.1)	—	—	(3.1)
Repurchases of common stock	(13)	—	(0.5)	—	—	(0.5)
Balance at March 31, 2024	16,647	$—	$13.5	$701.7	$(30.7)	$684.5
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations, stockholders' equity and cash flows for us and our subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. All dollar amounts are shown in millions, except per share.
Note 2 Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures primarily related to the rate reconciliation and disaggregation of income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure implications of this new standard.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). This standard requires enhanced disclosures of segment expenses as well as additional information provided to the Chief Operating Decision Maker. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. We are currently evaluating the disclosure implications of this new standard.
Note 3 Receivables
Receivables consist of:

	March 31, 2024	December 31, 2023
Trade accounts receivable	$164.2	$173.8
Allowance for current expected credit losses	(1.3)	(1.5)
Unbilled receivables	5.2	4.1
Taxes receivable	1.2	4.8
Other	3.7	3.1
	$173.1	$184.5
Note 4 Inventories
Inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	March 31, 2024	December 31, 2023
Logs, chips and sawdust	$16.0	$22.1
Pulp	18.4	16.8
Paperboard and tissue products	164.7	156.8
Materials and supplies	128.6	124.1
	$327.8	$319.8

Note 5 Property, plant and equipment
Property, plant and equipment consist of:

	March 31, 2024	December 31, 2023
Land and land improvements	$107.2	$106.0
Buildings and improvements	461.2	461.0
Machinery and equipment	2,366.8	2,359.9
Construction in progress	58.3	53.0
	2,993.5	2,979.8
Less accumulated depreciation and amortization	(2,010.4)	(1,989.7)
Property, plant and equipment, net	$983.1	$990.1
Note 6 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	March 31, 2024	December 31, 2023
Trade payables	$182.1	$163.9
Accrued compensation	33.5	39.0
Operating lease liabilities	15.5	15.4
Other	69.4	66.9
	$300.6	$285.1

Included in "Accounts payable and accrued liabilities" are $10.3 million and $13.0 million related to capital expenditures that had not yet been paid as of March 31, 2024 and December 31, 2023.

We maintain a program with a financial institution to provide our vendors with an option to receive payment earlier than our standard payment terms. As of March 31, 2024 and December 31, 2023, $12.8 million and $14.7 million of outstanding obligations under this program were included in "Other" in the table above.

As of March 31, 2024 and December 31, 2023, unrecognized tax benefits of $26.0 million were included in "Other" in the table above.
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

For the quarter ended March 31, 2024, our income tax provision was $7.0 million as compared to $8.4 million in the same period in 2023. Our effective tax rate for the quarter ended March 31, 2024 varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of state taxes, nondeductible compensation and interest related to uncertain tax provisions. Our effective tax rate for the quarter ended March 31, 2023 varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of state taxes and nondeductible compensation.

Note 8 Debt
Long-term debt at the balance sheet dates consisted of:

		March 31, 2024			December 31, 2023
	Interest Rate at March 31, 2024	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Term loan credit agreement maturing 2028, fixed interest rate	9.1%	$150.0	$(2.6)	$147.4	$150.0	$(2.8)	$147.2
2020 Notes, maturing 2028, fixed interest rate	4.8%	275.0	(2.2)	272.8	275.0	(2.4)	272.6
ABL Credit Agreement, variable interest rates	6.7%	—	—	—	20.0	—	20.0
Finance leases		23.0	—	23.0	23.3	—	23.3
Total debt		448.0	(4.9)	443.2	468.3	(5.1)	463.1
Less: current portion		(0.9)		(0.9)	(0.8)	—	(0.8)
Net long-term portion		$447.2	$(4.9)	$442.3	$467.4	$(5.1)	$462.3

In February 2024, we entered into a commitment letter to obtain financing from AgWest Farm Credit, PCA (“AgWest”), CoBank, FCB (“CoBank”) and Coöperatieve Rabobank U.A., New York Branch (“Rabobank”) in connection with the planned acquisition discussed at Note 16. In connection with the commitment, we paid an underwriting fee of $3.3 million, which is included in "Other assets, net" in the Consolidated Balance Sheets. As of March 31, 2024, no amounts were outstanding on these new facilities.
The fair value of our debt is included in the following table:

	March 31, 2024	December 31, 2023
Term loan credit agreement, maturing 2028, fixed interest rate	$151.2	$150.6
ABL Credit Agreement, variable interest rate	—	20.0
2020 Notes, maturing 2028, fixed interest rate	254.4	255.1
	$405.6	$425.7
Note 9 Other Operating Charges
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarters ended March 31, 2024 and 2023 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended March 31,
	2024	2023
Acquisition and project related costs	$4.2	$—
Restructuring and integration costs	2.3	—
Loss on sale or impairment associated with assets	0.2	1.1
Directors' equity-based compensation expense	1.2	(0.2)
Other	—	0.2
	$7.9	$1.1

2024
During the first quarter of 2024, we recorded $7.9 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $4.2 million associated with acquisition and project-related activities (primarily legal and professional services) ;
•expense of $2.3 million associated with restructuring and integration activities (primarily professional services);
•loss of $0.2 million associated with the impairment of equipment and related spare parts no longer being used; and
•expense of $1.2 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
2023
During the first quarter of 2023, we recorded $1.1 million of expense in "Other operating charges, net." The components of the expense include:
•loss of $1.1 million associated with the impairment of equipment and related spare parts no longer being used; and
•reversal of expense of $0.2 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
Note 10 Non-Operating Expense
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarters ended March 31, 2024 and 2023 are reflected in the table below:

	Quarter Ended March 31,
	2024	2023
Interest expense	$(6.7)	$(7.6)
Amortization of deferred debt costs	(0.4)	(0.3)
Interest income	0.6	0.3
Interest expense, net	(6.5)	(7.6)

Non-operating pension and other postretirement employee benefits	0.3	0.1
Total non-operating expense	$(6.2)	$(7.5)
Note 11 Retirement Plans and Postretirement Benefits
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended March 31,
Pension Benefit Plans	2024	2023
Service cost	$0.6	$0.9
Interest cost	3.0	3.1
Expected return on plan assets	(3.9)	(3.8)
Net periodic cost	$(0.3)	$0.2

	Quarter Ended March 31,
Other Postretirement Employee Benefit Plans	2024	2023
Service cost	$0.1	$—
Interest cost	0.7	0.7
Amortization of actuarial gain	(0.1)	(0.1)
Net periodic cost	$0.6	$0.6

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service components of net periodic cost are recorded to "Other non-operating income" on our Consolidated Statements of Operations. For the quarter ended March 31, 2024, we recorded $0.6 million to "Cost of sales" and $0.1 million to "Selling, general, and administrative expenses." For the quarter ended March 31, 2023, we recorded $0.8 million to "Cost of sales" and $0.1 million to "Selling, general, and administrative expenses."
Note 12 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2022	$(46.5)	$13.3	$(33.3)
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	(0.1)
Balance at March 31, 2023	$(46.5)	$13.2	$(33.4)

Balance at December 31, 2023	$(42.0)	$11.3	$(30.7)
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	—
Balance at March 31, 2024	$(41.9)	$11.2	$(30.7)
Note 13 Stockholders' Equity
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. As of March 31, 2024, approximately 0.6 million shares were available for future issuance under our current plan.

	Quarter Ended March 31,
	2024	2023
Total stock-based compensation expense	$3.3	$1.9
Income tax benefit related to stock-based compensation	$0.3	$0.5
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$3.1	$4.2
As of March 31, 2024, there was $21.3 million of total unrecognized compensation costs related to outstanding restricted stock unit awards.
During the quarter ended March 31, 2024, we granted 207,628 restricted stock units (time vesting) at an average grant date fair value of $37.97 per share and 160,057 restricted stock units (performance vesting) at an average grant date fair value of $40.18 per share.

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

	Quarter Ended March 31,
(In thousands)	2024	2023
Basic weighted-average common shares outstanding	16,607	16,834
Incremental shares due to:
Stock-based awards	181	202
Performance shares	107	—
Diluted weighted-average common shares outstanding	16,895	17,036
Shares excluded from the computation of diluted earnings per share were 0.4 million for each of the quarters ended March 31, 2024, and 2023 as they were either antidilutive (not in-the-money) or the required performance conditions have not been met.
Note 15 Segment Information
We operate in two segments: Pulp and Paperboard and Consumer Products. Our business units have been aggregated into these two segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations are summarized below for each of these segments separately. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

	Quarter Ended March 31,
	2024	2023
Segment net sales:
Pulp and Paperboard	$244.5	$278.8
Consumer Products	253.1	248.3
Eliminations	(1.4)	(1.7)
Net sales	$496.2	$525.4

Operating income (loss):
Pulp and Paperboard	$25.3	$57.1
Consumer Products	31.5	4.2
Corporate and eliminations	(18.5)	(20.4)
Other operating charges, net	(7.9)	(1.1)
Income from operations	$30.4	$39.8

Net sales, classified by major products, were as follows:

	Quarter Ended March 31,
	2024	2023
Major products:
Paperboard	$240.4	$272.9
Retail tissue	250.8	246.0
Pulp	2.3	3.2
Other	4.1	5.0
Eliminations	(1.4)	(1.7)
Total net sales	$496.2	$525.4

Note 16 Pending Acquisition
On February 20, 2024, we entered into an Asset Purchase Agreement to acquire a paperboard mill and associated facilities, located in Augusta, Georgia from Graphic Packaging International, LLC for $700 million in cash, subject to certain adjustments for working capital. We expect to finance this transaction with cash on hand as well as through borrowings under our existing credit agreements as well as new financing. The closing of the Augusta Acquisition is subject to certain customary mutual closing conditions. This closing is expected to occur during the second quarter of 2024.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2023, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Annual Report on Form 10-K for the year ended December 31, 2023.
OVERVIEW
Executive Summary
We recorded net sales of $496.2 million for the quarter ended March 31, 2024 compared to $525.4 million for the quarter ended March 31, 2023. We recorded net income for the quarter ended March 31, 2024 of $17.2 million, or $1.02 per diluted share, compared to net income of $23.8 million or $1.40 per diluted share for the quarter ended March 31, 2023. We recorded Adjusted EBITDA for the quarter ended March 31, 2024 of $61.5 million compared to $65.7 million for the quarter ended March 31, 2023. During the quarter ended March 31, 2024, we experienced a severe weather event at our Lewiston site which resulted in a loss in excess of $15 million. We expect to receive insurance proceeds to offset a portion of this loss in the quarter ended June 30, 2024.
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
As of March 31, 2024 there have been no significant changes with regard to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
NON-GAAP MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose overall and segment earnings from operations before interest expense, net, non-operating pension and other post employment benefit costs, income tax expense, depreciation and amortization, other operating charges, net, and debt retirement costs as Adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income and segment operating income.

	Quarter Ended March 31,
(In millions)	2024	2023
Net income	$17.2	$23.8
Income tax provision	7.0	8.4
Interest expense, net	6.5	7.6
Depreciation and amortization	23.2	24.8
Other operating charges, net	7.9	1.1
Other non-operating income	(0.3)	(0.1)
Adjusted EBITDA	$61.5	$65.7

Pulp and Paperboard segment income	$25.3	$57.1
Depreciation and amortization	8.4	9.1
Adjusted EBITDA Pulp and Paperboard segment	$33.7	$66.2

Consumer Products segment income	$31.5	$4.2
Depreciation and amortization	14.2	15.0
Adjusted EBITDA Consumer Products segment	$45.7	$19.2

Corporate and other expense	$(18.5)	$(20.4)
Depreciation and amortization	0.6	0.6
Adjusted EBITDA Corporate and other	$(17.9)	$(19.8)

Pulp and Paperboard segment	$33.7	$66.2
Consumer Products segment	45.7	19.2
Corporate and other	(17.9)	(19.8)
Adjusted EBITDA	$61.5	$65.7

OUR OPERATING RESULTS
Our operating results for each of our segments are discussed below. See Note 15 "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.
Pulp and Paperboard Segment

	Quarter Ended March 31,
(Dollars in millions, except per unit and paperboard shipments)	2024	2023	Increase (decrease)
Sales:
Paperboard	$240.4	$272.9	(11.9)%
Pulp	2.3	3.2	(28.0)%
Other	1.8	2.6	(32.7)%
	$244.5	$278.8	(12.3)%

Operating income	$25.3	$57.1	(55.6)%
Operating margin	10.4%	20.5%

Adjusted EBITDA	$33.7	$66.2	(49.1)%
Adjusted EBITDA margin	13.8%	23.8%

Paperboard shipments (short tons)	187,303	189,398	(1.1)%
Paperboard sales price (per short ton)	$1,284	$1,441	(10.9)%

Sales volumes in our Pulp and Paperboard segment decreased for the quarter ended March 31, 2024 compared to the same period in the prior year due to weaker demand as customers continued to rebalance inventory levels. Sales prices decreased in our Pulp and Paperboard segment for the quarter ended March 31, 2024 compared to the same period in the prior year due to previously announced price decreases and changes in our product mix.

Operating income and Adjusted EBITDA decreased for the quarter ended March 31, 2024 as compared to the same period in the prior year primarily due to lower sales prices and the impacts of a significant weather event at our Lewiston Idaho facility, partially offset by lower input costs, specifically in wood, energy and freight.

Consumer Products Segment

	Quarter Ended March 31,
(Dollars in millions, except per unit and shipments)	2024	2023	Increase (decrease)
Sales:
Retail tissue	$250.8	$246.0	2.0%
Other	2.3	2.4	(4.0)%
	$253.1	$248.3	1.9%

Operating income	$31.5	$4.2	650.1%
Operating margin	12.5%	1.7%

Adjusted EBITDA	$45.7	$19.2	137.8%
Adjusted EBITDA margin	18.1%	7.7%

Shipments (short tons)
Retail	79,929	76,848	4.0%
Other	2,251	1,017	121.3%
	82,180	77,865	5.5%

Sales price (per short ton)
Retail	$3,138	$3,201	(2.0)%
Retail sales volumes in our Consumer Products segment increased for the quarter ended March 31, 2024 compared to the same period in the prior year due to the increased demand for private label versus branded products. Retail sales prices decreased in our Consumer Products segment for the quarter ended March 31, 2024 compared to the same period in the prior year due to changes in our product mix and minor reductions resulting from contract pricing indexed to certain cost inputs.
Operating income and Adjusted EBITDA increased for the quarter ended March 31, 2024 compared to the same period in the prior year predominately due to lower input costs, primarily in pulp and freight.
Corporate expenses
Corporate expenses for the quarter ended March 31, 2024 were $18.5 million compared to $20.4 million in the same period in the prior year. The decrease between periods is primarily related to costs associated with business process improvement projects which occurred during 2023 offset by higher wages in 2024. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
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
Operating Activities
Net cash flows provided by operating activities for the quarter ended March 31, 2024 were $59.2 million compared to net cash flows used in operating activities of $9.1 million for the quarter ended March 31, 2023. This increase was driven by reductions in outflows from trade accounts payable compared to the quarter ended March 31, 2023 due to the major outage that occurred in the fourth quarter of 2022. Accounts receivable and accounts payable agings as of March 31, 2024 have remained relatively consistent with balances as of December 31, 2023.
Investing Activities
Net cash flows used in investing activities for the quarter ended March 31, 2024 were $18.5 million compared to $21.5 million in the same period of the prior year. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $10.3 million and $7.0 million related to capital expenditures that had not yet been paid at March 31, 2024 and 2023.
During 2024, we expect cash paid for capital expenditures to be approximately $90 million to $100 million.
Financing Activities
During the quarter ended March 31, 2024, net cash used for financing activities was $27.6 million. We used $0.5 million to repurchase stock, $3.1 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans, and repaid debt of $23.5 million, including $3.3 million in commitment fees.

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

Credit Agreements
We are party to a credit agreement (as the same may be amended from time to time, the “PCA Credit Agreement”) that consists of a revolving term loan commitment in the amount of $270 million. The obligations under the PCA Credit Agreement are secured by liens on substantially all of our personal property assets and each of our domestic subsidiaries that are guarantors of the PCA Credit Agreement. We may, at our option, prepay and reborrow any borrowings under the PCA Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
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
Both Credit Agreements contain customary representations, warranties, and affirmative and negative covenants. The ABL Credit Agreement also contains a financial covenant which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than or equal to the greater of (i) 10% of the lesser of the borrowing base and the maximum $275 million of current revolving loan commitments and (ii) $19 million.

As of March 31, 2024, we were in compliance with the covenants in the Credit Agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our Credit Agreements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant developments with regard to our exposure to market risk for the quarter ended March 31, 2024. For a discussion of certain market risks to which we may be exposed, see Part II, “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.	Controls and Procedures
As of March 31, 2024, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings
We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A.	Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, entitled “Risk Factors.”

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2024 to January 31, 2024	1,900	$36.34	1,900	$6.8
February 1, 2024 to February 29, 2024	—	$—	—	$6.8
March 1, 2024 to March 31, 2024	11,000	$41.47	11,000	$6.4
Total	12,900	$40.71	12,900

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 5.	Other Information.
During the quarter ended March 31, 2024, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of regulation S-K.

ITEM 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed herewith?	Form	Exhibit No.	Date Filed
31**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.	X
10.1	Asset Purchase Agreement, dated February 20, 2024 by and between Graphic Packaging International, LLC and Clearwater Paper Corporation.		8-K	2.1	February 21, 2024
10.2	Commitment Letter, dated February 20, 2024 among Clearwater Paper Corporation, AgWest Farm Credit, PCA, CoBank, FCB, Coöperatieve Rabobank U.A., New York Branch and any other financial institutions from time to time party thereto.		8-K	2.1	February 21, 2024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

April 29, 2024	By:	/s/ ARSEN S KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

April 29, 2024	By:	/s/ SHERRI J BAKER
Sherri J. Baker
Senior Vice President, Chief Financial Officer (Principal Financial Officer)