Form 10-Q
period 2024-06-30
Clearwater Paper Corp
filed 2024-08-06
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of August 2, 2024 was 16,632,041.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the pending sale of our consumer products segment (our tissue business), our recent acquisition of a paperboard manufacturing facility and associated business; accounting standards; our operations and expectations; current and anticipated borrowing and credit facilities; cash flows; capital expenditures; disclosure controls; compliance with our loan and financing agreements; tax rates; debt repayments; operating costs; selling, general and administrative expenses; liquidity; benefit plan funding levels; stockholder equity; interest expenses; and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2023 Form 10-K, as well as the following:
•one or more closing conditions to the pending consumer products division (tissue business) sale transaction, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise;
•the pending consumer products division (tissue business) sale transaction may not be completed in the time frame expected by the parties, or at all;
•there may be unexpected costs, charges or expenses resulting from the pending consumer products (tissue business) sale transaction;
•there may be stockholder litigation in connection with the pending consumer products (tissue business) sale transaction or the acquisition of the Augusta, Georgia paperboard manufacturing facility or other settlements or investigations may affect the timing or occurrence of the pending consumer products (tissue business) sale transaction or result in significant costs of defense, indemnification and liability;
•our inability to realize the expected benefits of the Augusta, Georgia paperboard manufacturing facility acquisition because of integration difficulties or other challenges;
•risks relating to the integration of the Augusta, Georgia paperboard manufacturing facility and achievement of anticipated financial results and other benefits of the acquisition;;
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets
(Unaudited)

(In millions, except share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$39.6	$42.0
Receivables, net of allowance for current expected credit losses	255.8	184.5
Inventories, net	420.2	319.8
Other current assets	18.3	17.9
Total current assets	733.9	564.1
Property, plant and equipment, net	1,605.1	990.1
Goodwill and intangible assets, net	54.1	41.5
Other assets, net	85.3	76.1
Total assets	$2,478.4	$1,671.8

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$5.2	$0.8
Accounts payable and accrued liabilities	418.1	285.1
Total current liabilities	423.3	286.0
Long-term debt	1,137.9	462.3
Liability for pension and other postretirement employee benefits	54.7	55.7
Deferred tax liabilities and other long-term obligations	204.0	199.1
Total liabilities	1,819.8	1,003.0

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,641,910 and 16,484,550 shares issued	—	—
Additional paid-in capital	13.5	14.9
Retained earnings	675.8	684.5
Accumulated other comprehensive loss, net of tax	(30.7)	(30.7)
Total stockholders' equity	658.6	668.8
Total liabilities and stockholders' equity	$2,478.4	$1,671.8
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per-share data)	2024	2023	2024	2023
Net sales	$586.4	$524.6	$1,082.6	$1,050.0
Costs and expenses:
Cost of sales	550.8	438.7	972.5	887.2
Selling, general and administrative expenses	38.0	39.1	74.3	75.1
Other operating (income) charges, net	17.0	(0.4)	25.0	0.6
Total operating costs and expenses	605.9	477.3	1,071.7	962.9
Income (loss) from operations	(19.5)	47.3	10.9	87.1
Interest expense, net	(16.0)	(7.5)	(22.6)	(15.1)
Other non-operating income	0.3	0.1	0.7	0.2
Total non-operating expense	(15.7)	(7.4)	(21.9)	(14.9)
Income (loss) before income taxes	(35.2)	39.9	(11.0)	72.2
Income tax provision (benefit)	(9.4)	10.2	(2.4)	18.6
Net income (loss)	$(25.8)	$29.7	$(8.6)	$53.5

Net income (loss) per common share:
Basic	$(1.55)	$1.76	$(0.52)	$3.18
Diluted	(1.55)	1.75	(0.52)	3.15

Average shares of common stock used to compute net income (loss) per share (in thousands):
Basic	16,661	16,865	16,634	16,849
Diluted	16,661	16,958	16,634	17,003
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(25.8)	$29.7	$(8.6)	$53.5
Other comprehensive loss:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial gain included in net periodic cost, net of tax	—	(0.1)	(0.1)	(0.1)
Other comprehensive loss, net of tax	—	(0.1)	(0.1)	(0.1)
Comprehensive income (loss)	$(25.8)	$29.6	$(8.7)	$53.4
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

(unaudited)	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating activities
Net income (loss)	$(25.8)	$29.7	$(8.6)	$53.5
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	30.9	24.6	54.1	49.4
Equity-based compensation expense	4.7	1.5	8.1	3.4
Deferred taxes	(3.5)	(1.6)	(5.1)	(2.9)
Defined benefit pension and other postretirement employee benefits	(0.8)	(0.6)	(1.7)	(1.1)
Amortization of deferred debt costs	0.7	0.3	1.1	0.6
Loss on sale or impairment associated with assets	0.7	—	0.8	1.1
Changes in operating assets and liabilities, excluding the effects of acquired business:
Increase in accounts receivable	(65.6)	(7.7)	(57.8)	(14.1)
(Increase) decrease in inventories	9.2	5.3	1.0	(17.0)
(Increase) decrease in other current assets	2.3	5.4	—	5.8
Increase (decrease) in accounts payable and accrued liabilities	69.4	(10.7)	89.9	(42.5)
Other, net	(1.2)	(0.1)	(1.5)	0.6
Net cash flows provided by operating activities	21.1	46.0	80.3	36.9
Investing activities
Additions to property, plant and equipment, net [1]	(18.1)	(12.8)	(36.6)	(34.3)
Acquisition of business	(708.2)	—	(708.2)	—
Net cash flows used in investing activities	(726.3)	(12.8)	(744.8)	(34.3)
Financing activities
Borrowings on long-term debt	726.7	—	723.5	12.0
Repayments of long-term debt	(30.3)	(0.2)	(50.5)	(12.5)
Repurchases of common stock	(3.0)	(8.4)	(3.5)	(10.1)
Payments of debt issuance costs	(4.1)	—	(4.5)	(0.1)
Other, net	0.2	(0.4)	(2.9)	(4.6)
Net cash flows provided by (used in) financing activities	689.6	(8.9)	662.1	(15.3)
Increase (decrease) in cash, cash equivalents	(15.6)	24.3	(2.4)	(12.7)
Cash and cash equivalents at beginning of period	55.2	17.4	42.0	54.4
Cash and cash equivalents at end of period	$39.6	$41.7	$39.6	$41.7

Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$8.0	$0.8	$17.8	$15.4
Cash paid for income taxes	$15.2	$15.1	$15.4	$15.1

1 Capital expenditures of $35.1 million and $14.0 million that have not been paid as of June 30, 2024 and 2023 were excluded from the Statements of Cash Flows.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2022	16,762	$—	$28.5	$576.8	$(33.3)	$572.1
Net income	—	—	—	23.8	—	23.8
Stock-based compensation expense	—	—	2.2	—	—	2.2
Issuance of shares under stock plans, net	242	—	(4.2)	—	—	(4.2)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	(0.1)	(0.1)
Repurchases of common stock	(51)	—	(1.7)	—	—	(1.7)
Balance at March 31, 2023	16,953	—	$24.7	$600.6	$(33.4)	$592.0
Net income	—	—	—	29.7	—	29.7
Stock-based compensation expense	—	—	1.7	—	—	1.7
Issuance of shares under stock plans, net	18	—	(0.4)	—	—	(0.4)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	(0.1)	(0.1)
Repurchases of common stock	(263)	—	(8.4)	—	—	(8.4)
Balance at June 30, 2023	16,708	$—	$17.7	$630.3	$(33.4)	$614.5

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2023	16,485	$—	$14.9	$684.5	$(30.7)	$668.8
Net income	—	—	—	17.2	—	17.2
Stock-based compensation expense	—	—	2.2	—	—	2.2
Issuance of shares under stock plans, net	175	—	(3.1)	—	—	(3.1)
Repurchases of common stock	(13)	—	(0.5)	—	—	(0.5)
Balance at March 31, 2024	16,647	$—	$13.5	$701.7	$(30.7)	$684.5
Net income (loss)	—	—	—	(25.8)	—	(25.8)
Stock-based compensation expense	—	—	2.8	—	—	2.8
Issuance of shares under stock plans, net	59	—	0.2	—	—	0.2
Repurchases of common stock	(64)	—	(3.0)	—	—	(3.0)
Balance at June 30, 2024	16,642	$—	$13.5	$675.8	$(30.7)	$658.6
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
Note 2 Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures primarily related to the rate reconciliation and disaggregation of income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Adoption of this ASU will result in additional disclosure, but it will not impact our consolidated financial position, results of operations or cash flows.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). This standard requires enhanced disclosures of segment expenses as well as additional information provided to the Chief Operating Decision Maker. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. Adoption of this ASU will result in additional disclosure, but it will not impact our consolidated financial position, results of operations or cash flows.
Note 3 Business Acquisition
On May 1, 2024, we completed the acquisition of a paperboard manufacturing facility and associated business, located in Augusta, Georgia (Augusta) from Graphic Packaging International, LLC (Augusta Acquisition). The acquisition is being accounted for under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combination as a business combination as opposed to an asset acquisition. We used borrowings under our credit facilities to fund the acquisition. This acquisition strengthens our position as a premier, independent supplier of paperboard products to converters through improved scale and cost structure. This acquisition is reported within our Pulp and Paperboard segment.
The purchase price of the Augusta Acquisition was allocated to assets acquired and liabilities assumed based on the estimated fair values as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is expected to be deductible for tax purposes. The allocation of the purchase price shown below remains preliminary and is subject to further adjustment, pending additional refinement and final completion of valuations, including but not limited to valuations of property, plant and equipment. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth as well as cost savings from reduction of duplicative overhead, streamlined operations and enhanced operational efficiency.

The purchase price allocation as of May 1, 2024 is as follows:

Purchase price	$708.2
Inventory	102.8
Other current assets	0.4
Property, plant and equipment	609.3
Other assets, net	11.8
Total assets acquired	724.3
Current portion of long-term debt	(0.6)
Accounts payable and accrued liabilities	(7.7)
Long-term debt	(8.9)
Other long-term obligation	(12.6)
Total liabilities assumed	(29.7)
Net assets acquired	694.5
Goodwill	13.7
Total estimated fair value of net assets acquired	$708.2
The Consolidated Statements of Operations includes $81.2 million of Net Sales and $5.8 million of Net Loss for the quarter and six months ended June 30, 2024.
The following unaudited pro forma consolidated financial information for the quarter and six months ended June 30, 2024 combines our results and the unaudited results of the Augusta operations for the corresponding periods. The unaudited pro forma consolidated financial information assumes that the Augusta Acquisition, which closed on May 1, 2024, was completed on January 1, 2023. The pro forma consolidated financial information has been calculated after applying our accounting policies and includes adjustments to reduce previous recorded amortization expense, fair value adjustments for acquired inventory, property, plant and equipment and operating leases. The impact to depreciation expense was de minimis due to the valuation step up being offset by increased useful lives. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of our operating results that would have been achieved had the Augusta Acquisition actually taken place on January 1, 2023. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Augusta Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that we may achieve as a result of the Augusta Acquisition.

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$650.1	$669.6	$1,271.4	$1,383.2
Net income (loss)	(23.2)	25.3	(21.9)	65.9

Note 4 Receivables
Receivables consist of:

	June 30, 2024	December 31, 2023
Trade accounts receivable	$230.7	$173.8
Allowance for current expected credit losses	(1.9)	(1.5)
Unbilled receivables	3.9	4.1
Taxes receivable	18.1	4.8
Other	4.9	3.1
	$255.8	$184.5
Note 5 Inventories
Inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	June 30, 2024	December 31, 2023
Logs, chips and sawdust	$28.0	$22.1
Pulp	20.2	16.8
Paperboard and tissue products	202.8	156.8
Materials and supplies	169.3	124.1
	$420.2	$319.8
Note 6 Property, Plant and Equipment
Property, plant and equipment consist of:

	June 30, 2024	December 31, 2023
Land and land improvements	$126.7	$106.0
Buildings and improvements	513.9	461.0
Machinery and equipment	2,889.2	2,359.9
Construction in progress	111.2	53.0
	3,641.0	2,979.8
Less accumulated depreciation and amortization	(2,035.9)	(1,989.7)
Property, plant and equipment, net	$1,605.1	$990.1
Note 7 Goodwill and Intangibles

Changes in the carrying amounts of goodwill and intangible assets allocated to the pulp and paperboard segment as follows:

	Pulp and Paperboard
	Goodwill	Intangibles	Total
Balance as of December 31, 2023	35.1	6.4	41.5
Recognized goodwill	13.7	—	13.7
Amortization	—	(1.1)	(1.1)
Balance as of June 30, 2024	$48.8	$5.4	$54.1
Intangible assets consisted of $5.4 million customer relationships. Outstanding definite-lived intangible assets are amortized over their useful lives of 10 years.
The gross book value and accumulated amortization of definite lived intangible assets at June 30, 2024 was $34.9 million and $29.5 million. The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2023 was $34.9 million and $28.4 million.

Note 8 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	June 30, 2024	December 31, 2023
Trade payables	$278.8	$163.9
Accrued compensation	39.1	39.0
Operating lease liabilities	17.4	15.4
Other	82.9	66.9
	$418.1	$285.1
Included in "Accounts payable and accrued liabilities" are $35.1 million and $13.0 million related to capital expenditures that had not yet been paid as of June 30, 2024 and December 31, 2023.
We maintain a program with a financial institution to provide our vendors with an option to receive payment earlier than our standard payment terms. As of June 30, 2024 and December 31, 2023, $15.1 million and $14.7 million of outstanding obligations under this program were included in "Other" in the table above.
As of June 30, 2024 and December 31, 2023, unrecognized tax benefits, including associated interest, of $28.5 million and $27.4 million were included in "Other" in the table above.
Note 9 Income Taxes
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
For the six months ended June 30, 2024, our income tax benefit was $2.4 million compared to a provision of $18.6 million in the same period in 2023. Our effective tax rate for the six months ended June 30, 2024 varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of state taxes, nondeductible compensation and interest related to uncertain tax provisions.

Note 10 Debt
Long-term debt at the balance sheet dates consisted of:

		June 30, 2024			December 31, 2023
	Interest Rate at June 30, 2024	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Term Revolving Facility under Term loan Credit Agreement maturing 2029, fixed interest rate	9.1%	$150.0	$(2.5)	$147.5	$150.0	$(2.8)	$147.2
Term Revolving Facility under Term Loan Credit Agreement maturing 2029, variable interest rate	9.1%	$120.0	$—	$120.0	$—	$—	$—
Farm Credit Term Loan Facility under Term Loan Credit Agreement maturing 2031, variable interest rate	9.1%	394.8	(2.7)	392.1	—	—	—
Commercial Bank Term Loan Facility under Term Loan Credit Agreement, maturing 2029, variable interest rate	8.6%	88.8	(0.6)	88.2	—	—	—
2020 Notes, maturing 2028, fixed interest rate	4.8%	275.0	(2.1)	272.9	275.0	(2.4)	272.6
Revolving loan facility under ABL Credit Agreement, maturing 2027, variable interest rate	6.9%	90.0	—	90.0	20.0	—	20.0
Finance leases		32.2	—	32.2	23.3	—	23.3
Total debt		1,150.9	(7.8)	1,143.0	468.3	(5.1)	463.1
Less: current portion		(5.6)	0.5	(5.2)	(0.8)	—	(0.8)
Net long-term portion		$1,145.2	$(7.4)	$1,137.9	$467.4	$(5.1)	$462.3

TERM CREDIT AGREEMENTS
On May 1, 2024, the Company entered into an amendment and restatement of our Credit Agreement, dated October 27, 2023, with AgWest Farm Credit, PCA, as administrative agent, and several lenders (as so amended and restated, the “Term Credit Agreement”).
After giving effect to the amendment and restatement, the credit facilities provided under the Term Credit Agreement consist of (i) a term revolver loan commitment in the amount of $270 million (the “Term Revolver Facility”), $150 million of which was borrowed on October 27, 2023 and $120 million of which was borrowed on May 1, 2024, (ii) a term loan commitment in the amount of $400 million (the “Farm Credit Term Loan Facility”), which was fully drawn on May 1, 2024 and (iii) a term loan commitment in the amount of $90 million (the “Commercial Bank Term Loan Facility” and together with the Farm Credit Term Loan Facility, collectively, the “Term Loan Facilities”), which was fully drawn on May 1, 2024.
We may increase commitments under the Term Revolver Facility in an aggregate principal amount of up to $60 million, subject to obtaining commitments from participating lenders. The Term Credit Agreement matures on the earlier of (i) in the case of the Term Revolver Facility and the Commercial Bank Term Loan Facility, May 1, 2029, (ii) in the case of the Farm Credit Term Loan Facility, May 1, 2031 and (iii) and subject to springing maturity 91 days prior to the maturity of the 2020 Notes, if the outstanding principal amount of the 2020 Notes plus $50 million is less than our available borrowing liquidity and unrestricted cash.
We may prepay and reborrow the borrowings under the Term Revolver Facility, in whole or in part, at any time and from time to time without premium or penalty (other than prepayments of the initial advance on the Term Revolver Facility of $150 million to the extent made prior to November 1, 2024 and in certain other circumstances). In addition, we must make mandatory prepayments of principal under the Term Revolver Facility upon the occurrence of certain asset sales. We are required to repay a percentage of the aggregate outstanding principal amount of the borrowings under the Term Loan Facilities in quarterly installments on the last day of each March, June, September and December, commencing on the first day of the third full fiscal quarter after May 1, 2024. We may prepay any borrowings under the Term Loan Facilities, in whole or in part, at any time and from time to time without premium or penalty. In addition, we must make mandatory prepayments of principal under the Term Loan Facilities upon the occurrence of certain specified events, including certain asset sales (as disclosed in Note 19), debt issuances not permitted under the Term Credit Agreement, and of 50% of our quarterly excess cash flows, less any voluntary prepayments of the Term Loan Facilities.
ABL CREDIT AGREEMENT
On May 1, 2024, the Company entered into an amendment (the “ABL Amendment”) of its Credit Agreement, dated July 26, 2019, with JPMorgan Chase Bank, N.A., as administrative agent and several lenders (as so amended, the “ABL Credit Agreement”). After giving effect to the ABL Amendment, the maximum commitment of the lenders (subject to borrowing base limitations) under the ABL Credit Agreement was increased from $275 million to $375 million, $120 million of which was borrowed as of May 1, 2024 and $3.7 million of which was utilized for outstanding but undrawn letters of credit.
At June 30, 2024, we were in compliance with the currently applicable covenants associated with the Term Credit Agreement and the ABL Credit Agreement.
The fair value of our debt is included in the following table:

	June 30, 2024	December 31, 2023
Farm Credit Term Loan Facility under Term Credit agreement, maturing 2031, variable interest rate	$400.0	$—
2020 Notes, maturing 2028, fixed interest rate	255.1	255.1
Term Revolver Facility under Term Credit Agreement, maturing 2029, fixed interest rate	150.0	150.6
Term Revolver Facility under Term Credit Agreement, maturing 2029, variable interest rate	120.0	—
Commercial Bank Term Loan Facility under Term Credit Agreement, maturing 2029, variable interest rate	90.0	—
Revolving loan facility under ABL Credit Agreement, maturing 2027, variable interest rate	90.0	20.0
	$1,105.1	$425.7
Note 11 Other Operating Charges
The major components of “Other operating (income) charges, net” in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2024 and 2023 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Acquisition and divestiture related costs	$10.3	$—	$14.5	$—
Integration costs	4.1	—	6.5	—
Loss on sale or impairment associated with assets	0.7	—	0.8	1.1
Directors' equity-based compensation expense	2.0	(0.2)	3.1	(0.4)
Other	—	(0.3)	—	(0.1)
	$17.0	$(0.4)	$25.0	$0.6

2024
During the second quarter of 2024, we recorded $17.0 million of expense in "Other operating (income) charges, net." The main components of the expense include:
•expense of $10.3 million associated with acquisition and divestiture activities (primarily legal and professional services);
•expense of $4.1 million associated with integration activities (primarily professional services);
•loss of $0.7 million associated with the impairment of property, plant and equipment; and
•expense of $2.0 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the first quarter of 2024, we recorded $7.9 million of expense in "Other operating (income) charges, net." The main components of the expense include:
•expense of $4.2 million associated with acquisition and divestiture activities (primarily legal and professional services);
•expense of $2.3 million associated with integration activities (primarily professional services);
•loss of $0.2 million associated with the impairment of equipment and related spare parts no longer being used; and
•expense of $1.2 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
2023
During the second quarter of 2023, we recorded $0.4 million of income in "Other operating (income) charges, net." The components of the expense include:
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
Note 12 Non-Operating Expense
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2024 and 2023 are reflected in the table below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$(16.1)	$(7.6)	$(22.8)	$(15.2)
Amortization of debt issuance costs and accretion of debt discount	(0.7)	(0.3)	(1.1)	(0.6)
Interest income	0.8	0.3	1.4	0.6
Interest expense, net	(16.0)	(7.5)	(22.6)	(15.1)

Non-operating pension and other postretirement employee benefits	0.3	0.1	0.7	0.2
Total non-operating expense	$(15.7)	$(7.4)	$(21.9)	$(14.9)

Note 13 Retirement Plans and Postretirement Benefits
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
Pension Benefit Plans	2024	2023	2024	2023
Service cost	$0.6	$0.9	$1.3	$1.7
Interest cost	3.0	3.1	5.9	6.2
Expected return on plan assets	(3.9)	(3.8)	(7.9)	(7.6)
Net periodic cost	$(0.3)	$0.2	$(0.6)	$0.4

	Quarter Ended June 30,		Six Months Ended June 30,
Other Postretirement Employee Benefit Plans	2024	2023	2024	2023
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.7	0.7	1.3	1.4
Amortization of actuarial gain	(0.1)	(0.1)	(0.1)	(0.3)
Net periodic cost	$0.6	$0.6	$1.3	$1.2

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service component of net periodic cost are recorded to "Other non-operating income" on our Consolidated Statements of Operations. For the quarter and six months ended June 30, 2024, we recorded $0.6 million and $1.1 million to "Cost of sales" and $0.1 million and $0.3 million to "Selling, general, and administrative expenses." For the quarter and six months ended June 30, 2023, we recorded $0.8 million and $1.5 million to "Cost of sales" and $0.1 million and $0.3 million to "Selling, general, and administrative expenses."
Note 14 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2022	$(46.5)	$13.3	$(33.3)
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	(0.1)
Balance at June 30, 2023	$(46.5)	$13.1	$(33.4)

Balance at December 31, 2023	$(42.0)	$11.3	$(30.7)
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.1)	(0.1)
Balance at June 30, 2024	$(41.9)	$11.2	$(30.7)
Note 15 Stockholders' Equity
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At June 30, 2024, approximately 0.5 million shares were available for future issuance under our current plan.

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total stock-based compensation expense	$4.7	$1.5	$8.1	$3.4
Income tax benefit related to stock-based compensation	$1.0	$0.4	$1.3	$0.9
Impact on cash flow from proceeds on options exercised	$1.1	$—	$1.1	$—
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$0.8	$0.4	$3.9	$4.6
At June 30, 2024, there was $19.0 million of total unrecognized compensation costs related to outstanding restricted stock unit awards.
During the six months ended June 30, 2024, we granted 221,319 restricted stock units (time vesting) at an average grant date fair value of $38.18 per share and 163,310 restricted stock units (performance vesting) at an average grant date fair value of $40.17 per share.
Note 16 Earnings (Loss) per Share
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

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Basic weighted-average common shares outstanding	16,661	16,865	16,634	16,849
Incremental shares due to:
Stock-based awards	—	91	—	152
Performance shares	—	2	—	2
Diluted weighted-average common shares outstanding	16,661	16,958	16,634	17,003
Shares excluded from the computation of diluted earnings (loss) per share were 0.4 million for the quarter and six months ended June 30, 2024 and 0.5 million and 0.4 million for the quarter and six months ended June 30, 2023 as they were either antidilutive (not in-the-money) or the required performance conditions were not met.

Note 17 Segment Information
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment net sales:
Pulp and Paperboard	$333.6	$272.3	$578.1	$551.0
Consumer Products	252.8	253.6	505.9	502.0
Eliminations	—	(1.3)	(1.4)	(3.0)
Net sales	$586.4	$524.6	$1,082.6	$1,050.0

Operating income (loss):
Pulp and Paperboard	$(12.2)	$42.0	$13.1	$99.1
Consumer Products	27.4	25.0	59.0	29.2
Corporate and eliminations	(17.7)	(20.1)	(36.2)	(40.6)
Other operating (income) charges, net	(17.0)	0.4	(25.0)	(0.6)
Income (loss) from operations	$(19.5)	$47.3	$10.9	$87.1

	June 30, 2024	December 31, 2023
Assets:
Pulp and Paperboard	$1,483.4	$665.8
Consumer Products	894.1	917.2
Corporate	100.9	88.8
Total Assets	$2,478.4	$1,671.8
Net sales, classified by major products, were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Major products:
Paperboard	$331.5	$263.0	$571.9	$536.4
Retail tissue	252.0	252.8	502.8	498.8
Pulp	0.2	7.0	2.5	10.3
Other	2.8	3.1	6.8	7.5
Eliminations	—	(1.3)	(1.4)	(3.0)
Total net sales	$586.4	$524.6	$1,082.6	$1,050.0

Note 18 Insurance Recovery
During the first quarter of 2024, we experienced a natural gas disruption due to an extreme weather event that resulted in damage at our Lewiston, Idaho facility. During the quarter ended June 30, 2024, we received $10.5 million in insurance proceeds, of which $4.7 million was related to business interruption insurance and $5.8 million was related to reimbursable costs. Proceeds of $0.9 million and $9.3 million were allocated to our Consumer Products and Pulp and Paperboard segments, and were recorded within "Cost of sales" in the Consolidated Statements of Operations. Proceeds of $0.3 million were related to property, plant and equipment.

Note 19 Subsequent Event - Business Divestiture
On July 21, 2024, the Company entered into a Membership Interest Purchase Agreement and an Asset Purchase Agreement with Sofidel America Corp. (“Sofidel”), a wholly owned subsidiary of Sofidel S.p.A., pursuant to which, among other things, the Company agreed to sell our consumer products division (tissue business) to Sofidel for approximately $1.06 billion in cash, subject to adjustments for debt, cash, transaction expenses and net working capital (the “Tissue Divestiture”). The Company expects net proceeds from the Tissue Divestiture of approximately $850 million, which we intend to use to meaningfully de-lever our balance sheet. The Tissue Divestiture is expected to close in the fourth quarter of 2024, subject to regulatory approvals and other customary closing conditions.

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
OVERVIEW
Executive Summary
We recorded net sales of $586.4 million for the quarter ended June 30, 2024 compared to $524.6 million for the quarter ended June 30, 2023. We recorded a net loss for the quarter ended June 30, 2024 of $25.8 million, or $1.55 per diluted share, compared to net income of $29.7 million or $1.75 per diluted share for the quarter ended June 30, 2023. We recorded Adjusted EBITDA for the quarter ended June 30, 2024 of $35.3 million compared to $71.5 million for the quarter ended June 30, 2023.
We recorded an increase of 3% in net sales to $1.1 billion for the six months ended June 30, 2024 compared to $1 billion for the six months ended June 30, 2023. We recorded a net loss for the six months ended June 30, 2024 of $8.6 million, or $0.52 per diluted share, compared to net income of $53.5 million or $3.15 per diluted share for the six months ended June 30, 2023. We recorded Adjusted EBITDA for the six months ended June 30, 2024 of $96.8 million compared to $137.2 million for the six months ended June 30, 2023.
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
For a discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report except as discussed below.
Business Acquisitions
We apply the principles provided in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, to determine whether an acquisition involves an asset or a business. In determining whether an acquisition should be accounted for as a business combination or asset acquisition, we first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is accounted for as an asset acquisition. If this is not the case, we then further evaluate whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the transaction is accounted for as a business combination.
We account for business combinations using the acquisition method of accounting which requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative estimated fair value basis. Transaction costs are expensed in a business combination and transaction costs directly attributable to the acquisition are considered a component of the cost of the acquisition in an asset acquisition. See Note 3, "Business Acquisition," in the Notes to Consolidated Financial Statements included in Item 1 of this report for additional information.

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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income and segment operating income.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(25.8)	$29.7	$(8.6)	$53.5
Income tax provision (benefit)	(9.4)	10.2	(2.4)	18.6
Interest expense, net	16.0	7.5	22.6	15.1
Depreciation and amortization	30.9	24.6	54.1	49.4
Inventory revaluation on acquired business	6.8	—	6.8	—
Other operating (income) charges, net	17.0	(0.4)	25.0	0.6
Other non-operating income	(0.3)	(0.1)	(0.7)	(0.2)
Adjusted EBITDA	$35.3	$71.5	$96.8	$137.2

Pulp and Paperboard segment income (loss)	$(12.2)	$42.0	$13.1	$99.1
Inventory revaluation on acquired business	6.8	—	6.8	—
Depreciation and amortization	16.5	9.3	24.8	18.5
Adjusted EBITDA Pulp and Paperboard segment	$11.1	$51.3	$44.8	$117.6

Consumer Products segment income	$27.4	$25.0	$59.0	$29.2
Depreciation and amortization	14.0	14.7	28.2	29.7
Adjusted EBITDA Consumer Products segment	$41.4	$39.7	$87.1	$58.9

Corporate and other expense	$(17.7)	$(20.1)	$(36.2)	$(40.6)
Depreciation and amortization	0.5	0.6	1.1	1.2
Adjusted EBITDA Corporate and other	$(17.2)	$(19.5)	$(35.1)	$(39.3)

Pulp and Paperboard segment	$11.1	$51.3	$44.8	$117.6
Consumer Products segment	41.4	39.7	87.1	58.9
Corporate and other	(17.2)	(19.5)	(35.1)	(39.3)
Adjusted EBITDA	$35.3	$71.5	$96.8	$137.2

OUR OPERATING RESULTS
Our operating results for each of our segments are discussed below. See Note 17, "Segment Information," of the Notes to the Consolidated Financial Statements included in Item 1 of this report for further information regarding our segments.
Pulp and Paperboard Segment

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per unit and paperboard shipments)	2024	2023	Increase (decrease)	2024	2023	Increase (decrease)
Net Sales:
Paperboard	$331.5	$263.0	26.1%	$571.9	$536.4	6.6%
Pulp	0.2	7.0	(97.8)%	2.5	10.3	(75.7)%
Other	2.0	2.3	(14.4)%	3.7	4.3	(14.0)%
	$333.6	$272.3	22.5%	$578.1	$551.0	4.9%

Operating income (loss)	$(12.2)	$42.0	(129.1)%	$13.1	$99.1	(86.8)%
Operating margin	(3.7)%	15.4%		2.3%	18.0%

Adjusted EBITDA	$11.1	$51.3	(78.4)%	$44.8	$117.6	(61.9)%
Adjusted EBITDA margin	3.3%	18.8%		7.7%	21.3%

Paperboard shipments (short tons)	272,585	186,160	46.4%	459,888	375,558	22.5%
Paperboard sales price (per short ton)	$1,216	$1,413	(13.9)%	$1,244	$1,428	(12.9)%
Sales volumes in our Pulp and Paperboard segment increased for the quarter and six months ended June 30, 2024 compared to the same period in the prior year due the inclusion of the Augusta operations (see Note 3, "Business Acquisition," in our Notes to our Consolidated Financial Statements). Sales prices decreased in our Pulp and Paperboard segment for the quarter and six months ended June 30, 2024 compared to the same period in the prior year due to previously announced price decreases and changes in our product mix.
Operating income and Adjusted EBITDA decreased for the quarter ended June 30, 2024 as compared to the same period in the prior year due to lower sales prices and the impacts of our planned major maintenance outage at our Lewiston, Idaho facility, partially offset by lower wood costs and an insurance recovery related to a significant weather event at our Lewiston, Idaho facility which occurred in the first quarter of 2024. The decrease in operating income and Adjusted EBITDA for the six months ended June 30, 2024 as compared to the same period in the prior year was primarily driven by lower sales prices and the impacts of our planned major maintenance outage at our Lewiston, Idaho facility, partially offset by lower wood costs.

Consumer Products Segment

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per unit and shipments)	2024	2023	Increase (decrease)	2024	2023	Increase (decrease)
Net Sales:
Retail tissue	$252.0	$252.8	(0.3)%	$502.8	$498.8	0.8%
Other	0.8	0.8	2.6%	3.1	3.2	(3.1)%
	$252.8	$253.6	(0.3)%	$505.9	$502.0	0.8%

Operating income	$27.4	$25.0	9.7%	$59.0	$29.2	101.8%
Operating margin	10.9%	9.9%		11.7%	5.8%

Adjusted EBITDA	$41.4	$39.7	4.3%	$87.1	$58.9	47.9%
Adjusted EBITDA margin	16.4%	15.7%		17.2%	11.7%

Shipments (short tons)
Retail	81,196	78,672	3.2%	161,125	155,520	3.6%
Other	374	103	263.1%	2,625	1,120	134.4%
	81,570	78,775	3.5%	163,750	156,640	4.5%

Sales price (per short ton)
Retail	$3,104	$3,214	(3.4)%	$3,121	$3,207	(2.7)%
Retail sales volumes in our Consumer Products segment increased for the quarter and six months ended June 30, 2024 compared to the same period in the prior year due to the increased demand for private label versus branded products. Retail sales prices decreased in our Consumer Products segment for the quarter and six months ended June 30, 2024 compared to the same period in the prior year due to changes in our product mix and reductions resulting from contract pricing indexed to certain cost inputs.
Operating income and Adjusted EBITDA increased for the quarter ended June 30, 2024 compared to the same period in the prior year predominately due to higher volumes and lower raw material costs partially offset by lower sales prices. The increase in operating income and Adjusted EBITDA for the six months ended June 30, 2024 compared to the same period in the prior year was driven by lower input costs, primarily in pulp, freight and energy costs.
Corporate expenses
Corporate expenses for the quarter and six months ended June 30, 2024 were $17.7 million and $36.2 million compared to $20.1 million and $40.6 million in the same period in the prior year. The decrease between periods is primarily related to costs associated with business process improvement projects which occurred during 2023 offset by higher wages in 2024. Corporate expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions not directly associated with the business operations.
Other operating charges
See Note 11, "Other operating charges," of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
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
Operating Activities
Net cash flows provided by operating activities for the six months ended June 30, 2024 were $80.3 million compared to net cash flows used in operating activities of $36.9 million for the six months ended June 30, 2023. This increase was driven by increases in trade accounts payable compared to the six months ended June 30, 2023 due to the timing of the planned major outages that occurred in the second quarter of 2024 and the fourth quarter of 2022. Accounts receivable and accounts payable agings as of June 30, 2024 have remained relatively consistent with balances as of December 31, 2023.
Investing Activities
Net cash flows used in investing activities for six months ended June 30, 2024 were $744.8 million compared to $34.3 million in the same period of the prior year. This amount includes $708.2 million associated with the acquisition of a paperboard manufacturing facility and associated business, located in Augusta, Georgia (Augusta) from Graphic Packaging International, LLC (the “Augusta Acquisition”). Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $35.1 million and $14.0 million related to unpaid capital expenditures at June 30, 2024 and 2023.
During 2024, we expect cash paid for capital expenditures to be approximately $120 million to $140 million.
Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $662.1 million. We received net proceeds of $723.5 million from the issuance of long-term debt related to the business acquisition. We used $4.5 million for debt issuance costs, $3.5 million to repurchase stock, and repaid debt of $50.5 million.
During the six months ended June 30, 2023, net cash used for financing activities was $15.3 million. We used $10.1 million to repurchase stock though our share repurchase program and $4.6 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, we borrowed and repaid $12.0 million on our ABL Credit Agreement to cover short term cash requirements.
Term Credit Agreement and ABL Credit Agreement
The Company is a party to a Credit Agreement, dated October 27, 2023, with AgWest Farm Credit, PCA, as administrative agent, and several lenders, as amended and restated on May 1, 2024 (as so amended and restated, the “Term Credit Agreement”) that consists of the following facilities: (i) a term revolver loan commitment in the amount of $270 million (the “Term Revolver Facility”), $150 million of which was borrowed on October 27, 2023 and $120 million of which was borrowed on May 1, 2024, (ii) a term loan commitment in the amount of $400 million (the “Farm Credit Term Loan Facility”), which was fully drawn on May 1, 2024 and (iii) a term loan commitment in the amount of $90 million (the “Commercial Bank Term Loan Facility” and together with the Farm Credit Term Loan Facility, collectively, the “Term Loan Facilities”), which was fully drawn on May 1, 2024. We may also increase commitments under the Term Revolver Facility in an aggregate principal amount of up to $60 million, subject to obtaining commitments from any participating lender and certain other conditions.
The lending commitment under the Term Revolver Facility is subject to an annual reduction of 2% of the commitments then in effect. The Term Credit Agreement matures and the lending obligations under the Term Revolver Facility terminate on the earlier of (i) in the case of the Term Revolver Facility and the Commercial Bank Term Loan Facility, May 1, 2029, (ii) in the case of the Farm Credit Term Loan Facility, May 1, 2031 and (iii) and the date that is 91 days prior to the maturity of the Company’s 4.750% senior notes due 2028 (the “2020 Notes”), unless during such period of time the outstanding principal amount of the 2020 Notes plus $50 million is less than the sum of our available borrowing liquidity and unrestricted cash.

We may, at our option, prepay and reborrow any borrowings under the Term Revolver Facility, in whole or in part, at any time and from time to time without premium or penalty (other than prepayments of the initial advance on the Term Revolver Facility of $150 million to the extent made prior to November 1, 2024 and in certain other circumstances). In addition, we must make mandatory prepayments of principal under the Term Revolver Facility upon the occurrence of certain asset sales. We are required to repay a percentage of the aggregate outstanding principal amount of the borrowings under the Term Loan Facilities in quarterly installments on the last day of each March, June, September and December, commencing on the first day of the third full fiscal quarter after May 1, 2024. We may prepay any borrowings under the Term Loan Facilities, in whole or in part, at any time and from time to time without premium or penalty. In addition, we must make mandatory prepayments of principal under the Term Loan Facilities upon the occurrence of certain specified events, including certain asset sales, debt issuances not permitted under the Term Credit Agreement, and of 50% of our quarterly excess cash flows, less any voluntary prepayments of the Term Loan Facilities.
Under the Term Revolver Facility and the Farm Credit Term Loan Facility, loans generally may bear interest based on the secured overnight financing rate (SOFR) or the agent’s fixed rate, as applicable, plus, in each case, an applicable margin that (i) prior to repayment in full of the Term Loan Facilities, may vary between 2.25% per annum and 4.75% per annum based on our consolidated leverage ratio (as defined under and calculated in accordance with the Term Credit Agreement) and (ii) with respect to the Term Revolver Facility and after payment in full of the Term Loan Facilities, is 3.65% per annum. In the case of the $150 million borrowing disbursed under the Term Revolver Facility on October 27, 2023, the Company previously selected a one-year fixed rate loan bearing interest at an all-in interest rate of 9.13%. Under the Commercial Bank Term Loan Facility, loans generally may bear interest based on SOFR or a base rate, as applicable, plus, in each case, an applicable margin that (x) in the case of SOFR loans, may vary between 1.75% per annum and 4.25% per annum based on the Company’s consolidated leverage ratio and (y) in the case of base rate loans, may vary between 0.75% per annum and 3.25% per annum, in each case, based on the Company’s consolidated leverage ratio.
Until our consolidated leverage ratio is less than or equal to 3.25 to 1.00 and our debt to capitalization ratio is less than or equal to 60%, in each case, for four consecutive fiscal quarters (or as of the end of a quarter, if earlier, if a disposition is consummated which results in indebtedness being reduced by at least $200 million) we must maintain the following financial covenants under the Term Credit Agreement: (i) a maximum consolidated leverage ratio not greater than (x) commencing with the first fiscal quarter ending at least fifteen (15) months after May 1, 2024 and until the fiscal quarter ending immediately prior to the first fiscal quarter ending at least twenty-four (24) months after May 1, 2024, 4.50 to 1.00, and (y) commencing with the first fiscal quarter ending at least twenty-four (24) months after May 1, 2024 and thereafter, 4.00 to 1.00; and (ii) a minimum current ratio (as defined under and calculated in accordance with Term Credit Agreement) not less than 1.25 to 1.00. In addition, until the Commercial Bank Term Loan Facility is paid in full, we must maintain a maximum debt to capitalization ratio no greater than (1) commencing with the first fiscal quarter ending after May 1, 2024 and until the fiscal quarter ending immediately prior to the first fiscal quarter ending at least twenty-four (24) months after May 1, 2024, 70%, (2) commencing with the first fiscal quarter ending at least twenty-four (24) months after May 1, 2024 and until the fiscal quarter ending immediately prior to the first fiscal quarter ending at least forty-eight (48) months after May 1, 2024, 65%, and (3) commencing with the first fiscal quarter ending at least forty-eight (48) months after May 1, 2024 and thereafter, 60%.
The Company is also party to a Credit Agreement, dated July 26, 2019, with JPMorgan Chase Bank, N.A., as administrative agent and several lenders, as amended on May 1, 2024 (as so amended, the “ABL Credit Agreement”) that includes a $375 million revolving loan commitment, subject to borrowing base limitations. The revolving commitments terminate, and the ABL Credit Agreement matures, on November 7, 2027. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. We may, at our option, prepay and reborrow any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
Under the ABL Credit Agreement, loans may bear interest based on SOFR or an annual base rate, as applicable, plus, in each case, an applicable margin that is based on availability, as calculated under the ABL Credit Agreement that may vary from 1.25% per annum to 1.75% per annum in the case of SOFR loans and 0.25% per annum to 0.75% per annum in the case of annual base rate loans. In addition, a commitment fee based on unused availability is also payable which may vary from 0.25% per annum to 0.375% per annum.
The ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than or equal to the greater of (i) 10.0% of the lesser of the borrowing base and the maximum $375 million of current revolving loan commitments and (ii) $25 million.

The obligations under the Term Credit Agreement and the ABL Credit Agreement are secured by liens on substantially all of our personal property assets and each of our domestic subsidiaries that are guarantors.
Both the Term Credit Agreement and the ABL Credit Agreement contain customary representations, warranties, affirmative and negative covenants, and events of default (including with respect to a change of control).
At June 30, 2024, we were in compliance with the currently applicable covenants associated with our Term Credit Agreement and our ABL Credit Agreement, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our Term Credit Agreement, our ABL Credit Agreement or other credit agreements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant developments with regard to our exposure to market risk for the quarter ended June 30, 2024. For a discussion of certain market risks to which we may be exposed, see Part II, “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.	Controls and Procedures
As of June 30, 2024, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings
We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.
CERCLA/EPCRA Reporting:
In November 2023, the United States Environmental Protection Agency (EPA) alleged that the Company had violated the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and Emergency Planning and Community Right-to-Know Act (EPCRA) by failing to timely report certain chlorine releases that occurred at the Company’s facility in Lewiston, Idaho in 2019, 2020, and 2021 to the National Response Center and State Response Center. Although the Company reported each of the releases to the respective response centers, the EPA alleged that the Company should have reported sooner. In June 2024, the Company, without admitting any wrongdoing, settled the matter with the EPA and agreed to pay a $322,088 civil penalty.

ITEM 1A.	Risk Factors
Except as set forth below, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, entitled “Risk Factors.”
RISKS RELATING TO THE SALE OF OUR CONSUMER PRODUCTS DIVISION (OUR TISSUE BUSINESS)
We may fail to complete the divestiture of our consumer products division (our tissue business), and a completed divestiture may disrupt our remaining business or not achieve its intended benefits.
On July 21, 2024, the Company entered into a Membership Interest Purchase Agreement and an Asset Purchase Agreement with Sofidel America Corp. (“Sofidel”), a wholly owned subsidiary of Sofidel S.p.A., pursuant to which, among other things, the Company agreed to sell our consumer products division (the “Tissue Business”) to Sofidel (the “Tissue Divestiture”). The Tissue Divestiture is expected to close in the fourth quarter of 2024, subject to regulatory approvals and other customary closing conditions. A number of risks and challenges may arise in consummating the Tissue Divestiture, including, among others:
•one or more closing conditions to the Tissue Divestiture, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise;
•the Tissue Divestiture may not be completed in the time frame expected by the parties, or at all;
•there may be unexpected costs, charges or expenses resulting from the Tissue Divestiture; and
•there may be stockholder litigation in connection with the Tissue Divestiture or other settlements or investigations may affect the timing or occurrence of the Tissue Divestiture or result in significant costs of defense, indemnification and liability.
In addition, the Tissue Divestiture could cause disruption in our remaining business, including potential adverse changes to relationships with customers, employees, suppliers or other parties resulting from the divestiture process. The Tissue Divestiture may also be disruptive to our regular operations, diverting the attention of our workforce and management team from the day-to-day operation of our business, making the execution of business and other potential strategies more difficult, and could result in increased undesired workforce turnover, including of key leaders or other personnel.
Even if we are successful at separating and divesting our Tissue Business, we may not realize some or all of the anticipated benefits from the Tissue Divestiture with respect to the anticipated performance of our remaining business. The Tissue Divestiture may result in continued financial exposure to the Tissue Business through the retention of certain liabilities, including, for example, with respect to certain environmental claims. The Tissue Divestiture may not enhance long-term stockholder value as anticipated and/or the efforts required to complete the divestiture process may be more costly or time-consuming than expected. Any of the foregoing could result in the imposition of obligations that could have a material adverse effect on our remaining business, operating results or financial condition.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2024 to April 30, 2024	22,000	$41.13	22,000	$5.5
May 1, 2024 to May 31, 2024	23,000	$49.15	23,000	$4.3
June 1, 2024 to June 30, 2024	19,000	$51.03	19,000	$3.4
Total	64,000	$46.95	64,000

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 5.	Other Information.
During the quarter ended June 30, 2024, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of regulation S-K.

ITEM 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference in, this report:

			Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed herewith?	Form	Exhibit No.	Date Filed
31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.	X
2.1**	Membership Interest Purchase Agreement, dated July 21, 2024, by and between Clearwater Paper Corporation and Sofidel America Corp.* *		8-K	2.1	July 22, 2024
2.2**	Asset Purchase Agreement, dated July 21, 2024, by and between Clearwater Paper Corporation and Sofidel America Corp.* *		8-K	2.2	July 22, 2024
3.1	Restated Certification of Incorporation of Clearwater Paper Corporation.		8-K	3.1	May 15, 2024
3.2	Amended and Restated Bylaws of Clearwater Paper Corporation.		8-K	3.2	May 15, 2024
10.1	Amended and Restated Credit Agreement, dated May 1, 2024 by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lender party thereto.		8-K	10.1	May 1, 2024
10.2	Fifth Amendment to ABL Credit Agreement and Omnibus Amendment, dated May 1, 2024, by and among Clearwater Paper Corporation, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		8-K	10.2	May 1, 2024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	Certain schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, annexes and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

August 6, 2024	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

August 6, 2024	By:	/s/ SHERRI J. BAKER
Sherri J. Baker
Senior Vice President, Chief Financial Officer (Principal Financial Officer)