Form 10-Q
period 2024-09-30
Clearwater Paper Corp
filed 2024-11-04
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 3, 2024 was 16,567,722.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the recent sale of our consumer products division (our tissue business), our acquisition of a paperboard manufacturing facility and associated business; accounting standards; our operations and expectations; current and anticipated borrowing and credit facilities; cash flows; capital expenditures; disclosure controls; compliance with our loan and financing agreements; tax rates; debt repayments; operating costs; selling, general and administrative expenses; liquidity; benefit plan funding levels; stockholder equity; interest expenses; and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2023 Form 10-K, as well as the following:
•there may be unexpected costs, charges or expenses resulting from the recent consumer products division (tissue business) sale transaction;
•there may be stockholder litigation in connection with the recent consumer products division sale transaction or the acquisition of the Augusta, Georgia paperboard manufacturing facility or other settlements or investigations may affect the timing or occurrence of the recent consumer products sale transaction or result in significant costs of defense, indemnification and liability;
•our inability to realize the expected benefits of the Augusta, Georgia paperboard manufacturing facility acquisition because of integration difficulties or other challenges;
•risks relating to the integration of the Augusta, Georgia paperboard manufacturing facility and achievement of anticipated financial results and other benefits of the acquisition;
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$35.5	$42.0
Receivables, net of allowance for current expected credit losses	172.7	96.1
Inventories, net	264.6	161.2
Other current assets	12.9	17.4
Current assets of discontinued operations	246.1	247.5
Total current assets	731.9	564.1
Property, plant and equipment	2,294.2	1,608.6
Accumulated depreciation and amortization	(1,282.2)	(1,247.9)
Property, plant and equipment, net	1,012.0	360.7
Goodwill and intangible assets, net	52.2	41.5
Other assets, net	59.1	47.6
Long-term assets of discontinued operations	633.6	657.9
Total assets	$2,488.7	$1,671.8

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$7.4	$—
Accounts payable and accrued liabilities	301.7	195.5
Current liabilities of discontinued operations	103.0	90.5
Total current liabilities	412.1	286.0
Long-term debt	1,143.3	439.9
Liability for pension and other postretirement employee benefits	52.4	54.5
Deferred tax liabilities and other long-term obligations	85.8	84.6
Long-term liabilities of discontinued operations	130.5	138.1
Total liabilities	1,824.1	1,003.0

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,590,722 and 16,484,550 shares issued	—	—
Additional paid-in capital	13.7	14.9
Retained earnings	681.7	684.5
Accumulated other comprehensive loss, net of tax	(30.8)	(30.7)
Total stockholders' equity	664.6	668.8
Total liabilities and stockholders' equity	$2,488.7	$1,671.8
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per-share data)	2024	2023	2024	2023
Net sales	$393.3	$278.9	$996.5	$867.4
Costs and expenses:
Cost of sales	363.2	228.3	935.1	702.6
Selling, general and administrative expenses	31.6	28.3	90.0	88.0
Other operating charges, net	(0.3)	1.7	20.3	1.1
Total operating costs and expenses	394.5	258.2	1,045.4	791.7
Income (loss) from continuing operations	(1.2)	20.7	(48.9)	75.7
Interest expense, net	(13.1)	(2.2)	(24.0)	(7.9)
Other non-operating income	0.3	0.1	1.0	0.3
Total non-operating expense	(12.8)	(2.1)	(22.9)	(7.6)
Income (loss) from continuing operations before income taxes	(14.0)	18.6	(71.8)	68.1
Income tax provision (benefit)	(3.3)	3.7	(17.4)	16.7
Income (loss) from continuing operations	(10.7)	14.9	(54.4)	51.4
Income from discontinued operations, net of tax	16.6	21.7	51.6	38.8
Net income (loss)	$5.8	$36.6	$(2.8)	$90.1

Net income (loss) per common share:
Income (loss) per share from continuing operations - basic	$(0.64)	$0.89	$(3.27)	$3.06
Income per share from discontinued operations - basic	1.00	1.30	3.10	2.31
Net income (loss) per share - basic	0.35	2.19	(0.17)	5.37

Income (loss) per share from continuing operations - diluted	(0.64)	0.88	(3.27)	3.01
Income per share from discontinued operations - diluted	1.00	1.29	3.10	2.27
Net income (loss) per share - diluted	$0.35	$2.17	$(0.17)	$5.29

Average shares of common stock used to compute net income (loss) per share (in thousands):
Basic	16,620	16,682	16,629	16,800
Diluted	16,620	16,895	16,629	17,051
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$5.8	$36.6	$(2.8)	$90.1
Other comprehensive loss:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial gain included in net periodic cost, net of immaterial tax	—	(0.1)	(0.1)	(0.2)
Other comprehensive loss, net of tax	—	(0.1)	(0.1)	(0.2)
Comprehensive income (loss)	$5.8	$36.6	$(2.9)	$89.9
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Operating activities
Net income (loss)	$(2.8)	$90.1
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	78.3	73.8
Equity-based compensation expense	7.2	7.0
Deferred taxes	(10.0)	(7.3)
Defined benefit pension and other postretirement employee benefits	(3.2)	(1.5)
Amortization of deferred debt costs	2.0	0.9
Loss on sale or impairment associated with assets	1.6	1.4
Changes in operating assets and liabilities, excluding the effects of acquired business:
(Increase) decrease in accounts receivable	(62.3)	7.9
Increase in inventories	(5.6)	(10.1)
Decrease in other current assets	3.4	8.6
Increase (decrease) in accounts payable and accrued liabilities	89.8	(46.9)
Other, net	(1.9)	1.0
Net cash flows provided by operating activities	96.5	125.0
Investing activities
Additions to property, plant and equipment, net [1]	(83.6)	(48.5)
Acquisition of business	(708.2)	—
Net cash flows used in investing activities	(791.8)	(48.5)
Financing activities
Borrowings on long-term debt	753.5	12.0
Repayments of long-term debt	(50.9)	(12.7)
Repurchases of common stock	(6.0)	(15.1)
Payments of debt issuance costs	(4.9)	(0.2)
Other, net	(2.7)	(4.7)
Net cash flows provided by (used in) financing activities	688.9	(20.7)
Increase (decrease) in cash and cash equivalents	(6.5)	55.8
Cash and cash equivalents at beginning of period	42.0	54.4
Cash and cash equivalents at end of period	$35.5	$110.2

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$42.7	$29.9
Cash paid for income taxes, net of refunds received	$14.8	$28.0

1 Capital expenditures of $25.5 million and $16.5 million that have not been paid as of September 30, 2024 and 2023 were excluded from the Statements of Cash Flows.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2022	16,762	$—	$28.5	$576.8	$(33.3)	$572.1
Net income	—	—	—	23.8	—	23.8
Stock-based compensation expense	—	—	2.2	—	—	2.2
Issuance of shares under stock plans, net	242	—	(4.2)	—	—	(4.2)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	(0.1)	(0.1)
Repurchases of common stock	(51)	—	(1.7)	—	—	(1.7)
Balance at March 31, 2023	16,953	—	$24.7	$600.6	$(33.4)	$592.0
Net income	—	—	—	29.7	—	29.7
Stock-based compensation expense	—	—	1.7	—	—	1.7
Issuance of shares under stock plans, net	18	—	(0.4)	—	—	(0.4)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	(0.1)	(0.1)
Repurchases of common stock	(263)	—	(8.4)	—	—	(8.4)
Balance at June 30, 2023	16,708	$—	$17.7	$630.3	$(33.4)	$614.5
Net income	—	—	—	36.6	—	36.6
Stock-based compensation expense	—	—	2.5	—	—	2.5
Issuance of shares under stock plans, net	6	—	(0.1)	—	—	(0.1)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	(0.1)	(0.1)
Repurchases of common stock	(150)	—	(5.0)	—	—	(5.0)
Balance at September 30, 2023	16,563	$—	$15.1	$666.9	$(33.5)	$648.5

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount
Balance at December 31, 2023	16,485	$—	$14.9	$684.5	$(30.7)	$668.8
Net income	—	—	—	17.2	—	17.2
Stock-based compensation expense	—	—	2.2	—	—	2.2
Issuance of shares under stock plans, net	175	—	(3.1)	—	—	(3.1)
Repurchases of common stock	(13)	—	(0.5)	—	—	(0.5)
Balance at March 31, 2024	16,647	$—	$13.5	$701.7	$(30.7)	$684.5
Net loss	—	—	—	(25.8)	—	(25.8)
Stock-based compensation expense	—	—	2.8	—	—	2.8
Issuance of shares under stock plans, net	59	—	0.2	—	—	0.2
Repurchases of common stock	(64)	—	(3.0)	—	—	(3.0)
Balance at June 30, 2024	16,642	$—	$13.5	$675.8	$(30.7)	$658.6
Net income	—	—	—	5.8	—	5.8
Stock-based compensation expense	—	—	2.7	—	—	2.7
Issuance of shares under stock plans, net	13	—	0.1	—	—	0.1
Repurchases of common stock	(64)	—	(2.5)	—	—	(2.5)
Balance at September 30, 2024	16,591	$—	$13.7	$681.7	$(30.8)	$664.6
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 Description of Business and Basis of Presentation
Description of Business
Clearwater Paper Corporation (the “Company,” “our” or “we”) is a premier manufacturer and supplier of bleached paperboard focused on servicing independent converters in North America. We also offer services that include customer sheeting, slitting, and cutting. Prior to the completion of the sale of our consumer products division, we manufactured and sold consumer and parent roll tissues to major retailers, including grocery, club and discount stores.
On May 1, 2024, we completed the acquisition of a paperboard manufacturing facility and associated business in Augusta Georgia. See Note 3 Business Acquisition for more information about the acquisition.
On July 21, 2024, we signed a binding agreement with Sofidel America to sell our consumer products division. This anticipated sale represents a strategic shift in our operations and financial results resulting in discontinued operations accounting treatment associated with this division. For all periods presented, the operating results associated with the consumer products division have been reclassified to discontinued operations and have been shown as net income from discontinued operations, net of taxes. The assets and liabilities associated with these businesses have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Additionally, certain reclassifications have been made to our continuing business to reflect certain intercompany transactions between the consumer products division and our remaining entity such as treatment of intercompany sales and cost inputs. For the three and nine months ended September 30, 2023, the impact of this reclassification was an increase to net sales of $18.3 million and $58.8 million and an increase to cost of sales of $18.4 million and $58.9 million. See Note 4, Discontinued Operation for more information on the divestiture.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations, stockholders' equity and cash flows for us and our subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. All dollar amounts are shown in millions, except per share.
Reportable Segment
Effective July 21, 2024, we have determined that we have one reportable segment. This reportable segment aligns with the Company's business strategy, and the manner in which the Chief Executive Officer, the Company's chief operating decision maker, assesses performance and makes decisions regarding the allocation of resources for the Company. We manage our operations as a single segment for the purposes of assessing performance and making operating decisions.
Discontinued Operations
We present discontinued operations when there is a plan to dispose of a component of an entity or a group of components of an entity if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria, the major assets and liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinuing operations, less applicable income taxes, are reported as components of net income (loss) separate from the net income (loss) from continuing operations. Additionally, we have elected to allocate interest expense to discontinued operations related to debt that was not directly attributed to the division being disposed of. Interest expense was allocated based on a ratio of net assets of discontinued operations to the consolidated net assets plus consolidated debt.

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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). The guidance enhances disclosures of significant segment expenses by requiring the disclosure of significant segment expenses regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. All disclosure requirements are also required for companies with a single reportable segment. The guidance is effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of this ASU will result in additional disclosure, but it will not impact our consolidated financial position, results of operations or cash flows.
Note 3 Business Acquisition
On May 1, 2024, we completed the acquisition of a paperboard manufacturing facility and associated business, located in Augusta, Georgia (Augusta) from Graphic Packaging International, LLC (Augusta Acquisition). The acquisition is being accounted for under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations as a business combination as opposed to an asset acquisition. We used borrowings under our credit facilities to fund the acquisition. This acquisition strengthened our position as a premier, independent supplier of paperboard products to converters through improved scale and cost structure.
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
The purchase price allocation as of September 30, 2024 is as follows:

	Original Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Purchase price	$708.2	$—	$708.2
Inventories, net	102.8	—	102.8
Other current assets	0.4	—	0.4
Property, plant and equipment	609.3	1.4	610.7
Other assets, net	11.8	—	11.8
Total assets acquired	724.3	1.4	725.7
Current portion of long-term debt	(0.6)	—	(0.6)
Accounts payable and accrued liabilities	(7.7)	—	(7.7)
Long-term debt	(8.9)	—	(8.9)
Other long-term obligations	(12.6)	—	(12.6)
Total liabilities assumed	(29.7)	—	(29.7)
Net assets acquired	694.5	1.4	695.9
Goodwill	13.7	$(1.4)	12.3
Total estimated fair value of net assets acquired	$708.2	$—	$708.2
As reflected in the previous table, we updated the purchase price allocation for the Augusta acquisition based on third-party valuation reports we received during the third quarter of 2024 to update the fair value of property, plant and equipment acquired with a corresponding change to goodwill.

The Consolidated Statements of Operations includes $213.1 million of Net Sales and $5.5 million of Net Loss for the nine months ended September 30, 2024 associated with this acquisition.
The following unaudited pro forma consolidated financial information for the nine months ended September 30, 2024 combines our results and the unaudited results of the Augusta operations for the corresponding periods. The unaudited pro forma consolidated financial information assumes that the Augusta Acquisition, which closed on May 1, 2024, was completed on January 1, 2023. The pro forma consolidated financial information has been calculated after applying our accounting policies and includes adjustments to reduce previous recorded amortization expense, fair value adjustments for acquired inventory, property, plant and equipment and operating leases. The impact to depreciation expense was de minimis due to the valuation step up being offset by increased useful lives. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of our operating results that would have been achieved had the Augusta Acquisition actually taken place on January 1, 2023. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Augusta Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that we may achieve as a result of the Augusta Acquisition.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$393.3	$403.0	$1,185.3	$1,324.7
Net income (loss)	5.8	31.9	(16.1)	97.7

Note 4 Discontinued Operations
On July 21, 2024, we entered into agreements with Sofidel America Corp. (Sofidel), pursuant to which we agreed to sell our consumer products division through the divestiture of certain wholly owned subsidiaries and certain assets of the Company. The purchase price was $1.06 billion in cash, subject to adjustments for debt and transaction expenses. Accordingly, financial results included in this document report the consumer products division as discontinued for all periods presented. Below is a reconciliation of line items constituting pre-tax income from discontinued operations to the after-tax income from discontinued operations as reported on our Consolidated Statement of Operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$262.4	$259.3	$768.3	$761.3
Cost of sales	212.2	203.3	611.1	627.4
Selling, general and administrative expenses	7.0	8.1	22.7	23.4
Depreciation and amortization	6.7	14.2	35.0	43.5
Other operating charges, net	6.3	0.1	10.8	1.3
Income from discontinued operations	30.1	33.6	88.7	65.8
Other non-operating expense	(8.0)	(4.6)	(19.7)	(14.1)
Total non-operating expense	(8.0)	(4.6)	(19.7)	(14.1)
Income from discontinued operations before income taxes	22.1	29.0	68.9	51.7
Income tax provision	5.6	7.2	17.4	12.9
Income from discontinued operations, net of tax	$16.6	$21.7	$51.6	$38.8

The major components of “Other operating charges, net” included in discontinued operations for the quarter and nine months ended September 30, 2024 and 2023 are reflected in the table below. These items are considered outside of our core discontinued operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Divestiture related costs	$6.2	$—	$10.5	$—
Loss on sale or impairment associated with assets	0.1	0.1	0.3	1.3
	$6.3	$0.1	$10.8	$1.3

The carrying amounts of major components of assets and liabilities included as part of discontinued operations are as follows:

	September 30, 2024	December 31, 2023
Assets of discontinued operations:
Receivables, net of allowance for current expected credit losses	$82.0	$88.4
Inventories, net	162.1	158.6
Other current assets	2.0	0.5
Property, plant and equipment, net	608.1	629.4
Other assets, net	25.5	28.5
Total assets of discontinued operations	879.7	905.4
Liabilities of discontinued operations:
Current portion of long-term debt	0.9	0.8
Accounts payable and accrued liabilities	102.1	89.7
Long-term debt	21.7	22.4
Liability for pension and other postretirement employee benefits	1.2	1.2
Deferred tax liabilities and other long-term obligations	107.5	114.5
Total liabilities of discontinued operations	233.5	228.6
Net assets of discontinued operations	$646.2	$676.8

Operating and investing cash flows of the discontinued operation are presented in the following table:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities of discontinued operations	$133.8	$75.1
Net cash used in investing activities of discontinued operations	(9.8)	(12.1)

Note 5 Revenue and Receivables
The table below represents our disaggregation of revenue based upon continuing operations. The information provided has been recast from prior reported information to include certain transfers of pulp and other inputs into Net Sales. These amounts were previously reported as an offset to manufacturing costs in the pulp and paperboard division.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales:
Paperboard	$374.5	$253.8	$946.5	$789.7
Pulp	12.4	21.2	36.2	64.5
Other	6.3	4.0	13.8	13.3
	$393.3	$278.9	$996.5	$867.4
Receivables consist of:

	September 30, 2024	December 31, 2023
Trade accounts receivable	$150.3	$85.2
Allowance for current expected credit losses	(1.5)	(1.2)
Unbilled receivables	5.0	4.1
Taxes receivable	12.4	4.8
Other	6.6	3.1
	$172.7	$96.1
Note 6 Inventories
Inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	September 30, 2024	December 31, 2023
Logs, chips and sawdust	$30.5	$22.1
Pulp	7.5	4.7
Paperboard products	122.0	77.4
Materials and supplies	104.7	57.0
	$264.6	$161.2
Note 7 Property, Plant and Equipment
Property, plant and equipment consist of:

	September 30, 2024	December 31, 2023
Land and land improvements	$65.8	$45.1
Buildings and improvements	232.2	179.4
Machinery and equipment	1,922.0	1,341.1
Construction in progress	74.2	43.0
	2,294.2	1,608.6
Less accumulated depreciation and amortization	(1,282.2)	(1,247.9)
Property, plant and equipment, net	$1,012.0	$360.7

Note 8 Goodwill and Intangibles

Changes in the carrying amounts of goodwill and intangible assets are as follows:

	Goodwill	Intangibles	Total
Balance as of December 31, 2023	$35.1	$6.4	$41.5
Recognized goodwill	12.3	—	12.3
Amortization	—	(1.6)	(1.6)
Balance as of September 30, 2024	$47.3	$4.8	$52.2
Intangible assets consisted of $4.8 million customer relationships. Outstanding definite-lived intangible assets are amortized over their useful lives of 10 years.
The gross book value and accumulated amortization of definite lived intangible assets at September 30, 2024 was $34.9 million and $30.0 million. The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2023 was $34.9 million and $28.4 million.
Note 9 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	September 30, 2024	December 31, 2023
Trade payables	$172.1	$89.1
Accrued compensation	43.2	32.8
Operating lease liabilities	10.7	8.5
Other	75.6	65.0
	$301.7	$195.5
Included in "Accounts payable and accrued liabilities" are $25.5 million and $13.0 million related to capital expenditures that had not yet been paid as of September 30, 2024 and December 31, 2023.
We maintain a program with a financial institution to provide our vendors with an option to receive payment earlier than our standard payment terms. As of September 30, 2024 and December 31, 2023, $15.2 million and $14.7 million of outstanding obligations under this program were included in "Other" in the table above.
As of September 30, 2024 and December 31, 2023, unrecognized tax benefits, including associated interest, of $29.1 million and $27.4 million were included in "Other" in the table above.
Note 10 Income Taxes
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

	Nine Months Ended September 30,
	2024	2023
Income (loss) from continuing operations before income taxes	$(71.8)	$68.1
Income tax provision (benefit) - continuing operations	(17.4)	16.7
Effective rate	24.3%	24.5%

Income from discontinued operations before income taxes	$68.9	$51.7
Income tax provision - discontinued operations	17.4	12.9
Effective rate	25.2%	25.0%
For the nine months ended September 30, 2024, we recognized an income tax benefit of $17.4 million on loss from continuing operations before taxes of $71.8 million compared to a provision of $16.7 million on income from continuing operations of $68.1 million in the same period in 2023. Our effective tax rate for the nine months ended September 30,

2024 varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of changes in state valuation allowances, nondeductible compensation and interest related to uncertain tax provisions offset by federal and state return to provision adjustments. The tax provision has been allocated to discontinued operations based upon a blended federal and state statutory rate.

Note 11 Debt
Long-term debt at the balance sheet dates consisted of:

		September 30, 2024			December 31, 2023
	Interest Rate at September 30, 2024	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Term Revolving Facility under Term loan Credit Agreement maturing 2029, fixed interest rate	9.1%	$150.0	$(2.3)	$147.7	$150.0	$(2.8)	$147.2
Term Revolving Facility under Term Loan Credit Agreement maturing 2029, variable interest rate	9.0%	120.0	—	120.0	—	—	—
Farm Credit Term Loan Facility under Term Loan Credit Agreement maturing 2031, variable interest rate	9.0%	395.0	(2.6)	392.4	—	—	—
Commercial Bank Term Loan Facility under Term Loan Credit Agreement, maturing 2029, variable interest rate	8.4%	88.9	(0.6)	88.3	—	—	—
2020 Notes, maturing 2028, fixed interest rate	4.8%	275.0	(2.0)	273.0	275.0	(2.4)	272.6
Revolving loan facility under ABL Credit Agreement, maturing 2027, variable interest rate	6.5%	120.0	—	120.0	20.0	—	20.0
Finance leases		9.2	—	9.2	—	—	—
Total debt		1,158.1	(7.4)	1,150.7	445.0	(5.1)	439.9
Less: current portion		(7.9)	0.5	(7.4)	—	—	—
Net long-term portion		$1,150.2	$(6.9)	$1,143.3	$445.0	$(5.1)	$439.9

TERM CREDIT AGREEMENTS
On May 1, 2024, the Company entered into an amendment and restatement of our Credit Agreement, dated October 27, 2023, with AgWest Farm Credit, PCA, as administrative agent, and several lenders (as so amended and restated, the “Term Credit Agreement”).
After giving effect to the amendment and restatement, the credit facilities provided under the Term Credit Agreement consist of (i) a term revolver loan commitment in the amount of $270 million (the “Term Revolver Facility”), $150 million of which was borrowed on October 27, 2023 and $120 million of which was borrowed on May 1, 2024, (ii) a term loan commitment in the amount of $400 million (the “Farm Credit Term Loan Facility”), which was fully borrowed on May 1, 2024 and (iii) a term loan commitment in the amount of $90 million (the “Commercial Bank Term Loan Facility” and together with the Farm Credit Term Loan Facility, collectively, the “Term Loan Facilities”), which was fully borrowed on May 1, 2024.
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
We may prepay and reborrow the borrowings under the Term Revolver Facility, in whole or in part, at any time and from time to time without premium or penalty (other than prepayments of the initial advance on the Term Revolver Facility of $150 million to the extent made prior to November 1, 2024 and in certain other circumstances). In addition, we must make mandatory prepayments of principal under the Term Revolver Facility upon the occurrence of certain asset sales. We are required to repay a percentage of the aggregate outstanding principal amount of the borrowings under the Term Loan Facilities in quarterly installments on the last day of each March, June, September and December, commencing on the first day of the third full fiscal quarter after May 1, 2024. We may prepay any borrowings under the Term Loan Facilities, in whole or in part, at any time and from time to time without premium or penalty. In addition, we must make mandatory prepayments of principal under the Term Loan Facilities upon the occurrence of certain specified events, including certain asset sales (as disclosed in Note 4 Discontinued Operations), debt issuances not permitted under the Term Credit Agreement, and of 50% of our quarterly excess cash flows, less any voluntary prepayments of the Term Loan Facilities.
ABL CREDIT AGREEMENT
On May 1, 2024, the Company entered into an amendment (the “ABL Amendment”) of its Credit Agreement, dated July 26, 2019, with JPMorgan Chase Bank, N.A., as administrative agent and several lenders (as so amended, the “ABL Credit Agreement”). After giving effect to the ABL Amendment, the maximum commitment of the lenders (subject to borrowing base limitations) under the ABL Credit Agreement was increased from $275 million to $375 million, $120 million of which was borrowed as of September 30, 2024 and $3.7 million of which was utilized for outstanding but undrawn letters of credit.
As of September 30, 2024, we were in compliance with the currently applicable covenants associated with the Term Credit Agreement and the ABL Credit Agreement.
The fair value of our debt is included in the following table:

	September 30, 2024	December 31, 2023
Farm Credit Term Loan Facility under Term Credit agreement, maturing 2031, variable interest rate	$400.0	$—
2020 Notes, maturing 2028, fixed interest rate	258.2	255.1
Term Revolver Facility under Term Credit Agreement, maturing 2029, fixed interest rate	150.1	150.6
Term Revolver Facility under Term Credit Agreement, maturing 2029, variable interest rate	120.1	—
Commercial Bank Term Loan Facility under Term Credit Agreement, maturing 2029, variable interest rate	90.0	—
Revolving loan facility under ABL Credit Agreement, maturing 2027, variable interest rate	120.0	20.0
	$1,138.3	$425.7

Note 12 Other Operating Charges
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2024 and 2023 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Acquisition related costs	$0.5	$—	$13.9	$—
Integration costs	2.3	—	5.7	—
Loss on sale or impairment associated with assets	0.4	—	1.1	0.1
Directors' equity-based compensation expense	(3.5)	1.0	(0.4)	0.6
Other	—	0.7	—	0.4
	$(0.3)	$1.7	$20.3	$1.1
2024
During the third quarter of 2024, we recorded $0.3 million of income in "Other operating charges, net." The main components of the income include:
•expense of $0.5 million associated with acquisition activities (primarily legal and professional services);
•expense of $2.3 million associated with integration activities (primarily professional services);
•loss of $0.4 million associated with the impairment of property, plant and equipment; and
•income of $3.5 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the second quarter of 2024, we recorded $15.3 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $10.1 million associated with acquisition activities (primarily legal and professional services);
•expense of $2.5 million associated with integration activities (primarily professional services);
•loss of $0.7 million associated with the impairment of property, plant and equipment; and
•expense of $2.0 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the first quarter of 2024, we recorded $5.3 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $3.3 million associated with acquisition activities (primarily legal and professional services);
•expense of $0.8 million associated with integration activities (primarily professional services); and
•expense of $1.2 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
2023
During the third quarter of 2023, we recorded $1.7 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $1.0 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price;
During the second quarter of 2023, we recorded $0.1 million of income in "Other operating charges, net." The components of the income include:
•reversal of expense of $0.2 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the first quarter of 2023, we recorded $0.4 million of income in "Other operating charges, net." The components of the expense include:
•reversal of expense of $0.2 million relating to directors' equity based compensation which is remeasured each period based upon changes in our stock price.

Note 13 Non-Operating Expense
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2024 and 2023 are reflected in the table below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$(13.0)	$(3.0)	$(24.6)	$(9.1)
Amortization of debt issuance costs and accretion of debt discount	(0.6)	(0.1)	(1.2)	(0.4)
Interest income	0.4	0.9	1.8	1.5
Interest expense, net	(13.1)	(2.2)	(24.0)	(7.9)

Non-operating pension and other postretirement employee benefits	0.3	0.1	1.0	0.3
Total non-operating expense	$(12.8)	$(2.1)	$(22.9)	$(7.6)
Note 14 Retirement Plans and Postretirement Benefits
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
Pension Benefit Plans	2024	2023	2024	2023
Service cost	$0.6	$0.9	$1.9	$2.6
Interest cost	3.0	3.1	8.9	9.3
Expected return on plan assets	(3.9)	(3.8)	(11.8)	(11.4)
Net periodic cost	$(0.3)	$0.2	$(0.9)	$0.6

	Quarter Ended September 30,		Nine Months Ended September 30,
Other Postretirement Employee Benefit Plans	2024	2023	2024	2023
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.7	0.7	2.0	2.1
Amortization of actuarial gain	(0.1)	(0.1)	(0.2)	(0.4)
Net periodic cost	$0.6	$0.6	$2.0	$1.8

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service component of net periodic cost is recorded in "Other non-operating income" on our Consolidated Statements of Operations. For the quarter and nine months ended September 30, 2024, we recorded $0.6 million and $1.7 million to "Cost of sales" and $0.1 million and $0.4 million to "Selling, general, and administrative expenses." For the quarter and nine months ended September 30, 2023, we recorded $0.8 million and $2.3 million to "Cost of sales" and $0.1 million and $0.4 million to "Selling, general, and administrative expenses."

Note 15 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2022	$(46.5)	$13.3	$(33.3)
Amounts reclassified from accumulated other comprehensive loss	—	(0.3)	(0.2)
Balance at September 30, 2023	$(46.5)	$13.0	$(33.5)

Balance at December 31, 2023	$(42.0)	$11.3	$(30.7)
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.2)	(0.1)
Balance at September 30, 2024	$(41.9)	$11.1	$(30.8)
Note 16 Stockholders' Equity
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At September 30, 2024, approximately 0.6 million shares were available for future issuance under our current plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total stock-based compensation expense	$(0.9)	$3.5	$7.2	$7.0
Income tax benefit related to stock-based compensation	$(0.5)	$0.9	$0.8	$1.7
Impact on cash flow from proceeds on options exercised	$0.2	$—	$1.3	$—
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$0.1	$0.1	$4.1	$4.7
At September 30, 2024, there was $15.8 million of total unrecognized compensation costs related to outstanding restricted stock unit awards, of which $2.5 million was related to the consumer products division.
During the nine months ended September 30, 2024, we granted 221,319 restricted stock units (time vesting) at an average grant date fair value of $38.18 per share and 163,310 restricted stock units (performance vesting) at an average grant date fair value of $40.17 per share.

Note 17 Earnings (Loss) per Share
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Basic weighted-average common shares outstanding	16,620	16,682	16,629	16,800
Incremental shares due to:
Stock-based awards	—	120	—	139
Performance shares	—	94	—	112
Diluted weighted-average common shares outstanding	16,620	16,895	16,629	17,051
Shares excluded from the computation of diluted earnings (loss) per share were 0.3 million and 0.4 million for the quarter and nine months ended September 30, 2024 and 0.3 million and 0.4 million for the quarter and nine months ended September 30, 2023 as they were either antidilutive (not in-the-money) or the required performance conditions were not met.

Note 18 Insurance Recovery
During the first quarter of 2024, we experienced a natural gas disruption due to an extreme weather event that resulted in damage at our Lewiston, Idaho facility. During the quarter ended June 30, 2024, we received $10.5 million in insurance proceeds, of which $4.7 million was related to business interruption insurance and $5.8 million was related to reimbursable costs. Proceeds of $9.3 million, associated with continuing operations, were recorded within "Cost of sales" in the Consolidated Statements of Operations and $0.3 million related to property, plant and equipment. Proceeds associated with discontinued operations were $0.9 million.
Note 19 Subsequent Events
Business Divestiture
On November 1, 2024, we completed the sale of the consumer products division (CPD) to Sofidel. As a result of the sale, we received $1.06 billion, subject to post-closing adjustments. As part of the transaction, we entered into a Transition Services Agreement, pursuant to which we will provide certain services of a transitional nature to Sofidel, a Lease Agreement, pursuant to which we will lease the portion of the land and facilities on which CPD operates at the Lewiston, Idaho facility to Sofidel, and a Services and Use Agreement, pursuant to which we will provide certain services to Sofidel in connection with the ongoing operations at Sofidel's manufacturing facilities located in Lewiston, Idaho. The lease term shall be five years with certain renewal rights for a maximum of ten years. In connection with the closure of the sale, we used the net proceeds to pay off all outstanding debt excluding 2020 Notes.
On October 31, 2024, Clearwater Paper's Board of Directors approved a new $100 million share repurchase authorization, allowing the Company to opportunistically repurchase shares in addition to offsetting the dilution from employee share grants. This authorization replaces the Company’s previous authorization. The timing and amount of any repurchases of common stock will be solely at the discretion of the Company and is subject to general business and market conditions, as well as other factors. The authorization permits the Company to make repurchases of its common stock from time to time in open market or privately negotiated transactions, including accelerated share repurchase transactions and the use of Rule 10b5-1 trading plans. The authorization has no expiration date.

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
In connection with the anticipated sale of the consumer products division, we have reported the related assets and liabilities, and the financial results as discontinued operations in our Consolidated Financial Statements for all periods presented. See "Note 4, Discontinued Operations" of the Notes to the Consolidated Financial Statements for additional information.
OVERVIEW
Executive Summary
We recorded net sales of $393.3 million for the quarter ended September 30, 2024 compared to $278.9 million for the quarter ended September 30, 2023. We recorded a net loss from continuing operations for the quarter ended September 30, 2024 of $10.7 million, or $0.64 per diluted share, compared to income from continuing operations of $14.9 million or $0.88 per diluted share for the quarter ended September 30, 2023. We recorded Adjusted EBITDA from continuing operations for the quarter ended September 30, 2024 of $20.2 million compared to $32.6 million for the quarter ended September 30, 2023.
We recorded an increase of 15% in net sales to $1.0 billion for the nine months ended September 30, 2024 compared to $867.4 million for the nine months ended September 30, 2023. We recorded loss from continuing operations for the nine months ended September 30, 2024 of $54.4 million, or $3.27 per diluted share, compared to income from continuing operations of $51.4 million or $3.01 per diluted share for the nine months ended September 30, 2023. We recorded Adjusted EBITDA from continuing operations for the nine months ended September 30, 2024 of $25.9 million compared to $107.1 million for the nine months ended September 30, 2023.
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
We account for business combinations using the acquisition method of accounting which requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the estimated net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative estimated fair value basis. Transaction costs are expensed in a business combination and transaction costs directly attributable to the acquisition are considered a component of the cost of the acquisition in an asset acquisition. See Note 3, "Business Acquisition," in the Notes to Consolidated Financial Statements included in Item 1 of this report for additional information.
NON-GAAP MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose overall and segment earnings from operations before interest expense, net, non-operating pension and other post employment benefit costs, income tax expense, depreciation and amortization, other operating charges, net, and debt retirement costs as Adjusted EBITDA from continuing operations which is a non-GAAP financial measure. Adjusted EBITDA from continuing operations is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
We have included Adjusted EBITDA from continuing operations on a consolidated basis in this report because we use it as an important supplemental measure of our performance and believe that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. We use Adjusted EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA from continuing operations measure may not be comparable to Adjusted EBITDA reported by other companies. Our Adjusted EBITDA from continuing operations measure has material limitations as a performance measure because it excludes interest expense, net, income tax (benefit) expense and depreciation and amortization which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business. In addition, we exclude other income and expense items which are outside of our core operations.
The following table provides our Adjusted EBITDA from continuing operations for the periods presented and a reconciliation to net income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$5.8	$36.6	$(2.8)	$90.1
Add (deduct):
Income from discontinued operations, net of tax	16.6	21.7	51.6	38.8
Income (loss) from continuing operations	(10.7)	14.9	(54.4)	51.4
Income tax provision (benefit)	(3.3)	3.7	(17.4)	16.7
Interest expense, net	13.1	2.2	24.0	7.9
Depreciation and amortization	21.7	10.2	47.6	30.3
Inventory revaluation on acquired business	—	—	6.8	—
Other operating charges, net	(0.3)	1.7	20.3	1.1
Other non-operating income	(0.3)	(0.1)	(1.0)	(0.3)
Adjusted EBITDA from continuing operations	$20.2	$32.6	$25.9	$107.1

OPERATING RESULTS FROM CONTINUING OPERATIONS
The below financial information reflects reclassifications from previously reported information based upon discontinued operations. Historically, the Company has shown certain intercompany pulp costs as offsets as they represent intercompany transactions between the consumer products division and the pulp and paperboard manufacturing operations. Based upon discontinued operations treatment, such transfers of pulp and other inputs have been recast to Net Sales on the condensed consolidated statement of operations.

	Quarter Ended September 30,			Nine months Ended September 30,
	2024	2023	% change	2024	2023	% change
Net sales	$393.3	$278.9	41%	$996.5	$867.4	15%
Cost of sales	363.2	228.3	59%	935.1	702.6	33%
Gross margin	30.1	50.7	(41)%	61.4	164.9	(63)%
Selling, general and administrative expenses	31.6	28.3	12%	90.0	88.0	2%
Other operating charges, net (1)	(0.3)	1.7	(116)%	20.3	1.1	1762%
Income (loss) from continuing operations	$(1.2)	$20.7	(106)%	$(48.9)	$75.7	(165)%
Adjusted EBITDA from continuing operations	$20.2	$32.6	(38)%	$25.9	$107.1	(76)%
(1) See Note 12, "Other operating charges," of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
SALES
Sales increased 41% for the quarter ended September 30, 2024 compared to the same period in the prior year and 15% for the nine months ended September 30, 2024 compared to the same period in the prior year due the inclusion of the Augusta operations (see Note 3 Business Acquisition in our Notes to our Consolidated Financial Statements). This increase was driven by higher sales volume offset by decreases in sales prices due to previously announced price decreases and changes in our product mix.

	Quarter Ended September 30,			Nine months Ended September 30,
Quarter Ended September 30,	2024	2023	% change	2024	2023	% change
Paperboard shipments (short tons)	314,320	187,944	67.2%	774,207	563,502	37.4%
Paperboard sales price (per short ton)	$1,192	$1,350	(11.7)%	$1,223	$1,401	(12.7)%
COST OF SALES
Cost of sales increased 59% for the quarter ended September 30, 2024 compared to the same period in the prior year and 33% for the nine months ended September 30, 2024 compared to the same period in the prior year due the inclusion of the Augusta operations volume. During the third quarter of 2024, we continued to see higher fiber, chemical and energy costs associated with impacts of our planned major maintenance outage at our Lewiston, Idaho facility which occurred during the second quarter of 2024. For the nine months ended September 30, 2024 compared to the same period in the prior year, cost of sales increased due to the inclusion of the Augusta operations volume, although with lower input costs for fiber, chemicals and energy due to reduced inflation.
GROSS MARGIN
Gross margin declined 41% for the quarter ended September 30, 2024 compared to the same period in the prior year and 63% for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to previously announced price decreases and higher costs due to our planned major maintenance outage at our Lewiston, Idaho facility offset by lower input costs due to reduced inflation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 12% the quarter ended September 30, 2024 compared to the same period in the prior year and 2% for the nine months ended September 30, 2024 compared to the same period in the prior year. The increase between periods is primarily related to higher wages and benefits related to additional sales costs associated with the Augusta acquisition partially offset by lower incentives due to lower operational performance.
OTHER OPERATING CHARGES
See Note 12, "Other operating charges," of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
OVERALL
Operating income from continuing operations and Adjusted EBITDA from continuing operations decreased for the quarter and nine months ended September 30, 2024 as compared to the same periods in the prior year due to lower sales prices, the impacts of our planned major maintenance outage at our Lewiston, Idaho facility, higher sales and marketing costs and acquisition and integration costs associated with the Augusta acquisition, partially offset by lower input costs due to reduced inflation.
OPERATING RESULTS FROM DISCONTINUED OPERATIONS
Retail sales volumes in our consumer products division increased for the quarter and nine months ended September 30, 2024 compared to the same period in the prior year due to the increased demand for private label versus branded products. Retail sales prices decreased in our consumer products division for the quarter and nine months ended September 30, 2024 compared to the same period in the prior year due to changes in our product mix and reductions resulting from contract pricing indexed to certain cost inputs.
Operating income and Adjusted EBITDA increased for the quarter ended September 30, 2024 compared to the same period in the prior year predominately due to higher volumes offset by lower sales prices and higher input costs. The increase in operating income and Adjusted EBITDA for the nine months ended September 30, 2024 compared to the same period in the prior year was driven by lower input costs, primarily in pulp, freight and energy costs.
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
Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2024 were $96.5 million compared to net cash flows provided by operating activities of $125.0 million for the nine months ended September 30, 2023. This decrease was driven by lower operating performance and higher interest payments related to the debt incurred associated with the Augusta acquisition. Accounts receivable and accounts payable agings as of September 30, 2024 have remained relatively consistent with balances as of December 31, 2023.
Investing Activities
Net cash flows used in investing activities for nine months ended September 30, 2024 were $791.8 million compared to $48.5 million in the same period of the prior year. This amount includes $708.2 million associated with the acquisition of a paperboard manufacturing facility and associated business, located in Augusta, Georgia. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $25.5 million and $16.5 million related to unpaid capital expenditures at September 30, 2024 and 2023.
During 2024, we expect cash paid for capital expenditures to be approximately $100 million to $120 million.
Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities was $688.9 million. We received net proceeds of $753.5 million from the issuance of long-term debt related to the business acquisition and to cover short term cash requirements. We used $4.9 million for debt issuance costs, $6.0 million to repurchase stock, and repaid debt of $50.9 million.
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
At September 30, 2024, we were in compliance with the currently applicable covenants associated with our Term Credit Agreement and our ABL Credit Agreement, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our Term Credit Agreement, our ABL Credit Agreement or other credit agreements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant developments with regard to our exposure to market risk for the quarter ended September 30, 2024. For a discussion of certain market risks to which we may be exposed, see Part II, “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.	Controls and Procedures
As of September 30, 2024, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
RISKS RELATING TO THE SALE OF OUR CONSUMER PRODUCTS DIVISION (OUR TISSUE BUSINESS)
The completed divestiture may disrupt our remaining business or not achieve its intended benefits.
On July 21, 2024, we entered into a Membership Interest Purchase Agreement and an Asset Purchase Agreement with Sofidel America Corp. (“Sofidel”), a wholly owned subsidiary of Sofidel S.p.A., pursuant to which, among other things, we agreed to sell our consumer products division to Sofidel. The transaction closed on November 1, 2024. A number of risks and challenges may arise from the divestiture, including, among others:
•there may be unexpected costs, charges or expenses resulting from the divestiture; and
•there may be stockholder litigation in connection with the divestiture or other settlements or investigations may affect the timing or occurrence of the Tissue Divestiture or result in significant costs of defense, indemnification and liability.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2024 to July 31, 2024	22,000	$50.01	22,000	$2.3
August 1, 2024 to August 31, 2024	22,000	$37.66	22,000	$1.5
September 1, 2024 to September 30, 2024	20,000	$30.16	20,000	$0.8
Total	64,000	$39.56	64,000

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 5.	Other Information.
During the quarter ended September 30, 2024, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of regulation S-K.

ITEM 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed herewith?	Form	Exhibit No.	Date Filed
31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.	X
2.1	Membership Interest Purchase Agreement, dated July 21, 2024, by and between Clearwater Paper Corporation and Sofidel America Corp.**		8-K	2.1	July 22, 2024
2.2	Asset Purchase Agreement, dated July 21, 2024, by and between Clearwater Paper Corporation and Sofidel America Corp.**		8-K	2.2	July 22, 2024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	Certain schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, annexes and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

November 4, 2024	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

November 4, 2024	By:	/s/ SHERRI J. BAKER
Sherri J. Baker
Senior Vice President, Chief Financial Officer (Principal Financial Officer)