Form 10-K
period 2024-12-31
Clearwater Paper Corp
filed 2025-02-24
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates was $788.5 million.
As of February 21, 2025, 16,175,161 shares of common stock were outstanding.
__________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2025 Annual Meeting of Stockholders to be held on May 8, 2025 are incorporated by reference in Part III of this Form 10-K.

CLEARWATER PAPER CORPORATION

Part I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our Augusta, Georgia paperboard manufacturing facility and associated business; the recent sale of our consumer products division (our tissue business); accounting standards; our strategy; our operations and expectations; current and anticipated borrowing and credit facilities; cash flows; capital expenditures; disclosure controls; compliance with our loan and financing agreements; tax rates; debt repayments; operating costs; selling, general and administrative expenses; liquidity; benefit plan funding levels; stockholder equity; interest expenses; and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:
•our inability to realize the expected benefits of the Augusta, Georgia paperboard manufacturing facility acquisition, including anticipated financial results, because of integration difficulties or other challenges;
•purchase price adjustments and/or unexpected costs, charges or expenses resulting from the recent sale of our consumer products division (tissue business);
•the inability to successfully implement our restructuring initiatives in response to the recent sale of our consumer products division (tissue business);
•competitive pricing pressures for our products, including as a result of capacity additions, demand reduction and the impact of foreign currency fluctuations on the pricing of products globally;
•the loss of, change in price in regard to, or reduction in, orders from a significant customer;
•changes in customer or consumer preferences for paperboard grades or substrates;
•consolidation and vertical integration of converting operations in the paperboard industry;
•cyclical industry conditions;
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
•larger competitors having operational, financial and other advantages;
•labor disruptions;
•reliance on a limited number of third-party suppliers, vendors and service providers required for the production of our products and our operations;
•cyber-security risks;
•environmental liabilities or expenditures and climate change;
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
•changes in our banking relations;
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
GENERAL
We are a premier manufacturer and supplier of Solid Bleached Sulfate (SBS) paperboard packaging products to independent converters in North America. We participate in a 10 million ton North American paperboard market, represented in three segments with a broad range of applications. SBS represents approximately half of the North American paperboard market with Coated Unbleached Kraft (CUK) and Coated Recycled Board (CRB) comprising the remaining portions. Our paperboard products are inherently sustainable, and we believe we are well positioned to capitalize on sustainability trends towards renewable and recyclable materials. We produce paperboard that is then converted and printed by independent converters and primarily used in folding carton and food service applications. Additionally, minor amounts of pulp are sold to outside customers. We strive to develop new products and innovative solutions to expand and diversify our paperboard portfolio. We believe that our status as an independent, non-integrated supplier is core to our value proposition.
Our manufacturing facilities and all other assets are located within the continental United States.
We believe we are one of the five largest producers of paperboard in North America with approximately 14% of the available U.S. production capacity in 2024. We also provide custom sheeting, slitting and cutting of paperboard products.
Acquisition and Divestiture
During 2024, through two transformational transactions, we repositioned Clearwater Paper Corporation to have a singular focus on the paperboard packaging industry. We may continue to pursue acquisitions in the future as a part of our overall growth strategy.
During the second quarter of 2024, we acquired a paperboard manufacturing facility and associated business, located in Augusta, Georgia from Graphic Packaging International, LLC (Augusta Acquisition). We paid $700 million plus an adjustment for wood inventory and other assets, totaling approximately $710.6 million. For more information, see Note 3, "Business Acquisition," in the Notes to the Consolidated Financial Statements included herein under "Item 8. Financial Statements and Supplementary Data."
During the fourth quarter of 2024, we sold our tissue business (formerly Consumer Products segment), which manufactured private branded tissue products, to Sofidel America Corp, a wholly owned subsidiary of Sofidel S.p.A. We received $1.06 billion in cash less adjustments for working capital, indebtedness and transaction expenses. For more information, see "Note 4 Discontinued Operations" in the Notes to the Consolidated Financial Statements included herein under "Item 8. Financial Statements and Supplementary Data." This divestiture represents a strategic shift in our operations and financial results resulting in discontinued operations accounting treatment associated with this division. All prior periods have been recast to reflect the discontinued operations.
Products
SBS paperboard is a premium paperboard grade that is most frequently used to produce folding cartons (also includes blister and carded packaging and top sheet), food service (including liquid packaging, cups and plates) and commercial printing items. SBS paperboard is used for such products because it is manufactured using virgin fiber combined with the kraft bleaching process, which results in superior cleanliness, brightness and consistency. SBS paperboard is often manufactured with a clay coating to provide superior surface printing qualities.
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
Food service paperboard includes both liquid packaging and cup and plate categories. This includes rigid containers including juice, milk and wine sold in retail channels, premium ice cream, hot and cold cups used in quick service channels and paper plates. Our food service paperboard is known for its cleanliness and printability, and is engineered for superior performance.
With the exception of our capability to supply just-in-time sheeting and narrow rolls, we do not produce converted paperboard end-products, so we are not simultaneously a supplier of and a competitor to our customers.
Sales and marketing

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
Competition
We compete with other manufacturers of paperboard, including unbleached and recycled grades, both domestically and internationally. Paperboard manufacturers also compete with plastic manufacturers as well as other primary and secondary packaging materials on the basis of product performance, price, quality and customer service.
Raw Materials
Wood fiber is our principal raw material, which consists of chips, sawdust and logs. We own (or lease) and operate wood chipping facilities which we believe bolsters our wood fiber position and provides short-term and long-term cost savings. Additionally, we procure a portion of our pulp requirements in order to meet product specifications. We purchase approximately 88,000 short tons of pulp which supplements our internal production capabilities.
In addition to wood fiber, we utilize a significant amount of chemicals in the production of pulp and paper, including caustic, polyethylene, starch, sodium chlorate, latex and specialty process paper chemicals. A portion of the chemicals used in our manufacturing processes, particularly in the pulp-making process, are petroleum-based or are impacted by petroleum prices.
Freight
Freight is a significant cost input for our business. Fuel prices, miles driven and line-haul rates impact our freight costs for delivery of raw materials to our manufacturing facilities, internal inventory transfers and delivery of our finished products to customers.
Energy
We consume substantial amounts of energy, such as electricity, hog fuel, steam and natural gas. While we produce the majority of our own energy needs by utilizing carbon neutral biomass, we also purchase a portion of our natural gas and electricity under supply contracts. Under most of these contracts, the providers have agreed to provide us with our requirements for a particular type of energy at a specific facility and have pricing mechanisms that adjust or set prices based on current market conditions.
Product Development
Our product development resources works directly with our sales and marketing personnel to understand long-term consumer and retailer trends with a goal of creating relevant new paperboard solutions. These innovative solutions seek to provide customers with differentiated packaging to meet consumer preferences. Our development efforts include, but are not limited to, light weight paperboard options that do not sacrifice print quality and strength; developing compostable food service products including innovations in biodegradable barriers and coatings; and continued investment in alternative fibers with up to 35% of post-consumer recycled content.
Seasonality
Customer buying patterns for our paperboard generally result in lower sales volumes for certain grades during the first and fourth quarters, compared to the second and third quarters of a given year.
CLIMATE CHANGE
Climate change is an important issue to the public, governmental authorities and various other stakeholders, and is a priority for our business. Our continuing efforts to incorporate climate risk and opportunity into our core business strategy and disclosure include:
•Governance - Incorporating sustainability issues, including climate-related topics, into quarterly Board meetings.
•Strategy - establishing GHG reduction targets validated by the Science Based Targets initiative (SBTi) and developing a roadmap to achieve reductions based upon transformed business.
•Risk & Opportunity - Integrating climate change related risk into our enterprise risk management (ERM) program, which provides a systematic approach to identifying and understanding risks to the company that might arise from changes in regulation and physical or operational events.
We have voluntarily provided disclosure and established targets with respect to climate change. Satisfying these targets has increased and may continue to increase our capital and operational costs. Achievement of these targets is subject to various risks and uncertainties and there is no assurance that our actions or investments will meet investor expectations or any applicable regulatory standards regarding sustainability. Our failure to meet these climate targets could negatively impact our reputation which could adversely impact our business. Moreover, our voluntary establishment and disclosure of these targets may put us at a competitive disadvantage.
Metrics & Targets
•Committing to 2030 targets to reduce Scope 1 and Scope 2 GHG emissions by 30% and Scope 3 GHG emissions by 25%.
•Developing a new water conservation and effluent reduction target consistent with our understanding of the best available climate science.
•Expanding our recyclable, compostable or marine-degradable paperboard offerings to represent more than 10% of our total SBS cupstock manufacturing by 2030.
•Generating renewable fuel from our organic residual wood fiber to generate steam which is converted to electricity, reducing the need for external energy or fuel at our Idaho and Arkansas mills.
Additional information regarding our GHG targets and strategy are available in our 2024 Sustainability Report, which we prepared in accordance with the Global Reporting Initiative (GRI) Standards Core Option. Our sustainability reports are available on our website at www.clearwaterpaper.com/sustainability. The information contained in these sustainability reports is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
GOVERNMENTAL
For a discussion of the uncertainties and business risks associated with the environmental regulations, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business Operations and the Markets in Which We Operate — We are subject to significant environmental regulation and compliance expenditures, which could increase our costs and subject us to liabilities" including information regarding environmental matters under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, and which is incorporated herein by reference.
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
Safety
The health and safety of our employees is our highest priority. We aspire to achieve zero significant workplace injuries and fatalities (SIFs) and to provide a safe, open, and accountable work environment for our employees. We have a dedicated Environmental, Health and Safety (EH&S) team that is tasked with promoting safe working practices, monitoring incidents, and working to reduce risks to our employees. Our EH&S team compiles and publishes regular safety results and leverages this information to implement enhanced safety procedures and training across our operations. We provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations. We address employee concerns and take appropriate actions that uphold our core values.
Human Capital Management
Our approximately 2,200 employees are instrumental to delivering on our commitments to our customers and securing long term success for our organization. We actively work to attract and retain the best-qualified talent by offering competitive pay and benefits, including market-competitive compensation, healthcare, paid time off, parental leave, retirement benefits, tuition assistance, employee skills development and leadership development. We have deployed training and development programs across our organization to invest in the professional growth of our people.
We believe that a sustained commitment to fairly treating all of our employees makes us a stronger and more competitive organization. We are dedicated to fostering and sustaining an environment where our teammates are valued for their unique backgrounds, knowledge, skills, and experiences. We continue to execute on these goals.

As of December 31, 2024, approximately 1,395 of our employees are covered under collective bargaining agreements. Unions represent hourly employees at our manufacturing sites. For a discussion of the uncertainties and business risks associated with employee relations, see Part I, Item 1A, "Risk Factors — Risks Related to Our Business Operations and the Markets in Which We Operate — Our business and financial performance may be harmed by future labor disruptions."
WEBSITE
Interested parties may access our periodic and current reports filed with the SEC, at no charge, by visiting our website, www.clearwaterpaper.com. In the menu select “Investor Relations,” then select “Financial Information & SEC Filings.” Information on our website is not part of this report.

ITEM 1A.	Risk Factors
Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline. You should read the following risk factors carefully in connection with evaluating the Company’s business and the forward-looking information contained in this Annual Report. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, or operating results. While the Company believes it has identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that the Company does not presently know or that does not currently believe to be significant that may adversely affect our business, financial condition or operating results in the future.
TRANSACTION RISK FACTORS
We may not realize the expected benefits of the acquisition of the Augusta Facility because of integration difficulties or other challenges.
Our long-term growth strategy involves strengthening our position as a premier, independent supplier of paperboard products to North American converters. On May 1, 2024, we completed the purchase of the consumer packaging business operating out of the paperboard mills and associated facilities in Augusta, Georgia (the “Augusta Facility”) from Graphic Packaging International, LLC.
We may not be able to maintain the levels of revenue, earnings or operating efficiency that we estimate for the Augusta Facility. In addition, the success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from the acquisition, including anticipated revenue, customer growth and cost structure and production scale benefits. The integration process has been and will continue to be complex, costly and time-consuming. The potential risks associated with our efforts to integrate the Augusta Facility operations and business include, among others:
▪failure to implement effectively our business plan for the addition of the operations and business into our existing systems;
▪unanticipated issues in integrating financial, manufacturing, logistics, information, information technology, communications and other systems;
▪failure to retain key employees;
▪failure to retain key customers;
▪increased working capital needs, which could require additional debt and result in higher interest;
▪inconsistencies in standards, controls, procedures and policies, including internal control and regulatory requirements under the Sarbanes-Oxley Act of 2002; and
▪unanticipated issues, expenses and liabilities.
Further, the integration of the Augusta Facility requires the focused attention of our management team, including a significant commitment of their time and resources, which may divert management’s attention from other business concerns. The need for our management to focus on integration matters could have a material and adverse impact on our sales and operating results.
Any inability by us to integrate and manage the Augusta Facility, any inability to achieve anticipated revenues, cost savings or other anticipated benefits from the acquisition in the time frame we anticipate or any unanticipated required increases in capital spending could adversely affect our business, financial condition, results of operations or liquidity.
The Tissue Divestiture may disrupt our remaining business or not achieve its intended benefits.
On November 1, 2024, we completed the sale of our consumer products division to Sofidel America Corp. (the “Tissue Divestiture”). A number of risks and challenges may arise from the divestiture, including purchase price adjustments, unexpected costs, charges or expenses and disruption in our remaining business, including potential adverse changes to relationships with customers, employees, suppliers or other parties resulting from the divestiture process. The Tissue Divestiture may also be disruptive to our regular operations, diverting the attention of our workforce and management team from the day-to-day operation of our business, making the execution of business and other potential strategies more difficult, and could result in increased undesired workforce turnover, including of key leaders or other personnel.
We may not realize some or all of the anticipated benefits from the Tissue Divestiture with respect to the anticipated performance of our remaining business. The Company may experience continued financial exposure as a result of the Tissue Divestiture, through the retention of certain liabilities, including, for example, with respect to certain environmental claims. The Tissue Divestiture may not enhance long-term stockholder value as anticipated and/or the efforts required to complete the divestiture process may be more costly or time-consuming than expected. Any of the foregoing could result in the imposition of obligations that could have a material adverse effect on our business, operating results or financial condition.
We may incur significant costs or be unable to realize the expected benefits and long-term savings associated with our restructuring initiatives.
In response to the Tissue Divestiture, we have made and will continue to make certain changes to our functional and leadership structure to reduce operating expenses and adjust cash flows. Additional restructuring initiatives or changes to our functional and leadership structure may also be implemented in the future to align our operations with shifting demands in the markets in which we operate. These restructuring initiatives may include adjustments to our workplace policies and personnel strategy which could adversely impact our reputation and brand, and our ability to recruit, retain, train, and motivate highly skilled personnel. Such restructuring activities may also divert the attention of management and be disruptive to our business operations. While these initiatives are implemented to achieve long-term savings, we may incur significant short-term costs and there are no assurances that we will be able to realize all, or any, of the expected benefits.
Following the Tissue Divestiture, we share certain facilities in Lewiston, Idaho with Sofidel and we are required to provide certain services to Sofidel related to such shared facilities. Our relationship with Sofidel may impact our ability to conduct business at our Lewiston mill solely for our benefit.
Following the Tissue Divestiture, we share certain facilities located in Lewiston, Idaho with an affiliate of Sofidel America Corp. (together with such affiliate, “Sofidel”). We are party to a Services and Use Rights Agreement with Sofidel, pursuant to which we provide certain supplies and services to Sofidel in connection with its operations at such shared facility. Given the terms of this arrangement, operation of the Lewiston facility requires additional organizational formalities and procedures for decision-making on site. In certain circumstances, we must consult with Sofidel to reach a common view on operational matters affecting both portions of the Lewiston facility. Our inability to take unilateral actions at the Lewiston facility could have an adverse effect on our business, operating results or financial condition. We may also be exposed to unexpected risks associated with Sofidel’s operations at the Lewiston facility over which we have little control.
The Tissue Divestiture changes our exposure to other risks and uncertainties.
As a result of the Tissue Divestiture, our pulp and paperboard segment is our only line of business, and thus we are a smaller and more narrowly-focused business than prior to the Tissue Divestiture. Due to this lack of diversification, any adverse developments in the pulp and paperboard industry could have a significantly greater impact on our overall financial condition and results of operations than if we maintained multiple lines of business.
RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE
Difficult industry and market conditions may adversely affect the operating results and cash flows of our business.
Difficult industry and market conditions may adversely affect our utilization rates due to decreases in product demand. During such periods, our facilities may not operate at full capacity or may need to take production downtime. During periods of lower capacity utilization and production downtimes, we not only experience lost revenue from lower shipment volumes but are also forced to continue to incur our fixed manufacturing costs, which are not absorbed by our lower production levels. Our results of operations and cash flows may be materially adversely affected in a period of prolonged and significant market weakness. We are not able to predict market conditions or our ability to sustain pricing and production levels during periods of weak demand.
For example, demand for our paperboard products surged during and following the COVID-19 pandemic, due to increased packaging and other usage of paperboard needed to address substantially higher consumer activity. In response to this demand, our customers added to their paperboard inventories. As consumer activity leveled out, our customers deployed their inventories to address their paperboard needs, leading to an overall decline in paperboard demand and prices in 2023 and 2024. If this trend continues, we may experience a further decline in paperboard demand, we may be unable to sustain pricing, and we may need to take production downtime.
The loss of, or a significant reduction in, orders from, or changes in prices in regard to, any of our large customers could adversely affect our operating results and financial condition.

We derive a substantial amount of revenue from a concentrated group of customers. Our top 10 paperboard customers accounted for 45% of our sales in 2024. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our results of operations and financial condition. In 2024, we experienced increased price competition in our paperboard business along with a significant drop in demand due to market conditions. This competition and the decline in demand has resulted in a decrease in our paperboard revenue and gross margins and adversely affected our financial condition.
Our agreements with our customers, including our largest customers, are not exclusive and generally do not contain minimum volume purchase commitments. Our relationships with our largest and most important customers will depend on their needs for quality products and services, and our ability to continue to meet these needs at competitive prices. If we lose one or more of our large customers or if we experience a significant decline in the level of purchases by any of them, we may not be able to quickly replace the lost business volume, and our operating results and business could be harmed.
Increases in paperboard supply could adversely affect our operating results and financial condition.
We expect increased competition in North America from both foreign and domestic manufacturers. We have experienced, and expect to continue to experience, increased direct sales by foreign competitors in the markets in which we compete. In addition, as a result of increased sales by foreign suppliers into the Asian and European markets, we expect domestic manufacturers to seek to increase their sales in the United States to offset displaced overseas sales.
Several significant investments in paperboard manufacturing facilities in North America and globally have been announced, which could significantly increase the production and supply of Solid Bleached Sulfate (SBS) and Folding Boxboard (FBB) paperboard in the market. If demand does not increase commensurate with supply, it could result in lower capacity utilization and effect the price of SBS, which could materially and adversely affect our results of operations and cash flows.
Substitution amongst paperboard grades could have an adverse effect on our financial results.
We currently manufacture only SBS paperboard. In addition to non-paper-based packaging substitutes for paperboard, there are other grades or substrates of paperboard, including FBB, Coated Recycled Board (CRB), and Coated Unbleached Kraft (CUK) paperboard, which are or can be substituted for SBS paperboard. If demand for SBS paperboard declines as a result of customer or consumer preference for these substitute products, or more generally, we may lose business or may not be able to grow our existing paperboard business, and we may be forced to sell at lower margins, all of which could negatively affect our financial condition and results of operations.
Consolidation in the North American paperboard and converting industry may adversely affect our business.
The ongoing consolidation of paperboard and paperboard converting businesses, including through the acquisition and integration of such converting businesses by competitors of ours, could result in a loss of customers and sales. A loss of customers or sales as a result of consolidations and integrations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our products are vulnerable to declines in demand due to a shift in consumer preference for competing, sustainable materials which may have an adverse effect on our business.
Consumer preferences are increasingly shaped by concerns over post-consumer waste, packaging sustainability, and the environmental impact of materials. The demand for recyclable and eco-friendly packaging represents a significant trend, requiring us to focus on developing innovative, sustainable consumer packaging solutions to help customers achieve their packaging sustainability goals. However, responding to these goals involves risks and uncertainties, as these efforts require substantial investment and may involve significant changes to our manufacturing facilities and processes. The inability to innovate our products effectively or respond adequately to changes in consumer preference could result in financial and operational challenges.
Cyclical industry conditions have in the past affected and may continue to adversely affect the operating results and cash flows of our business.
Our business has historically been affected by cyclical market conditions. We may be unable to sustain pricing in the face of weaker demand, and weaker demand may in turn cause us to take production downtime. In addition to lost revenue from lower shipment volumes, production downtime causes unabsorbed fixed manufacturing costs due to lower production levels. Our results of operations and cash flows may be materially adversely affected in a period of prolonged and significant market weakness. We are not able to predict market conditions or our ability to sustain pricing and production levels during periods of weak demand.
We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may harm our operating performance.
We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, interdependent, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our facilities require periodic shutdowns to perform major maintenance, during which we may discover additional maintenance or equipment issues that need to be addressed. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which they occur and could result in unexpected operational issues during the restart of a facility or in future periods as a result of changes to equipment and operational and mechanical processes made during the shutdown period.
Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, faults in aging equipment, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, cyber-attacks and malware, terrorism, changes in or non-compliance with environmental or safety laws, and the lack of availability of services from any of our facilities key suppliers. For example, in the fourth quarter of 2023, we were forced to partially shut down parts of our mill and curtail production at our Idaho facility due to damage to a natural gas pipeline that supplied the region. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our results of operations.
We depend on external sources of wood fiber which exposes our business and results of operations to potentially significant supply and price fluctuations.
Wood fiber is the principal raw material used to create wood pulp, which in turn is used to manufacture our pulp and paperboard products. Wood fiber pricing is subject to regional market influences, and our cost of wood fiber may increase in the areas our facilities are located due to market shifts in those regions. For example, much of the wood fiber we use in our pulp manufacturing process at our Lewiston, Idaho facility, is the by-product of sawmill operations. As a result, the price of these residual wood fibers is affected by operating levels in both the pulp and paperboard and lumber industries, which in the case of the latter is impacted by regional new home construction as well as home remodeling and repairs. During the past decade, many sawmills in the western United States have closed or curtailed operations or their operations have been consolidated. Additionally, the ability of paper and wood pellet mills in British Columbia to acquire wood fiber from the U.S. Inland Northwest region with limited to no reciprocal ability by U.S. mills to acquire wood fiber from British Columbia, reduces the supply of, and increases the costs for, wood fiber. The price of wood fiber in the Pacific Northwest is expected to remain volatile. Our Arkansas and Augusta pulp and paperboard facilities rely on whole log chips for a significant portion of their wood fiber, the supply of which can be negatively affected by regional demand from other paper or wood product manufacturing facilities as well as adverse weather conditions and reductions in logging companies.
The primary source for wood fiber is timber, the availability of which may be limited by adverse weather, fire, insect infestation, disease, ice storms, windstorms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices.
The effects on market prices for wood fiber resulting from various governmental programs involving tax credits or payments related to biomass and other renewable energy projects or from environmental litigation or regulation are uncertain and could result in a reduction in the supply of wood fiber available for our pulp and paperboard manufacturing operations. Additionally, wood pellet and pulp facilities can increase demand and prices for wood fiber. If we and our pulp suppliers are unable to obtain wood fiber at favorable prices or at all, our costs will increase, and our operations and financial results may be harmed.
The cost and availability of chemicals and energy needed for our manufacturing processes significantly affects our results of operations and cash flows.
We use a variety of chemicals in our manufacturing processes, including petroleum-based polyethylene and certain petroleum-based latex chemicals. Prices for these chemicals have been and are expected to remain volatile. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages and cost increases, ration the amount of chemicals available to us, and therefore we may not be able to obtain at favorable prices the chemicals we need to operate our business, if we are able to obtain them at all. Additionally, our facilities rely on imported raw materials and energy, including market pulp, natural gas, bulk chemicals and other commodities required to manufacture our products that could be impacted by tariffs on imported goods. Any significant disruption in the supply of, or significant cost increase in our manufacturing inputs, caused by tariffs or otherwise, in circumstances where we cannot raise the price of our products, could have a material adverse effect on our results of operations, affect our ability to meet customer demand in a timely manner and harm our reputation and our business.
Our manufacturing operations also utilize large amounts of electricity and natural gas. Energy prices have fluctuated widely over the past decade, which in turn affects our operational costs. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, geopolitical events, government regulation, weather, interruptions in pipeline and other delivery systems, and natural disasters. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing energy usage. Any significant energy shortage, or significant increase in our energy costs, in circumstances where we cannot raise the price of our products, could have a material adverse effect on our results of operations. Any disruption in the supply of energy could also affect our ability to meet customer demand in a timely manner and could harm our reputation and our business.
Disruptions in transportation services or increases in our freight costs could have a material adverse effect on our business.
Our business is dependent on transportation services to deliver our products to our customers and to deliver raw materials to us. Shipments of products and raw materials may be delayed or disrupted due to weather conditions, labor shortages or strikes, regulatory actions or other events. If our transportation providers are unavailable or fail to deliver our products in a timely manner, we may incur increased costs and we may be unable to manufacture and deliver our products on a timely basis. For example, in 2022, we experienced both difficulties in procuring sufficient transportation for shipments as well as significant increases in freight costs due to a number of factors.
The costs of these transportation services are also affected by geopolitical, economic and weather-related events. We have not been able in the past, and may not be able in the future, to pass part or all of any fuel price increases through to customers. Any increased fuel or freight costs, in circumstances where we cannot raise the price of our products, could have a material adverse effect on our gross margins.
Larger competitors have operational and other advantages over our operations.
The markets for our products are highly competitive, and companies that have substantially greater financial resources compete with us in each market. Some of our competitors have advantages over us, including lower raw material and labor costs and better access to the inputs of our products.
Our ability to successfully compete in the pulp and paperboard industry is influenced by a number of factors, including manufacturing capacity, general economic conditions and the availability and demand for paperboard substitutes. Our business competes with Smurfit Westrock, Georgia-Pacific, Graphic Packaging, Sappi and other international producers, most of whom are much larger than us. Any increase in manufacturing capacity by any of these or other producers could result in overcapacity in the pulp and paperboard industry, which could cause downward pressure on pricing.
Our business and financial performance may be harmed by future labor disruptions.
As of December 31, 2024, approximately 1,400 of our full-time employees were represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. If such workers were to engage in a strike, lockout, work slowdown, stoppage or other labor action, or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
In August 2025, a collective bargaining agreement for hourly employees at our Lewiston, Idaho facility, which affects approximately 500 employees, will expire. Any failure to reach an agreement with one of the unions may result in strikes, lockouts, work slowdowns, stoppages or other labor actions, any of which could have a material adverse effect on our operations and financial results.
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
We face cyber-security risks.
Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems or plant networks could become subject to cyber-attacks. We may not have the resources or technical sophistication to anticipate or prevent all such cyber-attacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us. Security breaches can also occur as a result of nontechnical issues, including intentional or inadvertent breaches by our employees. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could result in lost sales, production interruption, financial losses, business delays, negative publicity, and could have a material adverse effect on our business, results of operations and financial condition.
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
Increased regulatory activity at the state, federal and international level is possible regarding climate change as well as other emerging environmental issues associated with our manufacturing sites and products, such as water quality standards, dam breaching for purposes of aiding salmon recovery in the Pacific Northwest, or recycling. Such new public policy or compliance with regulations that implement new public policy in these areas might require significant expenditures on our part or even the curtailment of certain of our manufacturing operations.
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

We are required to comply with environmental laws and the terms and conditions of multiple environmental permits. In particular, the pulp and paperboard industry in the United States is subject to several performance based rules associated with effluent and air emissions as a result of certain of its manufacturing processes. Federal, state and local laws and regulations require us to routinely obtain authorizations from and comply with the evolving standards of the appropriate governmental authorities, which have considerable discretion over the terms of permits. Failure to comply with environmental laws and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to take corrective measures, install pollution control equipment, or take other remedial actions, such as product recalls or labeling changes. We also may be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. There can be no assurance that future environmental permits will be granted or that we will be able to maintain and renew existing permits, and the failure to do so could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Extreme weather-related events caused by climate change, such as prolonged, extreme high or low temperatures, extreme storms, floods and decreased or curtailed water supplies, could result in physical damage to our facilities and operations. Such events may also result in supply chain disruptions and increased costs. For example, in the first quarter of 2024, extreme cold and related natural gas supply issues resulted in the shutdown of our Lewiston, Idaho mill and in the fourth quarter of 2024, impacts from Hurricane Helene resulted in the temporary suspension of operations at our Augusta, Georgia facility.
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
Our operations require substantial capital and our capital expenditures may not achieve the desired outcomes or may be achieved at a higher cost than anticipated.
Our business is capital intensive and we regularly make capital expenditures to maintain our equipment, improve our operating efficiency, comply with environmental laws, and innovate to remain competitive. Many of our capital projects are complex, costly, and implemented over an extended period of time. We may experience higher expenditures than anticipated for particular capital projects as well as unanticipated business disruptions, and we may not achieve the desired benefits from a given project, any of which could adversely affect our business, financial condition, results of operations and cash flows. In addition, disputes between us and contractors who are involved with implementing capital projects could lead to time-consuming and costly litigation.
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
We are exposed to lawsuits, governmental investigations and proceedings relating to current and historical operations and products, which could harm our business.
From time to time, the nature of our business exposes us to certain lawsuits, governmental investigations and proceedings relating to current and historical operations and products, which may include claims involving product liability, environmental compliance, hazardous materials, infringement of intellectual property rights of third parties, workplace safety, employment and other claims. While we have in place processes and policies to mitigate these risks and to investigate and address such claims as they may arise, we cannot predict the underlying costs to defend or resolve such claims and any adverse rulings or results could have a material adverse effect on our business, financial condition, or results of operations.
We could be subject to changes in tax rates, the adoption of new tax laws or interpretations, or exposure to additional tax liabilities.
We are subject to income and other taxes in the U.S. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Significant judgment is required in estimating our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits and any related litigation could be materially different to the amounts reflected in our financial statements. Should any tax authority disagree with our estimates and determine any additional tax liabilities, including interest and penalties for us, this could adversely impact our results of operations, financial position and cash flows.
If we are unable to continue to implement our business plan and strategic initiatives, our financial condition and operating results could be materially affected.
Our future operating results will depend, in part, on the extent to which we can successfully implement our business plan and strategic initiatives in a cost effective manner. We pursue strategic initiatives that management considers important to our long-term success, including mergers and acquisitions, dispositions and restructuring activity. There are risks involved with the execution of such initiatives, including significant business, economic and competitive uncertainties, many of which are beyond our control, including those associated with the global macro-environment in which we operate, trends in our industry, demand for our products, competitive threats, product innovation, public policy developments, changes to consumption habits, and resource allocation. If we are unable to successfully implement our business plan or strategic initiatives, our business, financial condition and operating results could be materially and adversely affected.
Additionally, we may enhance, modify or build manufacturing facilities as part of our strategic initiatives. We may be unable to identify future suitable strategic capital or building projects or may be unable to achieve anticipated benefits or cost savings from construction projects in the timeframe we anticipate, or at all. Large construction projects or acquisitions can result in a decrease in our cash and short-term investments, an increase in our indebtedness, or both, and also may limit our ability to access additional capital when needed and divert management's attention from other business concerns.
RISKS RELATED TO OUR EMPLOYEE PLANS
We may be required to pay material amounts to multiemployer pension plans; our participation subjects us to potential liabilities, which could be significant, if we withdraw from a plan in the future.
We contribute to two multiemployer pension plans. The amount of our annual contributions to these plans is negotiated with the union representing our employees covered by each plan. In 2024, we contributed approximately $5.8 million to these plans. If in future years we continue to participate in these plans, we may be required to make increased annual contributions in amounts that are difficult to predict and potentially beyond our control, which would reduce the cash available for business and other needs. The decision whether to continue to participate in these multiemployer plans does not rest solely with us; rather, it is negotiated as part of the collective bargaining agreements with labor unions that participate in these plans.
If we were to withdraw partially or completely from a multiemployer plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits as required by law. This is called withdrawal liability. The amount of withdrawal liability, if any, assessable to us if we were to withdraw in a future year is difficult to predict and largely beyond our control.
One of the multiemployer pension plans to which we contribute, the IAM National Pension Fund, or IAM NPF, elected to be certified in “critical status” for the plan year beginning January 1, 2019. If we were to withdraw from IAM NPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of IAM NPF’s unfunded vested benefits. Based on information available to us, as well as information provided by IAM NPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2024, we would be obligated to pay a single sum withdrawal liability payment of approximately $4.9 million on a pretax basis if we were to have completely withdrawn from IAM NPF in 2024. We currently have no plans to withdraw from IAM NPF and have not recognized any liability associated with a withdrawal from IAM NPF in our consolidated financial statements.

The other multiemployer pension plan to which we contribute, the PACE Industry Union-Management Pension Fund, or PIUMPF, was certified to be in “critical status” for the plan year beginning January 1, 2010 and continued to be in critical status through the plan year beginning January 1, 2014. For the plan years beginning January 1, 2015 through January 1, 2023, PIUMPF was certified to be in “critical and declining status” under the Multiemployer Pension Reform Act of 2014. The number of employers participating in PIUMPF fell from 135 during 2012 to 42 in 2023. We were the largest contributing employer participating in PIUMPF in 2024.
The American Rescue Plan Act of 2021, or ARPA, includes provisions to provide financial relief to financially troubled multiemployer pension plans. In 2023, PIUMPF applied for and received approximately $1.3 billion in a lump sum payment under this program — an amount intended to allow it to remain solvent until approximately 2051.
If we were to withdraw from PIUMPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of PIUMPF’s unfunded vested benefits. Based on information available to us, as well as information provided by PIUMPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2024, the withdrawal liability payments that we would be required to make to PIUMPF were we to have completely withdrawn in 2024 would be approximately $5.7 million per year on a pretax basis. These payments generally would continue for 20 years with an estimated present value of approximately $70 million on a pre-tax basis. We expect that all other things being equal, the receipt of ARPA funds has eliminated PIUMPF’s unfunded vested benefits. Because the ARPA funds must be “phased in” over the period of time such funds are expected to be utilized, however, we expect any potential withdrawal liability will be significantly reduced annually and ultimately eliminated over an extended period.
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
If the AFD exit fee were held to be legally enforceable, and if we were to withdraw in a future year, the amount of our AFD exit fee liability at the time of our withdrawal could be material and would be subject to a variety of factors, including without limitation, the nature and timing of a withdrawal, the financial health of PIUMPF at the time of the withdrawal, the level of contributions to the plan made by other contributing employers before our withdrawal, whether any employers that had withdrawn in the intervening years had made AFD exit fee payments, the success of the potential legal challenges we could raise and the effect of funding provided under ARPA. PIUMPF’s receipt of approximately $1.3 billion in ARPA funds is more than enough to eliminate PIUMPF’s AFD. However, due to regulatory and accounting requirements, the impact of the ARPA funding will be effectively phased in over time, and we expect that this will result in the substantial reduction annually and ultimate elimination of any potential AFD exit fee exposure over an extended period.
As we currently have no plans to withdraw from PIUMPF, we have not recognized any liability associated with a withdrawal from PIUMPF in our consolidated financial statements.
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
We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Credit Agreements restrict but do not prohibit us from doing so. We had availability of approximately $270 million under our PCA Credit Agreement as of December 31, 2024. After giving effect to borrowing base limitations and issuance of letters of credit, we had availability of approximately $218 million under the Credit Agreement as of December 31, 2024. In addition, our Credit Agreements allow us to obtain additional secured revolving loan commitments under our ABL Credit Agreement and additional term revolver commitments under our PCA Credit Agreement, in each case, under certain circumstances, which would be guaranteed by our subsidiary guarantors. In addition, the indenture governing our notes does not prevent us from incurring certain other liabilities that do not constitute secured indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
If we default under our Credit Agreements, or other indebtedness, we may not be able to service our debt obligations.
In the event of a default under our Credit Agreements or other indebtedness, lenders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby permitting an acceleration of amounts outstanding under our debt obligations, we may not be able to repay the amounts due. Events of default are separately defined in each credit agreement or indenture, but include events such as failure to make payments when due, breach of covenants, default under certain other indebtedness, failure to satisfy judgments in excess of a threshold amount, certain insolvency events and the occurrence of a change of control (as defined in the Credit Agreements). The occurrence of an event of default could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.
To service our existing and future indebtedness, we must generate cash flows. Our ability to generate cash depends on many factors beyond our control, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2024, we had approximately $275 million of outstanding indebtedness, and we could incur substantial additional indebtedness in the future. Our ability to make scheduled payments on or to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash from our operations. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
There are various limitations on our ability to incur the full $375 million of commitments under our ABL Credit Agreement and borrowings under our ABL Credit Agreement are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the ABL Credit Agreement, a monthly fixed charge maintenance covenant would become applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than or equal to the greater of (i) 10.0% of the lesser of the borrowing base and the maximum $375 million of current revolving loan commitments (such lesser amount, the “Line Cap”) and (ii) $25 million. As of December 31, 2024, availability under the ABL Credit Agreement was approximately $218 million or 10% % of the Line Cap. However, it is possible that availability, as calculated under the ABL Credit Agreement, could fall below the minimum threshold in a future period. If the covenant trigger were to occur, we would be required to satisfy and maintain on the last day of each quarter a fixed charge coverage ratio of at least 1.1x for the preceding four quarter period for which financial statements had been delivered. As of December 31, 2024, our fixed charge coverage ratio was approximately 2.0x. If and when the fixed charge coverage ratio were to be tested, our ability to meet the minimum fixed charge coverage ratio could be affected by events beyond our control, and we cannot assure you that we would meet this ratio at such time. A breach of any of these covenants could result in a default under the ABL Credit Agreement. Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.
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
U.S. and global economic conditions and currency exchange rates have a significant impact on our business and financial results. Recessed global economic conditions and a strong U.S. dollar could affect our business in a number of ways, including causing declines in global demand for paperboard, and increased competition from foreign manufacturers in the U.S. market. Foreign currency changes can also impact pricing associated with our raw materials such as pulp and equipment purchases, impacting our cost structure.
Recent fluctuations in economic conditions and cycles may have adverse effects on our financial results.
During 2024, interest and inflation rates increased significantly relative to recent years, although the impacts were felt to different extents, and the far extent of such increases remains to be seen. Increasing rates may materially affect our prices and the demand for our products.
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
Certain provisions of our certificate of incorporation and bylaws and Delaware law may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in the best interests of the Company and our stockholders. The provisions in our certificate of incorporation and bylaws include, among other things, the following:
•a classified Board of Directors with staggered terms (which shall cease to be classified after the 2027 annual meeting);
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
•removal of directors only for cause (except for directors elected following the 2025 annual meeting); and
•supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.
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
Our cybersecurity program is managed by our Chief Information Officer (CIO), whose team is responsible for leading enterprise-wide information technology strategy, policy, standards, architecture, and processes. The CIO provides regular reports to our Board of Directors, Chief Executive Officer and other members of our senior leadership team. These reports include updates on our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.
Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) process. Cybersecurity related risks are included in the risk universe that the ERM function evaluates to assess top risks to the enterprise on an annual basis. The ERM process’s annual risk assessment is presented to the Board of Directors.
Our programs are regularly evaluated by external experts with the results of those reviews reported to the senior leadership team and the Board of Directors. We also actively engage with key vendors, industry participants, and intelligence communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.
During 2024, we did not experience any cybersecurity threats that had a material impact or are reasonably likely to materially affect our business, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. Please see our "Risk Factors" in item 1A in this report for more information.

ITEM 2.	Properties
Facilities
Our principal executive offices are located in Spokane, Washington. We believe that each of these facilities is adequately maintained and is suitable for conducting our operations and business. Information regarding our principal facilities is set forth in the following table.

Location	Products	Owned or Leased
Augusta, Georgia	Paperboard	Owned
Lewiston, Idaho	Pulp and Paperboard	Owned
Cypress Bend, Arkansas	Paperboard	Owned
Wilkes-Barre, Pennsylvania	Paperboard sheeting	Leased
Dallas, Texas	Paperboard sheeting	Leased
Mendon, Michigan	Paperboard sheeting	Leased
Richmond, Virginia[1]	Paperboard sheeting	Leased
Hagerstown, Indiana	Paperboard sheeting	Leased
1 In the fourth quarter of 2024, we announced the permanent closure of our Richmond, Virginia sheeting operations. As market conditions warrant, we will be relocating existing equipment to a new location.
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

(In tons)	Market Pulp	Paperboard	Sheeted Paperboard
Augusta, Georgia		600,000
Lewiston, Idaho	90,000	480,000
Cypress Bend, Arkansas		340,000
Wilkes-Barre, Pennsylvania			41,000
Dallas, Texas			29,000
Mendon, Michigan			50,000
Richmond, Virginia			34,000
Hagerstown, Indiana			37,000
	90,000	1,420,000	191,000

ITEM 3.	Legal Proceedings
We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, results of operations and cash flows.
In November 2023, the United States Environmental Protection Agency (EPA) alleged that the Company had violated the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and Emergency Planning and Community Right-to-Know Act (EPCRA) by failing to timely report certain chlorine releases that occurred at the Company’s facility in Lewiston, Idaho in 2019, 2020, and 2021 to the National Response Center and State Response Center. Although the Company reported each of the releases to the respective response centers, the EPA alleged that the Company should have reported sooner. In June 2024, the Company, without admitting any wrongdoing, settled the matter with the EPA and paid a $322,088 civil penalty.
In April 2024, the EPA alleged the Company violated the Risk Management Program (RMP) under Section 112r of the Clean Air Act by failing to sufficiently implement certain RMP elements for its pulp bleach system at the Company’s facility in Lewiston, Idaho. In February 2025 we reached a settlement with the EPA, resulting in an agreed civil penalty of $440,393. The Company did not admit any wrongdoing in connection with the settlement.

ITEM 4.	Mine Safety Disclosures
Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET FOR OUR COMMON STOCK
Our common stock is traded on the New York Stock Exchange under the symbol "CLW."
HOLDERS
As of February 19, 2025, there were approximately 542 registered holders of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
Our Board of Directors approved a new stock repurchase program on October 31, 2024 authorizing the repurchase of up to $100 million of our common stock. As of December 31, 2024, we had up to $96.7 million of authorized repurchases remaining.
This plan replaced the previously approved plan and terminated any remaining authorization under the original plan. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b-5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. The authorization has no expiration date.
The following table reflects our shares repurchased during the fourth quarter of 2024. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2024 to October 31, 2024 [1]	23,000	$27.43	23,000	$—
November 1, 2024 to November 30, 2024	7,821	$27.23	7,821	$99.8
December 1, 2024 to December 31, 2024	115,000	$26.99	115,000	$96.7
Total	145,821	$27.07	145,821
1.These shares were purchases under the prior repurchase program authorized in 2015. This authorization was cancelled and replaced with the 2024 authorization as of October 31, 2024

SALES OF UNREGISTERED SECURITIES
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
PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder return of our common stock for the period beginning December 31, 2019 and ending December 31, 2024, with the cumulative total return during such period of the S&P 600 Small Cap Index, the S&P MidCap 400, and the Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2019, in our common stock and in the indices and assumes dividends were reinvested. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.
We measure our relative corporate performance for purposes of performance-based equity awards issued to our executive officers against a specific index. Each year, an index is established to apply to performance-based equity awards issued in that year. We currently measure our relative performance, for purposes of performance-based equity awards, against the S&P 600 Small Cap Index, the S&P MidCap 400, and the Russell 2000 Index. The cumulative return for the Company and those indexes is listed below.

This comparison assumes $100 was invested on December 31, 2019, in our common stock and in the indices and assumes dividends were reinvested.

	December 31,
	2019	2020	2021	2022	2023	2024
Company Name / Index
Clearwater Paper Corporation	$100.00	$176.73	$171.68	$177.01	$169.10	$139.37
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P MidCap 400® Index (excluding members of the GICS® Financials sector)	100.00	114.87	142.87	120.91	141.11	154.08
S&P 600 SmallCap Index	100.00	111.29	141.13	118.41	137.42	149.37

ITEM 6.     [Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview of Business
We are a premier manufacturer and supplier of Solid Bleached Sulfate (SBS) paperboard packaging products to independent converters. We believe we are well positioned to capitalize on sustainability trends towards renewable and recyclable materials. We focus on food service and folding carton markets and provide limited distribution and sheeting services. Additionally, we sell minor amounts of pulp to outside customers. We believe our status as an independent, non-integrated supplier is core to our value proposition. We strive to develop new products and innovative solutions to expand and diversify our paperboard portfolio. In 2024, our business and production capabilities, we completed the acquisition of a paperboard manufacturing facility and associated business in Augusta Georgia.
Reclassification of Our Tissue Operations
In 2024, we completed the sale of our tissue operations. This sale represents a strategic shift in our operations and financial results requiring discontinued operations accounting treatment for this division. The financial information presented below reflects reclassifications from previously reported information based upon discontinued operations. Historically, we have shown certain intercompany pulp costs as offsets to cost of sales as they represented intercompany transactions between the tissue operations and the pulp and paperboard manufacturing operations. Based upon discontinued operations treatment, such transfers of pulp and other inputs have been recast to Net Sales on the Consolidated Statements of Operations.
Significant Factors That Impact Our Business and Results of Operations
The paperboard industry is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, prices for products and sales volumes have historically been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. During 2023 and 2024, the paperboard industry saw significant weakness due to customer destocking after a lengthy period of constrained supply given high demand coupled with increasing supply.
Our operating costs include raw materials, labor and selling, general and administrative expenses. We manage these costs through cost saving and productivity initiatives, sourcing programs, and pricing actions. Additionally, our operations, as do all pulp and paperboard manufacturing operations, require regular planned maintenance outages. During 2024, we incurred planned maintenance outages at our Lewiston, Idaho and our Augusta, Georgia facilities. During 2023, we incurred a planned maintenance outage at our Cypress Bend, Arkansas facility. During 2022, we incurred a planned maintenance outage at our Lewiston, Idaho facility. Starting in 2025, we plan to move to annual outages for each of our facilities.
Critical Accounting Policies and Significant Estimates
A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. We reviewed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For 2024, these significant accounting estimates and judgments include:
Business Acquisitions
We use the acquisition method of accounting for acquired businesses. Under the acquisition method of accounting, we allocated the purchase consideration to the tangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The estimates used to determine the fair value of long-lived assets can be complex and require significant judgments. Therefore, we use information available to us to make fair value determinations and often engage independent valuation specialists, when necessary, to assist in the fair value determination of significant, acquired long-lived assets. The determination of fair value requires estimates about discount rates, growth and retention rates, expected future cash flows and other future events that are judgmental in nature. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we are permitted to record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income.
On May 1, 2024, we completed the acquisition of a paperboard manufacturing facility and associated business, located in Augusta, Georgia (Augusta) from Graphic Packaging International, LLC for cash of $708 million. Augusta’s results of operations have been included in our financial results since the acquisition date. We allocated the fair value of purchase consideration transferred to the tangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. We identified that the acquired assets were assigned a fair value of $695 million. The majority of these assets were property, plant and equipment valued using the replacement cost method. This method is based on the replacement cost of comparable assets at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset. The Company believes the estimates are based on reasonable assumptions, but which are inherently uncertain. The remainder of the purchase price was allocated to working capital assets (primarily inventory) and goodwill. As a result, actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment losses in the future. Additional information regarding our acquisitions is included in "Note 3 - Business Acquisition" in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”
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
The following table illustrates the estimated impact on hypothetical pension obligations and expenses that would have resulted from a 25-basis point reduction in two key assumptions for the year ended December 31, 2024:

(In millions)	Statements of Operations	Balance Sheets
Discount rate	$—	$4.6
Expected long term rate of return	$0.7	$—
It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

Non-GAAP Financial Measures
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-K, we disclose income (loss) from operations before interest expense, net, non-operating pension and other post employment benefit costs, income tax expense, depreciation and amortization, other operating charges, net, and debt retirement costs as Adjusted EBITDA from continuing operations which is a non-GAAP financial measure. Adjusted EBITDA from continuing operations is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
We have included Adjusted EBITDA from continuing operations in this report because we use it as an important supplemental measure of our performance and believe that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. We use Adjusted EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA from continuing operations measure may not be comparable to Adjusted EBITDA reported by other companies. Our Adjusted EBITDA from continuing operations measure has material limitations as a performance measure because it excludes interest expense, net, income tax (benefit) expense and depreciation and amortization which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business. In addition, we exclude other income and expense items which are outside of our core operations.
The following table provides our Adjusted EBITDA from continuing operations for the periods presented and a reconciliation to net income.

	For The Years Ended December 31,
(In millions)	2024	2023	2022
Net income	$196.3	$107.7	$46.0
Less: income (loss) from discontinued operations, net of tax	270.3	59.0	(6.7)
Income (loss) from continuing operations	(74.0)	48.7	52.7
Add (deduct):
Income tax provision (benefit)	(27.1)	16.9	29.2
Interest expense, net	29.2	9.5	11.2
Depreciation and amortization expense	69.8	40.7	40.6
Inventory revaluation on acquired business	6.8	—	—
Other operating charges, net	24.0	3.2	3.2
Other non-operating (income) expense	(1.8)	(0.1)	5.7
Debt retirement costs	9.1	3.1	0.5
Adjusted EBITDA from continuing operations	$36.0	$122.0	$143.1

OPERATING RESULTS FROM CONTINUING OPERATIONS
The financial information below reflects reclassifications from previously reported information based upon discontinued operations. Historically, the Company has shown certain intercompany pulp costs as offsets as they represent intercompany transactions between our tissue business and the pulp and paperboard manufacturing operations. Based upon discontinued operations treatment, such transfers of pulp and other inputs have been recast to Net Sales on the Consolidated Statements of Operations.

	For The Years Ended December 31,			Increase (decrease)
	2024	2023	2022	2024-2023	2023-2022
Net Sales	$1,383.6	$1,136.0	$1,195.0	21.8%	(4.9)%
Cost of Sales	1,307.5	935.3	982.5	39.8%	(4.8)%
Gross Profit	76.1	200.7	212.5	(62.1)%	(5.6)%
Selling, general and administrative expenses	116.7	119.4	110.0	(2.3)%	8.5%
Other operating charges, net (1)	24.0	3.2	3.2	nm	—%
Income (loss) from continuing operations	$(64.5)	$78.1	$99.3	(182.6)%	(21.3)%
Adjusted EBITDA from continuing operations	$36.0	$122.0	$143.1	(70.5)%	(14.7)%
(1) See Note 10, "Other operating charges," of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.
Net Sales
Net sales increased 21.8% for the year ended December 31, 2024 compared to December 31, 2023 due the inclusion of the Augusta operations (see Note 3, "Business Acquisition" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information). This increase was driven by higher sales volume offset by decreases in sales prices due to previously announced price decreases and changes in our product mix.
Net sales decreased 4.9% for the year ended December 31, 2023 compared to December 31, 2022 due to weaker demand as customers rebalanced inventory levels. Pulp sales volumes increased for the year ended December 31, 2023 as we managed our paperboard production resulting in additional pulp to be sold.

	For The Years Ended December 31,			Increase (decrease)
	2024	2023	2022	2024-2023	2023-2022
Paperboard shipments (short tons)	1,080,898	751,520	814,556	43.8%	(7.7)%
Paperboard sales price (per short ton)	$1,210	$1,375	$1,356	(12.0)%	1.4%

Pulp shipments (short tons)	101,429	140,284	124,844	(27.7)%	12.4%
Pulp sales price (short tons)	$581	$607	$556	(4.3)%	9.3%
Cost of sales
Costs included in our cost of sales include input costs (principally raw materials and energy), labor and overhead, supply chain costs (principally freight and outside warehousing). The table below provides the details of our cost of sales for the years ended December 31, 2024, 2023 and 2022.

	For The Years Ended December 31,			Increase (decrease)
	2024	2023	2022	2024-2023	2023-2022
Input cost (raw materials and energy)	$615.0	$494.5	$515.7	24.4%	(4.1)%
Labor and overhead	482.2	302.7	298.7	59.3%	1.3%
Supply chain costs (principally freight)	140.1	105.3	119.5	33.0%	(11.9)%
Other	4.4	(3.3)	12.9	(233.4)%	(125.3)%
Depreciation and amortization	65.9	36.1	35.6	82.7%	1.2%
Cost of Sales	$1,307.5	$935.3	$982.5	39.8%	(4.8)%
Cost of sales increased 39.8% for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the inclusion of the Augusta operations. Input costs increased due to higher sales volume with reductions on a per ton basis across fiber, energy and chemicals due to deflation. Our labor and overhead increased due to the inclusion of the Augusta operation as well as planned annual maintenance at both our Lewiston, Idaho and our Augusta, Georgia facilities. Depreciation increased due to the inclusion of the Augusta operations. Supply chain cost increased due to higher volumes offset by lower freight costs per ton due to deflation.
Cost of sales decreased 4.8% from the year ended December 31, 2023 compared to the year ended December 31, 2022 due to lower volumes offset by higher inflation. Input costs on a per ton basis increased due to higher fiber and chemical costs on a per ton basis offset by lower energy costs. Our labor and overhead increased due to inflation. Supply chain cost decreased due to lower volumes offset by lower freight costs per ton due to deflation.
Gross profit
Gross profit declined 62.1% for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to previously announced price decreases and higher costs due to our planned major maintenance outage at our Lewiston, Idaho and Augusta, Georgia facilities offset by lower input costs due to deflation.
Gross profit declined 5.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to reduced sales volumes and planned production downtime to manage inventory partially offset by deflation in input and supply chain costs.
Selling, general and administrative
Selling, general and administrative expenses decreased 2.3% for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily as a result of lower incentive pay due to lower operational performance partially offset by higher wages and benefits related to additional sales costs associated with the Augusta acquisition.
Selling, general and administrative expenses increased 8.5% for the year ended December 31, 2023 compared the year ended December 31, 2022 primarily related to costs associated with business improvement projects including information technology and other projects and higher wages partially offset by lower incentives due to lower operating performance.
Other operating charges
See Note 10, "Other Operating Charges, net" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.
Overall income from continuing operations and Adjusted EBITDA
Operating income from continuing operations and Adjusted EBITDA from continuing operations decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to lower sale prices and planned major maintenance at both our Lewiston and Augusta facilities partially offset by higher volume. Additionally, impacting operating income from continuing operations were the transaction and integration cost associated with the acquisition of the Augusta facility.
Operating income from continuing operations and Adjusted EBITDA from continuing operations decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to lower sales volume and planned production downtime to manage inventory and increase costs associated with business improvement projects.
OPERATING RESULTS FROM DISCONTINUED OPERATIONS
For the year ended December 31, 2024 as compared to the year ended December 31, 2023, retail sales volume declined due to the sale of our tissue business on November 1, 2024. Retail sales prices decreased due to changes in our product mix and reductions resulting from contract pricing indexed to certain cost inputs. Operating income decreased predominately due to lower sales prices offset by lower input costs, primarily in pulp, freight and energy costs.
For the year ended December 31, 2023 as compared to the year ended December 31, 2022, retail sales volumes in our tissue business increased due to the increased demand for private label versus branded products. Retail sales prices increased in our tissue business due to previously announced price increases and improved product mix. Operating income increased due to higher volumes and pricing and lower freight costs.
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
2025 OPERATIONS
For 2025, we expect a continued improvement in demand for SBS paperboard products. Various industry publications suggest demand will return to pre-COVID levels by the end of 2025. We expect this increase in demand will be offset by additional market capacity expected to come online at the beginning in the second quarter of 2025. SBS is currently in a downcycle, which we believe to be a temporary condition until supply and demand come back into balance. As we navigate the current environment, we are focused on actions that are in our control, including improving our operational performance, reducing cost, and strengthening our product offering. We are taking actions to reduce our cost structure and are targeting $30 to $40 million in cost savings in 2025 across selling, general and administrative and operations. We continue to explore ways to broaden our product offering to better service our converter customers. Near-term initiatives include compostability, increasing the recycled content of our products, and lightweighting. Over the longer term, we are also exploring options to diversify into other substrates that may include beverage carrier grades, white top, or recycled board. We remain confident in the long term fundamentals of the paperboard market and our ability to deliver strong margins and cash flows through the cycle.

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
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness or shares or acquire assets or businesses that are complementary to our operations. Any such prepayments, repurchases or acquisitions may be commenced, suspended, discontinued, or resumed, and the method or methods of effecting any such prepayments or repurchases may be changed at any time or from time to time without prior notice.
Operating Activities
During 2024, we generated $61.4 million of cash from operations, as compared to $190.7 million in 2023. This decrease was driven by lower operating performance and changes in working capital. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2023.
During 2023, we generated $190.7 million in cash from operations, as compared to $150.2 million in 2022. This increase was driven by improved operating performance and changes in working capital.

Investing Activities
During 2024, we generated $167.7 million in cash from investing activities, as compared to a use of $73.7 million in 2023. This includes a use of $708.2 million for the acquisition of the Augusta operations and business and net proceeds of $992.5 million received from the divestiture of our tissue business. Included in accounts payable and accrued liabilities was $25.8 million related to capital expenditures that had not yet been paid at December 31, 2024.
During 2023 we used $73.7 million in cash for investing activities, as compared to $33.5 million in cash for investing activities in 2022. In both years, cash used for investing activities was related to capital expenditures. Included in accounts payable and accrued liabilities was $13.0 million related to capital expenditures that had not yet been paid at December 31, 2023.
In 2025, we expect cash paid for capital expenditures to be approximately $80 million to $90 million.
Financing Activities
Net cash flows used in financing activities were $191.4 million for 2024. We received net proceeds of $753.4 million from the issuance of long-term debt related to the Augusta acquisition and to cover short term cash requirements. We repaid $931.1 million of long-term debt. Additionally, we used $5.6 million for debt issuance costs and $10.0 million to repurchase stock under our stock repurchase program during the year ended December 31, 2024.
Net cash flows used in financing activities were $129.4 million for 2023 as compared to $88.6 million for 2022. The increase was due to higher debt repayments in 2023 driven by improved operating results which provided additional available cash to fund debt repayments. Additionally, we used $17.9 million for common stock repurchases under our stock repurchase program during the year ended December 31, 2023.
Commitments
As of December 31, 2024, we have purchase commitments of $102.6 million, of which $53.4 million is payable within 12 months, related to contracts with natural gas and electricity providers, contracts for the purchase of chemicals and pulp, and contracts associated with IT services that are legally binding on us and specify fixed or minimum quantities. Additionally, we have $35.6 million, all of which is payable within 12 months, in purchase commitments associated with capital expenditures.
Credit Agreements
We are party to an amended and restated credit agreement (which may be amended from time to time, the “PCA Credit Agreement”) that consists of a term revolver commitment in the amount of $270 million. We may also increase term revolver commitments under the PCA Credit Agreement in an aggregate amount of up to $60 million, subject to obtaining commitments from any participating lenders and certain other conditions. The obligations under the PCA Credit Agreement are secured by liens on substantially all of our personal property assets and each of our domestic subsidiaries that are guarantors of the PCA Credit Agreement. Borrowings under the PCA Credit Agreement are subject to mandatory prepayment in certain circumstances. We may, at our option, prepay and reborrow any borrowings under the PCA Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). The PCA Credit Agreement matures on May 1, 2029, subject to a springing maturity beginning on the date that is 91 days prior to the maturity of the Company’s 2020 Notes if the outstanding principal amount of the 2020 Notes plus $50 million is at any time during such 91 day period great than the sum of our available borrowing liquidity and unrestricted cash.
We are also party to an asset-based loan credit agreement (which may be amended from time to time, the “ABL Credit Agreement,” and together with the PCA Credit Agreement, the “Credit Agreements”)) that consists of a $375 million revolving loan commitment, subject to borrowing base limitations. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase the revolving commitments under the ABL Credit Agreement in an aggregate amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. The obligations under the ABL Credit Agreement are secured by liens on substantially all of our personal property assets and each of our domestic subsidiaries that are guarantors of the ABL Credit Agreement. We may, at our option, prepay and reborrow any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). The ABL Credit Agreement matures on November 7, 2027. As of December 31, 2024, we had no outstanding borrowings under this facility and $3.7 million drawn to support our letters of credit.
Both Credit Agreements contain customary representations, warranties, and affirmative and negative covenants. The

ABL Credit Agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than or equal to the greater of (i) 10.0% the Line Cap (as defined above) and (ii) $25 million.
At December 31, 2024, we were in compliance with the covenants in the Credit Agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with the Credit Agreements. See Note 9, "Debt," to the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk on financial instruments is limited to our Credit Agreements. As of December 31, 2024, there were no borrowings outstanding under our Credit Agreements. The interest rates applied to borrowings on both Credit Agreements are adjusted often and therefore react quickly to any movement in the general trend of market interest rates.
Foreign Currency Risk
We have minimal foreign currency exchange risk. Nearly all of our international sales are denominated in U.S. dollars.
Quantitative Information about Market Risk

	Expected Maturity Date
(In millions)	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt:[1]
Fixed rate	$—	$—	$—	$275.0	$—	$—	$275.0
Variable rate	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	—%	4.75%	—%	—%	4.75%
Fair value at December 31, 2024							$258.9
1 Excludes finance lease liabilities.

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Clearwater Paper Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Measurement of the pension benefit obligation
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company’s pension benefit obligation was $217.2 million as of December 31, 2024. The measurement of the pension benefit obligation is based on actuarial assumptions that require judgment, which includes the discount rate applied to the pension benefit obligation.
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
Valuation of certain machinery and equipment assets in the Augusta Acquisition
As discussed in Note 3 to the consolidated financial statements, the Company completed the acquisition of a paperboard manufacturing facility and associated business, located in Augusta, Georgia (the Augusta Acquisition) for an aggregate purchase price of $708.2 million. The purchase price of the Augusta Acquisition was allocated to assets acquired and liabilities assumed based on the estimated fair values as of the date of the acquisition. Assets acquired included $610.3 million of property, plant, and equipment, which were primarily assigned a fair value using replacement cost.
We identified the evaluation of the fair value measurement of certain property, plant, and equipment acquired in the Augusta Acquisition as a critical audit matter. Specifically, the evaluation of the replacement cost assumptions, including the assessment of whether the replacement cost basis was comparable with the asset being valued, used to determine the fair value of certain property, plant, and equipment required subjective auditor judgment, including the use of specialized skills and knowledge, as changes to the replacement cost assumptions could have a significant impact on the fair value measurement.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the determination of replacement cost assumptions, including the comparability of the replacement cost basis to the property, plant, and equipment acquired. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the reasonableness of the Company’s estimated replacement cost assumptions, including the comparability of the replacement cost basis with the acquired asset being valued, by:
•inquired of the Company’s internal and external specialists to understand the overall operations of the Augusta paperboard manufacturing facility and the Company’s specialist’s development of the replacement cost assumptions
•for a selection of acquired property, plant, and equipment, assessing the comparability of assets used to develop the replacement cost assumptions and the acquired property, plant, and equipment by inspecting vendor quotes, estimates prepared by the Company’s internal specialists familiar with the selected property, plant, and equipment, and project budgets of recently purchased property, plant, and equipment
•evaluating the qualifications and knowledge, skills, and ability of the Company’s internal and external specialists
/s/ KPMG

We have served as the Company’s auditor since 2007.
Seattle, Washington
February 24, 2025

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets

	December 31,
(In millions, except share information)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$79.6	$42.0
Receivables, net of allowance for current expected credit losses of $1.6 and $1.2 at December 31, 2024 and 2023	188.7	96.1
Inventories, net	258.0	161.2
Other current assets	19.1	17.4
Current assets of discontinued operations	—	247.5
Total current assets	545.4	564.1
Property, plant and equipment	2,328.4	1,608.6
Accumulated depreciation and amortization	(1,305.4)	(1,247.9)
Property, plant and equipment, net	1,023.1	360.7
Goodwill and intangible assets, net	52.9	41.5
Other assets, net	57.9	47.6
Long-term assets of discontinued operations	—	657.9
Total assets	$1,679.2	$1,671.8
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$0.6	$—
Accounts payable and accrued liabilities	319.7	195.5
Current liabilities of discontinued operations	—	90.5
Total current liabilities	320.4	286.0
Long-term debt	281.6	439.9
Liability for pension and other postretirement employee benefits	52.5	54.5
Deferred tax liabilities and other long-term obligations	170.2	84.6
Long-term liabilities of discontinued operations	—	138.1
Total liabilities	824.7	1,003.0
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 16,567,722 and 16,484,550 shares issued	—	—
Additional paid-in capital	11.5	14.9
Treasury stock, at cost, and 122,821 and 0 shares	(3.3)	—
Retained earnings	880.8	684.5
Accumulated other comprehensive loss, net of tax	(34.5)	(30.7)
Total stockholders’ equity	854.6	668.8
Total liabilities and stockholders' equity	$1,679.2	$1,671.8

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations

	For The Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
Net sales	$1,383.6	$1,136.0	$1,195.0
Costs and expenses:
Cost of sales	1,307.5	935.3	982.5
Selling, general and administrative expenses	116.7	119.4	110.0
Other operating charges, net	24.0	3.2	3.2
Total operating costs and expenses	1,448.1	1,057.9	1,095.7
Income (loss) from continuing operations	(64.5)	78.1	99.3
Interest expense, net	(29.2)	(9.5)	(11.2)
Debt retirement costs	(9.1)	(3.1)	(0.5)
Other non-operating (expense) income	1.8	0.1	(5.7)
Total non-operating expense	(36.6)	(12.5)	(17.4)
Income (loss) from continuing operations before income taxes	(101.1)	65.6	81.9
Income tax provision (benefit)	(27.1)	16.9	29.2
Income (loss) from continuing operations	(74.0)	48.7	52.7

Income (loss) from discontinued operations before income taxes	73.3	78.6	(8.8)
Gain on sale of discontinued operations	307.2	—	—
Income tax provision (benefit) of discontinued operations	110.2	19.6	(2.1)
Income (loss) from discontinued operations	270.3	59.0	(6.7)

Net income	$196.3	$107.7	$46.0

Net income per common share:
Income (loss) per share from continuing operations - basic	$(4.41)	$2.89	$3.10
Income per share from discontinued operations - basic	16.11	3.50	(0.39)
Net income per share - basic	$11.70	$6.39	$2.71

Income (loss) per share from continuing operations - diluted	(4.41)	2.85	3.07
Income per share from discontinued operations - diluted	16.11	3.45	(0.39)
Net income per share - diluted	$11.70	$6.30	$2.68

Average shares of common stock used to compute net income per share (in thousands):
Basic	16,781	16,863	16,985
Diluted	16,781	17,091	17,181

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income

	For The Years Ended December 31,
(In millions)	2024	2023	2022
Net income	$196.3	$107.7	$46.0
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net (gain) loss arising during the period, net of tax of $(1.2), $0.9 and $1.5	(3.6)	2.8	4.7
Amortization of actuarial (gain) loss included in net periodic cost, net of tax of $(0.1), $(0.1) and $1.6	(0.3)	(0.2)	4.7
Other comprehensive income, net of tax	(3.8)	2.6	9.3
Comprehensive income	$192.5	$110.3	$55.3

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(In millions)	2024	2023	2022
Operating activities
Net income	$196.3	$107.7	$46.0
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	99.8	98.6	103.3
Equity-based compensation expense	5.6	9.9	12.7
Deferred taxes	39.0	(14.9)	(7.9)
Defined benefit pension and other postretirement employee benefits	(4.2)	(2.0)	3.0
Gain on business divestiture	(307.2)	—	—
Amortization of deferred debt costs and debt retirement	11.8	4.4	2.0
Loss on sale or impairment associated with assets	1.9	2.1	6.1
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in accounts receivable	(87.2)	(1.3)	(16.9)
(Increase) decrease in inventories	12.4	4.0	(46.3)
(Increase) decrease in other current assets	(2.5)	0.8	(2.4)
Increase (decrease) in accounts payable and accrued liabilities	98.9	(21.3)	49.2
Other, net	(3.0)	2.6	1.5
Net cash flows provided by operating activities	61.4	190.7	150.2
Investing activities
Additions to property, plant and equipment [1]	(116.6)	(73.7)	(33.5)
Acquisition of business	(708.2)	—	—
Proceeds from business divestiture	992.5	—	—
Net cash flows provided by (used in) investing activities	167.7	(73.7)	(33.5)
Financing activities
Borrowings on long-term debt	753.4	222.0	—
Repayments of long-term debt	(931.1)	(325.6)	(80.9)
Taxes paid related to net share settlement of equity awards	(4.1)	(4.7)	(2.5)
Repurchases of common stock	(10.0)	(17.9)	(5.0)
Payments for debt issuance costs	(5.6)	(3.1)	(0.9)
Other, net	5.9	—	0.8
Net cash flows used in financing activities	(191.4)	(129.4)	(88.6)
Increase (decrease) in cash and cash equivalents	37.7	(12.4)	28.2
Cash and cash equivalents at beginning of period	42.0	54.4	26.2
Cash and cash equivalents at end of period	$79.6	$42.0	$54.4

Supplemental disclosures of cash flow information

Cash paid for interest, net of amounts capitalized	$52.4	$37.8	$33.0
Cash paid for income taxes, net of refunds received	$19.0	$16.6	$43.0

1 Capital expenditures of $25.8 million, $13.0 million and $15.7 million that have not been paid as of December 31, 2024, 2023 and 2022 were excluded from the Statement of Cash Flows.

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2021	16,692	$—	$23.6	$—	$—	$530.7	$(42.6)	$511.7
Net income	—	—	—	—	—	46.0	—	46.0
Stock-based compensation expense	—	—	11.7	—	—	—	—	11.7
Issuance of shares under stock plans, net	220	—	(1.8)	—	—	—	—	(1.8)
Pension and other postretirement employee benefits, net of tax of $3.1	—	—	—	—	—	—	9.3	9.3
Repurchases of common stock	(150)	—	(5.0)	—	—	—	—	(5.0)
Balance at December 31, 2022	16,762	—	28.5	—	—	576.8	(33.3)	572.1
Net income	—	—	—	—	—	107.7	—	107.7
Stock-based compensation expense	—	—	9.0	—	—	—	—	9.0
Issuance of shares under stock plans, net	266	—	(4.7)	—	—	—	—	(4.7)
Pension and other postretirement employee benefits, net of tax of $0.9	—	—	—	—	—	—	2.6	2.6
Repurchases of common stock	(543)	—	(17.9)	—	—	—	—	(17.9)
Balance at December 31, 2023	16,485	—	14.9	—	—	684.5	(30.7)	668.8
Net income	—	—	—	—	—	196.3	—	196.3
Stock-based compensation expense	—	—	6.0	—	—	—	—	6.0
Issuance of shares under stock plans, net	247	—	(2.7)	—	—	—	—	(2.7)
Pension and other postretirement employee benefits, net of tax benefit of $1.3	—	—	—	—	—	—	(3.8)	(3.8)
Repurchases of common stock	(164)	—	(6.7)	(123)	(3.3)	—	—	(10.0)
Balance at December 31, 2024	16,568	$—	$11.5	(123)	$(3.3)	$880.8	$(34.5)	$854.6

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Notes to Consolidated Financial Statements

NOTE 1 Summary of Significant Accounting Policies
NATURE OF OPERATIONS AND BASIS OF PRESENTATION
We are a premier manufacturer and supplier of bleached paperboard focused on servicing independent converters in North America. We also offer services that include customer sheeting, slitting, and cutting. Prior to the completion of the sale of our tissue business, we manufactured and sold consumer and parent roll tissues to major retailers, including grocery, club and discount stores.
On May 1, 2024, we completed the acquisition of a paperboard manufacturing facility and associated business in Augusta, Georgia. See Note 3, "Business Acquisition," for more information about the acquisition.
On November 1, 2024, we completed the sale of our tissue business. This represents a strategic shift in our operations and financial results requiring discontinued operations accounting treatment associated with this division. For all periods presented, the operating results associated with our tissue business have been reclassified to discontinued operations and have been shown as income (loss) from discontinued operations on our Consolidated Statements of Operations. The assets and liabilities associated with this business have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheets. Additionally, certain reclassifications have been made to our continuing business to reflect certain intercompany transactions between our tissue business and our remaining entity such as treatment of intercompany sales and cost inputs. For the years ended December 31, 2023 and 2022, the impact of this reclassification was an increase to net sales of $76.7 million and $65.1 million and an increase to cost of sales of $77.5 million and $65.7 million. See Note 4, "Discontinued Operations," for more information on the divestiture.
Unless the context otherwise requires or unless otherwise indicated, references in this report to “Clearwater Paper Corporation,” “we,” “our,” “the Company” and “us” refer to Clearwater Paper Corporation and its subsidiaries. All dollar amounts are shown in millions, except share and per share amounts.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results may differ from those estimates.
PRINCIPLES OF CONSOLIDATION
These consolidated financial statements include the financial condition and results of operations of Clearwater Paper Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances between operations within the Company have been eliminated. Certain amounts have been reclassified from prior year presentation for consistency.
BUSINESS COMBINATIONS
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
We account for business combinations using the acquisition method of accounting which requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the estimated net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative estimated fair value basis. Transaction costs are expensed in a business combination and transaction costs directly attributable to the acquisition are considered a component of the cost of the acquisition in an asset acquisition. See Note 3, "Business Acquisition," for additional information.

DISCONTINUED OPERATIONS
We present discontinued operations when there is a plan to dispose of a component of an entity or a group of components of an entity if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria, the major assets and liabilities are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinuing operations, less applicable income taxes, are reported as components of net income (loss) separate from the net income (loss) from continuing operations. Additionally, we have elected to allocate interest expense to discontinued operations related to debt that was not directly attributed to the division being disposed of. Interest expense was allocated based on a ratio of net assets of discontinued operations to the consolidated net assets plus consolidated debt. See Note 4, "Discontinued Operations," for further information.
CASH AND CASH EQUIVALENTS
We consider all highly liquid instruments with maturities of three months or less to be cash equivalents.
ACCOUNTS RECEIVABLE
Receivables consist of:

	December 31,
	2024	2023
Trade accounts receivable	$167.5	$85.2
Allowance for current expected credit losses	(1.6)	(1.2)
Unbilled receivables	5.3	4.1
Taxes receivable	2.6	4.8
Other	15.0	3.1
	$188.7	$96.1
INVENTORIES
Our inventories are stated at the lower of net realizable value or current cost using the average cost method.

	December 31,
	2024	2023
Logs, chips and sawdust	$25.1	$22.1
Pulp	6.9	4.7
Paperboard products	123.4	77.4
Materials and supplies	102.5	57.0
	$258.0	$161.2
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

	December 31,
	2024	2023
Land and land improvements	$65.8	$45.1
Buildings and improvements	232.4	179.4
Machinery and equipment	1,942.6	1,341.1
Construction in progress	87.6	43.0
Property, plant and equipment	2,328.4	1,608.6
Less accumulated depreciation and amortization	(1,305.4)	(1,247.9)
Property, plant and equipment, net	$1,023.1	$360.7

At December 31, 2024 and 2023, included within property, plant and equipment, net were finance leases of $8.6 million and $0.0 million and associated accumulated depreciation amounts of $0.3 million and $0.0 million.
Depreciation expense is included in our financials as follows:

	For The Years Ended December 31,
	2024	2023	2022
Continuing operations	$67.7	$38.6	$38.5
Discontinued operations	30.0	57.9	62.6
Amortization of intangibles	2.1	2.1	2.1
	$99.8	$98.6	$103.3
PLANNED MAINTENANCE
We recognize the cost of repair and maintenance activities in the period in which the activity is performed or goods are consumed under the direct expense method. We perform planned maintenance activities at our facilities periodically and associated expenses are included in cost of sales.
LEASES
Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date of a lease based on the present value of lease payments over the lease term. Our leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments: however, because they are not based on an index or rate, they are not included in the ROU assets and lease liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of our leases, we apply a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use our unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, we have applied the practical expedient to account for the lease and non-lease components as a single lease component for all of our leases. See Note 6, "Leases" for further information.
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,
	2024	2023
Trade payables	$164.6	$89.1
Accrued compensation	38.2	32.8
Operating lease liabilities	11.1	8.5
Taxes payable	50.8	1.2
Other	55.0	63.8
	$319.7	$195.5
Included in accounts payable and other accrued liabilities is $25.8 million and $13.0 million related to capital expenditures that had not yet been paid as of December 31, 2024 and 2023.
We maintain a program with a financial institution to provide our vendors with an option to receive payments earlier than our standard payment terms. Vendors receive payments directly from the financial institution. We are obligated to repay the financial institution in the next billing cycle which is generally 35 to 60 days later than payment to the supplier. Amounts under this program were included in "Other" in the table above and payments made under this program are reflected as cash outflows for operating activities in the Consolidated Statements of Cash Flows.
The roll forward of our outstanding obligations confirmed as valid under the program were as follows:

	December 31,
	2024	2023
Supplier finance program obligations balance, beginning of the year	$14.7	$14.5
Invoice amounts added during the year	84.1	74.7
Invoice amounts paid during the year	(86.1)	(74.6)
Supplier finance program obligations balance, end of year	$12.7	$14.7
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
See Note 12, "Retirement Plans and Postretirement Benefits," for further information.
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
See Note 8, "Income Taxes," for further information.
REVENUE RECOGNITION
We enter into contracts that can include various combinations of paperboard products, which are generally distinct and accounted for as separate performance obligations.
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
We provide for trade promotions, customer cash discounts and other deductions, which are considered variable consideration and recorded as a reduction to net sales. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Revenue, net of returns and credits, is only recognized to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Judgment associated with forecasted volumes is required to determine the most probable amount of variable consideration to apply as a reduction to net sales. Revenue is recognized net of any taxes collected from customers.
For more information on the disaggregation of revenue by primary geographical market and major product line, see Note 18, "Segment Disclosure."

OTHER OPERATING CHARGES, NET
We classify significant amounts unrelated to ongoing core operating activities as “Other operating charges, net” in the Consolidated Statements of Operations. Such items include, but are not limited to, amounts related to facility closures and related gain (loss) on sale and impairment, restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, gains or losses from settlements with governmental or other organizations, acquisition, integration and divestiture related costs and cash settled equity-based compensation to our directors. Due to the nature of these items, amounts in the statement of operations can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment.
See Note 10, "Other Operating Charges, net" for a discussion of specific amounts in 2024, 2023 and 2022.
ACCOUNTS RECEIVABLE ARRANGEMENT
Prior to the sale of our tissue business, we maintained an uncommitted supply-chain financing program with a global financial institution. Under this program, a specific customer's trade accounts receivable may be acquired, without recourse, by the institution at a discounted rate.
For the years ended December 31, 2024 and 2023, we sold $261.6 million and $257.5 million of receivables. The proceeds from these sales of receivables are included within operating activities in our Consolidated Statements of Cash Flows. For the years ended December 31, 2024, 2023, and 2022 factoring expense on the sale of receivables was $3.4 million, $3.7 million, and $1.8 million and was included Selling, general and administrative expense within our Income (loss) from discontinued operations in our Consolidated Statements of Operations.
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

	December 31,
	2024	2023
Beginning balance	$2.0	$1.9
Liabilities acquired	2.9	—
Accretion expense	0.2	0.1
Payments	(0.1)	(0.1)
Ending balance	$5.0	$2.0
TREASURY STOCK
Under our 2024 stock repurchase authorization, we repurchase shares of common stock and such shares are recorded at cost as treasury stock and result in a reduction of shareholders' equity in the Consolidated Balance Sheets. We use the weighted-average cost method for determining the cost of shares reissued. The difference between the cost of the treasury shares and the reissuance value is added to or deducted from additional paid-in capital. If additional paid in capital is exhausted, amounts will be deducted directly from retained earnings upon reissuance.

NOTE 2 Recently Adopted and New Accounting Standards
RECENTLY ADOPTED
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280). This standard requires enhanced disclosures of segment expenses as well as additional information provided to the Chief Operating Decision Maker. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We adopted this new standard on January 1, 2024. See Note 18, "Segment Disclosure," for additional information. The adoption of this standard did not have a material impact on our financial statements.
NEW ACCOUNTING STANDARDS
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregated disclosure of certain types of expenses, such as inventory purchases, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this new standard will have on our consolidated financial statement disclosures.
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
The purchase price allocation as of December 31, 2024 is as follows:

	Original Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Purchase price	$708.2	$—	$708.2
Inventories, net	102.8	—	102.8
Other current assets	0.4	(0.1)	0.4
Property, plant and equipment	609.3	1.0	610.3
Other assets, net	11.8	—	11.8
Total assets acquired	724.3	0.9	725.2
Current portion of long-term debt	(0.6)	—	(0.6)
Accounts payable and accrued liabilities	(7.7)	(0.8)	(8.5)
Long-term debt	(8.9)	—	(8.9)
Other long-term obligations	(12.6)	—	(12.6)
Total liabilities assumed	(29.7)	(0.8)	(30.5)
Net assets acquired	694.5	0.1	694.7
Goodwill	13.7	(0.1)	13.6
Total estimated fair value of net assets acquired	$708.2	$—	$708.2
As reflected in the above table, we updated the purchase price allocation related to Augusta Acquisition based on third-party valuation reports we received. As a result, we updated the fair value of property, plant and equipment acquired and made other insignificant updates, with a corresponding change to goodwill.
The Consolidated Statement of Operations includes $341.3 million of Net Sales and $27.0 million of Net Loss for the twelve months ended December 31, 2024 associated with this acquisition.
The following unaudited pro forma consolidated financial information for the twelve ended December 31, 2024 combines our results and the unaudited results of the Augusta operations for the corresponding periods. The unaudited pro forma consolidated financial information assumes that the Augusta Acquisition, which closed on May 1, 2024, was completed on January 1, 2023. The pro forma consolidated financial information has been calculated after applying our accounting policies and includes adjustments to reduce previously recorded amortization expense, fair value adjustments for acquired inventory, property, plant and equipment and operating leases. The impact to depreciation expense was de minimis due to the valuation step up being offset by increased useful lives. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of our operating results that would have been achieved had the Augusta Acquisition actually taken place on January 1, 2023. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Augusta Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that we may achieve as a result of the Augusta Acquisition.

	For The Years Ended December 31,
(Unaudited)	2024	2023
Net sales	$1,572.4	$1,750.8
Net income	183.0	124.1

NOTE 4 Discontinued Operations
On November 1, 2024, we completed the sale of our tissue business to Sofidel America Corp. The purchase price was $1.06 billion in cash, subject to adjustments for working capital, indebtedness and transaction expenses. We recorded a gain on sale of $307.2 million. The gain and cash proceeds are subject to customary working capital adjustments during a specified period following the close of the sale. We have estimated the preliminary non-cash working capital adjustment of $13.1 million, which is excluded from "Proceeds from business divestiture" within Investing Activities on the Consolidated Statement of Cash Flows for the year ended December 31, 2024.
Below is a reconciliation of line items constituting pre-tax income from discontinued operations to the after-tax income from discontinued operations as reported on our Consolidated Statement of Operations:

	For The Years Ended December 31,
	2024	2023	2022
Net sales	$870.3	$1,023.4	$950.2
Cost of sales	733.0	892.6	906.0
Selling, general and administrative expenses	26.2	29.4	23.0
Other operating charges, net	14.4	2.4	6.6
Income from discontinued operations	96.7	99.1	14.6
Non-operating expense	(23.4)	(20.5)	(23.4)
Income (loss) from discontinued operations before income taxes	73.3	78.6	(8.8)
The major components of “Other operating charges, net” included in discontinued operations for the years ended December 31, 2024, 2023 and 2022 are reflected in the table below. These items are considered outside of our core discontinued operations.

	For The Years Ended December 31,
	2024	2023	2022
Divestiture related costs	$12.7	$—	$—
Costs associated with mill closure	—	—	0.3
Loss on sale or impairment associated with assets	0.4	2.4	4.7
Business improvement and other expenses	1.3	—	1.6
	$14.4	$2.4	$6.6
The carrying amounts of major components of assets and liabilities included as part of discontinued operations are as follows:

December 31, 2023
Assets of discontinued operations:
Receivables, net of allowance for current expected credit losses	$88.4
Inventories, net	158.6
Other current assets	0.5
Property, plant and equipment, net	629.4
Other assets, net	28.5
Total assets of discontinued operations	905.4
Liabilities of discontinued operations:
Current portion of long-term debt	0.8
Accounts payable and accrued liabilities	89.6
Long-term debt	22.4
Liability for pension and other postretirement employee benefits	1.2
Deferred tax liabilities and other long-term obligations	114.5
Total liabilities of discontinued operations	228.6
Net assets of discontinued operations	$676.8
Operating and investing cash flows of the discontinued operation are presented in the following table:

	Twelve Months Ended December 31,
	2024	2023	2022
Net cash provided by operating activities of discontinued operations	$143.7	$121.3	$68.9
Net cash used in investing activities of discontinued operations	(11.4)	(18.8)	(8.0)
In connection with the divestiture, we entered into a Lease Agreement to lease the portion of the land and building on which our tissue business operated at the Lewiston, Idaho facility. The lease term shall be five years with certain renewal rights for a maximum of ten years. The lease was determined to be at below market rates and correspondingly a portion of the gain was deferred and will be amortized over the expected lease period (see Note 6). Additionally, we entered into a Services and Use Agreement which we will provide certain services in connection with the ongoing operations at the buyer's manufacturing facilities located in Lewiston, Idaho. We are operating under a Transition Services Agreement with the buyer to provide certain back office services (accounting and IT support) until October 31, 2025. Included in the Consolidated Balance Sheet at December 31, 2024 are $2.7 million in accounts receivable.
NOTE 5 Fair Value Measurements
Fair value measurements and disclosure requirements establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models.
Carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments. See discussion on fair market values for long-term debt included within Note 9, "Debt."
We review the carrying amounts of goodwill and long-lived assets to be held and used for impairment wherever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying amount is not recoverable and exceeds estimated fair value. See Note 7, "Goodwill and Intangible Assets" for discussion of fair market values for goodwill.
NOTE 6 Leases
We have operating leases for manufacturing, office, equipment and vehicles. Our leases have remaining lease terms from less than one to eleven years, and some of our leases include one or more options to renew.
COMPONENTS OF LEASE EXPENSE

	For The Years Ended December 31,
	2024	2023	2022
Operating lease costs	$12.9	$9.4	$8.3
Finance lease costs:
Amortization of ROU assets	0.3	—	—
Interest on lease liabilities	0.5	—	—
Total finance lease costs	0.8	0.0	0.0
Variable lease costs	0.5	0.3	0.3
Total lease costs	$14.2	$9.7	$8.6

SUPPLEMENTAL BALANCE SHEET INFORMATION

		December 31,
	Balance Sheet Caption	2024	2023
Lease ROU assets
Operating lease assets	Other assets, net	$39.1	$31.7
Finance lease assets, net	Property, plant and equipment, net	$8.3	$—

Lease Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$11.1	$8.5
Current finance lease liabilities	Current portion of long-term debt	$0.6	$—

Non-current operating lease liabilities	Deferred tax liabilities and other long-term obligations	$28.3	$24.2
Non-current finance lease liabilities	Long-term debt	$8.4	$—

Total operating lease liabilities		$39.4	$32.7
Total finance lease liabilities		$9.1	$—

LEASE TERM AND DISCOUNT RATE

	December 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	4.3	4.1
Finance leases	12.3	0.0
Weighted average discount rate
Operating leases	6.5%	6.1%
Finance leases	7.4%	—%

SUPPLEMENTAL CASH FLOW INFORMATION

The table below includes lease information for both continuing and discontinued operations.

	For The Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20.7	$19.6	$19.7
Operating cash flows from finance leases	1.6	2.0	2.1
Financing cash flows from finance leases	1.1	0.9	1.1
Non-cash amounts for lease liabilities arising from obtaining ROU assets:
Operating leases	$3.5	$32.7	$6.4
Finance leases	—	—	4.2
Operating leases assumed on business acquisition	14.5	—	—
Finance leases assumed on business acquisition	8.6	—	—

MATURITY OF LEASE LIABILITIES
As of December 31, 2024, our future maturities of lease liabilities were as follows:

	Operating	Finance
2025	$13.2	$1.3
2026	11.6	1.3
2027	9.1	1.3
2028	4.5	1.2
2029	2.5	1.2
Thereafter	4.5	7.7
Total lease payments	45.4	13.9
Less imputed interest	(6.0)	(4.8)
Present value of lease liabilities	$39.4	$9.1
As discussed in Note 4, "Discontinued Operations," we entered into a Lease Agreement associated with the sale of our tissue operations. This lease is included in "Accounts payable and accrued liabilities" and "Deferred tax liabilities and other long-term obligations" on our Consolidated Balance Sheets. The maturity analysis of lease income associated with the agreement as of December 31, 2024 is as follows:

Total
2025	$4.8
2026	4.4
2027	4.0
2028	3.6
2029	3.3
Thereafter	12.1
Total	$32.1

NOTE 7 Goodwill and Intangible Assets
Changes in the carrying amounts of goodwill and intangible assets were as follows:

	Goodwill	Intangibles - Customer Relationship	Total
Balance as of December 31, 2022	$35.1	$8.6	$43.6
Amortization	—	(2.1)	(2.1)
Balance as of December 31, 2023	35.1	6.4	41.5
Recognized goodwill [1]	13.6	—	13.6
Amortization	—	(2.1)	(2.1)
Balance as of December 31, 2024	$48.6	$4.3	$52.9
1 Goodwill recognized from the Augusta acquisition. See Note 3, "Business Acquisition," for additional information.
The intangible assets associated with customer relationships are amortized over their useful lives of 10 years.
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
The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2024 was $34.9 million and $30.6 million. The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2023 was $34.9 million and $28.4 million.

As of December 31, 2024, estimated future amortization expense related to intangible assets is as follows:

Amount
2025	$2.1
2026	2.1
2027	—
2028	—
2029	—
Total	$4.3
NOTE 8 Income Taxes
INCOME TAX PROVISION (BENEFIT)
The components of income tax provision (benefit) from continuing operations is comprised of the following:

	For The Years Ended December 31,
	2024	2023	2022
Current
Federal	$(73.9)	$17.4	$19.8
State	(1.1)	3.0	1.9
Total current	(75.0)	20.5	21.7
Deferred
Federal	50.9	(3.7)	3.2
State	(3.0)	0.1	4.3
Total deferred	47.9	(3.6)	7.5
Income tax provision (benefit)	$(27.1)	$16.9	$29.2

The income tax provision (benefit) from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes due to the following:

	For The Years Ended December 31,
	2024	%	2023	%	2022	%
Tax at the statutory rate	$(21.2)	21.0%	$13.8	21.0%	$17.2	21.0%
State and local taxes, net of federal income tax impact	(4.5)	4.5%	2.6	4.0%	3.2	3.9%
Adjustment for state deferred tax rate [1]	(0.1)	0.1%	(0.2)	(0.2)%	(4.7)	(5.7)%
Federal credits [2]	(3.0)	3.0%	(1.0)	(1.6)%	7.5	9.2%
Uncertain tax positions	0.1	(0.1)%	2.2	3.3%	(0.6)	(0.7)%
Non-deductible expenses	0.7	(0.7)%	1.3	1.9%	1.6	1.9%
Change in valuation allowances[1]	0.4	(0.4)%	(0.7)	(1.1)%	4.2	5.1%
Other, net	0.6	(0.6)%	(1.0)	(1.5)%	0.6	0.8%
Income tax provision (benefit)	$(27.1)	26.8%	$16.9	25.8%	$29.2	35.5%
1 In 2022, Idaho revised their state income tax rate. Given our expected utilization, we recorded an offset to our valuation allowances for the amount of this reduction.
2 In 2022, we adjusted our tax positions under audit related to the disallowance of a previously taken federal tax credits based upon interpretation of the law.
DEFERRED TAXES
The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

	2024	2023
Deferred tax assets:
Employee benefits	$2.2	$2.1
Postretirement employee benefits	11.4	13.0
Incentive compensation	2.6	3.7
Inventories	5.2	0.9
Pensions	0.9	—
Federal and state credit carryforwards	9.6	8.6
Federal and state net operating losses	1.0	1.4
Operating leases	6.9	8.1
Capitalized research credits	10.7	4.4
Other	1.7	—
Total deferred tax assets	52.1	42.2
Valuation allowance	(8.0)	(7.6)
Deferred tax assets, net of valuation allowance	44.2	34.6
Deferred tax liabilities:
Property, plant and equipment, net	(124.6)	(59.0)
Operating leases	(6.8)	(7.9)
Pensions	—	(0.5)
Intangible assets, net	—	(1.3)
Other	(0.7)	(1.2)
Total deferred tax liabilities	(132.1)	(69.8)
Net deferred tax liabilities	$(88.0)	$(35.2)
Net deferred tax assets (liabilities) consist of:

	December 31,
	2024	2023
Non-current deferred tax assets[1]	$1.7	$0.8
Non-current deferred tax liabilities	(89.7)	(36.0)
Net deferred tax liabilities	$(88.0)	$(35.2)
1Included in "Other assets, net" on our accompanying December 31, 2024 and 2023 Consolidated Balance Sheets.
We have tax benefits associated with state jurisdictions totaling $2.6 million which expire between 2025 and 2038.

UNCERTAIN TAX POSITIONS
The following table provides a roll forward of our unrecognized tax benefits.

	For The Years Ended December 31,
	2024	2023	2022
Beginning balance	$80.9	$70.4	$5.9
Increases:
Tax position taken in current year	0.9	0.4	68.6
Tax position taken in prior years	—	10.4	(0.1)
Decreases:
Settlements during the year	—	(0.3)	(3.1)
Tax position taken in prior years	(78.4)	—	—
Lapse of statutes in current year	(1.0)	—	(0.9)
Ending balance	$2.4	$80.9	$70.4

During 2022, we ceased operations in our wholly owned subsidiary, Cellu Tissue Holdings, Inc. and recorded a $68.4 million reserve for an estimated uncertain tax position relating to a worthless stock deduction for our investment which represented a full reserve of the tax effects of that position. During 2023, an additional $10.4 million was recorded as a reserve for uncertain tax positions relating to state income tax effects of the worthless stock deduction. During the year ended December 31, 2023, we filed our U.S. 2022 tax return reflecting this position and requested a tax refund which was generated primarily due to the worthless stock deduction. Prior to December 31, 2023, we received this refund. In 2023, we requested a ruling from the IRS in connection with the worthless stock deduction and expect a determination in 2025.
Due to the sale of our tissue operations during 2024, we have determined that it is more likely than not that we will sustain the value of the worthless stock deduction either as recorded or as a capital gain. We continue discussions with the IRS on this deduction. Based upon this conclusion, we have removed the uncertain tax position and reversed any associated interest with this position.
We have operations in many states within the U.S. and are subject, at times, to tax audits in these jurisdictions. During 2023, we effectively settled federal tax years 2015 through 2019, however such years remain subject to exam until the U.S. federal exam is formally closed. With a few exceptions, we are no longer subject to state and local tax examination for years prior to 2018.

NOTE 9 Debt
Long-term debt at the balance sheet dates consisted of:

		December 31, 2024			December 31, 2023
	Interest Rate at December 31, 2024	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
PCA Credit Agreement (term revolver) maturing 2029, fixed interest rate	—%	$—	$—	$—	$150.0	$(2.8)	$147.2
2020 Notes, maturing 2028, fixed interest rate	4.75%	275.0	(1.8)	273.2	275.0	(2.4)	272.6
ABL Credit Agreement (revolving loan), maturing 2027, variable interest rate	—%	—	—	—	20.0	—	20.0
Finance leases		9.1	—	9.1	—	—	—
Total debt		284.1	(1.8)	282.2	445.0	(5.1)	439.9
Less: current portion		(0.6)	—	(0.6)	—	—	—
Net long-term portion		$283.4	$(1.8)	$281.6	$445.0	$(5.1)	$439.9
Deferred debt costs are amortized over the life of the related debt using a straight-line basis which approximates the effective interest method. Deferred debt costs associated with our Credit Agreements are recorded within "Other assets, net" on our Consolidated Balance Sheets.
The fair value of our debt as of December 31 is included in the following table:

	2024	2023
2020 Notes, maturing 2028, fixed interest rate	$258.9	$255.1
PCA Credit Agreement, maturing 2029, fixed interest rate	—	150.6
Revolving credit facility, maturing 2027, variable interest rate	—	20.0
	$258.9	$425.7
PCA CREDIT AGREEMENT
On May 1, 2024, we entered into the PCA Credit Agreement with the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent. The PCA Credit Agreement amended and restated our prior credit agreement dated as of October 27, 2023 with the lenders party thereto and AgWest Farm Credit, PCA as administrative agent. The PCA Credit Agreement consists of a term revolver commitment of $270 million and initially, also included two term loans in the original outstanding aggregate principal amount of $490 million. During 2024, drawn balances on these two term loans were fully repaid. We may increase term revolver commitments under the PCA Credit Agreement in an aggregate amount of up to $60 million, subject to obtaining commitments from any participating lenders and certain other conditions. The term revolver commitment under the PCA Credit Agreement is subject to an annual reduction of 2% of the commitments then in effect. The PCA Credit Agreement matures on May 1, 2029, subject to a springing maturity beginning on the date that is 91 days prior to the maturity of the Company’s 2020 Notes if the outstanding principal amount of the 2020 Notes plus $50 million is at any time during such 91 day period greater than the sum of our available borrowing liquidity and unrestricted cash.
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
The PCA Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. At December 31, 2024, we were in compliance with the PCA Credit Agreement. Our ability to utilize our PCA Credit Agreement could be limited in the future by the bond indenture governing our 2020 Notes, which has limitations on the incurrence of liens.
ABL CREDIT AGREEMENT
Our ABL Credit Agreement matures on November 7, 2027. After giving effect to an amendment on May 1, 2024 with JPMorgan Chase Bank, N.A., as administrative agent and several lenders, the revolving loan commitment under the ABL Credit Agreement was increased from $275 million to $375 million, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. Based upon our Consolidated Balance Sheets as of December 31, 2024, our eligible receivables and inventory supported up to $221.3 million availability under the line, of which $3.7 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits.
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
The ABL Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries' ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. The agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than or equal to the greater of (i) 10% of the Line Cap and (ii) $25 million. As of December 31, 2024, our fixed charge coverage ratio was approximately 2.0x. Our ability to utilize our ABL Credit Agreement could be limited in the future by our bond indenture governing our 2020 Notes which has limitations on the incurrence of liens.
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
The 2020 Notes indenture contains covenants that, among other things, limit our ability and the ability of any of our subsidiaries to (i) enter into sale leaseback transactions, (ii) incur liens and (iii) consolidate, merge or sell all or substantially all of our assets. In addition, the 2020 Notes indenture requires, among other things, we provide certain reports to holders of the 2020 Notes. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the 2020 Notes indenture..

We may redeem all or a portion of the 2020 Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2020 Notes upon the sale of certain assets and upon a change in control.
SCHEDULED PAYMENTS
As of December 31, 2024, our future maturities of long term debt over the next five years are $275 million due 2028.
NOTE 10 Other Operating Charges, net
The major components of “Other operating charges, net” in the Consolidated Statements of Operations are:

	Years Ended December 31,
	2024	2023	2022
Acquisition related costs	$14.1	$1.9	$—
Integration costs	8.0	—	—
Loss on sale or impairment associated with assets	1.5	0.1	1.5
Directors' equity-based compensation expense	(0.4)	0.9	0.9
Other	0.8	0.3	0.7
	$24.0	$3.2	$3.2
2024
During 2024, we recorded $24.0 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $14.1 million associated with acquisition activities (primarily legal and professional services);
•expense of $8.0 million associated with integration activities (primarily professional services);
•loss of $1.5 million associated with the impairment of equipment and related spare parts no longer being used; and
•reversal of expense of $0.4 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
2023
During 2023, we recorded $3.2 million expense in "Other operating charges, net." The components of the expense include:
•expense of $1.9 million related to acquisition activities and other expenses including consulting and legal fees associated with our efforts to achieve long-term performance improvements;
•loss of $0.1 million associated with the impairment of fixed assets; and
•expense of $0.9 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
2022
During 2022, we recorded $3.2 million of expense in "Other operating charges, net." The components of the expense include:
•loss of $1.5 million associated with the impairment of fixed assets; and
•expense of $0.9 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.

NOTE 11 Non-Operating Expense
The major components of “Non-operating expense” in the Consolidated Statements of Operations are:

	Years Ended December 31,
	2024	2023	2022
Interest expense	$(32.0)	$(11.8)	$(11.7)
Capitalized interest	1.6	0.3	0.1
Amortization of debt issuance costs and accretion of debt discount	(1.7)	(0.5)	(0.6)
Interest income	2.9	2.4	1.0
Interest expense, net	(29.2)	(9.5)	(11.2)

Debt retirement costs	(9.1)	(3.1)	(0.5)
Non-operating pension and other postretirement employee benefits income (expense)	1.8	0.1	(5.7)
Total non-operating expense	$(36.6)	$(12.5)	$(17.4)
During 2024, we repaid the outstanding term loans under the PCA Credit Agreement with proceeds from the sale of our tissue business. As a result of this repayment, we recognized a loss on debt extinguishment of $9.1 million, consisting of unamortized deferred debt costs. During 2023, we redeemed our 2014 Notes in full. This redemption resulted in a loss on early debt extinguishment of $3.1 million consisting of $0.4 million related to the write off of unamortized deferred debt costs along with the premium on debt redemption of $2.7 million.
NOTE 12 Retirement Plans and Postretirement Benefits
Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans including company-sponsored and multiemployer plans, and other postretirement employee benefit (OPEB) plans.
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. As of December 31, 2024 our contributions may be up to 7.7% for U.S. salaried and non-union hourly employees, consisting of a match of up to 4.2% of allowable contributions and an automatic employer contribution of 3.5%. Contributions associated with our union employees are based upon negotiated agreements. In 2024, 2023 and 2022, we recorded expense of $18.9 million, $16.7 million, and $15.7 million related to employer contributions to the 401(k) plans, included in these amounts are $7.6 million, $8.2 million and $7.9 million related to discontinued operations.
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
We also maintain a Salaried Supplemental Benefit Plan, an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to certain executives. Benefits in the Salaried Supplemental Benefit Plan are generally provided to restore benefits or company contributions that are reduced under the company sponsored qualified plans due to the limits of Section 401(a)(17) or 415 of the Code. The plan is composed of a defined benefit portion and a defined contribution portion. The defined benefit portion of the plan was frozen on December 31, 2011 (the date on which all benefit accruals under the Salaried Retirement Plan were frozen) and as of December 31, 2024, we had one active employee under this portion. We paid benefits of $0.5 million associated with the defined benefit portion of the plan in 2024. The defined contribution portion of this liability totaled $2.6 million and $2.3 million at December 31, 2024 and 2023. The current and long-term portions of the liability are included in “Accounts payable and accrued liabilities” and “Deferred tax liabilities and other long-term obligations” on our Consolidated Balance Sheets. The defined benefit portion is included in the pension benefit plans tables below.

Pension and Other Postretirement Employee Benefit Plans
The following table shows the changes in the benefit obligation, plan assets and funded status for 2024 and 2023 for both the pension benefit plans and the other postretirement employee benefit plans.

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
	2024	2023	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$228.3	$234.7	$51.3	$50.9
Service cost	2.5	3.5	0.2	0.2
Interest cost	11.9	12.5	2.5	2.8
Plan changes	—	—	0.2	—
Actuarial (gains) losses	(4.2)	0.1	(4.1)	2.2
Benefits paid	(21.3)	(22.4)	(4.1)	(4.9)
Benefit obligation at end of year	217.2	228.3	45.9	51.3
Changes in plan assets:
Fair value of plan assets at beginning of year	231.1	231.7	—	—
Actual return on plan assets	3.5	21.2	—	—
Employer contributions	1.1	0.5	4.1	4.9
Benefits paid	(21.3)	(22.4)	(4.1)	(4.9)
Fair value of plan assets at end of year	214.4	231.1	—	—
Funded status at end of year	$(2.8)	$2.8	$(45.9)	$(51.2)
Amounts recognized in Consolidated Balance Sheets:
Non-current assets	$8.7	$11.1	$—	$—
Current liabilities	(0.5)	(0.5)	(4.4)	(4.6)
Non-current liabilities	(11.0)	(7.9)	(41.5)	(46.6)
Net amount recognized	$(2.8)	$2.8	$(45.9)	$(51.2)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net actuarial loss (gain)	$64.2	$56.4	$(11.6)	$(8.9)

The benefit obligation for our pension benefits is the projected benefit obligation based upon credited service as of the measurement date.
The pension funded status at December 31, 2024 was unfavorably affected by an increase of plan liabilities, partially offset by an increase in the discount rate and plan asset returns. The OPEB benefit obligation decreased as of December 31, 2024 due to an increase in the discount rate, increase in claim costs assumptions, and the continued payment of benefits, partially offset by demographic changes.
Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

	2024	2023
Projected benefit obligation	$123.1	$129.1
Accumulated benefit obligation	123.1	129.1
Fair value of plan assets	111.6	120.7

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

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2024	2023	2022	2024	2023	2022
Service cost	$2.5	$3.5	$2.2	$0.2	$0.2	$0.3
Interest cost	11.9	12.5	8.9	2.5	2.8	2.1
Expected return on plan assets	(15.7)	(15.2)	(11.3)	—	—	—
Amortization of actuarial loss (gain)	0.1	0.1	6.2	(0.5)	(0.4)	—
Net periodic cost (income) before curtailments	(1.2)	0.8	5.9	2.2	2.6	2.4
Curtailments	—	—	—	(1.9)	—	—
Net periodic cost (income)	$(1.2)	$0.8	$5.9	$0.3	$2.6	$2.4

The components of net periodic pension expense other than the Service cost component are included in "Other non-operating expense" in the Consolidated Statements of Operations. During 2024, 2023, and 2022, $2.2 million, $3.1 million and $2.2 million of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.6 million, $0.6 million and $0.4 million were charged to "Selling, general and administrative expenses," in the accompanying Consolidated Statements of Operations.
Assumptions:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2024	2023	2022	2024	2023	2022
Actuarial assumption used to determine benefit obligation:
Discount rate	5.7%	5.5%	5.6%	5.7%	5.3%	5.6%
Actuarial assumption used to determine net periodic pension costs:
Discount rate	5.5%	5.6%	3.0%	5.3%	5.6%	2.9%
Expected return on plan assets	6.1%	5.8%	4.0%	—%	—%	—%
The discount rate used in the determination of pension benefit and OPEB obligations and pension expense was determined based on a review of long-term, high-grade bonds.
The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices and forward-looking expectations of returns. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return.
The assumed health care cost trend rate used to calculate 2024 OPEB cost was 7.1% in 2024, grading to 3.7% by 2074, for participants whose benefits are not provided through HRAs, and 4.5% in 2024 through 2031, then grading to 3.7% after 2031 for participants whose benefits are provided through HRAs. The health care cost trend rate used to calculate December 31, 2024 OPEB obligations was 6.3% in 2024, grading to 3.7% by 2074, for participants whose benefits are not provided through HRAs, and 4.50% in 2024, grading to 3.7% after 2031, for participants whose benefits are provided through HRAs.

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
Plan Assets
There have been no changes in the methodologies used during 2024 and 2023. Investments in common and collective trust funds are generally valued based on their respective net asset value (or its equivalent), as a practical expedient to estimate fair value due to the absence of a readily determinable fair value.
The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2024
	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$1.7	$—	$1.7
Collective investment funds	—	212.7	212.7
Total investments at fair value	$1.7	$212.7	$214.4

	December 31, 2023
	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$1.9	$—	$1.9
Collective investment funds	—	229.2	229.2
Total investments at fair value	$1.9	$229.2	$231.1

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
The investment guidelines also require that the individual investment managers be expected to achieve a reasonable rate of return over a market cycle. Emphasis is placed on long-term performance versus short-term market aberrations. Factors considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., Russell 3000 Index, MSCI World ex-U.S. Index, Barclays Capital Long Credit Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.
As of December 31, 2024, eight investment options held substantially all of the pension funds. Plan assets were diversified among the various asset classes within the allocation ranges approved by the Benefits Committee.
In 2024, we contributed $0.7 million to our qualified pension plans, we currently do not anticipate making any cash contributions to those pans in 2025. We do not anticipate funding our OPEB plans in 2025 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments are as follows for the years indicated:

	Pension Benefit Plans	Other Postretirement Employee Benefit Plans
2025	$19.9	$4.4
2026	19.6	4.2
2027	19.4	4.1
2028	19.0	4.0
2029	18.6	3.9
2030-2034	86.7	17.6
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
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The number of employers participating in PIUMPF fell from 135 during 2012 to 42 during 2023. We are the largest contributing employer participating in PIUMPF in 2024.
•Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan, except when that plan is in "critical" or "critical and declining" status. In certain circumstances, an employer can also be assessed a statutory withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on information available to us as of December 31, 2024, as well as information provided by PIUMPF and IAM NPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF and IAM NPF in 2024 would have been in excess of $75 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF and IAM NPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.
Our participation in these plans for the annual period ended December 31, 2024, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2024 and 2023 is for a plan’s year-end as of December 31, 2024 and 2023. The zone status is set under the provisions of the Multiemployer Pension Plan Reform Act of 2014 and is based on information we received from the plans and is certified by each plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Funding Improvement Plan, or FIP, or a Rehabilitation Plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2024, the contribution rate for the IAM NPF plan was $4.00 per hour. In accordance with that plan's Rehabilitation Plan, we began making an additional contribution in June 2019. This additional contribution started at 2.5% and will increase 2.5% each year while the Rehabilitation Plan is in effect. Starting November 2024 our additional contribution increased to 18.0% of our contractual contribution rate. This additional contribution is scheduled to continue and compound each year while the rehabilitation plan remains in effect. In 2024, the contribution rate for PIUMPF was $2.79 per hour. Contribution rates for IAM NPF and PIUMPF were increased as part of their respective RPs in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. We were listed in PIUMPF’s Form 5500 report as providing more than five percent of the total contributions for the years 2023 and 2022. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2024 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in millions)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2024	2023		2024	2023	2022
IAM NPF	51-6031295	002	Red	Red	Implemented	$0.2	$0.2	$0.3	No	5/31/2026
PIUMPF	11-6166763	001	Red	Red	Implemented	5.7	5.6	5.5	No	8/31/2025
					Total Contributions:	$5.8	$5.8	$5.7
Other Benefit Plans
We maintain the Clearwater Paper Corporation Management Deferred Compensation Plan. Pursuant to this plan, certain management employees are eligible to defer up to 50% of their regular salary and up to 10% of their annual incentives. Each plan participant is fully vested in these contributions. The liability under this plan totaled $6.0 million and $5.7 million at December 31, 2024 and 2023. The current and long-term portions of the liability are included in “Accounts payable and accrued liabilities” and “Deferred tax liabilities and other long-term obligations” on our Consolidated Balance Sheets.

NOTE 13 Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

	Pension Plan Adjustments	Other Postretirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2022	$(46.5)	$13.3	$(33.3)
Other comprehensive income (loss) before reclassifications	4.5	(1.7)	2.8
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.3)	(0.2)
Other comprehensive income (loss), net of tax	4.6	(2.0)	2.6
Balance at December 31, 2023	(42.0)	11.3	(30.7)
Other comprehensive income (loss) before reclassifications	(6.0)	2.4	(3.6)
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.4)	(0.3)
Other comprehensive income (loss), net of tax	(5.9)	2.1	(3.8)
Balance at December 31, 2024	$(47.8)	$13.4	$(34.5)
NOTE 14 Earnings Per Share
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	December 31,
(In thousands - except per share data)	2024	2023	2022
Basic average common shares outstanding	16,781	16,863	16,985
Incremental shares due to:
Stock-based awards	—	148	196
Performance Shares	—	80	—
Diluted average common shares outstanding	16,781	17,091	17,181

Anti-dilutive shares excluded from the calculation were 0.3 million, for each of the years ended December 31, 2024, 2023 and 2022.

NOTE 15 Stockholders' Equity
PREFERRED STOCK
We are authorized to issue up to 5,000,000 shares of preferred stock at $0.0001 par value. At December 31, 2024, no shares of preferred stock have been issued.
COMMON STOCK PLANS
We have stock-based compensation plans under which stock options and restricted units are granted. At December 31, 2024, approximately 0.6 million shares were available for future issuance under our stock incentive plan.

	For The Years Ended December 31,
	2024	2023	2022
Total stock-based compensation expense	$5.6	$9.9	$12.7
Income tax benefit related to stock-based compensation	0.9	1.3	3.3
Impact on cash flow due to taxes paid related to net share settlement of equity awards	4.1	4.7	2.5
Intrinsic value of options exercised, equity-based liabilities paid, and the fair value of restricted stock units vested	12.9	14.7	9.5
We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. Forfeitures are recognized as they occur. During 2024, 2023, and 2022, $0.3 million of stock-based compensation expense was charged to "Cost of sales," $4.9 million, $8.0 million and $9.5 million was charged to "Selling, general and administrative expenses," $0.9 million, $0.7 million and $1.9 million charged to Discontinued Operations, and $0.4 million of income, $0.9 million of expense, and $0.9 million of expense was charged to "Other operating charges, net" in the accompanying Consolidated Statements of Operations.
Restricted Stock Units (Time and Performance Vesting)
We grant restricted awards to certain employees. The awards can either be time vested or vested based upon the attainment of certain performance metrics over a certain time period. Performance conditions generally are tied to attainment of certain financial targets such as return on invested capital, free cash flow or other similar measures. Awards granted under our stock incentive plan generally have a performance or vesting period of three years from the grant date. These awards are eligible to receive dividend equivalent shares. The market value of these grants approximates the fair value. The performance-based restricted stock units were valued using a Monte Carlo simulation. For awards based upon the achievement of performance goals, the award could range from 0% to 200%. A summary of the status of outstanding restricted stock units as of December 31, 2024, and changes during the year, is presented below:

	Time Vested		Performance-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2023	402,407	$32.97	225,104	$36.54
Granted	221,319	38.18	163,310	40.17
Vested	(206,810)	30.94	(107,558)	39.84
Forfeited	(108,761)	36.73	—	—
Restricted stock units outstanding at December 31, 2024	308,155	$36.75	280,856	$37.33

The weighted average grant date fair value for restricted stock units (time-vested) granted during the years ended December 31, 2024, 2023 and 2022 was $38.18, $37.66 and $29.52. The weighted average grant date fair value for restricted stock units (performance-based) granted during the years ended December 31, 2024, 2023 and 2022 was $40.17, $40.47 and $30.55.
As of December 31, 2024, there was $7.1 million of total unrecognized compensation cost related to outstanding restricted stock unit awards. Restricted stock unit cost is expected to be recognized over a weighted average period of 1.9 years for time vested awards and 0 years for performance-based awards.

Stock Repurchases and Treasury Stock
Our Board of Directors approved a new stock repurchase program on October 31, 2024 authorizing the repurchase of up to $100 million of our common stock. As of December 31, 2024, we had up to $96.7 million of authorization remaining. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b-5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. The authorization has no expiration date.
Stock Options
Prior to January 1, 2019, we granted options to certain employees. The options were granted at market price at the date of grant and the fair value of the options was estimated using the Black-Scholes option-pricing model (dividend yield ignored). As of December 31, 2024 all outstanding options are fully vested with a contractual term of ten years after the date of grant. A summary of the status of outstanding stock option awards as of December 31, 2024, and changes during the year, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2023	285,682	$50.53	2.3	$—
Exercised	(34,430)	38.24	—	—
Expired	(62,638)	63.40	—	—
Outstanding and exercisable options at December 31, 2024	188,614	$48.49	1.7	$—
Director Awards
Our Board of Directors are eligible to receive awards of phantom common stock units. Annually our outside directors receive phantom stock units as part of their compensation which vest ratably over a one-year period and accrue dividend equivalent shares for any dividends paid to shareholders of our common stock. The vested portion of a director’s phantom share balance is converted to cash using a twenty-day average price of common stock and paid to the director after their separation from service as a director.
Due to its cash-settlement feature, we account for these awards as liabilities and recognize the equity-based compensation expense or income at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. We recorded director equity-based compensation benefit for the year ended December 31, 2024 of $0.4 million. For the years ended December 31, 2023 and 2022, we recorded expense of $0.9 million. These amounts are included in “Other operating charges, net” in the Consolidated Statements of Operations.
At December 31, 2024 and 2023, the liability amounts associated with director equity-based compensation included in "Deferred tax liabilities and other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets were $4.7 million, $0.8 million, $5.9 million and $0.2 million.
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
PURCHASE OBLIGATIONS
To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas and electricity requirements of our manufacturing facilities, which were reported through "Cost of sales" on our Consolidated Statements of Operations. As of December 31, 2024, these contracts cover approximately 44% of our expected average monthly natural gas and electricity needs at the respective manufacturing facilities through 2025. These contracts qualify for treatment as "normal purchases or normal sales" under authoritative guidance and require no mark-to-market adjustment.
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
NOTE 17 Insurance Recovery
During 2024, we experienced a natural gas disruption due to an extreme weather event that resulted in damage at our Lewiston, Idaho facility. We received $10.5 million in insurance proceeds, of which $4.7 million was related to business interruption insurance and $5.8 million was related to reimbursable costs. Proceeds of $9.3 million, associated with continuing operations, were recorded within "Cost of sales" in the Consolidated Statements of Operations and $0.3 million related to property, plant and equipment. Proceeds associated with discontinued operations were $0.9 million.
NOTE 18 Segment Disclosure
Our CEO is our CODM. Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, we have determined that we have a single operating segment composed of the consolidated financial results of Clearwater Paper.
The measure used by our CODM to assess performance and make operating decisions is net income (loss) as reported on our consolidated statements of operations. This, in connection with other metrics, is used by our CODM to identify underlying trends in the performance of our business and make comparisons with the financial performance of our competitors. Our CODM also reviews total assets, as reported on our consolidated balance sheets, and purchases of property and equipment, as reported on our consolidated statements of cash flows.
Our CODM utilizes other key operating metrics, including disaggregated measures of net sales by product line, disaggregation of significant segment expenses and Adjusted EBITDA in order to assess our financial performance. Operating expenses are broken into categories for input costs (including raw materials and energy), supply chain costs (principally freight and outside warehouse costs) and labor and overhead related to our production facilities.
Our manufacturing facilities and all other assets are located within the continental United States. The CODM does not review assets on a more disaggregated basis than what is presented on the Consolidated Balance Sheets. We sell and ship our products to customers in several foreign countries. Net sales based on continuing operations, classified by major product lines and the major geographic areas in which our customers are located are reflected in the following table:

	December 31,
	2024	2023	2022
Net Sales by product line:
Food Service	$540.4	$404.8	$405.2
Folding carton	580.2	437.5	470.7
Sheeting and distribution	160.1	157.8	186.0
Pulp and other	102.9	135.9	133.1
Total Sales	$1,383.6	$1,136.0	$1,195.0

Input cost (raw materials and energy)	615.0	494.5	515.7
Labor and overhead	482.2	302.7	298.7
Supply chain costs (principally freight)	140.1	105.3	119.5
Selling, general and administrative expenses	112.7	114.7	105.0
Depreciation and amortization	69.8	40.7	40.6
Interest expense, net	29.2	9.5	11.2
Non-significant expenses	35.7	2.9	22.3
Income tax provision (benefit)	(27.1)	16.9	29.2
Income (loss) from continuing operations	$(74.0)	$48.7	$52.7
Non-significant expenses is primarily made up of other operating charges, net, changes in inventory and debt retirement charges.
Net sales, classified by major geographic area in which our customers are located, were as follows:

	December 31,
	2024	2023	2022
Net Sales by geographical market:
United States	$1,252.5	$1,028.4	$1,097.7
Rest of World	131.2	107.6	97.3
	$1,383.6	$1,136.0	$1,195.0
For the years ended December 31, 2024, 2023 and 2022, one customer was 10%, 13% and 10% of our total consolidated net sales.

NOTE 19 Subsequent Event
In January of 2025, we implemented plans to reduce our cost structure across operations and selling, general and administrative expenses. We are targeting $30 million to $40 million in cost savings in 2025. In connection with these activities, we expect to record severance cost of $5.0 million to $7.0 million over the next 12 months.

Financial Results by Quarter (Unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(In millions - except per-share amounts)	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales	$258.8	$297.2	$344.4	$291.3	$393.3	$278.9	$387.1	$268.6
Gross profit	33.3	64.2	(2.0)	49.9	30.1	50.7	14.7	35.9
Income (loss) from continuing operations	(2.1)	24.5	(41.6)	11.9	(10.7)	14.9	(19.6)	(2.5)
Net income (loss)	17.2	23.8	(25.8)	29.7	5.8	36.6	199.1	17.6

Net income (loss) per common share:
Income (loss) from continuing operations	$(0.12)	$1.46	$(2.50)	$0.71	$(0.64)	$0.89	$(1.17)	$(0.15)
Income (loss) from discontinued operations	1.16	(0.05)	0.95	1.05	1.00	1.31	13.08	1.21
Total basic earnings per share	1.03	1.41	(1.55)	1.76	0.35	2.20	11.91	1.06

Diluted net income (loss) per share:
Income (loss) from continuing operations	(0.12)	1.44	(2.50)	0.70	(0.64)	0.88	(1.17)	(0.15)
Income (loss) from discontinued operations	1.16	(0.04)	0.95	1.05	1.00	1.29	13.08	1.21
Total diluted earnings per share	$1.03	$1.40	$(1.55)	$1.75	$0.35	$2.17	$11.91	$1.06

Shares used in per share computation
Basic	16,607	16,834	16,661	16,865	16,620	16,682	16,724	16,638
Diluted	16,607	17,036	16,661	16,958	16,620	16,895	16,724	16,638

Adjusted EBITDA Reconciliation
Net income (loss)	$17.2	$23.8	$(25.8)	$29.7	$5.8	$36.6	$199.1	$17.6
Add (deduct):
Income from discontinued operations, net of tax	19.3	(0.8)	15.7	17.8	16.6	21.8	218.8	20.2
Income (loss) from continuing operations	(2.1)	24.5	(41.6)	11.9	(10.7)	14.9	(19.6)	(2.5)
Income tax provision (benefit)	0.5	8.7	(14.6)	4.3	(3.3)	3.7	(9.7)	0.2
Interest expense, net	1.2	2.8	9.6	2.9	13.1	2.2	5.3	1.6
Depreciation and amortization	9.0	10.0	17.0	10.2	22.4	10.1	21.5	10.3
Inventory revaluation on acquired business	—	—	6.8	—	—	—	—	—
Debt extinguishment costs	—	—	—	—	—	—	9.1	3.1
Other operating charges, net	6.0	(0.4)	14.6	(0.1)	(0.3)	1.6	3.7	2.1
Other non-operating income	(0.3)	(0.1)	(0.3)	(0.1)	(0.3)	(0.1)	(0.7)	0.2
Adjusted EBITDA from continuing operations	$14.2	$45.6	$(8.5)	$29.0	$20.9	$32.5	$9.5	$14.9

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO and with the oversight of the Audit Committee of the Board of Directors, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
The financial controls for Augusta Pulp and Paperboard operations (acquired in May 2024) were eligible for a one-year exemption from the requirements of Section 404 and had been excluded from this report as of December 31, 2024. There was no exemption available for internal controls over financial reporting of the Company’s processes and systems as they relate to our oversight and consolidation of the Augusta Pulp and Paperboard operations into the consolidated financial results. The purchase of the Augusta operation represents 42% of our total assets as reported on the December 31, 2024 Consolidated Balance Sheet and 25% of our Net sales as reported on our Consolidated Statement of Operations for the year ended December 31, 2024.
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
Opinion on Internal Control Over Financial Reporting
We have audited Clearwater Paper Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Augusta Mill during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Augusta Mill’s internal control over financial reporting associated with 42% of total assets and 25% Net sales included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Augusta Mill.
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

Seattle, Washington
February 24, 2025

ITEM 9B.	Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, the following director and officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in the 10b5-1 trading arrangement that are subject to restricted stock units (“RSUs”) and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in the 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under the plan prior to its expiration date.
On November 27, 2024, Kari Moyes, our Senior Vice President, HR, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 37,076 shares of our common stock. This trading arrangement is scheduled to expire on March 31, 2026.
This Rule 10b5-1 trading arrangement was entered into in writing during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
During the quarter ended December 31, 2024, no other directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The following table details the executive officers of the Company as of February 1, 2025:

Name	Age	Title / Position Held
Arsen S. Kitch	43	President and Chief Executive Officer
Sherri J. Baker	52	Senior Vice President, Chief Financial Officer
Steve M. Bowden	61	Senior Vice President, Operations
Michael S. Gadd	60	Senior Vice President and General Counsel and Assistant Corporate Secretary
Kari G. Moyes	57	Senior Vice President, Human Resources
Matthew Passarello	33	Senior Vice President, Supply Chain and Corporate Development
Michael J. Urlick	38	Senior Vice President, Commercial
Arsen S. Kitch has served as President and Chief Executive Officer, as well as a director, since April 2020. Mr. Kitch served in various roles with the Company since 2013 including as Senior Vice President, General Manager, CPD from May 2018 to April 2020 and served as Vice President, General Manager, CPD from January 2018 to May 2018. He served as Vice President, Finance and Vice President Financial Planning and Analysis from January 2015 through December 2017, and served as Senior Director, Strategy and Planning from August 2013 through December 2014.
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
Steve M. Bowden has served as Senior Vice President, Operations since January 1, 2025. Mr. Bowen served as the Senior Vice President, General Manager, Pulp and Paperboard from October 2018 through December 2024. Prior to joining the Company, from September 2016 to November 2017, Mr. Bowden was the North American Region Vice President - Labels for Constantia Flexibles, which was subsequently acquired by the Multi-Color Corporation at which he served as President, North America Food and Beverage Division from November 2017 to September 2018. From March 2013 to September 2016, Mr. Bowden was President and COO of Quality Associates, a contract packager.
Michael S. Gadd has served as Senior Vice President, General Counsel since October 2024. He served the Company as Senior Vice President, General Counsel and Corporate secretary from May 2011 through September 2024 and served as Vice President, General Counsel and Corporate Secretary from December 2008 to May 2011.
Kari G. Moyes has served as Senior Vice President, Human Resources since February 2015, and served as Vice President, Labor Relations from July 2013 through January 2015.
Michael J. Urlick has served as Senior Vice President, Commercial since January 1, 2025. Mr. Urlick served as Senior Vice President, General Manager, Consumer Products from December 2021 through December 2024. Mr. Urlick served as Vice President, Sales & Marketing, Consumer Products Division for the Company from June 2020 through December 2021, and as Senior Director of Sales, Consumer Products from January 2017 to June 2020. He joined the Company in November 2013 as Senior Manager of Business Development.
Matthew Passarello has served as Senior Vice President, Supply Chain and Corporate Development since January 1, 2025. Mr. Passarello served as Vice President of Corporate Strategy and Integration for the Company from April 2024 through January 2025. Mr. Passarello was partner at McKinsey & Company, a private strategy and management consulting firm, from January 2024 to April 2024. He served as Associate Partner from January 2021 through December 2023 and as Engagement Manager from May 2017 through December 2020 at McKinsey.
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be held on May 8, 2025, referred to in this report as the 2025 Proxy Statement, which information is incorporated herein by reference. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement and is incorporated herein by reference.
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
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11.	Executive Compensation
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2025 Proxy Statement and is incorporated herein by reference.
The following table provides certain information as of December 31, 2024, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,058,481	$48.49	569,947
Equity compensation plans not approved by security holders	—	—	—
Total	1,058,481	$48.49	569,947
1    Includes 308,155 time vested restricted stock units (RSUs), 561,712 performance-based RSUs and 188,614 stock options, which are the maximum number of shares that could be awarded under the common stock plans, not including future dividend equivalents, if any are paid.
2    Performance shares and RSUs do not have exercise prices. During 2024, no stock option awards vested.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
FINANCIAL STATEMENTS
The following financial statements of Clearwater Paper are included in this report:

Consolidated Balance Sheets - December 31, 2024, and 2023.
Consolidated Statements of Operations - years ended December 31, 2024, 2023, and 2022.
Consolidated Statements of Comprehensive Income - years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows - years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Stockholders’ Equity - years ended December 31, 2024, 2023 and 2022.
Notes to the Financial Statements.
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 185).

No other financial statement schedules are required to be filed.

			Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed Herewith?	Form	Exhibit No.	Date Filed
3.1	Restated Certificate of Incorporation of Clearwater Paper Corporation effective as of May 10, 2024.		8-K	3.1	May 15, 2024
3.2	Amended and Restated Bylaws of the Company, effective as of May 9, 2024.		8-K	3.2	May 15, 2024
4.1	Description of Capital Stock of Clearwater Paper Corporation.	X
4.2	Indenture, dated as of August 18, 2020, by and among Clearwater Paper Corporation, the Guarantors,(as defined therein) and U.S. Bank National Association, as trustee.		8-K	4.1	August 18, 2020
4.2(i)	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	4.2	August 18, 2020
10.1	ABL Credit Agreement, dated as of July 26, 2019, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation.		8-K	10.2	July 31, 2019
10.1(i)	Amendment to ABL Credit Agreement, dated as of January 29, 2020, by and among JPMorgan Chase Bank, N.A., as administrative agent and Clearwater Paper Corporation.		10-Q	10.2	May 5, 2020
10.1(ii)	First Amendment to the ABL Credit Agreement, dated as of August 7, 2020, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation.		10-Q	10.1	November 3, 2020
10.1(iii)
Second Amendment to the ABL Credit Agreement, dated as of April 1, 2022, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation.
		X
10.1(iv)	Third Amendment to the ABL Credit Agreement, dated November 7, 2022, by and among JPMorgan Chase Bank, N.A., as administrative agent and the lender parties thereto and Clearwater Paper Corporation.		8-K	10.1	November 9, 2022
10.1(v)	Fourth Amendment to the ABL Credit Agreement dated October 27, 2023, by and among Clearwater Paper Corporation, JPMorgan Chase bank, N.A., as administrative agent and the lender parties thereto.		8-K	10.2	October 27, 2023
10.1(vi)	Fifth Amendment to ABL Credit Agreement and Omnibus Amendment, dated May 1, 2024, by and among Clearwater Paper Corporation, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		8-K	10.2	May 1, 2024
10.1(vii )
Sixth Amendment to ABL Credit Agreement and Omnibus Agreement, dated October 29, 2024, by and among Clearwater Paper Corporation, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
		X

10.2	Credit Agreement, dated October 27, 2023, by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lender parties thereto.		8-K	10.1	October 27, 2023
10.2(i)	Amended and Restated Credit Agreement, dated May 1, 2024, by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lenders party thereto.		8-K	10.1	May 1, 2024
10.2(ii)
First Amendment to the Amended and Restated Credit Agreement, dated November 4, 2024, by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lenders party thereto.
		X
10.3	Commitment Letter, dated February 20, 2024, among Clearwater Paper Corporation, AgWest Farm Credit, PCA, CoBank, FCB, Coöperatieve Rabobank U.A., New York Branch and any other financial institutions from time to time party thereto.		8-K	10.1	February 20, 2024
10.4[1]	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers.		12B/A	10.15	November 19, 2008
10.5[1]	Employment Agreement between Arsen S. Kitch and the Company, dated effective April 1, 2020.		8-K	10.1	January 31, 2020
10.6[1]	Offer letter, dated July 28, 2023, between Sherri J. Baker and the Company.		10-Q	10.1[1]	October 30, 2023
10.7[1]	Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan.		8-K	10.1	May 8,2015
10.7(i)[1]	Amendment to the Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan, effective January 1, 2017.		10-K	10.5(i)	February 22, 2017
10.7(ii)[1]	Clearwater Paper Corporation 2017 Stock Incentive Plan.		8-K	10.1	May 11, 2017
10.7(iii)[1]	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan.		8-K	10.1	May 19, 2020
10.7(iv)[1]	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan.		8-K	10.1	May 15, 2023
10.8[1]	Clearwater Paper Corporation-Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2018.		8-K	10.1	February 14, 2019
10.8(i)[1]	Clearwater Paper Corporation-Form of Performance Share Agreement, to be used for annual performance share awards approved subsequent to December 31, 2023.		10-K	10.8(i)[1]	February 20, 2024
10.9[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for special restricted stock unit awards approved subsequent to December 31, 2019.		10-K	10.20[1]	March 9,2020
10.9(i)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2022.		10-K	10.9(ii)[1]	February 14, 2023
10.9(ii)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2023.		10-K	10.9(iii)[1]	February 20, 2024

10.9(iii)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for special restricted stock unit awards approved subsequent to December 31, 2023.	10-K	10.9(iv)[1]	February 20, 2024
10.10[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement.	8-K	10.3	February 18, 2014
10.10(i)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Stock Option Agreement, effective as of January 1, 2015.	10-K	10.7(i)	February 26, 2015
10.10(ii)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2014.	10-K	10.7(ii)	February 26, 2015
10.10(iii)[1]	Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2015.	10-K	10.8(iii)	February 22, 2016
10.10(iv)[1]	Clearwater Paper Corporation—Form of Stock Option Agreement, as amended and restated February 6, 2017, to be used for annual restricted stock unit awards approved subsequent to December 31, 2016.	8-K	10.3	February 10, 2017
10.10(v)[1]	Clearwater Paper Corporation- Form of Stock Option Agreement, as amended and restated, to be used for annual restricted stock unit awards approved subsequent to December 31, 2017.	10-K	10.8(v)	February 21, 2018
10.11[1]	Clearwater Paper Corporation Annual Incentive Plan.	8-K	10.1	May 9, 2014
10.11(i)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2016.	10-Q	10.1	July 27, 2016
10.11 (ii)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of September 27, 2021.	10-Q	10.1	November 2, 2021
10.11 (iii)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2024.	10-K	10.11(iii)[1]	February 20, 2024
10.12[1]	Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan.	10-K	10.10	February 22, 2017
10.12(i)[1]	Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective May 1, 2020.	10-Q	10.2	August 4, 2020
10.12(ii)	Second Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective October 11, 2021.	10-K	10.12(ii)[1]	February 15, 2022
10.13[1]	Clearwater Paper Executive Severance Plan.	8-K	10(i)	March 9, 2018
10.14[1]	Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan.	10-K	10.12	February 22, 2017
10.14(i)[1]	Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective May 1, 2020.	10-Q	10.3	August 4, 2020
10.14(ii)[1]	Second Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective October 11, 2021.	10-K	10.14(ii)[1]	February 15, 2022

10.15[1]	Clearwater Paper Corporation Benefits Protection Trust Agreement.		10-K	10.18	March 18, 2009
10.15(i)[1]	Amendment to the Clearwater Paper Corporation Benefits Protection Trust Agreement.		10-Q	10.16(i)	October 31, 2013
10.16[1]	Clearwater Paper Corporation Deferred Compensation Plan for Directors.		8-K	10.10	December 19, 2008
10.16(i)[1]	Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors.		8-K	99.1	December 7, 2017
10.16(ii)[1]	Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, effective as of January 1, 2018.		10-Q	10(i)	August 7, 2018
10.16(iii)[1]	Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, effective as of December 6, 2019.	X
10.17[1]	Clearwater Paper Change of Control Plan.		10-K	10.16	February 20,2014
(21)	Clearwater Paper Corporation Subsidiaries.	X
(23)	Consent of Independent Registered Public Accounting Firm.	X
(24)	Powers of Attorney.	X
(31)	Rule 13a-14(a)/15d-14(a) Certifications.	X
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.	X
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation.		10-K	97	February 20,2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[1] Management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/s/ Arsen S. Kitch
Arsen S. Kitch President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 24, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/s/ Arsen S. Kitch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2025
Arsen S. Kitch

By	/s/ Sherri J. Baker	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 24, 2025
Sherri J. Baker

By	/s/ Rebecca A. Barckley	Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2025
Rebecca A Barckley

	* Alexander Toeldte	Director and Chair of the Board	February 24, 2025

	* John J. Corkrean	Director	February 24, 2025

	* Jeanne M. Hillman	Director	February 24, 2025

	* Kevin J. Hunt	Director	February 24, 2025

	* Joe W. Laymon	Director	February 24, 2025

	* Ann C. Nelson	Director	February 24, 2025
	* John P. O'Donnell	Director	February 24, 2025

	* Christine M. Vickers Tucker	Director	February 24, 2025

*By	/s/ Michael S. Gadd
Michael S. Gadd (Attorney-in-fact)