Form 10-K/A
period 2024-12-31
Clearwater Paper Corp
filed 2025-02-26
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

Clearwater Paper Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to amend the Exhibits contained in Item 15 of Part IV of the Original Filing to include Exhibit 19.1, Clearwater Paper Corporation Insider Trading Policy, which was inadvertently omitted in the Original Filing.

This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. These certifications are attached to this Amendment as Exhibit 31.1 under Item 15 of Part IV hereof. Because no financial statements are being filed with this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements are being filed with this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

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
Consolidated Statements of Operations - years ended December 31, 2024, 2023, and 2022.
Consolidated Statements of Comprehensive Income - years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows - years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Stockholders’ Equity - years ended December 31, 2024, 2023 and 2022.
Notes to the Financial Statements.
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 185).

No other financial statement schedules are required to be filed.

			Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed herewith?	Form	Exhibit No.	Date Filed
3.1	Restated Certificate of Incorporation of Clearwater Paper Corporation effective as of May 10, 2024.		8-K	3.1	May 15, 2024
3.2	Amended and Restated Bylaws of the Company, effective as of May 9, 2024.		8-K	3.2	May 15, 2024
4.1	Description of Capital Stock of Clearwater Paper Corporation.		10-K	4.1	February 24, 2025
4.2	Indenture, dated as of August 18, 2020, by and among Clearwater Paper Corporation, the Guarantors,(as defined therein) and U.S. Bank National Association, as trustee.		8-K	4.1	August 18, 2020
4.2(i)	Form of 4.750% Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	4.2	August 18, 2020
10.1	ABL Credit Agreement, dated as of July 26, 2019, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation.		8-K	10.2	July 31, 2019
10.1(i)	Amendment to ABL Credit Agreement, dated as of January 29, 2020, by and among JPMorgan Chase Bank, N.A., as administrative agent and Clearwater Paper Corporation.		10-Q	10.2	May 5, 2020
10.1(ii)	First Amendment to the ABL Credit Agreement, dated as of August 7, 2020, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation.		10-Q	10.1	November 3, 2020
10.1(iii)
Second Amendment to the ABL Credit Agreement, dated as of April 1, 2022, by and among JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and Clearwater Paper Corporation.
			10-K	10.1(iii)	February 24, 2025
10.1(iv)	Third Amendment to the ABL Credit Agreement, dated November 7, 2022, by and among JPMorgan Chase Bank, N.A., as administrative agent and the lender parties thereto and Clearwater Paper Corporation.		8-K	10.1	November 9, 2022
10.1(v)	Fourth Amendment to the ABL Credit Agreement dated October 27, 2023, by and among Clearwater Paper Corporation, JPMorgan Chase bank, N.A., as administrative agent and the lender parties thereto.		8-K	10.2	October 27, 2023
10.1(vi)	Fifth Amendment to ABL Credit Agreement and Omnibus Amendment, dated May 1, 2024, by and among Clearwater Paper Corporation, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		8-K	10.2	May 1, 2024

10.1(vii )
Sixth Amendment to ABL Credit Agreement and Omnibus Agreement, dated October 29, 2024, by and among Clearwater Paper Corporation, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
		10-K	10.1(vii)	February 24, 2025
10.2	Credit Agreement, dated October 27, 2023, by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lender parties thereto.	8-K	10.1	October 27, 2023
10.2(i)	Amended and Restated Credit Agreement, dated May 1, 2024, by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lenders party thereto.	8-K	10.1	May 1, 2024
10.2(ii)
First Amendment to the Amended and Restated Credit Agreement, dated November 4, 2024, by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lenders party thereto.
		10-K	10.2(ii)	February 24, 2025
10.3	Commitment Letter, dated February 20, 2024, among Clearwater Paper Corporation, AgWest Farm Credit, PCA, CoBank, FCB, Coöperatieve Rabobank U.A., New York Branch and any other financial institutions from time to time party thereto.	8-K	10.1	February 20, 2024
10.4[1]	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers.	12B/A	10.15	November 19, 2008
10.5[1]	Employment Agreement between Arsen S. Kitch and the Company, dated effective April 1, 2020.	8-K	10.1	January 31, 2020
10.6[1]	Offer letter, dated July 28, 2023, between Sherri J. Baker and the Company.	10-Q	10.1[1]	October 30, 2023
10.7[1]	Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan.	8-K	10.1	May 8,2015
10.7(i)[1]	Amendment to the Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan, effective January 1, 2017.	10-K	10.5(i)	February 22, 2017
10.7(ii)[1]	Clearwater Paper Corporation 2017 Stock Incentive Plan.	8-K	10.1	May 11, 2017
10.7(iii)[1]	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan.	8-K	10.1	May 19, 2020
10.7(iv)[1]	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan.	8-K	10.1	May 15, 2023
10.8[1]	Clearwater Paper Corporation-Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2018.	8-K	10.1	February 14, 2019
10.8(i)[1]	Clearwater Paper Corporation-Form of Performance Share Agreement, to be used for annual performance share awards approved subsequent to December 31, 2023.	10-K	10.8(i)[1]	February 20, 2024

10.9[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for special restricted stock unit awards approved subsequent to December 31, 2019.	10-K	10.20[1]	March 9,2020
10.9(i)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2022.	10-K	10.9(ii)[1]	February 14, 2023
10.9(ii)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2023.	10-K	10.9(iii)[1]	February 20, 2024
10.9(iii)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for special restricted stock unit awards approved subsequent to December 31, 2023.	10-K	10.9(iv)[1]	February 20, 2024
10.10[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement.	8-K	10.3	February 18, 2014
10.10(i)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Stock Option Agreement, effective as of January 1, 2015.	10-K	10.7(i)	February 26, 2015
10.10(ii)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2014.	10-K	10.7(ii)	February 26, 2015
10.10(iii)[1]	Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2015.	10-K	10.8(iii)	February 22, 2016
10.10(iv)[1]	Clearwater Paper Corporation—Form of Stock Option Agreement, as amended and restated February 6, 2017, to be used for annual restricted stock unit awards approved subsequent to December 31, 2016.	8-K	10.3	February 10, 2017
10.10(v)[1]	Clearwater Paper Corporation- Form of Stock Option Agreement, as amended and restated, to be used for annual restricted stock unit awards approved subsequent to December 31, 2017.	10-K	10.8(v)	February 21, 2018
10.11[1]	Clearwater Paper Corporation Annual Incentive Plan.	8-K	10.1	May 9, 2014
10.11(i)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2016.	10-Q	10.1	July 27, 2016
10.11 (ii)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of September 27, 2021.	10-Q	10.1	November 2, 2021
10.11 (iii)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2024.	10-K	10.11(iii)[1]	February 20, 2024

10.12[1]	Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan.		10-K	10.10	February 22, 2017
10.12(i)[1]	Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective May 1, 2020.		10-Q	10.2	August 4, 2020
10.12(ii)	Second Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective October 11, 2021.		10-K	10.12(ii)[1]	February 15, 2022
10.13[1]	Clearwater Paper Executive Severance Plan.		8-K	10(i)	March 9, 2018
10.14[1]	Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan.		10-K	10.12	February 22, 2017
10.14(i)[1]	Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective May 1, 2020.		10-Q	10.3	August 4, 2020
10.14(ii)[1]	Second Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective October 11, 2021.		10-K	10.14(ii)[1]	February 15, 2022
10.15[1]	Clearwater Paper Corporation Benefits Protection Trust Agreement.		10-K	10.18	March 18, 2009
10.15(i)[1]	Amendment to the Clearwater Paper Corporation Benefits Protection Trust Agreement.		10-Q	10.16(i)	October 31, 2013
10.16[1]	Clearwater Paper Corporation Deferred Compensation Plan for Directors.		8-K	10.10	December 19, 2008
10.16(i)[1]	Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors.		8-K	99.1	December 7, 2017
10.16(ii)[1]	Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, effective as of January 1, 2018.		10-Q	10(i)	August 7, 2018
10.16(iii)[1]	Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, effective as of December 6, 2019.		10-K	10.16(iii)	February 24, 2025
10.17[1]	Clearwater Paper Change of Control Plan.		10-K	10.16	February 20,2014
19.1	Clearwater Paper Corporation Insider Trading Policy.	X
(21)	Clearwater Paper Corporation Subsidiaries.		10-K	21	February 24, 2025
(23)	Consent of Independent Registered Public Accounting Firm.		10-K	23	February 24, 2025
(24)	Powers of Attorney.		10-K	24	February 24, 2025
(31)	Rule 13a-14(a)/15d-14(a) Certifications.		10-K	31	February 24, 2025
31.1	Rule 13a-14(a)/15d-14(a) Certifications.	X
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.		10-K	32	February 24, 2025

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation.	10-K	97	February 20,2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[1] Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this                                                Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/s/ Michael S. Gadd
Michael S. Gadd Senior Vice President, General Counsel
Date: February 25, 2025