Form 10-Q
period 2025-03-31
Clearwater Paper Corp
filed 2025-04-29
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of April 28, 2025 was 16,255,627.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements as to our expectations regarding our cost reduction efforts for the near future and the expected costs and expenses associated with these efforts; any anticipated disposition or reorganization of our assets; accounting standards; our operations and expectations; current and anticipated borrowing and credit facilities; cash flows; capital expenditures; working capital; compliance with our loan and financing agreements; operating costs; selling, general and administrative expenses; liquidity; and legal proceedings . Words such as “anticipate,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2024 Form 10-K, as well as the following:
•our inability to realize the expected benefits of the Augusta, Georgia paperboard manufacturing facility acquisition, including anticipated financial results;
•purchase price adjustments and/or unexpected costs, charges or expenses resulting from the sale of our consumer products division (tissue business);
•the inability to successfully implement our restructuring initiatives in response to the sale of our consumer products division (tissue business);
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
•cyclical industry conditions;
•continued changes in the United States and international economies and in general economic conditions in the regions and industries in which we operate;
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$44.0	$79.6
Receivables, net of allowance for current expected credit losses	177.4	188.7
Inventories, net	259.3	258.0
Other current assets	18.9	19.1
Total current assets	499.6	545.4
Property, plant and equipment	2,356.6	2,328.4
Accumulated depreciation and amortization	(1,326.8)	(1,305.4)
Property, plant and equipment, net	1,029.9	1,023.1
Goodwill and intangible assets, net	52.4	52.9
Other assets, net	52.0	57.9
Total assets	$1,633.9	$1,679.2

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$0.6	$0.6
Accounts payable and accrued liabilities	299.5	319.7
Total current liabilities	300.2	320.4
Long-term debt	281.6	281.6
Liability for pension and other postretirement employee benefits	52.2	52.5
Deferred tax liabilities and other long-term obligations	163.4	170.2
Total liabilities	797.3	824.7

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,567,722 shares issued	—	—
Additional paid-in capital	5.0	11.5
Treasury stock, at cost, 312,095 and 122,821 shares	(8.5)	(3.3)
Retained earnings	874.5	880.8
Accumulated other comprehensive loss, net of tax	(34.5)	(34.5)
Total stockholders' equity	836.6	854.6
Total liabilities and stockholders' equity	$1,633.9	$1,679.2
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
(In millions, except per-share data)	2025	2024
Net sales	$378.2	$258.8
Costs and expenses:
Cost of sales	341.5	225.5
Selling, general and administrative expenses	28.9	28.1
Other operating charges, net	11.8	6.0
Total operating costs and expenses	382.2	259.6
Loss from continuing operations	(4.0)	(0.8)
Interest expense, net	(3.3)	(1.2)
Other non-operating income (expense)	(0.3)	0.3
Total non-operating expense	(3.6)	(0.9)
Loss from continuing operations before income taxes	(7.7)	(1.7)
Income tax provision (benefit)	(1.8)	0.5
Loss from continuing operations	(5.9)	(2.1)
Income (loss) from discontinued operations, net of tax	(0.4)	19.3
Net income (loss)	$(6.3)	$17.2

Net income (loss) per common share:
Loss per share from continuing operations - basic and diluted	$(0.36)	$(0.12)
Income (loss) per share from discontinued operations - basic and diluted	(0.02)	1.16
Net income (loss) per share - basic and diluted	$(0.38)	$1.03

Average shares of common stock used to compute net income (loss) per share (in thousands):
Basic and diluted	16,375	16,607
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended March 31,
(In millions)	2025	2024
Net income (loss)	$(6.3)	$17.2
Other comprehensive loss:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial gain included in net periodic cost, net of immaterial tax	—	—
Other comprehensive loss, net of tax	—	—
Comprehensive income (loss)	$(6.3)	$17.2
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Operating activities
Net income (loss)	$(6.3)	$17.2
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	22.0	23.2
Equity-based compensation expense	1.0	3.3
Deferred taxes	(2.3)	(1.6)
Defined benefit pension and other postretirement employee benefits	(0.1)	(0.9)
Loss on sale or impairment associated with assets	0.1	0.2
Changes in operating assets and liabilities:
Decrease in accounts receivable	11.1	7.8
(Increase) decrease in inventories	0.9	(8.2)
(Increase) decrease in other current assets	0.2	(2.3)
Increase (decrease) in accounts payable and accrued liabilities	(24.0)	20.5
Other, net	(1.1)	0.1
Net cash flows provided by operating activities	1.5	59.2
Investing activities
Additions to property, plant and equipment, net [1]	(32.7)	(18.5)
Net cash flows used in investing activities	(32.7)	(18.5)
Financing activities
Repayments of long-term debt	(0.2)	(23.5)
Taxes paid related to net share settlement of equity awards	(2.3)	(3.1)
Repurchases of common stock	(10.9)	(0.5)
Other, net	8.9	(0.4)
Net cash flows used in financing activities	(4.4)	(27.6)
Increase (decrease) in cash and cash equivalents	(35.6)	13.2
Cash and cash equivalents at beginning of period	79.6	42.0
Cash and cash equivalents at end of period	$44.0	$55.2

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$6.5	$9.9
Cash paid for income taxes	$0.2	$—

1 Capital expenditures of $16.6 million and $10.3 million that have not been paid as of March 31, 2025 and 2024 were excluded from the Statements of Cash Flows.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2023	16,485	$—	$14.9	—	$—	$684.5	$(30.7)	$668.8
Net income	—	—	—	—	—	17.2	—	17.2
Stock-based compensation expense	—	—	2.2	—	—	—	—	2.2
Issuance of shares under stock plans, net	175	—	(3.1)	—	—	—	—	(3.1)
Repurchases of common stock	(13)	—	(0.5)	—	—	—	—	(0.5)
Balance at March 31, 2024	16,647	—	$13.5	—	$—	$701.7	$(30.7)	$684.5

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2024	16,568	$—	$11.5	(123)	$(3.3)	$880.8	$(34.5)	$854.6
Net loss	—	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Issuance of shares under stock plans, net	—	—	(7.9)	191	5.7	—	—	(2.3)
Repurchases of common stock	—	—	—	(380)	(10.9)	—	—	(10.9)
Balance at March 31, 2025	16,568	$—	$5.0	(312)	$(8.5)	$874.5	$(34.5)	$836.6
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 Description of Business and Basis of Presentation
Description of Business
We are a premier manufacturer and supplier of bleached paperboard focused on servicing independent converters in North America. We also offer services that include custom sheeting, slitting, and cutting.
During the year ended December 31, 2024, we sold our tissue (consumer products) operations. Accordingly, the results of our previously-owned tissue operations have been presented as discontinued operations in our Consolidated Statements of Operations for all periods presented. See Note 4, "Discontinued operations."
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. These consolidated financial statements and related Notes should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2024. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. All dollar amounts are shown in millions, except per share amounts.
Note 2 Recently Issued Accounting Standards
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
Note 3 Business Acquisition
On May 1, 2024, we completed the acquisition of a paperboard manufacturing facility and associated business, located in Augusta, Georgia (Augusta). The purchase price of the Augusta acquisition was allocated to assets acquired and liabilities based on the fair values as of the date of acquisition.
The purchase price allocation as of March 31, 2025 is as follows:

	May 1, 2024
	Original Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Purchase price	$708.2	$—	$708.2
Inventories, net	102.8	—	102.8
Other current assets	0.4	(0.1)	0.4
Property, plant and equipment	609.3	1.0	610.3
Other assets, net	11.8	—	11.8
Total assets acquired	724.3	0.9	725.2
Current portion of long-term debt	(0.6)	—	(0.6)
Accounts payable and accrued liabilities	(7.7)	(0.8)	(8.5)
Long-term debt	(8.9)	—	(8.9)
Other long-term obligations	(12.6)	—	(12.6)
Total liabilities assumed	(29.7)	(0.8)	(30.5)
Net assets acquired	694.5	0.1	694.6
Goodwill	13.7	$(0.1)	13.6
Total estimated fair value of net assets acquired	$708.2	$—	$708.2
The following unaudited pro forma consolidated financial information combines our results and the unaudited results of the Augusta operations had the transaction been completed on January 1, 2024. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Augusta acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that we may achieve as a result of the Augusta acquisition.

Quarter Ended March 31,
2024
Net sales	$383.9
Net income	1.3

Note 4 Discontinued Operations
In November 2024, we sold our tissue operations. The results of our tissue operations have been classified as discontinued operations in our Consolidated Statements of Operations for all periods presented. Amounts included below for the quarter ended March 31, 2025 consist of the settlement of contractual and employment related obligations that are directly related to the disposal. The following table presents the financial results of the tissue segment for the quarter ended March 31, 2025 and 2024:

	Quarter Ended March 31,
	2025	2024
Net sales	$—	$253.1
Cost of sales	0.4	197.9
Selling, general and administrative expenses	0.1	7.7
Depreciation and amortization	—	13.9
Other operating charges, net	1.0	2.0
Income (loss) from discontinued operations	(1.5)	31.6
Other non-operating expense	—	(5.3)
Total non-operating expense	—	(5.3)
Income (loss) from discontinued operations before income taxes	(1.5)	26.3
Income tax benefit (provision)	1.1	(6.9)
Income (loss) from discontinued operations, net of tax	$(0.4)	$19.3
The major components of “Other operating charges, net” included in discontinued operations for the quarter ended March 31, 2025 and 2024 are reflected in the table below.

	Quarter Ended March 31,
	2025	2024
Divestiture related costs	$1.0	$1.8
Loss on sale or impairment associated with assets	—	0.2
	$1.0	$2.0

Operating and investing cash flows of the discontinued operation are presented in the following table:

	Quarter Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities of discontinued operations	$(0.7)	$56.2
Net cash used in investing activities of discontinued operations	—	(3.7)

Additionally, we have not finalized the working capital adjustment with the buyer and therefore have accrued an estimate in "Accounts payable and accrued liabilities" included on our Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.
Note 5 Fair Value Measurements
Carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The fair value of our 2020 Notes as of March 31, 2025 and December 31, 2024 was $256.1 million and $258.9 million.
Note 6 Receivables
Receivables consist of:

	March 31, 2025	December 31, 2024
Trade accounts receivable	$161.6	$167.5
Allowance for current expected credit losses	(1.6)	(1.6)
Unbilled receivables	5.6	5.3
Taxes receivable	2.4	2.6
Other	9.5	15.0
	$177.4	$188.7

Note 7 Inventories
Inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	March 31, 2025	December 31, 2024
Logs, chips and sawdust	$21.2	$25.1
Pulp	8.1	6.9
Paperboard products	125.4	123.4
Materials and supplies	104.6	102.5
	$259.3	$258.0
Note 8 Property, Plant and Equipment
Property, plant and equipment consist of:

	March 31, 2025	December 31, 2024
Land and land improvements	$65.8	$65.8
Buildings and improvements	232.4	232.4
Machinery and equipment	1,969.5	1,942.6
Construction in progress	88.9	87.6
	2,356.6	2,328.4
Less accumulated depreciation and amortization	(1,326.8)	(1,305.4)
Property, plant and equipment, net	$1,029.9	$1,023.1
Note 9 Goodwill and Intangibles

Changes in the carrying amounts of goodwill and intangible assets are as follows:

	Goodwill	Intangibles	Total
Balance as of December 31, 2024	$48.6	$4.3	$52.9
Amortization	—	(0.5)	(0.5)
Balance as of March 31, 2025	$48.6	$3.7	$52.4
Note 10 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	March 31, 2025	December 31, 2024
Trade payables	$151.8	$164.6
Accrued compensation	27.4	38.2
Operating lease liabilities	10.7	11.1
Taxes payable	51.1	50.8
Other	58.5	55.0
	$299.5	$319.7
Included in "Accounts payable and accrued liabilities" are $16.6 million and $25.8 million related to capital expenditures that had not yet been paid as of March 31, 2025 and December 31, 2024.
We maintain a program with a financial institution to provide our vendors with an option to receive payment earlier than our standard payment terms. As of March 31, 2025 and December 31, 2024, $13.7 million and $12.7 million of outstanding obligations under this program were included in "Other" in the table above.
Note 11 Income Taxes
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

For the three months ended March 31, 2025, we recognized an income tax benefit of $1.8 million on loss from continuing operations and a provision of $0.5 million on loss from continuing operations in the same period in 2024. Our effective tax rate for the three months ended March 31, 2025 varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of changes in state taxes and nondeductible compensation.
Note 12 Other Operating Charges
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter ended March 31, 2025 and 2024 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended March 31,
	2025	2024
Acquisition related costs	$—	$3.3
Integration costs	3.8	1.5
Cost reduction plan	5.3	—
Loss on sale or impairment associated with assets	0.1	—
Directors' equity-based compensation expense	(0.4)	1.2
Other	3.0	—
	$11.8	$6.0
2025
During the first quarter of 2025, we recorded $11.8 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $3.8 million associated with integration activities related to the Augusta operations;
•expense of $5.3 million associated with our cost reduction plan (primarily severance cost);
•expense of $0.1 million associated with impairment of assets; and
•reversal of expense of $0.4 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
2024
During the first quarter of 2024, we recorded $6.0 million of expense in "Other operating charges, net." The components of the expense include:
•expense of $3.3 million associated with acquisition activities (primarily legal and professional services);
•expense of $1.5 million associated with restructuring and integration activities (primarily professional services); and
•expense of $1.2 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
Note 13 Non-Operating Expense
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter ended March 31, 2025 and 2024 are reflected in the table below:

	Quarter Ended March 31,
	2025	2024
Interest expense	$(3.4)	$(1.7)
Amortization of debt issuance costs	(0.6)	(0.1)
Interest income	0.6	0.6
Interest expense, net	(3.3)	(1.2)

Non-operating pension and other postretirement employee benefits	(0.3)	0.3
Total non-operating expense	$(3.6)	$(0.9)

Note 14 Retirement Plans and Postretirement Benefits
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended March 31,
Pension Benefit Plans	2025	2024
Service cost	$0.8	$0.6
Interest cost	3.0	3.0
Expected return on plan assets	(3.3)	(3.9)
Amortization of actuarial loss	0.2	—
Net periodic cost	$0.6	$(0.3)

	Quarter Ended March 31,
Other Postretirement Employee Benefit Plans	2025	2024
Service cost	$—	$0.1
Interest cost	0.6	0.7
Amortization of actuarial gain	(0.1)	(0.1)
Net periodic cost	$0.5	$0.6

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service component of net periodic cost is recorded in "Other non-operating income (expense)" on our Consolidated Statements of Operations. For the quarter ended March 31, 2025, we recorded $0.7 million to "Cost of sales" and $0.1 million to "Selling, general, and administrative expenses." For the quarter ended March 31, 2024, we recorded $0.5 million to "Cost of sales," $0.1 million to "Selling, general, and administrative expenses," and $0.1 million to Discontinued Operations.
Note 15 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2023	$(42.0)	$11.3	$(30.7)
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	—
Balance at March 31, 2024	$(41.9)	$11.2	$(30.7)

Balance at December 31, 2024	$(47.8)	$13.4	$(34.5)
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.1)	—
Balance at March 31, 2025	$(47.7)	$13.2	$(34.5)
Note 16 Stockholders' Equity
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At March 31, 2025, approximately 0.2 million shares were available for future issuance under our current plan.

	Quarter Ended March 31,
	2025	2024
Total stock-based compensation expense	$1.0	$3.3
Income tax provision (benefit) related to stock-based compensation	$(0.3)	$0.3
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$2.3	$3.1

As of March 31, 2025, there was $14.4 million of total unrecognized compensation costs related to outstanding restricted stock unit awards.
During the quarter ended March 31, 2025, we granted 193,707 restricted stock units (time vesting) at an average grant date fair value of $28.36 per share and 190,914 restricted stock units (performance vesting) at an average grant date fair value of $31.02 per share.
During the quarter ended March 31, 2024, stock-based compensation expense of $3.0 million was charged to continuing operations and $0.4 million was charged to discontinued operations.
Note 17 Earnings (Loss) per Share
Basic income (loss) per share is based on the weighted-average number of shares of common stock outstanding. Diluted income (loss) per share is based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires the effect of potentially dilutive common stock equivalents be excluded from the calculation of diluted earnings per share for the periods in which net losses from continuing operations are reported because the effect is anti-dilutive.
Shares excluded from the computation of diluted earnings (loss) per share were 0.6 million for the quarter ended March 31, 2025 and 0.7 million for the quarter ended March 31, 2024 as due to our loss position on continuing operations in both periods presented.

Note 18 Cost Reduction Plan
In early 2025, we announced a plan to reduce our cost structure across operations and selling, general and administrative expenses as we right-size our operations after the sale of our tissue operations (discussed at Note 3). In connection with these activities, we expect to record employee severance costs of $5 to $7 million by the end of 2025. During the first quarter of 2025, we incurred severance expense of $4.4 million associated with this plan. The remaining severance will be recognized from the date of notification until it is earned
Changes in our severance liability (included in accounts payable and accrued liabilities on the consolidated balance sheet) for the first quarter of 2025 are as follows:

Total
Balance at December 31, 2024	$—
Employee severance charges included in "other operating charges, net"	4.4
Cost paid or otherwise settled	(3.6)
Balance at March 31, 2025	$0.7

Note 19 Segment Disclosure

Our Chief Operating Decision Maker (CODM) evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Since our CODM evaluates financial performance on a consolidated basis, we have determined that we have a single operating segment composed of the consolidated financial results of Clearwater Paper.

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

Net sales classified by major product lines and a reconciliation of significant expenses to consolidated income from operations is as follows:

	Quarter Ended March 31,
	2025	2024
Net Sales by product line:
Food Service	$151.4	$89.6
Folding carton	148.4	107.0
Sheeting and distribution	38.8	40.4
Pulp and other	39.6	21.8
Total Sales	$378.2	$258.8

Input cost (raw materials and energy)	168.4	115.5
Labor and overhead	117.1	80.4
Supply chain costs (principally freight)	36.3	26.2
Selling, general and administrative expenses	28.4	26.9
Depreciation and amortization	21.5	9.2
Interest expense, net	3.3	1.2
Non-significant expenses	10.8	1.0
Income tax provision (benefit)	(1.8)	0.5
Loss from continuing operations	$(5.9)	$(2.1)
Non-significant expenses is primarily made up of other operating charges, net and changes in inventory.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2024, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
For a discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report.
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
The following table provides our Adjusted EBITDA from continuing operations for the periods presented and a reconciliation to net income (loss).

	Quarter Ended March 31,
(In millions)	2025	2024
Net income (loss)	$(6.3)	$17.2
Less: Income (loss) from discontinued operations, net of tax	(0.4)	19.3
Loss from continuing operations	(5.9)	(2.1)
Income tax provision (benefit)	(1.8)	0.5
Interest expense, net	3.3	1.2
Depreciation and amortization	22.0	9.0
Other operating charges, net	11.8	6.0
Other non-operating expense (income)	0.3	(0.3)
Adjusted EBITDA from continuing operations	$29.8	$14.2

OPERATING RESULTS FROM CONTINUING OPERATIONS
The below financial information reflects reclassifications from previously reported information based upon discontinued operations. Historically, the Company has shown certain intercompany pulp costs as offsets as they represent intercompany transactions between our prior consumer products division and the pulp and paperboard manufacturing operations. Based upon discontinued operations treatment of the consumer products division, such transfers of pulp and other inputs have been recast to Net Sales on the condensed consolidated statement of operations.

	Quarter Ended March 31,
	2025	2024	% change
Net sales	$378.2	$258.8	46%
Cost of sales	341.5	225.5	51%
Gross margin	36.6	33.3	10%
Selling, general and administrative expenses	28.9	28.1	3%
Other operating charges, net	11.8	6.0	97%
Loss from continuing operations	(4.0)	(0.8)	410%
Adjusted EBITDA from continuing operations	$29.8	$14.2	110%
NET SALES
Net sales increased 46% for the quarter ended March 31, 2025 compared to quarter ended March 31, 2024. This increase was driven by higher sales volume due to the Augusta operations offset by market driven price decreases and changes in our product mix.

	Quarter Ended March 31,		Increase (decrease)
	2025	2024	2024-2023
Paperboard shipments (short tons)	289,487	187,303	54.6%
Paperboard sales price (per short ton)	$1,188	$1,284	(7.5)%
COST OF SALES
Costs included in our cost of sales include input costs (principally raw materials and energy), labor and overhead, supply chain costs (principally freight and outside warehousing). The table below provides the details of our cost of sales for the quarters ended March 31, 2025 and 2024.

	Quarter Ended March 31,		Increase (decrease)
	2025	2024	2025-2024
Input cost	$168.4	$115.5	45.8%
Labor and overhead	117.1	80.4	45.7%
Supply chain costs	36.3	26.2	38.4%
Other	(1.3)	(4.7)	(71.7)%
Depreciation and amortization	21.0	8.0	161.6%
Cost of Sales	$341.5	$225.5	51.4%
Cost of sales increased 51% for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 due primarily to the inclusion of the Augusta operations. Input costs increased due to higher sales volume with reductions on a per ton basis across fiber, energy and chemicals due to the lack of weather related expenses which occurred during the first quarter of 2024, partially offset by inflation. Our labor and overhead increased due to the inclusion of the Augusta operations offset by lack of weather related expenses which occurred during the first quarter of 2024 and implementation of our cost reduction plan. Depreciation increased due to inclusion of Augusta operations. Supply chain costs increased due to higher volumes offset by lower freight costs per ton due to deflation.
GROSS MARGIN

Gross profit increased 10% for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 due to improved operating performance, lack of a significant weather event and reduced costs due to planned cost reduction activities.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 3% for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 primarily as a result of additional sales costs associated with the Augusta acquisition offset by our planned cost reduction efforts.
OTHER OPERATING CHARGES
See Note 12, "Other operating charges," of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
OVERALL INCOME FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA
Operating income from continuing operations and Adjusted EBITDA from continuing operations increased for the quarter ended March 31, 2025 as compared to the quarter ended March 31, 2024 due to the lack of a significant weather event, deflation on our input costs and our planned cost reduction activities. Additionally, impacting operating income from continuing operations were the integration cost associated with the acquisition of the Augusta facility and severance and other costs associated with our planned cost reduction activities.
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
OUTLOOK
Looking forward to the second quarter of fiscal 2025, we expect sales volumes to be higher than in the first quarter. We expect energy costs to decrease in the second quarter due to seasonal trends and expect additional benefits from our fixed cost reduction efforts. In addition, we expect an increase in planned maintenance expense due to our annual outage at our Cypress Bend Arkansas mill.
On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. The recently announced tariffs exempt imports that are compliant with the United States-Mexico-Canada trading agreement (USMCA), which includes certain of our raw materials (a portion of our chemicals, pulp and energy) imported from Canada. We are evaluating our other expenditures to assess the impact of the recent tariff announcements, but do not currently expect them to have a significant impact on our fiscal 2025 financial results Given the timing and uncertainty of tariffs, including potential retaliatory tariffs, we have not included any impact from potential tariffs in our outlook above.

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
Operating Activities
Net cash flows provided by operating activities for the quarter ended March 31, 2025 were $1.5 million compared to net cash flows provided by operating activities of $59.2 million for the quarter ended March 31, 2024. This decrease was driven by lower operating performance due to the divestiture of our tissue operations which are included in discontinued operations in the first quarter of 2024 and reduced cash flows from remaining operations due to market weakness and lower pricing environment. Accounts receivable and accounts payable agings as of March 31, 2025 have remained relatively consistent with balances as of December 31, 2024.
Investing Activities
Net cash flows used in investing activities for quarter ended March 31, 2025 were $32.7 million compared to $18.5 million in the same period of the prior year related to capital expenditures. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $16.6 million and $10.3 million related to unpaid capital expenditures at March 31, 2025 and 2024.
During 2025, we expect cash paid for capital expenditures to be approximately $80 million to $90 million.
Financing Activities
During the quarter ended March 31, 2025, net cash used in financing activities was $4.4 million. We used $10.9 million to repurchase stock and $2.3 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, as of March 31, 2025, we collected $8.9 million in cash related to the transition services agreement which will be remitted during the second quarter of 2025.
During the quarter ended March 31, 2024, net cash used for financing activities was $27.6 million. We used $0.5 million to repurchase stock, $3.1 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans, and repaid debt of $23.5 million, including $3.3 million in commitment fees.
Credit Agreements
At March 31, 2025, we were in compliance with the covenants in the Credit Agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with the Credit Agreements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant developments with regard to our exposure to market risk for the quarter ended March 31, 2025. For a discussion of certain market risks to which we may be exposed, see Part II, “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.	Controls and Procedures
As of March 31, 2025, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings
We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.
The matter below is included per Item 103(c)(3) of Regulation S-K of the Securities Exchange Act of 1934, as amended.
Environmental Lawsuit Related to the Company’s Mill Facility in Augusta, Georgia
The Company was named as a defendant in a complaint filed on February 5, 2025 in the Superior Court of Chatham County in the State of Georgia, styled The Mayor and Aldermen of the City of Savannah, Georgia v. 3M Company, et al. (the “Environmental Lawsuit”).
The plaintiff seeks monetary damages and equitable and injunctive relief in connection with the alleged presence of per- and poly-fluoroalkyl substances (“PFAS”) in the plaintiffs’ source water supply used to produce drinking water.
The Environmental Lawsuit names over fifty defendants and categorizes them separately as: (1) the “PFAS Manufacturer” defendants who allegedly created and sold PFAS or PFAS-containing products to various industries in Georgia and South Carolina, and (2) the “PFAS User” defendants who allegedly “purchased and used PFAS and products containing or degrading into PFAS in their industrial processes” and discharged PFAS. The plaintiff alleges the Company, which operates a mill in Augusta, Georgia that it recently acquired in May of 2024, is a PFAS User defendant. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter.

ITEM 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, entitled “Risk Factors.”

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

The following table reflects our shares repurchased during the first quarter of 2025. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2025 to January 31, 2025	155,000	$29.99	155,000	$92.1
February 1, 2025 to February 28, 2025	154,900	$28.87	154,900	$87.6
March 1, 2025 to March 31, 2025	70,000	$25.19	70,000	$85.8
Total	379,900	$28.65	379,900

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 5.	Other Information.

During the quarter ended March 31, 2025, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of regulation S-K.

ITEM 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed herewith?	Form	Exhibit No.	Date Filed
31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.	X
10.5	Employment Agreement between Arsen S. Kitch and the Company, dated effective April 1, 2025.		8-K	10.1	April 1, 2025
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	Certain schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, annexes and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

April 29, 2025	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

April 29, 2025	By:	/s/ SHERRI J. BAKER
Sherri J. Baker
Senior Vice President, Chief Financial Officer (Principal Financial Officer)