Form 10-Q
period 2025-06-30
Clearwater Paper Corp
filed 2025-07-29
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of July 28, 2025 was 16,104,144.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements as to our expectations regarding our outlook for the next quarter; cost reduction efforts for the near future and the expected costs and expenses associated with these efforts; any anticipated disposition or reorganization of our assets; accounting standards; our operations and expectations; our current and anticipated borrowing and credit facilities; cash flows; capital expenditures; working capital; compliance with our loan and financing agreements; operating costs; selling, general and administrative expenses; liquidity; and legal proceedings. Words such as “anticipate,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2024 Form 10-K, as well as the following:
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
•increased regulation or retaliatory trade actions in response to announced or proposed U.S. tariffs, including potential impacts on costs, structure, supply chains, or consumer demand;
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
•risks and costs associated with new or ongoing environmental litigation, including PFAS-related claims or regulatory actions affecting recently acquired facilities; our ability to execute on our growth and expansion strategies and other strategic initiatives;
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets (Unaudited)

(In millions, except per-share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$46.7	$79.6
Receivables, net of allowance for current expected credit losses	165.9	188.7
Inventories, net	283.9	258.0
Other current assets	13.7	19.1
Total current assets	510.1	545.4
Property, plant and equipment	2,369.8	2,328.4
Accumulated depreciation and amortization	(1,342.7)	(1,305.4)
Property, plant and equipment, net	1,027.1	1,023.1
Goodwill and intangible assets, net	51.2	52.9
Other assets, net	52.4	57.9
Total assets	$1,640.7	$1,679.2

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$0.6	$0.6
Accounts payable and accrued liabilities	258.5	319.7
Total current liabilities	259.1	320.4
Long-term debt	328.5	281.6
Liability for pension and other postretirement employee benefits	51.9	52.5
Deferred tax liabilities and other long-term obligations	164.6	170.2
Total liabilities	804.0	824.7

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,567,722 shares issued	—	—
Additional paid-in capital	6.5	11.5
Treasury stock, at cost, 458,643 and 122,821 shares	(12.7)	(3.3)
Retained earnings	877.3	880.8
Accumulated other comprehensive loss, net of tax	(34.4)	(34.5)
Total stockholders' equity	836.7	854.6
Total liabilities and stockholders' equity	$1,640.7	$1,679.2
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per-share data)	2025	2024	2025	2024
Net sales	$391.8	$344.4	$770.0	$603.2
Costs and expenses:
Cost of sales	348.8	346.4	690.3	571.9
Selling, general and administrative expenses	26.1	30.3	55.0	58.4
Other operating charges, net	7.1	14.6	18.9	20.6
Total operating costs and expenses	382.1	391.3	764.2	650.8
Income (loss) from continuing operations	9.8	(46.9)	5.8	(47.6)
Interest expense, net	(3.9)	(9.6)	(7.3)	(10.8)
Other non-operating income (expense)	(0.3)	0.3	(0.6)	0.7
Total non-operating expense	(4.2)	(9.3)	(7.9)	(10.1)
Income (loss) from continuing operations before income taxes	5.5	(56.2)	(2.1)	(57.7)
Income tax provision (benefit)	1.9	(14.6)	0.1	(14.1)
Income (loss) from continuing operations	3.6	(41.6)	(2.3)	(43.7)
Income (loss) from discontinued operations, net of tax	(0.9)	15.7	(1.3)	35.0
Net income (loss)	$2.7	$(25.8)	$(3.6)	$(8.6)

Net income (loss) per common share:
Income (loss) per share from continuing operations - basic	$0.22	$(2.50)	$(0.14)	$(2.62)
Income (loss) per share from discontinued operations - basic	(0.06)	0.95	(0.08)	2.10
Net income (loss) per share - basic	$0.17	$(1.55)	$(0.22)	$(0.52)

Income (loss) per share from continuing operations - diluted	0.22	$(2.50)	(0.14)	$(2.62)
Income (loss) per share from discontinued operations - diluted	(0.06)	0.95	(0.08)	2.10
Net income (loss) per share - diluted	$0.17	$(1.55)	$(0.22)	$(0.52)

Average shares of common stock used to compute net income (loss) per share (in thousands):
Basic	16,220	16,661	16,297	16,634
Diluted	16,241	16,661	16,297	16,634
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$2.7	$(25.8)	$(3.6)	$(8.6)
Other comprehensive loss:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial gain (loss) included in net periodic cost, net of immaterial tax	—	—	0.1	(0.1)
Other comprehensive income (loss), net of tax	—	—	0.1	(0.1)
Comprehensive income (loss)	$2.7	$(25.8)	$(3.5)	$(8.7)
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Operating activities
Net loss	$(3.6)	$(8.6)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	45.0	54.1
Equity-based compensation expense	3.5	8.1
Deferred taxes	(0.6)	(5.1)
Defined benefit pension and other postretirement employee benefits	(0.2)	(1.7)
Amortization of deferred debt costs	1.1	1.1
Loss on sale or impairment associated with assets	3.1	0.8
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	22.6	(57.8)
(Increase) decrease in inventories	(25.3)	1.0
Decrease in other current assets	4.2	—
Increase (decrease) in accounts payable and accrued liabilities	(76.4)	89.9
Other, net	(0.1)	(1.5)
Net cash flows provided by (used in) operating activities	(26.7)	80.3
Investing activities
Additions to property, plant and equipment, net [1]	(55.6)	(36.6)
Acquisition of business	—	(708.2)
Net cash flows used in investing activities	(55.6)	(744.8)
Financing activities
Borrowings on long-term debt	65.0	723.5
Repayments of long-term debt	(18.3)	(50.5)
Repurchases of common stock	(15.1)	(3.5)
Payments of debt issuance costs	—	(4.5)
Other, net	17.8	(2.9)
Net cash flows provided by financing activities	49.3	662.1
Decrease in cash and cash equivalents	(33.0)	(2.4)
Cash and cash equivalents at beginning of period	79.6	42.0
Cash and cash equivalents at end of period	$46.7	$39.6

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$7.3	$17.8
Cash paid for income taxes	$57.4	$15.4

1 Capital expenditures of $15.5 million and $35.1 million that have not been paid as of June 30, 2025 and 2024 were excluded from the Statements of Cash Flows.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2023	16,485	$—	$14.9	—	$—	$684.5	$(30.7)	$668.8
Net income	—	—	—	—	—	17.2	—	17.2
Stock-based compensation expense	—	—	2.2	—	—	—	—	2.2
Issuance of shares under stock plans, net	175	—	(3.1)	—	—	—	—	(3.1)
Repurchases of common stock	(13)	—	(0.5)	—	—	—	—	(0.5)
Balance at March 31, 2024	16,647	$—	$13.5	—	$—	$701.7	$(30.7)	$684.5
Net loss	—	—	—	—	—	(25.8)	—	(25.8)
Stock-based compensation expense	—	—	2.8	—	—	—	—	2.8
Issuance of shares under stock plans, net	59	—	0.2	—	—	—	—	0.2
Repurchases of common stock	(64)	—	(3.0)	—	—	—	—	(3.0)
Balance at June 30, 2024	16,642	$—	$13.5	—	$—	$675.8	$(30.7)	$658.6

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2024	16,568	$—	$11.5	(123)	$(3.3)	$880.8	$(34.5)	$854.6
Net loss	—	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Issuance of shares under stock plans, net	—	—	(7.9)	191	5.7	—	—	(2.3)
Repurchases of common stock	—	—	—	(380)	(10.9)	—	—	(10.9)
Balance at March 31, 2025	16,568	$—	$5.0	(312)	$(8.5)	$874.5	$(34.5)	$836.6
Net income	—	—	—	—	—	2.7	—	2.7
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Issuance of shares under stock plans, net	—	—	(0.1)	2	—	—	—	—
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.1	0.1
Repurchases of common stock	—	—	—	(148)	(4.2)	—	—	(4.2)
Balance at June 30, 2025	16,568	$—	$6.5	(459)	$(12.7)	$877.3	$(34.4)	$836.7
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures primarily related to the rate reconciliation and disaggregation of income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We will adopt this ASU prospectively and it will result in additional disclosure, but it will not impact our consolidated financial position, results of operations or cash flows.
Note 3 Business Acquisition
On May 1, 2024, we completed the acquisition of a paperboard manufacturing facility and associated business, located in Augusta, Georgia (Augusta). The purchase price of the Augusta acquisition was allocated to assets acquired and liabilities based on the fair values as of the date of acquisition. The purchase price allocation is final as of May 1, 2025.
The purchase price allocation as of May 1, 2025 is as follows:

	May 1, 2024
	Original Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Purchase price	$708.2	$—	$708.2
Inventories, net	102.8	0.7	103.5
Other current assets	0.4	(0.1)	0.4
Property, plant and equipment	609.3	1.0	610.3
Other assets, net	11.8	—	11.8
Total assets acquired	724.3	1.6	725.9
Current portion of long-term debt	(0.6)	—	(0.6)
Accounts payable and accrued liabilities	(7.7)	(0.8)	(8.5)
Long-term debt	(8.9)	—	(8.9)
Other long-term obligations	(12.6)	—	(12.6)
Total liabilities assumed	(29.7)	(0.8)	(30.5)
Net assets acquired	694.5	0.8	695.3
Goodwill	13.7	(0.8)	12.9
Total estimated fair value of net assets acquired	$708.2	$—	$708.2
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

	Quarter Ended June 30,	Six Months Ended June 30,
	2024	2024
Net sales	$650.1	$1,271.4
Net loss	(23.2)	(21.9)

Note 4 Discontinued Operations
In November 2024, we sold our tissue operations. The results of our tissue operations were classified as discontinued operations in our Consolidated Statements of Operations for all periods presented. Amounts included below, for the quarter and six months ended June 30, 2025, consist of the settlement of contractual and employment related obligations that are directly related to the disposal. The following table presents the financial results of the tissue segment for the quarter and six months ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$—	$252.8	$—	$505.9
Cost of sales	0.4	201.0	0.9	399.0
Selling, general and administrative expenses	0.2	7.7	0.3	15.7
Depreciation and amortization	—	14.4	—	28.2
Other operating charges, net	0.5	2.5	1.5	4.4
Income (loss) from discontinued operations	(1.2)	27.3	(2.6)	58.6
Other non-operating expense	—	(6.4)	—	(11.7)
Total non-operating expense	—	(6.4)	—	(11.7)
Income (loss) from discontinued operations before income taxes	(1.2)	20.9	(2.6)	46.8
Income tax benefit (provision)	0.3	(5.1)	1.4	(11.8)
Income (loss) from discontinued operations, net of tax	$(0.9)	$15.7	$(1.3)	$35.0
The major components of “Other operating charges, net” included in discontinued operations for the quarter and six months ended June 30, 2025 and 2024 are reflected in the table below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Divestiture related costs	$0.5	$2.5	$1.5	$4.2
Loss on sale or impairment associated with assets	—	—	—	0.2
	$0.5	$2.5	$1.5	$4.4

Operating and investing cash flows of the discontinued operation are presented in the following table:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities of discontinued operations	$(2.0)	$103.1
Net cash used in investing activities of discontinued operations	—	(5.9)

Additionally, we have not finalized the working capital adjustment with the buyer and therefore have accrued an estimate in "Accounts payable and accrued liabilities" included on our Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 was $19.2 million and $0.5 million associated with cash collected under the transition services agreement which will be remitted during the third quarter of 2025.
Note 5 Fair Value Measurements
Carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The fair value of our debt is included in the following table:

	June 30, 2025	December 31, 2024
2020 Notes, maturing 2028, fixed interest rate	$260.7	$258.9
ABL Credit Agreement, variable interest rate	47.0	—
	$307.7	$258.9

Note 6 Receivables
Receivables consist of:

	June 30, 2025	December 31, 2024
Trade accounts receivable	$148.2	$167.5
Allowance for current expected credit losses	(1.8)	(1.6)
Unbilled receivables	4.2	5.3
Taxes receivable	8.4	2.6
Other	6.9	15.0
	$165.9	$188.7
Note 7 Inventories
Inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	June 30, 2025	December 31, 2024
Logs, chips and sawdust	$22.3	$25.1
Pulp	9.4	6.9
Paperboard products	141.6	123.4
Materials and supplies	110.6	102.5
	$283.9	$258.0
Note 8 Property, Plant and Equipment
Property, plant and equipment consist of:

	June 30, 2025	December 31, 2024
Land and land improvements	$65.8	$65.8
Buildings and improvements	232.4	232.4
Machinery and equipment	2,028.7	1,942.6
Construction in progress	42.9	87.6
	2,369.8	2,328.4
Less accumulated depreciation and amortization	(1,342.7)	(1,305.4)
Property, plant and equipment, net	$1,027.1	$1,023.1
Note 9 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	June 30, 2025	December 31, 2024
Trade payables	$162.9	$164.6
Accrued compensation	24.3	38.2
Operating lease liabilities	11.8	11.1
Taxes payable	—	50.8
Other	59.6	55.0
	$258.5	$319.7
Included in "Accounts payable and accrued liabilities" are $15.5 million and $25.8 million related to capital expenditures that had not yet been paid as of June 30, 2025 and December 31, 2024.
We maintain a program with a financial institution to provide our vendors with an option to receive payment earlier than our standard payment terms. As of June 30, 2025 and December 31, 2024, $10.3 million and $12.7 million of outstanding obligations under this program were included in "Other" in the table above.

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

For the six months ended June 30, 2025, we recognized an income tax provision of $0.1 million on loss from continuing operations and a benefit of $14.1 million on loss from continuing operations in the same period in 2024. Our effective tax rate for the six months ended June 30, 2025 varied from the U.S. federal statutory tax rate of 21.0% primarily due to the effects of state taxes, nondeductible compensation, and a change in the state valuation allowance.
Note 11 Debt
Long-term debt at the balance sheet dates consisted of:

		June 30, 2025			December 31, 2024
	Interest Rate at June 30, 2025	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
2020 Notes, maturing 2028, fixed interest rate	4.75%	$275.0	$(1.6)	$273.4	$275.0	$(1.8)	$273.2
ABL Credit Agreement (revolving loan), maturing 2027, variable interest rate	5.7%	47.0	—	47.0	—	—	—
Finance leases		8.7	—	8.7	9.1	—	9.1
Total debt		330.7	(1.6)	329.1	284.1	(1.8)	282.2
Less: current portion		(0.6)		(0.6)	(0.6)	—	(0.6)
Net long-term portion		$330.1	$(1.6)	$328.5	$283.4	$(1.8)	$281.6
PCA CREDIT AGREEMENT
On May 1, 2024, we entered into the PCA Credit Agreement with the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent. The PCA Credit Agreement amended and restated our prior credit agreement dated as of October 27, 2023 with the lenders party thereto and AgWest Farm Credit, PCA as administrative agent. The term revolver commitment under the PCA Credit Agreement is subject to an annual reduction of 2% of the commitments then in effect and is currently $264.6 million. As of June 30, 2025, no balance was outstanding on the term revolver commitment. We may increase term revolver commitments under the PCA Credit Agreement in an aggregate amount of up to $60.0 million, subject to obtaining commitments from any participating lenders and certain other conditions. The PCA Credit Agreement matures on May 1, 2029, subject to a springing maturity 91 days prior to the maturity of the Company’s 2020 Notes if the outstanding principal of the 2020 Notes plus $50.0 million at any time during such 91 day period is greater than the sum of our available borrowing liquidity and unrestricted cash.
We may prepay and reborrow any borrowings under the PCA Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). In addition, we must make mandatory prepayments of principal under the PCA Credit Agreement upon the occurrence of certain asset sales.
ABL CREDIT AGREEMENT
Our ABL Credit Agreement matures on November 7, 2027. The revolving loan commitment under the ABL Credit Agreement is $375.0 million, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. As of June 30, 2025, our eligible receivables and inventory supported up to $245.1 million availability under the line, of which we utilized $50.7 million, consisting of $47.0 million borrowings outstanding and $3.7 million to issue letters of credit.
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

Note 12 Other Operating Charges
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2025 and 2024 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Acquisition related costs	$—	$10.1	$—	$13.4
Integration costs	0.9	1.9	4.7	3.3
Cost reduction plan	0.8	—	6.1	—
Loss on sale or impairment associated with assets	3.1	0.7	3.1	0.7
Directors' equity-based compensation expense	0.9	2.0	0.5	3.1
Other	1.5	—	4.5	—
	$7.1	$14.6	$18.9	$20.6
2025
During the second quarter of 2025, we recorded $7.1 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $0.9 million associated with integration activities related to the Augusta operations;
•expense of $0.8 million associated with our cost reduction plan (primarily severance cost);
•expense of $3.1 million associated with impairment of assets; and
•expense of $0.9 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
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
2024
During the second quarter of 2024, we recorded $14.6 million of expense in "Other operating charges, net." The components of the expense include:
•expense of $10.1 million associated with acquisition activities (primarily legal and professional services);
•expense of $1.9 million associated with restructuring and integration activities (primarily professional services); and
•expense of $2.0 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
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

Note 13 Non-Operating Expense
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2025 and 2024 are reflected in the table below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$(3.9)	$(9.9)	$(7.3)	$(11.6)
Amortization of debt issuance costs	(0.6)	(0.5)	(1.1)	(0.6)
Interest income	0.5	0.8	1.1	1.4
Interest expense, net	(3.9)	(9.6)	(7.3)	(10.8)

Non-operating pension and other postretirement employee benefits	(0.3)	0.3	(0.6)	0.7
Total non-operating expense	$(4.2)	$(9.3)	$(7.9)	$(10.1)
Note 14 Retirement Plans and Postretirement Benefits
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
Pension Benefit Plans	2025	2024	2025	2024
Service cost	$0.8	$0.6	$1.5	$1.3
Interest cost	3.0	3.0	5.9	5.9
Expected return on plan assets	(3.3)	(3.9)	(6.7)	(7.9)
Amortization of actuarial loss	0.2	—	0.4	0.1
Net periodic cost	$0.6	$(0.3)	$1.2	$(0.6)

	Quarter Ended June 30,		Six Months Ended June 30,
Other Postretirement Employee Benefit Plans	2025	2024	2025	2024
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.6	0.7	1.2	1.3
Amortization of actuarial gain	(0.1)	(0.1)	(0.3)	(0.1)
Net periodic cost	$0.5	$0.6	$1.0	$1.3

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service component of net periodic cost is recorded in "Other non-operating income (expense)" on our Consolidated Statements of Operations. For the quarter and six months ended June 30, 2025, we recorded $0.7 million and $1.3 million to "Cost of sales" and $0.1 million and $0.3 million to "Selling, general, and administrative expenses." For the quarter and six months ended June 30, 2024, we recorded $0.5 million and $1.0 million to "Cost of sales," $0.1 million and $0.3 million to "Selling, general, and administrative expenses," and $0.1 million to Discontinued Operations.

Note 15 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2023	$(42.0)	$11.3	$(30.7)
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.1)	(0.1)
Balance at June 30, 2024	$(41.9)	$11.2	$(30.7)

Balance at December 31, 2024	$(47.8)	$13.4	$(34.5)
Amounts reclassified from accumulated other comprehensive loss	0.3	(0.2)	0.1
Balance at June 30, 2025	$(47.5)	$13.2	$(34.4)
Note 16 Stockholders' Equity
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At June 30, 2025, approximately 0.6 million shares were available for future issuance under our current plan.

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total stock-based compensation expense	$2.5	$4.7	$3.5	$8.1
Income tax provision related to stock-based compensation	$0.5	$1.0	$0.2	$1.3
Impact on cash flow from proceeds on options exercised	$—	$1.1	$—	$1.1
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$—	$0.8	$2.3	$3.9
As of June 30, 2025, there was $12.3 million of total unrecognized compensation costs related to outstanding restricted stock unit awards.
During the six months ended June 30, 2025, we granted 196,128 restricted stock units (time vesting) at an average grant date fair value of $28.35 per share and 190,914 restricted stock units (performance vesting) at an average grant date fair value of $31.02 per share.
During the quarter and six months ended June 30, 2024, stock-based compensation expense of $4.3 million and $7.3 million was charged to continuing operations and $0.4 million and $0.8 million was charged to discontinued operations.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Basic weighted-average common shares outstanding	16,220	16,661	16,297	16,634
Incremental shares due to:
Stock-based awards	20	—	—	—
Diluted weighted-average common shares outstanding	16,241	16,661	16,297	16,634
Shares excluded from the computation of diluted earnings (loss) per share were 0.3 million and 0.4 million for the quarter and six months ended June 30, 2025 and 0.4 million for the quarter and six months ended June 30, 2024 as they were either antidilutive (not in-the-money) or the required performance conditions were not met.

Note 18 Cost Reduction Plan
In early 2025, we announced a plan to reduce our cost structure across operations and selling, general and administrative expenses as we right-size our operations after the sale of our tissue operations (discussed at Note 3). In connection with these activities, we expect to record employee severance costs of $5 to $7 million by the end of 2025. During the quarter and six months ended June 30, 2025, we incurred severance expense of $1 million and $5.1 million associated with this plan. The remaining severance will be recognized from the date of notification until it is earned.
Changes in our severance liability (included in accounts payable and accrued liabilities on the consolidated balance sheet) for the six months ended June 30, 2025 are as follows:

Total
Balance at December 31, 2024	$—
Employee severance charges included in "other operating charges, net"	5.1
Cost paid or otherwise settled	(4.5)
Balance at June 30, 2025	$0.5

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

Net sales classified by major product lines and a reconciliation of significant expenses to consolidated income from continuing operations is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales by product line:
Food service	$166.1	$134.7	$317.5	$224.3
Folding carton	147.6	147.6	296.0	254.6
Sheeting and distribution	39.9	41.2	78.7	81.6
Pulp and other	38.2	20.9	77.8	42.7
Total net sales	$391.8	$344.4	$770.0	$603.2

Input cost (raw materials and energy)	174.5	145.9	342.9	261.4
Labor and overhead	128.0	134.7	245.1	215.1
Supply chain costs (principally freight)	39.0	35.7	75.3	61.9
Selling, general and administrative expenses	24.4	29.2	52.8	56.2
Depreciation and amortization	23.5	17.2	45.0	26.4
Interest expense, net	3.9	9.6	7.3	10.8
Non-significant expenses	(7.0)	28.5	3.8	29.2
Income tax provision (benefit)	1.9	(14.6)	0.1	(14.1)
Income (loss) from continuing operations	$3.6	$(41.6)	$(2.3)	$(43.7)
Non-significant expenses is primarily made up of other operating charges, net and changes in inventory.

Note 20 Insurance Recovery
During the first quarter of 2024, we experienced a natural gas disruption due to an extreme weather event that resulted in damage at our Lewiston, Idaho facility. During the quarter ended June 30, 2024, we received $10.5 million in insurance proceeds, of which $4.7 million was related to business interruption insurance and $5.8 million was related to reimbursable costs. We allocated proceeds of $0.9 million to discontinued operations and $9.3 million to continuing operations, and they are recorded within "Cost of sales" in the Consolidated Statement of Operations. Proceeds of $0.3 million were related to property, plant and equipment.

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

The following table provides our Adjusted EBITDA from continuing operations for the periods presented and a reconciliation to net income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$2.7	$(25.8)	$(3.6)	$(8.6)
Less: income (loss) from discontinued operations, net of tax	(0.9)	15.7	(1.3)	35.0
Income (loss) from continuing operations	3.6	(41.6)	(2.3)	(43.7)
Income tax provision (benefit)	1.9	(14.6)	0.1	(14.1)
Interest expense, net	3.9	9.6	7.3	10.8
Depreciation and amortization	23.0	17.0	45.0	25.9
Inventory revaluation on acquired business	—	6.8	—	6.8
Other operating charges, net	7.1	14.6	18.9	20.6
Other non-operating expense (income)	0.3	(0.3)	0.6	(0.7)
Adjusted EBITDA from continuing operations	$39.9	$(8.6)	$69.6	$5.6
OPERATING RESULTS FROM CONTINUING OPERATIONS
The below financial information reflects reclassifications from previously reported information based upon discontinued operations. Historically, the Company has shown certain intercompany pulp costs as offsets as they represent intercompany transactions between our prior consumer products division and the pulp and paperboard manufacturing operations. Based upon discontinued operations treatment of the consumer products division, such transfers of pulp and other inputs have been recast to Net sales on the condensed consolidated statement of operations for all periods shown.

	Quarter Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change
Net sales	$391.8	$344.4	14%	$770.0	$603.2	28%
Cost of sales	348.8	346.4	1%	690.3	571.9	21%
Gross margin	43.0	(2.0)	nm	79.6	31.4	154%
Selling, general and administrative expenses	26.1	30.3	(14)%	55.0	58.4	(6)%
Other operating charges, net	7.1	14.6	(51)%	18.9	20.6	(8)%
Income (loss) from continuing operations	9.8	(46.9)	nm	5.8	(47.6)	nm
Adjusted EBITDA from continuing operations	$39.9	$(8.6)	nm	$69.6	$5.6	nm
NET SALES
Net sales increased 14% and 28% for the quarter and six months ended June 30, 2025 compared to quarter and six months ended June 30, 2024. These increases were driven by higher sales volume due to the addition of the Augusta operations offset by market driven price decreases and changes in our product mix.

	Quarter Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
	2025	2024	2025-2024	2025	2024	2025-2024
Paperboard shipments (short tons)	304,713	272,585	11.8%	594,200	459,888	29.2%
Paperboard sales price (per short ton)	$1,182	$1,216	(2.8)%	$1,185	$1,244	(4.7)%
COST OF SALES
Costs included in our cost of sales include input costs (principally raw materials and energy), labor and overhead, supply chain costs (principally freight and outside warehousing). The table below provides the details of our cost of sales for the quarters and six months ended June 30, 2025 and 2024.

	Quarter Ended June 30,		Increase (decrease)	Six Months Ended June 30,		Increase (decrease)
	2025	2024	2025-2024	2025	2024	2025-2024
Input cost	$174.5	$145.9	19.6%	$342.9	$261.4	31.2%
Labor and overhead	128.0	134.7	(4.9)%	245.1	215.1	14.0%
Supply chain costs	39.0	35.7	9.4%	75.3	61.9	21.6%
Other	(14.5)	14.0	(203.7)%	(15.8)	9.3	(269.8)%
Depreciation and amortization	21.8	16.1	35.2%	42.8	24.2	77.2%
Cost of Sales	$348.8	$346.4	0.7%	$690.3	$571.9	20.7%
In 2024, planned major maintenance outages occurred at our Lewiston, Idaho facility and Cypress Bend, Arkansas facility in the second quarter and Augusta, Georgia facility in the fourth quarter. For the first half of 2025, we completed the planned major maintenance outages at our Cypress Bend, Arkansas facility in the second quarter of 2025. We expect to complete planned major maintenance outages at our Lewiston, Idaho facility in the third quarter of 2025 and at our Augusta, Georgia facility in the fourth quarter of 2025.
Cost of sales increased 1% for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 and due to the inclusion of the Augusta operations and timing of our planned major maintenance offset by higher inventory build. Input costs increased due to higher sales volume with higher costs on a per ton basis across energy and chemicals partially offset by lower fiber costs. Our labor and overhead decreased due to timing of our planned major maintenance outage and implementation of our cost reduction plan, offset by the absence of insurance proceeds received in the second quarter of 2024 related to the weather event that occurred in the first quarter of 2024. Depreciation increased due to inclusion of the Augusta operations. Supply chain costs increased due to higher volumes offset by lower freight costs per ton due to improved freight optimization related to our revised facility footprint.
Cost of sales increased 21% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due primarily to the inclusion of the Augusta operations partially offset by the timing of our planned major maintenance outage. Input costs increased due to higher sales volume with reductions on a per ton basis across fiber, energy and chemicals. Our labor and overhead increased due to the inclusion of the Augusta operations offset by timing of our major maintenance outage and implementation of our cost reduction plan. Depreciation increased due to inclusion of Augusta operations. Supply chain costs increased due to higher volumes offset by lower freight costs per ton due to improved freight optimization related to our revised facility footprint.
GROSS MARGIN
Gross profit increased for the quarter and six months ended June 30, 2025 compared to the same periods in 2024 due to improved operating performance, reduced costs due to timing on our major maintenance outages and planned cost reduction activities, offset by lower sales prices.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased 14% for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 primarily as a result of our planned cost reduction efforts.
Selling, general and administrative expenses decreased 6% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily as a result of our planned cost reductions offset by additional sales costs associated with the Augusta acquisition.
OTHER OPERATING CHARGES
See Note 12, "Other operating charges," of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
OVERALL INCOME FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA
Operating income from continuing operations and Adjusted EBITDA from continuing operations increased for the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024 and the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to timing of our major maintenance outage, lower input costs and our planned cost reduction activities, offset by lower sales pricing. Additionally, impacting operating income from continuing operations were the integration cost associated with the acquisition of the Augusta facility and severance and other costs associated with our planned cost reduction activities.

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
OUTLOOK
Looking forward to the third quarter of fiscal 2025, we expect sales volumes to be flat from the second quarter. We expect energy costs to decrease in the third quarter due to seasonal trends and expect additional benefits from our fixed cost reduction efforts. In addition, we expect an increase in planned major maintenance expense due to our annual outage at our Lewiston, Idaho mill.
On April 2, 2025, the U.S. announced a new universal baseline tariff of 10% on imports from nearly all trading partners, excluding Canada and Mexico, plus an additional country-specific tariff for select trading partners, which were suspended until August 1, 2025. The U.S. has also imposed tariffs of 25% on certain imports from Canada and Mexico, subject to exemptions for goods that comply with the rules of origin of the United States-Mexico-Canada trading agreement (USMCA). These exemptions apply to certain of our raw materials (a portion of our chemicals, pulp and energy) imported from Canada. In July 2025, it was announced an intention to increase tariffs on Canada and Mexico to 35% and 30%, respectively, to be effective August 1. We are evaluating our other expenditures to assess the impact of the recent tariff announcements, but do not currently expect them to have a significant impact on our fiscal 2025 financial results. Given the timing and uncertainty of tariffs and other trade restrictions, including potential retaliatory tariffs, we have not included any material impact from potential tariffs in our outlook above.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently evaluating OBBBA; however, it is not expected to have a material impact on the Company’s consolidated financial statements.
AUGUSTA ACQUISITION - REPRESENTATION AND WARRANTY INSURANCE CLAIM
On February 20, 2024, we and Graphic Packaging International, LLC (“GPK”), a wholly owned subsidiary of Graphic Packaging Holding Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired a paperboard manufacturing facility and associated business, located in Augusta, Georgia (Augusta). The acquisition was completed on May 1, 2024 and the purchase price was $700 million, subject to adjustments for inventory and other assets. The amount paid totaled approximately $710.6 million. Our consolidated statement of operations includes the operation of these assets from May 1, 2024 through June 30, 2025.
GPK made customary representations and warranties in the Purchase Agreement for a transaction of this nature relating to periods prior to, and as of, the closing of the acquisition. We obtained representation and warranty insurance, subject to exclusions, a policy limit of $105 million, and certain other terms and conditions, to cover losses resulting from a breach of these representations and warranties. We have notified the insurance carriers of alleged breaches of certain representations and warranties contained in the Purchase Agreement. In July 2025, we submitted our claims to the insurance carriers for losses arising of the alleged breaches. Although we believe that our claims are meritorious, no assurance can be given as to whether we will recover all, or any part, of the losses for which we have made such claims. No gains or receivables have been recognized related to this claim as of June 30, 2025.

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
Operating Activities
Net cash flow used in operating activities for the six months ended June 30, 2025 were $26.7 million compared to net cash flows provided by operating activities of $80.3 million for the six months ended June 30, 2024. This decrease was driven by lower operating performance due to the divestiture of our tissue operations which are included in discontinued operations in the first six months of 2024 and reduced cash flows from remaining operations due to market weakness and lower pricing environment. Additionally, during the second quarter of 2025, we paid $57.2 million related to our 2024 income tax liability primarily related to the sale of our Tissue operations in 2024. Accounts receivable and accounts payable agings as of June 30, 2025 have remained relatively consistent with balances as of December 31, 2024.
Investing Activities
Net cash flows used in investing activities for six months ended June 30, 2025 were $55.6 million compared to $744.8 million in the same period of the prior year related to capital expenditures and the acquisition of our Augusta, Georgia facility. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets was $15.5 million and $35.1 million related to unpaid capital expenditures at June 30, 2025 and 2024.
During 2025, we expect cash paid for capital expenditures to be approximately $80 million to $90 million.
Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $49.3 million. We borrowed $65.0 million and repaid $18.3 million on our ABL.We used $15.1 million to repurchase stock and $2.3 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, as of June 30, 2025, we had collected $20.1 million in cash related to the transition services agreement which will be remitted during the third quarter of 2025.
During the six months ended June 30, 2024, net cash provided by financing activities was $662.1 million. We received net proceeds of $723.5 million from the issuance of long-term debt related to the business acquisition. We used $4.5 million for debt issuance costs, $3.5 million to repurchase stock, and repaid debt of $50.5 million.
ABL Credit Agreement
The Company is also party to a Credit Agreement, dated July 26, 2019, with JPMorgan Chase Bank, N.A., as administrative agent and several lenders, as amended on May 1, 2024 (as so amended, the “ABL Credit Agreement”) that includes a $375 million revolving loan commitment, subject to borrowing base limitations. The ABL Credit Agreement matures, on November 7, 2027. As of June 30, 2025, our borrowing base supported up to $245.1 million availability under the ABL of which we utilized $50.7 million, consisting of $47.0 million borrowings outstanding and $3.7 million under letters of credit. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. We may, at our option, prepay and reborrow any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
Under the ABL Credit Agreement, loans may bear interest based on SOFR or Alternative Base Rate, as applicable, plus, in each case, an applicable margin that is based on availability, as calculated under the ABL Credit Agreement that may vary from 1.25% per annum to 1.75% per annum in the case of SOFR loans and 0.25% per annum to 0.75% per annum in the case of annual base rate loans. In addition, a commitment fee based on unused availability is also payable which may vary from 0.25% per annum to 0.375% per annum.

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
At June 30, 2025, we were in compliance with the covenants associated with our ABL Credit Agreement, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our ABL Credit Agreement or other credit agreements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant developments with regard to our exposure to market risk for the quarter ended June 30, 2025. For a discussion of certain market risks to which we may be exposed, see Part II, “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.	Controls and Procedures
As of June 30, 2025, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We evaluated changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025.
The financial controls for Augusta Pulp and Paperboard operations (acquired in May 2024) were eligible for a one-year exemption from the requirements of Section 404 and had been excluded through April 30, 2025. As of May 1, 2025, we updated our internal controls over financial reporting, as necessary, to support the integration of this mill. Except as it relates to the integration of the Augusta Acquisition, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

The following table reflects our shares repurchased during the second quarter of 2025. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2025 to April 30, 2025	—	$—	—	$85.8
May 1, 2025 to May 31, 2025	48,200	$29.39	48,200	$84.4
June 1, 2025 to June 30, 2025	99,900	$28.35	99,900	$81.6
Total	148,100	$28.69	148,100

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 5.	Other Information.

During the quarter ended June 30, 2025, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of regulation S-K.

ITEM 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed herewith?	Form	Exhibit No.	Date Filed
31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.	X
10.1	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan.		8-K	10.1	May 12, 2025
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	Certain schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, annexes and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

July 29, 2025	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

July 29, 2025	By:	/s/ SHERRI J. BAKER
Sherri J. Baker
Senior Vice President, Chief Financial Officer (Principal Financial Officer)