Form 10-Q
period 2025-09-30
Clearwater Paper Corp
filed 2025-10-28
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of October 27, 2025 was 16,038,337.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements as to our expectations for fourth-quarter 2025 operating performance, including anticipated sales volumes, product mix, maintenance-outage timing, energy costs and expected benefits from our fixed-cost-reduction initiatives; our cost-reduction and restructuring plan, including the amount and timing of severance and other related charges; our liquidity and capital resources, including our ability to generate cash flows from operations, access borrowing capacity and remain in compliance with financial covenants under our credit agreements; our expected capital expenditures for 2025 and the anticipated timing of such spending; our efforts to integrate the Augusta, Georgia facility and realize related synergies, efficiencies and financial benefits; our belief that the representation-and-warranty insurance claim related to the Augusta acquisition is meritorious and the extent to which we may recover any losses; our expectation that the sale of our tissue operations and related restructuring activities will achieve intended financial and operational outcomes; our ongoing assessment of potential asset dispositions, reorganizations or impairment charges; our expectations regarding labor contract negotiations at the Lewiston, Idaho facility and related retroactive wage adjustments; our evaluation of macroeconomic factors, including the impact of U.S. and foreign tariff and trade policies and related cost changes in energy, chemicals, pulp and freight; our expectations concerning the One Big Beautiful Bill Act (“OBBBA”) and other changes in tax law or accounting standards; our expectations with respect to environmental matters, including the PFAS-related litigation involving the Augusta facility and potential insurance recoveries; and our ability to execute our growth, expansion and strategic initiatives and other plans described in this report. Words such as “anticipate,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2024 Form 10-K, as well as the following:
•our inability to realize the expected benefits of the Augusta, Georgia paperboard manufacturing facility acquisition, including anticipated financial results;
•purchase price adjustments and/or unexpected costs, charges or expenses resulting from the sale of our consumer products division (“tissue business”);
•the inability to successfully implement our restructuring initiatives in response to the sale of our tissue business;
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets (Unaudited)

(In millions, except per-share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$34.4	$79.6
Receivables, net of allowance for current expected credit losses	161.7	188.7
Inventories, net	283.2	258.0
Other current assets	8.7	19.1
Total current assets	487.9	545.4
Property, plant and equipment	2,379.5	2,328.4
Accumulated depreciation and amortization	(1,363.6)	(1,305.4)
Property, plant and equipment, net	1,015.9	1,023.1
Goodwill and intangible assets, net	2.7	52.9
Other assets, net	54.9	57.9
Total assets	$1,561.4	$1,679.2

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$0.6	$0.6
Accounts payable and accrued liabilities	231.7	319.7
Total current liabilities	232.4	320.4
Long-term debt, net	335.5	281.6
Liability for pension and other postretirement employee benefits	51.6	52.5
Deferred tax liabilities	80.9	89.7
Other long-term obligations	78.2	80.5
Total liabilities	778.5	824.7

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,567,722 shares issued	—	—
Additional paid-in capital	8.2	11.5
Treasury stock, at cost, 529,385 and 122,821 shares	(14.8)	(3.3)
Retained earnings	823.9	880.8
Accumulated other comprehensive loss, net of tax	(34.3)	(34.5)
Total stockholders' equity	783.0	854.6
Total liabilities and stockholders' equity	$1,561.4	$1,679.2
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per-share data)	2025	2024	2025	2024
Net sales	$399.0	$393.3	$1,169.0	$996.5
Costs and expenses:
Cost of sales	380.3	363.2	1,070.6	935.1
Selling, general and administrative expenses	24.7	31.6	79.7	90.0
Other operating charges, net	1.5	(0.3)	20.4	20.3
Goodwill impairment	48.0	—	48.0	—
Total operating costs and expenses	454.4	394.5	1,218.7	1,045.4
Loss from continuing operations	(55.4)	(1.2)	(49.6)	(48.9)
Interest expense, net	(4.7)	(13.1)	(12.0)	(24.0)
Other non-operating income (expense)	(0.3)	0.3	(0.9)	1.0
Total non-operating expense	(5.0)	(12.8)	(12.9)	(22.9)
Loss from continuing operations before income taxes	(60.4)	(14.0)	(62.6)	(71.8)
Income tax benefit	(6.5)	(3.3)	(6.3)	(17.4)
Loss from continuing operations	(53.9)	(10.7)	(56.2)	(54.4)
Income (loss) from discontinued operations, net of tax	0.6	16.6	(0.7)	51.6
Net income (loss)	$(53.3)	$5.8	$(56.9)	$(2.8)

Net income (loss) per common share (basic and diluted):
Loss per share from continuing operations	$(3.34)	$(0.64)	$(3.47)	$(3.27)
Income (loss) per share from discontinued operations	0.04	1.00	(0.04)	3.10
Net income (loss) per share - basic and diluted	$(3.30)	$0.35	$(3.51)	$(0.17)

Average shares of common stock used to compute net income (loss) per share (in thousands):
Basic and diluted	16,142	16,620	16,213	16,629
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$(53.3)	$5.8	$(56.9)	$(2.8)
Other comprehensive income (loss):
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial gain (loss) included in net periodic cost, net of immaterial tax	—	—	0.1	(0.1)
Other comprehensive income (loss), net of tax	—	—	0.1	(0.1)
Comprehensive income (loss)	$(53.3)	$5.8	$(56.8)	$(2.9)
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Operating activities
Net loss	$(56.9)	$(2.8)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Goodwill impairment	48.0	—
Depreciation and amortization	68.7	78.3
Equity-based compensation expense	4.1	7.2
Deferred taxes	(7.0)	(10.0)
Defined benefit pension and other postretirement employee benefits	(0.3)	(3.2)
Gain on business divestiture	(1.1)	—
Amortization of deferred debt costs	1.7	2.0
Loss on sale or impairment associated with assets	5.1	1.6
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	26.8	(62.3)
Increase in inventories	(25.3)	(5.6)
Decrease in other current assets	9.9	3.4
Increase (decrease) in accounts payable and accrued liabilities	(65.0)	89.8
Other, net	(1.4)	(1.9)
Net cash flows provided by operating activities	7.3	96.5
Investing activities
Additions to property, plant and equipment, net [1]	(73.9)	(83.6)
Acquisition of business	—	(708.2)
Adjustment to proceeds from business divestiture	(12.1)	—
Net cash flows used in investing activities	(86.0)	(791.8)
Financing activities
Borrowings on long-term debt	72.0	753.5
Repayments of long-term debt	(18.5)	(50.9)
Repurchases of common stock	(17.2)	(6.0)
Payments of debt issuance costs	—	(4.9)
Other, net	(2.8)	(2.7)
Net cash flows provided by financing activities	33.5	688.9
Decrease in cash and cash equivalents	(45.2)	(6.5)
Cash and cash equivalents at beginning of period	79.6	42.0
Cash and cash equivalents at end of period	$34.4	$35.5

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$14.8	$42.7
Cash paid for income taxes, net of refunds received	$57.4	$14.8

1 Capital expenditures of $11.8 million and $25.5 million that have not been paid as of September 30, 2025 and 2024 were excluded from the Statements of Cash Flows.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2023	16,485	$—	$14.9	—	$—	$684.5	$(30.7)	$668.8
Net income	—	—	—	—	—	17.2	—	17.2
Stock-based compensation expense	—	—	2.2	—	—	—	—	2.2
Issuance of shares under stock plans, net	175	—	(3.1)	—	—	—	—	(3.1)
Repurchases of common stock	(13)	—	(0.5)	—	—	—	—	(0.5)
Balance at March 31, 2024	16,647	$—	$13.5	—	$—	$701.7	$(30.7)	$684.5
Net loss	—	—	—	—	—	(25.8)	—	(25.8)
Stock-based compensation expense	—	—	2.8	—	—	—	—	2.8
Issuance of shares under stock plans, net	59	—	0.2	—	—	—	—	0.2
Repurchases of common stock	(64)	—	(3.0)	—	—	—	—	(3.0)
Balance at June 30, 2024	16,642	$—	$13.5	—	$—	$675.8	$(30.7)	$658.6
Net income	—	—	—	—	—	5.8	—	5.8
Stock-based compensation expense	—	—	2.7	—	—	—	—	2.7
Issuance of shares under stock plans, net	13	—	0.1	—	—	—	—	0.1
Repurchases of common stock	(64)	—	(2.5)	—	—	—	—	(2.5)
Balance at September 30, 2024	16,591	$—	$13.7	—	$—	$681.7	$(30.8)	$664.6

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2024	16,568	$—	$11.5	(123)	$(3.3)	$880.8	$(34.5)	$854.6
Net loss	—	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Issuance of shares under stock plans, net	—	—	(7.9)	191	5.7	—	—	(2.3)
Repurchases of common stock	—	—	—	(380)	(10.9)	—	—	(10.9)
Balance at March 31, 2025	16,568	$—	$5.0	(312)	$(8.5)	$874.5	$(34.5)	$836.6
Net income	—	—	—	—	—	2.7	—	2.7
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Issuance of shares under stock plans, net	—	—	(0.1)	2	—	—	—	—
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.1	0.1
Repurchases of common stock	—	—	—	(148)	(4.2)	—	—	(4.2)
Balance at June 30, 2025	16,568	$—	$6.5	(459)	$(12.7)	$877.3	$(34.4)	$836.8
Net loss	—	—	—	—	—	(53.3)	—	(53.3)
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Issuance of shares under stock plans, net	—	—	—	—	—	—	—	—
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.1	0.1
Repurchases of common stock	—	—	—	(71)	(2.1)	—	—	(2.1)
Balance at September 30, 2025	16,568	$—	$8.2	(529)	$(14.8)	$823.9	$(34.3)	$783.0
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
Note 2 Recently Issued Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable. This ASU is effective or annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements.
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
Note 3 Business Acquisition
On May 1, 2024, we completed the acquisition of a paperboard manufacturing facility and associated business, located in Augusta, Georgia (Augusta). The purchase price of the Augusta acquisition was allocated to assets acquired and liabilities based on the fair values as of the date of acquisition. The purchase price allocation was final as of May 1, 2025.
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

Nine Months Ended September 30,
2024
Net sales	$1,185.3
Net income (loss)	(16.1)

Note 4 Discontinued Operations
In November 2024, we sold our tissue operations. The results of our tissue operations were classified as discontinued operations in our Consolidated Statements of Operations for all periods presented. Amounts included below, for the quarter and nine months ended September 30, 2025, consist of the settlement of contractual and employment related obligations that are directly related to the disposal. The following table presents the financial results of the tissue segment for the quarter and nine months ended September 30, 2025 and 2024:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$—	$262.4	$—	$768.3
Cost of sales	0.1	212.2	1.0	611.1
Selling, general and administrative expenses	0.1	7.0	0.3	22.7
Depreciation and amortization	—	6.7	—	35.0
Gain on business divestiture	(1.1)	—	(1.1)	—
Other operating charges, net	0.1	6.3	1.6	10.8
Income (loss) from discontinued operations	0.8	30.1	(1.8)	88.7
Other non-operating expense	—	(8.0)	—	(19.7)
Total non-operating expense	—	(8.0)	—	(19.7)
Income (loss) from discontinued operations before income taxes	0.8	22.1	(1.8)	68.9
Income tax provision (benefit)	0.2	5.6	(1.2)	17.4
Income (loss) from discontinued operations, net of tax	$0.6	$16.6	$(0.7)	$51.6
The major components of “Other operating charges, net” included in discontinued operations for the quarter and nine months ended September 30, 2025 and 2024 are reflected in the table below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Divestiture related costs	$0.1	$6.2	$1.6	$10.5
Loss on sale or impairment associated with assets	—	0.1	—	0.3
	$0.1	$6.3	$1.6	$10.8
During the quarter ended September 30, 2025, we finalized the working capital adjustment associated with the business divestiture, resulting in a $1.1 million gain due to the reversal of a portion of the previously accrued settlement amount. The final cash payment totaled $12.1 million.
Operating and investing cash flows of the discontinued operation are presented in the following table:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities of discontinued operations	$(1.4)	$133.8
Net cash used in investing activities of discontinued operations	—	(9.8)

Note 5 Fair Value Measurements
Carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The fair value of our debt is included in the following table:

	September 30, 2025	December 31, 2024
2020 Notes, maturing 2028, fixed interest rate	$257.8	$258.9
ABL Credit Agreement, variable interest rate	54.0	—
	$311.8	$258.9

Note 6 Receivables
Receivables consist of:

	September 30, 2025	December 31, 2024
Trade accounts receivable	$144.3	$167.5
Allowance for current expected credit losses	(1.8)	(1.6)
Unbilled receivables	5.4	5.3
Taxes receivable	8.4	2.6
Other	5.3	15.0
	$161.7	$188.7
Note 7 Inventories
Inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	September 30, 2025	December 31, 2024
Logs, chips and sawdust	$27.5	$25.1
Pulp	8.4	6.9
Paperboard products	136.9	123.4
Materials and supplies	110.4	102.5
	$283.2	$258.0
Note 8 Property, Plant and Equipment
Property, plant and equipment consist of:

	September 30, 2025	December 31, 2024
Land and land improvements	$65.7	$65.8
Buildings and improvements	232.6	232.4
Machinery and equipment	2,028.9	1,942.6
Construction in progress	52.3	87.6
	2,379.5	2,328.4
Less accumulated depreciation and amortization	(1,363.6)	(1,305.4)
Property, plant and equipment, net	$1,015.9	$1,023.1

Note 9 Goodwill and Intangibles

Changes in the carrying amounts of goodwill and intangible assets are as follows:

	Goodwill	Intangibles	Total
Balance as of December 31, 2024	$48.6	$4.3	$52.9
Recognized goodwill - measurement period adjustment	(0.7)	—	(0.7)
Goodwill impairment	(48.0)	—	(48.0)
Amortization	—	(1.6)	(1.6)
Balance as of September 30, 2025	$—	$2.7	$2.7

During the third quarter of 2025, we concluded that the sustained decline in our stock price (market capitalization) was a triggering event requiring an interim goodwill impairment assessment. We accumulated $35.1 million of goodwill through the acquisition of Manchester Industries in 2016 and $12.9 million of goodwill through the acquisition of the Augusta paperboard facility in 2024. Based on our interim goodwill impairment assessment, we concluded that our carrying value exceeded the estimated fair value. As a result, we have recorded a non-cash goodwill impairment charge of $48.0 million in the third quarter of 2025 which represents a full impairment of the goodwill. The decline in the estimated fair value and the resulting impairment was primarily driven by continued paperboard market softness and additional market capacity coming online which drove a sustained decline in our market capitalization. This was coupled with the increase in our carrying value related to the divestiture of our tissue business in late 2024. The fair market value considered both the market and income approach. As a result of the triggering event, we conducted a recoverability analysis on other long-term assets, including fixed assets and intangible assets subject to amortization. The results indicated that there was no need for any further impairment charges.
Note 10 Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	September 30, 2025	December 31, 2024
Trade payables	$145.7	$164.6
Accrued compensation	31.6	38.2
Operating lease liabilities	11.8	11.1
Taxes payable	—	50.8
Accrued discounts	12.1	8.9
Other	30.5	46.1
	$231.7	$319.7
Included in "Accounts payable and accrued liabilities" are $11.8 million and $25.8 million related to capital expenditures that had not yet been paid as of September 30, 2025 and December 31, 2024.
We maintain a program with a financial institution to provide our vendors with an option to receive payment earlier than our standard payment terms. As of September 30, 2025 and December 31, 2024, $6.3 million and $12.7 million of outstanding obligations under this program were included in "Other" in the table above.
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
For the nine months ended September 30, 2025 and 2024, we recognized an income tax benefit of $6.3 million and $17.4 million on loss from continuing operations. Our effective tax rate for the nine months ended September 30, 2025 varied from the U.S. federal statutory tax rate of 21% primarily due to the effects of state taxes, effects of the tax basis of our goodwill impairment and a change in the state valuation allowance.
Note 12 Debt
Long-term debt at the balance sheet dates consisted of:

		September 30, 2025			December 31, 2024
	Interest Rate at September 30, 2025	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
2020 Notes, maturing 2028, fixed interest rate	4.75%	$275.0	$(1.5)	$273.5	$275.0	$(1.8)	$273.2
ABL Credit Agreement (revolving loan), maturing 2027, variable interest rate	5.49%	54.0	—	54.0	—	—	—
Finance leases		8.6	—	8.6	9.1	—	9.1
Total debt		337.6	(1.5)	336.1	284.1	(1.8)	282.2
Less: current portion		(0.6)	—	(0.6)	(0.6)	—	(0.6)
Net long-term portion		$337.0	$(1.5)	$335.5	$283.4	$(1.8)	$281.6
PCA CREDIT AGREEMENT
On May 1, 2024, we entered into the PCA Credit Agreement with the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent. The PCA Credit Agreement amended and restated our prior credit agreement dated as of October 27, 2023 with the lenders party thereto and AgWest Farm Credit, PCA as administrative agent. The term revolver commitment under the PCA Credit Agreement is subject to an annual reduction of 2% of the commitments then in effect and is currently $264.6 million. As of September 30, 2025, no balance was outstanding on the term revolver commitment. We may increase term revolver commitments under the PCA Credit Agreement in an aggregate amount of up to $60.0 million, subject to obtaining commitments from any participating lenders and certain other conditions. The PCA Credit Agreement matures on May 1, 2029, subject to a springing maturity 91 days prior to the maturity of the Company’s 2020 Notes if the outstanding principal of the 2020 Notes plus $50.0 million at any time during such 91 day period is greater than the sum of our available borrowing liquidity and unrestricted cash.
We may prepay and reborrow any borrowings under the PCA Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). In addition, we must make mandatory prepayments of principal under the PCA Credit Agreement upon the occurrence of certain asset sales.
ABL CREDIT AGREEMENT
Our ABL Credit Agreement matures on November 7, 2027. The revolving loan commitment under the ABL Credit Agreement is $375.0 million, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. As of September 30, 2025, our eligible receivables and inventory supported up to $213.9 million availability under the line, of which we utilized $57.7 million, consisting of $54.0 million borrowings outstanding and $3.7 million to issue letters of credit.
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
Note 13 Other Operating Charges
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2025 and 2024 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Acquisition related costs	$—	$0.5	$—	$13.9
Integration costs	0.5	2.3	5.2	5.7
Cost reduction plan	—	—	6.1	—
Loss on sale or impairment associated with assets	1.9	0.4	5.1	1.1
Directors' equity-based compensation expense	(1.0)	(3.5)	(0.5)	(0.4)
Other	—	—	4.5	—
	$1.5	$(0.3)	$20.4	$20.3
During the third quarter of 2025, we recorded $1.5 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $0.5 million associated with integration activities related to the Augusta operations;
•loss of $1.9 million associated with impairment of assets; and
•reversal of expense of $1 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the third quarter of 2024, we recorded $0.3 million of income in "Other operating charges, net." The components of the income include:
•expense of $0.5 million associated with acquisition activities (primarily legal and professional services);
•expense of $2.3 million associated with integration activities (primarily professional services);
•loss of $0.4 million associated with the impairment of property, plant and equipment; and
•reversal of expense of $3.5 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.

During the nine months ended September 30, 2025, we recorded $20.4 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $5.2 million associated with integration activities related to the Augusta operations;
•expense of $6.1 million associated with our cost reduction plan (primarily severance cost);
•loss of $5.1 million associated with impairment of assets; and
•reversal of expense of $0.5 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the nine months ended September 30, 2024, we recorded $20.3 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $13.9 million associated with integration activities related to the Augusta operations;
•expense of $5.7 million associated with restructuring and integration activities (primarily professional services);
•loss of $1.1 million associated with impairment of assets; and
•reversal of expense of $0.4 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
Note 14 Non-Operating Expense
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2025 and 2024 are reflected in the table below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$(4.5)	$(13.0)	$(11.8)	$(24.6)
Amortization of debt issuance costs	(0.6)	(0.6)	(1.7)	(1.2)
Interest income	0.3	0.4	1.4	1.8
Interest expense, net	(4.7)	(13.1)	(12.0)	(24.0)
Non-operating pension and other postretirement employee benefits	(0.3)	0.3	(0.9)	1.0
Total non-operating expense	$(5.0)	$(12.8)	$(12.9)	$(22.9)
Note 15 Retirement Plans and Postretirement Benefits
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
Pension Benefit Plans	2025	2024	2025	2024
Service cost	$0.8	$0.6	$2.3	$1.9
Interest cost	3.0	3.0	8.9	8.9
Expected return on plan assets	(3.3)	(3.9)	(10.0)	(11.8)
Amortization of actuarial loss	0.2	—	0.6	0.1
Net periodic cost	$0.6	$(0.3)	$1.7	$(0.9)

	Quarter Ended September 30,		Nine Months Ended September 30,
Other Postretirement Employee Benefit Plans	2025	2024	2025	2024
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.6	0.7	1.9	2.0
Amortization of actuarial gain	(0.1)	(0.1)	(0.4)	(0.2)
Net periodic cost	$0.5	$0.6	$1.6	$2.0

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service component of net periodic cost is recorded in "Other non-operating income (expense)" on our Consolidated Statements of Operations. For the quarter and nine months ended September 30, 2025, we recorded $0.6 million and $2.0 million to "Cost of sales" and $0.2 million and $0.4 million to "Selling, general, and administrative expenses". For the quarter and nine months ended September 30, 2024, we recorded $0.6 million and $1.7 million to "Cost of sales", $0.1 million and $0.4 million to "Selling, general, and administrative expenses", and $0.1 million and $0.2 million to Discontinued Operations.
Note 16 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2023	$(42.0)	$11.3	$(30.7)
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.2)	(0.1)
Balance at September 30, 2024	$(41.9)	$11.1	$(30.8)

Balance at December 31, 2024	$(47.8)	$13.4	$(34.5)
Amounts reclassified from accumulated other comprehensive loss	0.4	(0.3)	0.1
Balance at September 30, 2025	$(47.4)	$13.1	$(34.3)
Note 17 Stockholders' Equity
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At September 30, 2025, approximately 0.6 million shares were available for future issuance under our current plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total stock-based compensation expense (income)	$0.6	$(0.9)	$4.1	$7.2
Income tax provision (benefit) related to stock-based compensation	$—	$(0.5)	$0.2	$0.8
Impact on cash flow from proceeds on options exercised	$—	$0.2	$—	$1.3
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$—	$0.1	$2.3	$4.1
As of September 30, 2025, there was $10.8 million of total unrecognized compensation costs related to outstanding restricted stock unit awards.
During the nine months ended September 30, 2025, we granted 198,887 restricted stock units (time vesting) at an average grant date fair value of $28.36 per share and 194,378 restricted stock units (performance vesting) at an average grant date fair value of $31.04 per share.
During the quarter and nine months ended September 30, 2024, stock-based compensation income of $1.3 million and expense of $6.0 million was charged to continuing operations, and expense of $0.4 million and $1.2 million was charged to discontinued operations.
Note 18 Earnings (Loss) per Share
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
Shares excluded from the computation of diluted earnings (loss) per share were 0.3 million for the quarter and nine months ended September 30, 2025 and 0.3 million and 0.4 million for the quarter and nine months ended September 30, 2024 due to our loss position on continuing operations in both periods presented.

Note 19 Cost Reduction Plan
In early 2025, we announced a plan to reduce our cost structure across operations and selling, general and administrative expenses as we right-size our operations after the sale of our tissue operations (discussed at Note 4). In connection with these activities, we expect to record employee severance costs of $5 to $7 million by the end of 2025. During the quarter, we recorded a reversal of severance expense of $0.1 million and during the nine months ended September 30, 2025, we recorded expense of $5.0 million associated with this plan. The remaining severance will be recognized from the date of notification until it is earned.
Changes in our severance liability (included in accounts payable and accrued liabilities on the consolidated balance sheet) for the nine months ended September 30, 2025 are as follows:

Total
Balance at December 31, 2024	$—
Employee severance charges included in "other operating charges, net"	5.0
Cost paid or otherwise settled	(4.6)
Balance at September 30, 2025	$0.4
Note 20 Segment Disclosure
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
Net sales classified by major product lines and a reconciliation of significant expenses to consolidated income from continuing operations is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales by product line:
Food service	$182.0	$142.1	$499.3	$366.5
Folding carton	143.0	182.1	438.9	436.7
Sheeting and distribution	37.9	41.6	116.5	123.2
Pulp and other	36.1	27.5	114.4	70.2
Total net sales	$399.0	$393.3	$1,169.0	$996.5

Input cost (raw materials and energy)	173.5	177.2	518.5	438.6
Labor and overhead	142.1	129.4	387.2	344.5
Supply chain costs (principally freight)	40.6	39.5	116.0	101.4
Selling, general and administrative expenses	23.7	30.7	76.6	86.9
Goodwill impairment charge	48.0	—	48.0	—
Depreciation and amortization	23.8	22.4	68.7	48.4
Interest expense, net	4.7	13.1	12.0	24.0
Non-significant expenses	3.0	(5.0)	4.6	24.5
Income tax benefit	(6.5)	(3.3)	(6.3)	(17.4)
Loss from continuing operations	$(53.9)	$(10.7)	$(56.2)	$(54.4)
Non-significant expenses is primarily made up of other operating charges, net and changes in inventory.

Note 21 Insurance Recovery
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

The following table provides our Adjusted EBITDA from continuing operations for the periods presented and a reconciliation to net income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$(53.3)	$5.8	$(56.9)	$(2.8)
Less: income (loss) from discontinued operations, net of tax	0.6	16.6	(0.7)	51.6
Loss from continuing operations	(53.9)	(10.7)	(56.2)	(54.4)
Income tax benefit	(6.5)	(3.3)	(6.3)	(17.4)
Interest expense, net	4.7	13.1	12.0	24.0
Goodwill impairment	48.0	—	48.0	—
Depreciation and amortization	23.8	22.4	68.7	48.3
Inventory revaluation on acquired business	—	—	—	6.8
Other operating charges, net	1.5	(0.3)	20.4	20.3
Other non-operating expense (income)	0.3	(0.3)	0.9	(1.0)
Adjusted EBITDA from continuing operations	$17.8	$20.9	$87.4	$26.6
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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change
Net sales	$399.0	$393.3	1%	$1,169.0	$996.5	17%
Cost of sales	380.3	363.2	5%	1,070.6	935.1	14%
Gross margin	18.8	30.1	(38)%	98.4	61.4	60%
Gross margin %	5%	8%		8%	6%
Selling, general and administrative expenses	24.7	31.6	(22)%	79.7	90.0	(11)%
Other operating charges, net	1.5	(0.3)	nm	20.4	20.3	—%
Goodwill impairment	48.0	—	nm	48.0	—	nm
Loss from continuing operations	(55.4)	(1.2)	nm	(49.6)	(48.9)	2%

Adjusted EBITDA from continuing operations	$17.8	$20.9	(15)%	$87.4	$26.6	229%
Adjusted EBITDA margin	4.5%	5.3%		7.5%	2.7%
NET SALES
Net sales increased 1% for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 due to increased sales volume to existing customers offset by market driven price decreases and changes in our product mix. Net sales increased 17% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 driven by higher sales volume due to the addition of the Augusta operations offset by market driven price decreases and changes in our product mix.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change
Paperboard shipments (short tons)	324,198	314,320	3.1%	918,399	774,207	18.6%
Paperboard sales price (per short ton)	$1,160	$1,192	(2.7)%	$1,176	$1,223	(3.8)%

COST OF SALES
Costs included in our cost of sales include input costs (principally raw materials and energy), labor and overhead, supply chain costs (principally freight and outside warehousing). The table below provides the details of our cost of sales for the quarters and nine months ended September 30, 2025 and 2024.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change
Input cost	$173.5	$177.2	(2.1)%	$518.5	$438.6	18.2%
Labor and overhead	142.1	129.4	9.8%	387.2	344.5	12.4%
Supply chain costs	40.6	39.5	2.8%	116.0	101.4	14.4%
Other	1.2	(4.1)	nm	(16.7)	5.3	nm
Depreciation and amortization	22.8	21.2	7.8%	65.6	45.3	44.7%
Cost of sales	$380.3	$363.2	4.7%	$1,070.6	$935.1	14.5%
In 2024, planned major maintenance outages occurred at our Lewiston, Idaho facility and Cypress Bend, Arkansas facility in the second quarter, and at our Augusta, Georgia facility in the fourth quarter. For the nine period ended September 30, 2025, we completed the planned major maintenance outages at our Cypress Bend, Arkansas facility in the second quarter, and at our Lewiston, Idaho facility in the third quarter. We plan to complete our planned major maintenance outage at our Augusta, Georgia facility in the fourth quarter of 2025.
Cost of sales increased 5% for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 due to the timing of our planned major maintenance outage offset by cost reduction activities. Input costs decreased due to lower fiber costs offset by higher costs of energy and chemicals. Our labor and overhead increased due to timing of our planned major maintenance outage offset by the implementation of our cost reduction plan. Supply chain costs increased due to higher volumes offset by lower freight costs per ton due to improved freight optimization. Other cost increased due to inventory reductions in the third quarter of 2025 due to the planned major maintenance outage at our Lewiston, Idaho facility as compared to the third quarter of 2024 where inventory increased due to the anticipated planned major maintenance outage at our Augusta, Georgia facility.
Cost of sales increased 14% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due primarily to the inclusion of the Augusta operations offset by cost reduction activities. Input costs increased due to higher production volume with increases on a per ton basis across energy and chemicals offset by reductions on a per ton basis in fiber. Our labor and overhead increased due to the inclusion of the Augusta operations offset by implementation of our cost reduction plan. Depreciation increased due to inclusion of Augusta operations. Supply chain costs increased due to higher volumes offset by lower freight costs per ton due to improved freight optimization related to our revised facility footprint. Other costs decreased due to inventory increases in the first nine months of 2025 as compared to the first nine months of 2024.
GROSS MARGIN
Gross profit decreased for the quarter ended September 30, 2025 compared to the same period in 2024 due to timing on our planned major maintenance outage and lower sales prices offset by increases in sales volume and our planned cost reduction activities.
Gross profit increased for the nine months ended September 30, 2025 compared to the same period in 2024 due to improved operating performance, higher sales volume and our planned cost reduction activities, offset by lower sales prices.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased 22% for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 primarily as a result of our planned cost reduction efforts.
Selling, general and administrative expenses decreased 11% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily as a result of our planned cost reductions offset by additional sales costs associated with the Augusta acquisition.

GOODWILL IMPAIRMENT
See Note 9, "Goodwill and Intangibles," of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
OTHER OPERATING CHARGES
See Note 13, "Other operating charges," of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
OVERALL INCOME FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA
Operating income from continuing operations and Adjusted EBITDA from continuing operations decreased for the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024 due to timing of our major maintenance outage and lower sales prices, offset by higher sales volumes, lower input costs and our planned cost reduction activities. Additionally, impacting operating income from continuing operations was the goodwill and other impairment charges..
Operating income from continuing operations decreased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to lower input costs and our planned cost reduction activities, offset by lower sales pricing. Additionally, impacting operating income from continuing operations were goodwill and other impairment charges, the integration cost associated with the acquisition of the Augusta facility and severance and other costs associated with our planned cost reduction activities.
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
OUTLOOK
Looking forward to the fourth quarter of fiscal 2025, we expect sales volumes to be down from the third quarter due to seasonality. While we anticipate continued benefits from our fixed costs reduction efforts, we expect energy costs to increase in the fourth quarter due to seasonal trends. In addition, we expect our planned major maintenance outage expense to decrease during the quarter at our Augusta, Georgia facility as compared to Lewiston, Idaho facility that occurred in the third quarter.
One of our union agreements associated with our Lewiston, Idaho facility expired in the third quarter of 2025. Our relationship with this union remains good and we are negotiating a new agreement. When a new agreement is ratified, we expect to incur retroactive payments on wage increases back to the expiration date which cannot be recorded in our financial statements until the ratification process is complete.
During 2025, the U.S. announced a new universal baseline tariff of 10% on imports from nearly all trading partners, excluding Canada and Mexico, plus an additional country-specific tariff for select trading partners. The U.S. has also imposed tariffs of 25% on certain imports from Canada and Mexico, subject to exemptions for goods that comply with the rules of origin of the United States-Mexico-Canada trading agreement (USMCA). These exemptions apply to certain of our raw materials (a portion of our chemicals, pulp and energy) imported from Canada. We are evaluating our other expenditures to assess the impact of the recent tariff announcements, but do not currently expect them to have a significant impact on our fiscal 2025 financial results. Given the timing and uncertainty of tariffs and other trade restrictions, including potential retaliatory tariffs, we have not included any material impact from potential tariffs in our outlook above.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. This did not have a material impact on the Company’s consolidated financial statements for the third quarter of 2025.
AUGUSTA ACQUISITION - REPRESENTATION AND WARRANTY INSURANCE CLAIM
On February 20, 2024, we and Graphic Packaging International, LLC (“GPK”), a wholly owned subsidiary of Graphic Packaging Holding Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired a paperboard manufacturing facility and associated business, located in Augusta, Georgia (Augusta). The acquisition was completed on May 1, 2024 and the purchase price was $700 million, subject to adjustments for inventory and other assets. The amount paid totaled approximately $710.6 million. Our consolidated statement of operations includes the operation of these assets from May 1, 2024 through September 30, 2025.
GPK made customary representations and warranties in the Purchase Agreement for a transaction of this nature relating to periods prior to, and as of, the closing of the acquisition. We obtained representation and warranty insurance, subject to exclusions, a policy limit of $105 million, and certain other terms and conditions, to cover losses resulting from a breach of these representations and warranties. We have notified the insurance carriers of alleged breaches of certain representations and warranties contained in the Purchase Agreement. In July 2025, we submitted our claims to the insurance carriers for losses arising of the alleged breaches. Although we believe that our claims are meritorious, no assurance can be given as to whether we will recover all, or any part, of the losses for which we have made such claims. No gains or receivables have been recognized related to this claim as of September 30, 2025.

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
Operating Activities
Net cash flow used in operating activities for the nine months ended September 30, 2025 were $7.3 million compared to net cash flows provided by operating activities of $96.5 million for the nine months ended September 30, 2024. This decrease was driven by lower operating performance due to the divestiture of our tissue operations which are included in discontinued operations in the first nine months of 2024. Additionally, during the first nine months of 2025, we paid $57 million related to our 2024 income tax liability primarily related to the divestiture of our tissue operations in 2024. Accounts receivable and accounts payable agings as of September 30, 2025 have remained relatively consistent with balances as of December 31, 2024.
Investing Activities
Net cash flows provided by investing activities for nine months ended September 30, 2025 were $86.0 million compared to $791.8 million in the same period of the prior year. During the nine months ended September 30, 2025, we paid $74 million related to capital expenditures and paid $12.1 million associated with the working capital adjustment related to our business divestiture that occurred during the fourth quarter of 2024. During the nine months ended September 30, 2024, we paid $83.6 million related to capital expenditures and $708.2 million related to the acquisition of our Augusta, Georgia facility. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets were $11.8 million and $25.5 million related to unpaid capital expenditures at September 30, 2025 and 2024.
During 2025, we expect cash paid for capital expenditures to be approximately $85 million to $90 million.
Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $33.5 million. We borrowed $72.0 million and repaid $18.0 million on our ABL.We used $17.2 million to repurchase stock and $2.3 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the nine months ended September 30, 2024, net cash provided by financing activities was $688.9 million. We received net proceeds of $753.5 million from the issuance of long-term debt related to the business acquisition and to cover short term cash requirements. We used $4.9 million for debt issuance costs, $6.0 million to repurchase stock, and repaid debt of $50.9 million.
ABL Credit Agreement
The Company is also party to a Credit Agreement, dated July 26, 2019, with JPMorgan Chase Bank, N.A., as administrative agent and several lenders, as amended on May 1, 2024 (as so amended, the “ABL Credit Agreement”) that includes a $375 million revolving loan commitment, subject to borrowing base limitations. The ABL Credit Agreement matures, on November 7, 2027. As of September 30, 2025, our borrowing base supported up to $213.9 million availability under the ABL of which we utilized $57.7 million, consisting of $54.0 million borrowings outstanding and $3.7 million under letters of credit. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. We may, at our option, prepay and reborrow any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
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
At September 30, 2025, we were in compliance with the covenants associated with our ABL Credit Agreement, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our ABL Credit Agreement or other credit agreements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant developments with regard to our exposure to market risk for the quarter ended September 30, 2025. For a discussion of certain market risks to which we may be exposed, see Part II, “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.	Controls and Procedures
As of September 30, 2025, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
Environmental Lawsuit Related to the Company’s Facility in Augusta, Georgia
The Company was named as a defendant in a complaint filed on February 5, 2025 in the Superior Court of Chatham County in the State of Georgia, styled The Mayor and Aldermen of the City of Savannah, Georgia v. 3M Company, et al. (the “Environmental Lawsuit”).
The plaintiff seeks monetary damages and equitable and injunctive relief in connection with the alleged presence of per- and poly-fluoroalkyl substances (“PFAS”) in the plaintiffs’ source water supply used to produce drinking water.
The Environmental Lawsuit names over fifty defendants and categorizes them separately as: (1) the “PFAS Manufacturer” defendants who allegedly created and sold PFAS or PFAS-containing products to various industries in Georgia and South Carolina, and (2) the “PFAS User” defendants who allegedly “purchased and used PFAS and products containing or degrading into PFAS in their industrial processes” and discharged PFAS. The plaintiff alleges the Company, which operates a facility in Augusta, Georgia that it recently acquired in May of 2024, is a PFAS User defendant. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter.

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

The following table reflects our shares repurchased during the third quarter of 2025. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2025 to July 31, 2025	71,000	$29.26	71,000	$79.5
August 1, 2025 to August 31, 2025	—	$—	—	$79.5
September 1, 2025 to September 30, 2025	—	$—	—	$79.5
Total	71,000		71,000

Shares of common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

ITEM 5.	Other Information.

Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2025, the following officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in the 10b5-1 trading arrangement that are subject to restricted stock units (“RSUs”) and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in the 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under the plan prior to its expiration date.
On August 29, 2025, Steve Bowden, our Senior Vice President, Operations, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 8,889 shares of our common stock. This trading arrangement is scheduled to expire on December 31, 2025.
This Rule 10b5-1 trading arrangement was entered into in writing during an open trading window, includes the mandatory cooling-off period and good-faith certification required by Rule 10b5-1(c)(1), and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
During the quarter ended September 30, 2025, none of our other officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of Regulation S-K.
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

CLEARWATER PAPER CORPORATION
(Registrant)

October 28, 2025	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

October 28, 2025	By:	/s/ SHERRI J. BAKER
Sherri J. Baker
Senior Vice President, Chief Financial Officer (Principal Financial Officer)