Form 10-K
period 2025-12-31
Clearwater Paper Corp
filed 2026-02-18
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number: 001-34146
CLEARWATER PAPER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		20-3594554
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

601 West Riverside,	300	99201
Spokane,	WA
(Address of principal executive offices)		(Zip Code)
(509) 344-5900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.0001 par value per share)	CLW	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates was $427.7 million.
As of February 17, 2026, 16,038,485 shares of common stock were outstanding.
__________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2026 Annual Meeting of Stockholders to be held on May 7, 2026 are incorporated by reference in Part III of this Form 10-K.

CLEARWATER PAPER CORPORATION

Part I
FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements as to our expectations regarding our cost-reduction plan, including the amount and timing of severance and other related charges; our efforts to integrate the Augusta, Georgia paperboard manufacturing facility and associated businesses; the sale of our consumer products division (our tissue business); our ongoing assessment of potential asset dispositions, reorganizations or impairment charges; our expectations concerning the One Big Beautiful Bill Act (“OBBBA”) and other changes in tax law or accounting standards; our expectations with respect to environmental matters, including the PFAS-related litigation involving the Augusta facility and potential insurance recoveries; our strategy; our operations and expectations; current and anticipated borrowing and credit facilities; cash flows; capital expenditures; disclosure controls; compliance with our loan and financing agreements; tax rates; debt repayments; operating costs; selling, general and administrative expenses; liquidity; benefit plan funding levels; stockholder equity; interest expenses; and legal proceedings; and our ability to execute our growth, expansion and strategic initiatives and other plans described in this report. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “schedule,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A of this report, as well as the following:
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
GENERAL
Clearwater Paper is recognized as a leading manufacturer and supplier of Solid Bleached Sulfate (SBS) paperboard packaging products, serving independent converters throughout North America. We participate in the North American paperboard market, which encompasses approximately 10 million tons and is divided into three principal substrates, each offering a diverse array of applications. SBS constitutes nearly fifty percent of the market, while Coated Unbleached Kraft (CUK) and Coated Recycled Board (CRB) comprise the remaining substrates.
The paperboard products produced are inherently sustainable, aligning with prevailing trends that favor renewable and recyclable materials. We believe we are strategically positioned to benefit from the increasing emphasis on sustainability within the industry. We produce paperboard that is then converted and printed by independent converters and primarily used in folding carton and food service applications. Additionally, minor amounts of pulp are sold to outside customers.
We regularly pursue the development of new products and innovative solutions, with the objective of expanding and diversifying our paperboard portfolio. Our status as an independent, non-integrated supplier is considered fundamental to our value proposition, distinguishing us within the competitive landscape of the paperboard packaging industry.
Our manufacturing facilities and all other assets are located within the continental United States.
We believe we are one of the five largest producers of paperboard in North America with approximately 11% of the available production capacity in 2025. We also provide custom sheeting and slitting of paperboard products.
Acquisition and Divestiture
Throughout 2024, we underwent two significant transactions that focused our strategy exclusively on the paperboard packaging sector. Looking ahead, we expect to consider further acquisitions or other arrangements that may be considered as part of our broader growth objectives.
In May 2024, we completed the purchase of a paperboard manufacturing facility and associated business, located in Augusta, Georgia from Graphic Packaging International, LLC. We paid $700 million plus an adjustment for wood inventory and other assets, totaling approximately $710.6 million. For more information, see Note 3, "Business Acquisition," in the Notes to the Consolidated Financial Statements included herein under "Item 8. Financial Statements and Supplementary Data."
Subsequently, in October 2024, our tissue business, previously reported as the Consumer Products segment and focused on producing private label tissue items, was divested to Sofidel America Corp, a wholly owned subsidiary of Sofidel S.p.A.. We received $1.06 billion in cash less adjustments for working capital, indebtedness and transaction expenses. For more information, see Note 4, "Discontinued Operations," in the Notes to the Consolidated Financial Statements included herein under "Item 8. Financial Statements and Supplementary Data."
Share Repurchases
In November 2024, the Board of Directors authorized an additional share repurchase program to allow us to purchase up to $100 million of our issued and outstanding shares of common stock through open market purchases, privately negotiated transactions and Rule 10b5-1 plans. The previous $100 million share repurchase program was authorized in December 2015 and was completed in October 2024. At December 31, 2025, we had $79.5 million under the share repurchase program available for repurchases.
The following table presents the Company's share repurchases under the two share repurchase programs for the years ended December 31, 2025, 2024, and 2023:

	Amount Repurchased (millions)	Number of Shares Repurchased (thousands)	Average Price per Share
2025	$17.2	599	$28.71
2024	$10.0	287	$34.88
2023	$17.9	543	$32.97
Products
SBS Overview
SBS paperboard is a premium paperboard grade that is most frequently used to produce folding cartons (also includes blister, carded packaging and top sheet), food service (including liquid packaging, cups and plates) and commercial printing items. As reported by Fastmarket RISI (October 2025), U.S. SBS production is estimated to be 40% folding carton, 56% food service and 4% other. SBS paperboard is used for such products because it is manufactured using virgin fiber combined with the kraft bleaching process, which results in superior cleanliness, brightness and consistency. SBS paperboard is often manufactured with a clay coating to provide superior surface printing qualities.
Typically, the process of making paperboard starts with the chemical processing of wood fibers to make pulp. This pulp is then bleached, resulting in bright, white pulp that is subsequently formed into paperboard. The various grades of paperboard are wound into rolls for converting to final end users. For liquid packaging and cup stock grades, a separate procedure applies a polyethylene coating, which serves as a durable and moisture-resistant barrier.
Folding Carton
Folding carton paperboard includes blister, carded packaging and top sheet. Within the folding carton segment, there are varying qualities of SBS paperboard, as well as competing paperboard substrates that can be substituted for SBS. We focus on the high end of the folding carton category which requires a premium print surface and includes uses such as packaging for pharmaceuticals, cosmetics and other premium retail goods. This generally provides for differentiation resulting in margins that are more attractive than less demanding folding carton applications.
Food Service
Food service paperboard includes liquid packaging, and cup and plate categories. This includes rigid containers such as juice, milk and wine sold in retail channels, premium ice cream, hot and cold cups used in quick service channels and paper plates. Our food service paperboard is known for its cleanliness and printability, and is engineered for superior performance.
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

Raw Materials
Wood fiber is our principal raw material, which consists of chips, sawdust and logs. We own (or lease) and operate wood chipping facilities which we believe bolsters our wood fiber position and provides short-term and long-term cost savings. Additionally, we procure a portion of our pulp requirements in order to meet product specifications. We purchase approximately 5% of our annual pulp requirements externally which supplements our internal production capabilities.
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
Product Development
Our product development resources work directly with our sales and marketing personnel to understand long-term consumer and retailer trends with a goal of creating relevant new paperboard solutions. These innovative solutions seek to provide customers with differentiated packaging to meet consumer preferences. Our development efforts include, but are not limited to, light weight folding carton paperboard that do not sacrifice print quality and strength; developing compostable food service products including innovations in biodegradable barriers and coatings; options for unbleached paperboard (CUK) and continued investment in alternative fibers with up to 35% of post-consumer recycled content.
Seasonality
Customer buying patterns for our paperboard generally result in lower sales volumes for certain grades during the first and fourth quarters, compared to the second and third quarters of a given year.
CLIMATE CHANGE
Climate change is an important issue to the public, governmental authorities and various other stakeholders, and is a priority for our business. Our continuing efforts to incorporate climate risk and opportunity into our core business strategy and disclosure include the following actions:
Governance
We periodically incorporate sustainability topics, including climate-related issues, into quarterly Board meetings to ensure oversight and accountability.
Strategy
We have established greenhouse gas (GHG) reduction targets validated by the Science Based Targets initiative (SBTi) and developed a roadmap to achieve these reductions through business transformation.
Risk & Opportunity
Climate-related risks are integrated into our Enterprise Risk Management (ERM) program, providing a systematic approach to identifying and assessing potential impacts from regulatory changes, physical risks, and operational disruptions.
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
Metrics & Targets
•GHG Emissions: Reduce Scope 1 and Scope 2 emissions by 30% and Scope 3 emissions by 25% by 2030.
•Water Conservation: Develop new targets for water conservation and effluent reduction aligned with the best available climate science.
•Sustainable Products: Expand recyclable, compostable, or marine-degradable paperboard offerings to represent 10%+ of total SBS cup stock production by 2030.
•Renewable Energy: Generate renewable fuel from organic residual wood fiber to produce steam and electricity, reducing reliance on external energy sources at our mills.
Additional information regarding our GHG targets and strategy are available in our 2025 Sustainability Summary, which we prepared in accordance with the Global Reporting Initiative (GRI) Standards Core Option. Our sustainability reports are available on our website at www.clearwaterpaper.com/sustainability. The information contained in these sustainability reports is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
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
Human Capital Management
Our approximately 1,900 employees are instrumental to delivering on our commitments to our customers and securing long term success for our organization. We actively work to attract and retain the best-qualified talent by offering competitive pay and benefits, including market-competitive compensation, healthcare, paid time off, parental leave, retirement benefits, tuition assistance, employee skills development and leadership development. We have deployed training and development programs across our organization to invest in the professional growth of our people.
We believe that a sustained commitment to fairly treating all of our employees makes us a stronger and more competitive organization. We are dedicated to fostering and sustaining an environment where our teammates are valued for their unique backgrounds, knowledge, skills, and experiences. We continue to execute on these goals.
As of December 31, 2025, approximately 1,263 of our employees are covered under collective bargaining agreements. Unions represent hourly employees at our manufacturing sites. One of our union agreements associated with our Lewiston, Idaho facility expired in the third quarter of 2025. Our relationship with this union remains good and we are negotiating a new agreement. For a discussion of the uncertainties and business risks associated with employee relations, see Part I, Item 1A, "Risk Factors — Risks Related to Our Business Operations and the Markets in Which We Operate — Our business and financial performance may be harmed by future labor disruptions."
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
RISKS RELATED TO OUR INDUSTRY, THE MARKETS IN WHICH WE OPERATE, AND THE PRODUCTS THAT WE OFFER
Difficult industry and market demand conditions have in the past and may continue to adversely affect the operating results and cash flows of our business.
Our business has historically been affected by cyclical market demand. Difficult industry and market conditions may adversely affect our utilization rates due to decreases in product demand. During such periods, our facilities may not operate at full capacity or may need to take production downtime. During periods of lower capacity utilization and production downtimes, we not only experience lost revenue from lower shipment volumes but are also forced to continue to incur our fixed manufacturing costs, which are not absorbed by our lower production levels. Our results of operations and cash flows may be materially adversely affected in a period of prolonged and significant market weakness. We are not able to predict market conditions or our ability to sustain pricing and production levels during periods of weak demand.
Increases in paperboard supply have and may continue to adversely affect our operating results and financial condition.
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
Several significant investments in paperboard manufacturing facilities in North America and globally have been announced, with one large facility beginning production in 2025. This expanded supply has and could continue to significantly increase the production and supply of Solid Bleached Sulfate (SBS) and Folding Boxboard (FBB) paperboard in the market. If demand does not increase commensurate with supply, it could continue to result in lower capacity utilization and affect the price of SBS, which could materially and adversely affect our results of operations and cash flows.
Lack of diversification of products exposes us to other market-related risks and uncertainties.
We currently manufacture only SBS paperboard and a limited quantity of market pulp. Due to this lack of diversification, any adverse developments in the pulp and paperboard industry could have a significantly greater impact on our overall financial condition and results of operations than if we maintained multiple lines of business or manufactured multiple substrates within the paperboard segment.
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
We derive a substantial amount of revenue from a concentrated group of customers. Our top 10 customers accounted for 46% of our sales in 2025. If we lose any of these customers or a substantial portion of their business or if the terms of our relationship with any of them becomes less favorable to us, our net sales would decline, which would harm our results of operations and financial condition. In 2025, we experienced increased price competition in our paperboard business along with a significant drop in demand due to market conditions. This competition and the decline in demand has resulted in a decrease in our paperboard revenue and gross margins and adversely affected our financial condition.
Our agreements with our customers, including our largest customers, are not exclusive and generally do not contain minimum volume purchase commitments. Our relationships with our largest and most important customers will depend on their needs for quality products and services, and our ability to continue to meet these needs at competitive prices. Approximately 49% of our customer agreements in effect as of December 31, 2025 adjust pricing based on a third-party industry quoted list price and we have no influence over the timing and magnitude of these price changes. If we lose one or more of our large customers or if we experience a significant decline in the volume of purchases or the pricing paid by any of them, we may not be able to quickly replace the lost revenue, and our operating results and business could be harmed.
Consolidation in the North American paperboard and converting industry may adversely affect our business.
The ongoing consolidation of paperboard and paperboard converting businesses, including through the acquisition and integration of converting businesses by competitors of ours, could result in a loss of customers and sales. A loss of customers or sales as a result of consolidations and integrations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
RISKS RELATED TO OUR BUSINESS STRATEGY
If we are unable to continue to implement our business plan and strategic initiatives, our financial condition and operating results could be materially affected.
Our future operating results will depend, in part, on the extent to which we can successfully implement our business plan and strategic initiatives in a cost-effective manner. We pursue strategic initiatives that management considers important to our long-term success, including mergers and acquisitions, dispositions and restructuring activity. There are risks involved with the execution of such initiatives, including significant business, economic and competitive uncertainties, many of which are beyond our control, including those associated with the global macro-environment in which we operate, trends in our industry, demand for our products, competitive threats, product innovation, public policy developments, changes to consumption habits, and resource allocation. If we are unable to successfully implement our business plan or strategic initiatives, our business, financial condition and operating results could be materially and adversely affected.
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
We may incur significant costs or be unable to realize the expected benefits of our restructuring initiatives.
On November 1, 2024, we completed the sale of our consumer products division to Sofidel America Corp. (the “Tissue Divestiture”). In response to the Tissue Divestiture and current paperboard market conditions, we have made and expect to continue to make certain changes to our functional and leadership structure to reduce operating expenses and adjust cash flows. Additional restructuring initiatives or changes to our functional and leadership structure may also be implemented in the future to align our operations with shifting demands in the markets in which we operate. These restructuring initiatives may include adjustments to our workplace policies and personnel strategy which could adversely impact our reputation and brand, and our ability to recruit, retain, train, and motivate highly skilled personnel. Such restructuring activities may also divert the attention of management and be disruptive to our business operations. While these initiatives are implemented to achieve long-term savings, we may incur significant short-term costs and there are no assurances that we will be able to realize all, or any, of the expected benefits.
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
We may not achieve the expected benefits from strategic acquisitions, partnerships, joint ventures, divestitures, capital investments and other corporate transactions that we have pursued in the past and may pursue in the future.
We may pursue strategic acquisitions, joint ventures, divestitures, capital investments and other corporate transactions, such as our acquisition in May 2024 of our paper mill in Augusta, Georgia. We may not achieve the expected benefits associated with any such transactions in which we engage. Among the benefits we would expect from potential acquisitions and joint ventures are synergies, cost savings, growth opportunities and access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of assets to purchasers who place higher strategic value on such assets than we do. Corporate transactions of this nature which we may pursue involve a number of special risks, including our inability to realize our business goals with respect to such transactions as noted above, the focus of our management’s attention on these transactions and the integration of acquired businesses into our operations, the demands on our financial, operational and information technology systems resulting from acquired businesses, and the possibility that we may become responsible for substantial contingent or unanticipated legal and operational liabilities as the result of acquisitions or other corporate transactions. Failure to achieve the expected benefits of a transaction could have a material adverse effect on our business, financial condition, results of operations and cash flows and may require us to record an impairment charge for goodwill or fixed assets.
RISKS RELATING TO OUR OPERATIONS AND COST STRUCTURE
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
Unexpected production disruptions could cause us to shut down or curtail operations at any of our facilities. Disruptions could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, faults in aging equipment, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, cyber-attacks and malware, terrorism, changes in or non-compliance with environmental or safety laws, and the lack of availability of services from any of our facilities key suppliers. For example, in the first quarter of 2024, extreme cold and related natural gas supply issues resulted in the shutdown of our Lewiston, Idaho mill. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our results of operations.
We rely on information technology in critical areas of our operations, and a disruption relating to such technology could harm our operations and financial condition.
We use information technology, or IT, systems in various aspects of our operations, including enterprise resource planning, management of inventories, manufacturing, supply chain and customer sales. In addition to traditional IT systems, we rely on operational technology, industrial control systems, and plant-floor networks, collectively operational technology or OT, to operate manufacturing equipment, control processes, and maintain production continuity. These systems are increasingly interconnected with enterprise IT systems. We have different legacy IT and OT systems that we are continuing to integrate, upgrade and move to the cloud. If one of these systems were to fail or cause operational or reporting interruptions, or if we decide to change these systems or hire outside parties to provide these systems, we may suffer disruptions, which could have a material adverse effect on our manufacturing and sales operation, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement and operating new systems.
We face cyber-security risks.
Our business operations rely upon secure technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems or operational technology systems could become subject to cyber-attacks. We may not have the resources or technical sophistication to anticipate or prevent all such cyber attacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us. Security breaches can also occur as a result of nontechnical issues, including intentional or inadvertent breaches by our employees. Cybersecurity threats facing us include ransomware, data encryption, extortion, denial-of-service attacks, and other attacks designed to disrupt system availability or impair our ability to access critical data and systems. Such attacks could prevent us from operating manufacturing facilities, fulfilling customer orders, processing transactions, or meeting contractual obligations and may result in damage to equipment, safety incidents, environmental impacts, any of which could have a material adverse effect on our business, results of operations, and financial conditions.
In the event of a cybersecurity incident, our ability to restore systems, data, or operations in a timely manner may be limited by the complexity of our environment, the nature of the incident, or dependencies on third parties. Recovery efforts may require significant time, resources, and expense, and in some cases systems or data may not be fully recoverable. Extended recovery periods could magnify the operational, financial, and reputational impacts of a cybersecurity incident.
A cybersecurity incident may also affect our ability to make timely and accurate disclosures under applicable securities laws. Determining the materiality, scope, and potential impact of a cybersecurity incident can involve significant judgment and may depend on information that is not immediately available. As a result, we may face challenges in assessing disclosure obligations or communicating the full extent of an incident while investigations and remediation efforts are ongoing.
A cybersecurity incident, operational failure, or security control deficiency affecting one or more of our third-party vendors or service providers could disrupt our operations or result in unauthorized access to our systems or data. We may have limited visibility into, or control over, the cybersecurity practices of such third parties, which could increase our exposure to cyber-related risks.
Our operations may be subject to extreme weather and climate-related events
Extreme weather-related events, such as prolonged, extreme high or low temperatures, extreme storms, floods and decreased or curtailed water supplies, could result in physical damage to our facilities and operations. Such events may also result in supply chain disruptions and increased costs. For example, in the fourth quarter of 2024, impacts from Hurricane Helene resulted in the temporary suspension of operations at our Augusta, Georgia facility.
Damage or disruptions we may incur because of weather-related risks could have a material adverse effect on our manufacturing and sales operations, results of operations and financial condition. In addition, we may underestimate the costs, complexity and time required to develop and implement mitigation efforts to address potential climate change impacts.
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
Our manufacturing operations also utilize large amounts of electricity and natural gas. Energy prices have fluctuated widely over the past decade, which in turn affects our operational costs. We purchase on the open market a substantial portion of the natural gas necessary to produce our products, and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand, geopolitical events, government regulation, weather, interruptions in pipeline and other delivery systems, and natural disasters. Our facilities currently operate in regulated electricity markets; however, regulated utility service does not eliminate our exposure to system-driven electricity price variability. Our energy costs in future periods will depend principally on our ability to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas, and on reducing energy usage. Any significant energy shortage, or significant increase in our energy costs, in circumstances where we cannot raise the price of our products, could have a material adverse effect on our results of operations. Any disruption in the supply of energy could also affect our ability to meet customer demand in a timely manner and could harm our reputation and our business.
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
The primary source for wood fiber is timber, the availability of which may be limited by adverse weather, fire, insect infestation, disease, ice storms, windstorms, flooding and other natural and man-made causes, including those caused by climate change, thereby reducing supply and increasing prices.
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
As of December 31, 2025, approximately 1,263 of our full-time employees were represented by unions under collective bargaining agreements. As these agreements expire, we may not be able to negotiate extensions or replacement agreements on terms acceptable to us. If such workers were to engage in a strike, lockout, work slowdown, stoppage or other labor action, or if other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
In August 2025, a collective bargaining agreement for hourly employees at our Lewiston, Idaho facility, which affects approximately 500 employees, expired. In May 2026, a collective bargaining agreement for hourly employees at our Lewiston, Idaho facility, which affects approximately 15 employees will expire. Any failure to reach an agreement with one of the unions may result in strikes, lockouts, work slowdowns, stoppages or other labor actions, any of which could have a material adverse effect on our operations and financial results.
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
Following the Tissue Divestiture, we share certain facilities located in Lewiston, Idaho with an affiliate of Sofidel America Corp. (together with such affiliate, “Sofidel”). We are party to a Services and Use Rights Agreement with Sofidel, pursuant to which we provide certain supplies and services to Sofidel in connection with its operations at such shared facility. Given the terms of this arrangement, operation of the Lewiston facility requires additional organizational formalities and procedures for decision-making on site. In certain circumstances, we must consult with Sofidel to reach a common view on operational matters affecting both portions of the Lewiston facility. Our inability to take certain unilateral actions at the Lewiston facility could have an adverse effect on our business, operating results or financial condition. We may also be exposed to unexpected risks associated with Sofidel’s operations at the Lewiston facility over which we have little control.
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
We are required to comply with environmental laws and the terms and conditions of multiple environmental permits. In particular, the pulp and paperboard industry in the United States is subject to rules associated with effluent and air emissions. Federal, state and local laws and regulations require us to routinely obtain authorizations from and comply with the evolving standards of the appropriate governmental authorities, which have considerable discretion over the terms of permits. Failure to comply with environmental laws and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to take corrective measures, install pollution control equipment, or take other remedial actions, such as product recalls or labeling changes. We also may be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. There can be no assurance that future environmental permits will be granted or that we will be able to maintain and renew existing permits, and the failure to do so could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Compliance with varying federal, state and foreign regulatory schemes and third-party certifications may impair our ability to continue to sell our products in key markets or to key customers and increase our costs.
Our products are utilized in domestic and international markets, requiring compliance with varying regulations and third-party certifications regarding raw materials and product attributes for specific applications. For example, our food service products must comply with multiple jurisdictions’ food contact requirements. If we are unable to comply with applicable regulations or applicable third-party certification requirements, our products may not be qualified for their intended applications or markets, which may result in a loss of sales volume for the impacted customers and markets. Additionally, compliance with varying regulations across jurisdictions and our third-party certifications may require us to substitute raw materials with more expensive alternatives or to change operational processes to ensure compliance, which may increase our costs.
RISKS RELATED TO OUR EMPLOYEE PLANS
We may be required to pay material amounts to multiemployer pension plans; our participation subjects us to potential liabilities, which could be significant, if we withdraw from a plan in the future.
We contribute to two multiemployer pension plans. The amount of our annual contributions to these plans is negotiated with the union representing our employees covered by each plan. In 2025, we contributed approximately $3.5 million to these plans. If in future years we continue to participate in these plans, we may be required to make increased annual contributions in amounts that are difficult to predict and potentially beyond our control, which would reduce the cash available for business and other needs. The decision whether to continue to participate in these multiemployer plans does not rest solely with us; rather, it is negotiated as part of the collective bargaining agreements with labor unions that participate in these plans.
If we were to withdraw partially or completely from a multiemployer plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits as required by law. This is called withdrawal liability. The amount of withdrawal liability, if any, assessable to us if we were to withdraw in a future year is difficult to predict and largely beyond our control.
One of the multiemployer pension plans to which we contribute, the IAM National Pension Fund, or IAM NPF, elected to be certified in “critical status” for the plan year beginning January 1, 2019. If we were to withdraw from IAM NPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of IAM NPF’s unfunded vested benefits. Based on information available to us, as well as information provided by IAM NPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2025, we would be obligated to pay a single sum withdrawal liability payment of approximately $4.6 million on a pretax basis if we were to have completely withdrawn from IAM NPF in 2025. We currently have no plans to withdraw from IAM NPF and have not recognized any liability associated with a withdrawal from IAM NPF in our consolidated financial statements.
The other multiemployer pension plan to which we contribute, the PACE Industry Union-Management Pension Fund, or PIUMPF, was certified to be in “critical status” for the plan year beginning January 1, 2010 and continued to be in critical status through the plan year beginning January 1, 2014. For the plan years beginning January 1, 2015 through January 1, 2023, PIUMPF was certified to be in “critical and declining status” under the Multiemployer Pension Reform Act of 2014. The number of employers participating in PIUMPF fell from 49 during 2019 to 42 in 2024. We were one of the two largest contributing employers participating in PIUMPF in 2025.
The American Rescue Plan Act of 2021, or ARPA, includes provisions to provide financial relief to financially troubled multiemployer pension plans. In 2023, PIUMPF applied for and received approximately $1.33 billion in a lump sum payment under this program — an amount intended to allow it to remain solvent until approximately 2051. Following the receipt of such payment, as of January 1, 2024, PIUMPF is no longer certified to be in “declining status” (although it is still certified to be in “critical status” under ARPA after the receipt of such payment).
If we were to withdraw from PIUMPF, either completely or partially, we would incur a statutory withdrawal liability based on our proportionate share of PIUMPF’s unfunded vested benefits. Based on information available to us, as well as information provided by PIUMPF, and reviewed by our actuarial consultant, we estimate that, as of December 31, 2025, the withdrawal liability payments that we would be required to make to PIUMPF were we to have completely withdrawn in 2025 would be approximately $5.6 million per year on a pretax basis. These payments generally would continue for 20 years with an estimated present value of approximately $71.4 million on a pre-tax basis. We expect that all other things being equal, the receipt of ARPA funds has eliminated PIUMPF’s unfunded vested benefits. Because the ARPA funds must be “phased in” over the period of time such funds are expected to be utilized, however, we expect any potential withdrawal liability will be significantly reduced annually and ultimately eliminated over an extended period.
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
We believe PIUMPF’s purported imposition of this AFD exit fee on withdrawing employers is not legally enforceable — and that PIUMPF’s receipt of approximately $1.33 billion in lump sum financial relief from the federal government (through the ARPA program) provides additional support for this belief. Among other things, since it was enacted, PIUMPF’s sole justification for imposition of the AFD exit fee is that it was necessary to forestall PIUMPF’s insolvency — a justification that no longer applies now that PIUMPF has received funds under the ARPA program that have addressed its solvency crisis.
Nevertheless, we are aware that one large employer that withdrew from PIUMPF prior to PIUMPF’s receipt of ARPA funds has recognized a liability for payment of an AFD exit fee amount and that other withdrawing employers have paid some amounts in respect to the AFD exit fee. There have been lawsuits in federal courts challenging PIUMPF’s AFD exit fee. These lawsuits have not resolved the issue.
If the AFD exit fee were held to be legally enforceable, and if we were to withdraw in a future year, the amount of our AFD exit fee liability at the time of our withdrawal could be material and would be subject to a variety of factors, including without limitation, the nature and timing of a withdrawal, the financial health of PIUMPF at the time of the withdrawal, the level of contributions to the plan made by other contributing employers before our withdrawal, whether any employers that had withdrawn in the intervening years had made AFD exit fee payments, the success of the potential legal challenges we could raise and the effect of funding provided under ARPA. PIUMPF’s receipt of approximately $1.33 billion in ARPA funds is more than enough to eliminate PIUMPF’s AFD. However, due to regulatory and accounting requirements, the impact of the ARPA funding will be effectively phased in over time, and we expect that this will result in the substantial reduction annually and ultimate elimination of any potential AFD exit fee exposure over an extended period.
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
We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Credit Agreements restrict but do not prohibit us from doing so. We had availability of approximately $265 million under our PCA Credit Agreement as of December 31, 2025. After giving effect to borrowing base limitations, outstanding borrowings and issuance of letters of credit, we had availability of approximately $143 million under the ABL Credit Agreement as of December 31, 2025. In addition, our Credit Agreements allow us to obtain additional secured revolving loan commitments under our ABL Credit Agreement and additional term revolver commitments under our PCA Credit Agreement, in each case, under certain circumstances, which would be guaranteed by our subsidiary guarantors. In addition, the indenture governing our notes does not prevent us from incurring certain other liabilities that do not constitute secured indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
As of December 31, 2025, we had approximately $347 million of outstanding indebtedness, and we could incur substantial additional indebtedness in the future. Our ability to make scheduled payments on or to refinance our indebtedness, including our outstanding notes, and to fund planned capital expenditures, will depend on our ability to generate cash from our operations. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
There are various limitations on our ability to incur the full $375 million of commitments under our ABL Credit Agreement and borrowings under our ABL Credit Agreement are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the ABL Credit Agreement, a monthly fixed charge maintenance covenant would become applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than or equal to the greater of (i) 10.0% of the lesser of the borrowing base and the maximum $375 million of current revolving loan commitments (such lesser amount, the “Line Cap”) and (ii) $25 million. As of December 31, 2025, availability under the ABL Credit Agreement was approximately $143 million. However, it is possible that availability, as calculated under the ABL Credit Agreement, could fall below the minimum threshold in a future period. If the covenant trigger were to occur, we would be required to satisfy and maintain on the last day of each quarter a fixed charge coverage ratio of at least 1.1x for the preceding four quarter period for which financial statements had been delivered. As of December 31, 2025, our fixed charge coverage ratio was approximately 0.6x which is below the 1.1x minimum threshold that would be required to be maintained if the fixed charge coverage ratio was required to be tested. If and when the fixed charge coverage ratio were to be tested, our ability to meet the minimum fixed charge coverage ratio could be affected by events beyond our control, and we cannot assure you that we would meet this ratio at such time. A breach of any of these covenants could result in a default under the ABL Credit Agreement. Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that we will meet them.
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
We have the ability to select the Secured Overnight Financing Rate (SOFR) as the benchmark rate for outstanding obligations under our Credit Agreements. SOFR is a floating rate, subject to a minimum rate floor in the Credit Agreements. As a result, we are exposed to risks associated with an increase in interest rates. Any further increase in SOFR will increase the Company’s debt service obligations, which could have a negative impact on the Company’s cash flow, financial position or operating results, including cash available for servicing the Company’s indebtedness, and result in increased borrowing costs. We may utilize derivative financial instruments, such as interest rate swaps, to manage our interest rate risk. There can be no assurance, however, that increases in interest rates will not adversely affect our business, financial position and results of operations by causing an increase in interest expense. Significantly higher interest rates may also reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness.
RISKS RELATING TO OUR COMMON STOCK
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
GENERAL RISKS
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
During 2025, interest and inflation rates increased significantly relative to recent years, although the impacts were felt to different extents, and the far extent of such increases remains to be seen. Increasing rates may materially affect our prices and the demand for our products.
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
During 2025, we did not experience any cybersecurity threats that had a material impact or are reasonably likely to materially affect our business, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. Please see our "Risk Factors" in item 1A of this report for more information.

ITEM 2.	Properties
Facilities
Our principal executive offices are located in Spokane, Washington. We believe that each of our facilities is adequately maintained and is suitable for conducting our operations and business. Information shown below regarding currently owned operating production capacities is based on annual, normal operating rates and normal production mixes under current market conditions, taking into account known constraints. Market conditions, fluctuations in raw material supply, environmental restrictions and the nature of current orders may cause actual production rates and mixes to vary significantly from the production rates and mixes shown. Additionally, we operate five sheeting operations which have the capacity to produce about 185,000 tons of sheeted paperboard and our Lewiston, Idaho operation has the ability to produce 90,000 tons of baled pulp.

(In tons)	Paperboard
Augusta, Georgia	600,000
Lewiston, Idaho	480,000
Cypress Bend, Arkansas	340,000
1,420,000

ITEM 3.	Legal Proceedings
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
The Environmental Lawsuit names over fifty defendants and categorizes them separately as: (1) the “PFAS Manufacturer” defendants who allegedly created and sold PFAS or PFAS-containing products to various industries in Georgia and South Carolina, and (2) the “PFAS User” defendants who allegedly “purchased and used PFAS and products containing or degrading into PFAS in their industrial processes” and discharged PFAS. The plaintiff alleges the Company, which operates a facility in Augusta, Georgia that it recently acquired in May of 2024, is a PFAS User defendant. In 2025 the case was transferred to the multidistrict litigation established for Aqueous Film-Forming Foams (AFFF) Products Liability Litigation, in federal district court for the District of South Carolina, where it is presently pending. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter.

ITEM 4.	Mine Safety Disclosures
Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET FOR OUR COMMON STOCK
Our common stock is traded on the New York Stock Exchange under the symbol "CLW."
HOLDERS
As of February 17, 2026, there were approximately — registered holders of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
Our Board of Directors approved a new stock repurchase program on October 31, 2024 authorizing the repurchase of up to $100 million of our common stock. As of December 31, 2025, we had up to $79.5 million of authorized repurchases remaining.
This plan replaced the previously approved plan and terminated any remaining authorization under such plan. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. The authorization has no expiration date.
No shares were repurchased during the fourth quarter of 2025.
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
PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder return of our common stock for the period beginning December 31, 2020 and ending December 31, 2025, with the cumulative total return during such period of the S&P 600 Small Cap Index, the S&P MidCap 400, and the Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2020, in our common stock and in the indices and assumes dividends were reinvested. The stock performance shown on the graph represents historical stock performance and is not necessarily indicative of future stock price performance.

ITEM 6.     [Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report. A discussion of the earliest year may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on February 24, 2025.
Overview of Business
We are a premier manufacturer and supplier of Solid Bleached Sulfate (SBS) paperboard packaging products to independent converters. We believe we are well positioned to capitalize on sustainability trends toward renewable and recyclable materials. We focus on food service and folding carton markets and provide limited distribution and sheeting services. Additionally, we sell minor amounts of pulp to outside customers. We believe our status as an independent, non-integrated supplier is core to our value proposition. We strive to develop new products and innovative solutions to expand and diversify our paperboard portfolio. In 2024, we completed the acquisition of a paperboard manufacturing facility and associated business in Augusta, Georgia.
Significant Factors That Impact Our Business and Results of Operations
The paperboard industry is affected by macro-economic conditions around the world and has historically experienced cyclical market conditions. As a result, prices for products and sales volumes have historically been volatile. Product pricing is significantly affected by the relationship between supply and demand for our products. Product supply in the industry is influenced primarily by fluctuations in available manufacturing production, which tends to increase during periods when prices remain strong. During 2025, the paperboard industry saw significant weakness due to increasing supply.
Our operating costs include raw materials, labor and selling, general and administrative expenses. We manage these costs through cost saving and productivity initiatives, sourcing programs, and pricing actions. Additionally, our operations, as do all pulp and paperboard manufacturing operations, require regular annual planned maintenance outages.
Critical Accounting Policies and Significant Estimates
A discussion of our significant accounting policies and significant accounting estimates and judgments is presented in Note 1, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 of this report. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. We reviewed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For 2025, the significant accounting estimate and judgment includes:
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
The following table illustrates the estimated impact on hypothetical pension obligations and expenses that would have resulted from a 25-basis point reduction in two key assumptions for the year ended December 31, 2025:

(In millions)	Statements of Operations	Balance Sheets
Discount rate	$0.4	$4.4
Expected long term rate of return	$0.6	$—
It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

Non-GAAP Financial Measures
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-K, we disclose income (loss) from continuing operations before interest expense, net, non-operating pension and other post employment benefit costs, income tax expense, depreciation and amortization, other operating charges, net, debt retirement costs, and goodwill impairment as Adjusted EBITDA from continuing operations which is a non-GAAP financial measure. Adjusted EBITDA from continuing operations is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
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
The following table provides our Adjusted EBITDA from continuing operations for the periods presented and a reconciliation to net income.

	For The Years Ended December 31,
(In millions)	2025	2024	2023
Net income (loss)	$(18.6)	$196.3	$107.7
Less: income from discontinued operations, net of tax	34.4	270.3	59.0
Income (loss) from continuing operations	(53.0)	(74.0)	48.7
Add (deduct):
Income tax provision (benefit)	(7.1)	(27.1)	16.9
Interest expense, net	16.8	29.2	9.5
Goodwill impairment	48.0	—	—
Depreciation and amortization expense	92.4	69.8	40.7
Inventory revaluation on acquired business	—	6.8	—
Other operating charges, net	8.9	24.0	3.2
Other non-operating (income) expense	1.2	(1.8)	(0.1)
Debt retirement costs	—	9.1	3.1
Adjusted EBITDA from continuing operations	$107.2	$36.0	$122.0

OPERATING RESULTS FROM CONTINUING OPERATIONS

	For The Years Ended December 31,			Increase (decrease)
	2025	2024	2023	2025-2024	2024-2023
Net sales	$1,555.4	$1,383.6	$1,136.0	12%	22%
Cost of sales	1,439.8	1,307.5	935.3	10%	40%
Gross profit	115.6	76.1	200.7	52%	(62)%
Gross profit as % of sales	7.4%	5.5%	17.7%
Selling, general and administrative expenses	100.8	116.7	119.4	(14)%	(2)%
Selling, general and administrative as % of sales	6.5%	8.4%	10.5%
Other operating charges, net (1)	8.9	24.0	3.2	nm	nm
Goodwill impairment(1)	48.0	—	—	nm	nm
Income (loss) from continuing operations	$(42.1)	$(64.5)	$78.1	35%	(183)%

Adjusted EBITDA from continuing operations	$107.2	$36.0	$122.0	198%	(70)%
Adjusted EBITDA margin	6.9%	2.6%	10.7%	165%	(76)%
(1) See Note 7, "Goodwill and Intangible Assets" and Note 10, "Other operating charges," of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.
Net Sales
For the year ended December 31, 2025, net sales increased compared to the prior year primarily due to the inclusion of the Augusta operations (see Note 3, "Business Acquisition" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information). The addition of Augusta operations was offset by declines in market prices and changes in our product mix.

	For The Years Ended December 31,			Increase (decrease)
	2025	2024	2023	2025-2024	2024-2023
Paperboard shipments (short tons)	1,236,114	1,080,898	751,520	14.4%	43.8%
Paperboard sales price (per short ton)	$1,167	$1,210	$1,375	(3.6)%	(12.0)%

Pulp shipments (short tons)	148,487	101,429	140,284	46.4%	(27.7)%
Pulp sales price (short tons)	$652	$581	$607	12.2%	(4.3)%
Cost of sales
Costs included in our cost of sales include input costs (principally raw materials and energy), labor and overhead, supply chain costs (principally freight and outside warehousing). The table below provides the details of our cost of sales for the years ended December 31, 2025, 2024 and 2023.

	For The Years Ended December 31,			Increase (decrease)
	2025	2024	2023	2025-2024	2024-2023
Input costs	$688.5	$615.0	$494.5	12.0%	24.4%
Labor and overhead	517.7	482.2	302.7	7.4%	59.3%
Supply chain costs	153.3	140.1	105.3	9.4%	33.0%
Other	(8.1)	4.4	(3.3)	nm	nm
Depreciation and amortization	88.3	65.9	36.1	34.0%	82.7%
Cost of Sales	$1,439.8	$1,307.5	$935.3	10.1%	39.8%

For the year ended December 31, 2025, cost of sales increased compared to the prior year, primarily due to the inclusion of the Augusta operations offset by cost reduction activities. Input costs increased due to higher production volume with increases on a per ton basis across energy and chemicals offset by reductions on a per ton basis in fiber. Our labor and overhead increased due to the inclusion of the Augusta operations offset by implementation of our cost reduction plan. Depreciation increased due to inclusion of Augusta operations. Supply chain costs increased due to higher volumes offset by lower freight costs per ton due to improved freight optimization related to our revised facility footprint. Other costs decreased due to inventory increases related to the additional absorption of labor and overhead as of the year ended December 31, 2025 as compared to inventory decreases for the year ended December 31, 2024.
Gross profit
For the year ended December 31, 2025, gross profit increased due to improved operating performance, higher sales volume and our planned cost reduction activities, offset by lower sales prices.
Selling, general and administrative
For the year ended December 31, 2025 compared to the year ended December 31, 2024, selling, general and administrative expenses decreased due our planned cost reductions and reductions in incentive compensation linked to reduced operational results, partially offset by increased sales cost resulting from the Augusta acquisition.
Other operating charges
See Note 10, "Other Operating Charges, net" of the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.
Overall income (loss) from continuing operations and Adjusted EBITDA
For the year ended December 31, 2025, operating income (loss) from continuing operations increased as compared to the prior year due to lower input costs and our planned cost reduction activities, offset by lower sales pricing, goodwill and other impairment charges, integration cost associated with the acquisition of the Augusta facility and severance. For the year ended December 31, 2025, Adjusted EBITDA from continuing operations increased as compared to the prior year due to lower input costs and our planned cost reduction activities, offset by lower sales pricing.
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
2026 OPERATIONS
In early 2026, the company experienced production disruptions and higher operating costs due to severe weather affecting its Augusta and Cypress Bend facilities. Through the date of filing, these events have resulted in an estimated $20 million reduction in Adjusted EBITDA.
For the full year of 2026, we expect to generate revenue between $1.45 billion and $1.55 billion, with higher volumes being more than offset by lower carry over pricing from 2025. New productivity initiatives and carry over from 2025 productivity are expected to offset input cost inflation of roughly 2% to 3%. We expect direct costs from our three planned major maintenance outages in 2026 to be similar to 2025, or roughly $50 million. We intend to execute our Lewiston, Idaho planned major maintenance outage in June of 2026, and the Augusta, Georgia outage in October of 2026. In addition, we will target $20 million of working capital improvements versus 2025, primarily by reducing our finished goods inventories. While we expect this reduction to generate incremental cash flows, it may have a negative impact on our fixed cost absorption and Adjusted EBITDA.
AUGUSTA ACQUISITION - REPRESENTATION AND WARRANTY INSURANCE CLAIM
On February 20, 2024, we and Graphic Packaging International, LLC (“GPK”), a wholly owned subsidiary of

Graphic Packaging Holding Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired a paperboard manufacturing facility and associated business, located in Augusta, Georgia (Augusta). The acquisition was completed on May 1, 2024 and the purchase price was $700 million, subject to adjustments for inventory and other assets. The amount paid totaled approximately $710.6 million. Our consolidated statement of operations includes the operation of these assets from May 1, 2024 through December 31, 2025.
GPK made customary representations and warranties in the Purchase Agreement for a transaction of this nature relating to periods prior to, and as of, the closing of the acquisition. We obtained representation and warranty insurance, subject to exclusions, a policy limit of $105 million, and certain other terms and conditions, to cover losses resulting from a breach of these representations and warranties. We have notified the insurance carriers of alleged breaches of certain representations and warranties contained in the Purchase Agreement. In July and November 2025, we submitted our claims to the insurance carriers for losses arising of the alleged breaches. During 2025, we received a partial settlement of $23.0 million related to these claims, of which $6.0 million was related to reimbursable costs and recorded within "Cost of sales" and $17.0 million related to other breaches and reported within "Other operating charges, net" in our Consolidated Statements of Operations . Although we believe that our claims are meritorious, no assurance can be given as to whether we will recover additional proceeds related to these claims.
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
Operating Activities
During 2025, we generated $12.3 million of cash from operations, as compared to $61.4 million in 2024. This decrease was driven by lower operating performance due to the divestiture of our tissue operations which are included in discontinued operations for the year ended December 31, 2024. Additionally, we paid $57 million related to our 2024 income tax liability primarily related to the divestiture of our tissue operations in 2024 and received $23.0 million in insurance proceeds. Accounts receivable and accounts payable agings have remained relatively consistent with balances as of December 31, 2024.
Investing Activities
During 2025, we used $100.4 million in cash from investing activities, as compared to generating $167.7 million in 2024. During the year ended December 31, 2025, we paid $88.8 million related to capital expenditures and paid $11.6 million associated with the working capital adjustment related to our business divestiture that occurred during 2024. Included in accounts payable and accrued liabilities was $7.4 million in related to capital expenditures that had not yet been paid at December 31, 2025.
In 2026, we expect cash paid for capital expenditures to be approximately $65 million to $75 million.
Financing Activities
Net cash flows provided by financing activities were $39.3 million for 2025. We borrowed $82.0 million and repaid $18.6 million under our Credit Agreements. We used $17.2 million to repurchase stock and $2.3 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans during the year ended December 31, 2025.
Commitments
Significant contractual obligations as of December 31, 2025 include our long term debt obligations, lease obligations and retirement plans and post retirement benefits. Refer to Note 9 "Debt," Note 6 "Leases" and Note 12 "Retirement plans and postretirement benefits" included in Item 8 of this report for further information. Other purchase obligations include purchase commitments of $122.1 million, of which $67.9 million is payable within 12 months, related to contracts for raw materials (including natural gas, electricity, chemicals and pulp), capital expenditures, and various IT services.
Credit Agreements
We are party to an amended and restated credit agreement (which may be amended from time to time, the “PCA Credit Agreement”) that consists of a term revolver commitment in the amount of $264.6 million. We may also increase term revolver commitments under the PCA Credit Agreement in an aggregate amount of up to $60 million, subject to obtaining commitments from any participating lenders and certain other conditions. The obligations under the PCA Credit Agreement are secured by liens on substantially all of our personal property assets and each of our domestic subsidiaries that are guarantors of the PCA Credit Agreement. Borrowings under the PCA Credit Agreement are subject to mandatory prepayment in certain circumstances. We may, at our option, prepay and reborrow any borrowings under the PCA Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). The PCA Credit Agreement matures on May 1, 2029, subject to a springing maturity beginning on the date that is 91 days prior to the maturity of the Company’s 2020 Notes if the outstanding principal amount of the 2020 Notes plus $50 million is at any time during such 91 day period greater than the sum of our available borrowing liquidity and unrestricted cash.
We are also party to an asset-based loan credit agreement (which may be amended from time to time, the “ABL Credit Agreement,” and together with the PCA Credit Agreement, the “Credit Agreements”) that consists of a $375 million revolving loan commitment, subject to borrowing base limitations. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase the revolving commitments under the ABL Credit Agreement in an aggregate amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. The obligations under the ABL Credit Agreement are secured by liens on substantially all of our personal property assets and each of our domestic subsidiaries that are guarantors of the ABL Credit Agreement. We may, at our option, prepay and reborrow any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). The ABL Credit Agreement matures on November 7, 2027. As of December 31, 2025, we had borrowings of $64.0 million outstanding under this facility and $3.5 million drawn to support our letters of credit.
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
At December 31, 2025, we were in compliance with the covenants in the Credit Agreements, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with the Credit Agreements. See Note 9, "Debt," to the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk on financial instruments is limited to our ABL Credit Agreements, under which there was $64.0 million outstanding as of December 31, 2025. The interest rates applied to borrowings on our Credit Agreements and are adjusted often and therefore react quickly to any movement in the general trend of market interest rates.
Quantitative Information about Market Risk

	Expected Maturity Date
(In millions)	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt:[1]
Fixed rate	$—	$—	$275.0	$—	$—	$—	$275.0
Variable rate	$—	$64.0	$—	$—	$—	$—	$64.0
Average interest rate	—%	5.08%	4.75%	—%	—%	—%	4.81%
Fair value at December 31, 2025							$322.2
1 Excludes finance lease liability.

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Clearwater Paper Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearwater Paper Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Measurement of the pension benefit obligation
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company’s pension benefit obligation was $213.9 million as of December 31, 2025. The measurement of the pension benefit obligation is based on actuarial assumptions that require judgment, which includes the discount rate applied to the pension benefit obligation.

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

Seattle, Washington
February 18, 2026

CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets

	December 31,
(In millions, except share information)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$30.7	$79.6
Receivables, net of allowance for current expected credit losses of $1.8 and $1.6 at December 31, 2025 and 2024	195.3	188.7
Inventories, net	281.7	258.0
Other current assets	18.3	19.1
Total current assets	526.0	545.4
Property, plant and equipment	2,377.9	2,328.4
Accumulated depreciation and amortization	(1,376.1)	(1,305.4)
Property, plant and equipment, net	1,001.8	1,023.1
Goodwill and intangible assets, net	2.1	52.9
Other assets, net	58.3	57.9
Total assets	$1,588.3	$1,679.2
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	0.6	0.6
Accounts payable and accrued liabilities	215.6	319.7
Total current liabilities	216.2	320.4
Long-term debt	345.5	281.6
Liability for pension and other postretirement employee benefits	49.5	52.5
Deferred tax liabilities	68.2	89.7
Other long-term obligations	83.7	80.5
Total liabilities	763.0	824.7
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 16,567,722 issued	—	—
Additional paid-in capital	8.3	11.5
Treasury stock, 529,385 and 122,821 shares at cost	(14.8)	(3.3)
Retained earnings	862.3	880.8
Accumulated other comprehensive loss, net of tax	(30.5)	(34.5)
Total stockholders’ equity	825.3	854.6
Total liabilities and stockholders' equity	$1,588.3	$1,679.2

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations

	For The Years Ended December 31,
(In millions, except per share data)	2025	2024	2023
Net sales	$1,555.4	$1,383.6	$1,136.0
Costs and expenses:
Cost of sales	1,439.8	1,307.5	935.3
Selling, general and administrative expenses	100.8	116.7	119.4
Other operating charges, net	8.9	24.0	3.2
Goodwill impairment	48.0	—	—
Total operating costs and expenses	1,597.5	1,448.1	1,057.9
Operating income (loss)	(42.1)	(64.5)	78.1
Interest expense, net	(16.8)	(29.2)	(9.5)
Debt retirement costs	—	(9.1)	(3.1)
Other non-operating (expense) income	(1.2)	1.8	0.1
Total non-operating expense	(18.0)	(36.6)	(12.5)
Income (loss) from continuing operations before income taxes	(60.1)	(101.1)	65.6
Income tax provision (benefit)	(7.1)	(27.1)	16.9
Income (loss) from continuing operations	(53.0)	(74.0)	48.7

Income (loss) from discontinued operations before income taxes	(3.5)	73.3	78.6
Gain on sale of discontinued operations	1.5	307.2	—
Income tax provision (benefit) of discontinued operations	(36.4)	110.2	19.6
Income (loss) from discontinued operations	34.4	270.3	59.0

Net income (loss)	$(18.6)	$196.3	$107.7

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(3.28)	$(4.41)	$2.89
Income (loss) per share from discontinued operations	2.13	16.11	3.50
Net income (loss) per share	(1.15)	11.70	6.39

Diluted income (loss) per share:
Income (loss) per share from continuing operations	(3.28)	(4.41)	2.85
Income (loss) per share from discontinued operations	2.13	16.11	3.45
Net income (loss) per share	$(1.15)	$11.70	$6.30

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	For The Years Ended December 31,
(In millions)	2025	2024	2023
Net income (loss)	$(18.6)	$196.3	$107.7
Other comprehensive income (loss), net of tax:
Defined benefit pension and other postretirement employee benefits:
Net (gain) loss arising during the period, net of tax of $1.3, $(1.2) and $0.9	3.8	(3.6)	2.8
Amortization of actuarial (gain) loss included in net periodic cost, net of tax of $0.1, $(0.1) and $(0.1)	0.2	(0.3)	(0.2)
Other comprehensive income (loss), net of tax	4.0	(3.8)	2.6
Comprehensive income (loss)	$(14.6)	$192.5	$110.3

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
(In millions)	2025	2024	2023
Operating activities
Net income (loss)	$(18.6)	$196.3	$107.7
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Goodwill impairment	48.0	—	—
Depreciation and amortization	92.4	99.8	98.6
Equity-based compensation expense	3.8	5.6	9.9
Deferred taxes	(22.5)	39.0	(14.9)
Defined benefit pension and other postretirement employee benefits	0.1	(4.2)	(2.0)
Gain on business divestiture	(1.5)	(307.2)	—
Amortization of deferred debt costs and debt retirement	2.2	11.8	4.4
Loss on sale or impairment associated with assets	7.9	1.9	2.1
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) in accounts receivable	(2.2)	(87.2)	(1.3)
(Increase) decrease in inventories	(23.5)	12.4	4.0
(Increase) decrease in other current assets	1.4	(2.5)	0.8
Increase (decrease) in accounts payable and accrued liabilities	(75.3)	98.9	(21.3)
Other, net	0.1	(3.0)	2.6
Net cash flows provided by operating activities	12.3	61.4	190.7
Investing activities
Additions to property, plant and equipment [1]	(88.8)	(116.6)	(73.7)
Acquisition of business	—	(708.2)	—
Proceeds (payments) from business divestiture	(11.6)	992.5	—
Net cash flows provided by (used in) investing activities	(100.4)	167.7	(73.7)
Financing activities
Borrowings on long-term debt	82.0	753.4	222.0
Repayments of long-term debt	(18.6)	(931.1)	(325.6)
Taxes paid related to net share settlement of equity awards	(2.3)	(4.1)	(4.7)
Repurchases of common stock	(17.2)	(10.0)	(17.9)
Payments for debt issuance costs	—	(5.6)	(3.1)
Other, net	(4.6)	5.9	—
Net cash flows provided by (used in) financing activities	39.3	(191.4)	(129.4)
Increase (decrease) in cash and cash equivalents	(48.9)	37.7	(12.4)
Cash and cash equivalents at beginning of period	79.6	42.0	54.4
Cash and cash equivalents at end of period	$30.7	$79.6	$42.0

Supplemental disclosures of cash flow information:

Cash paid for interest, net of amounts capitalized	$15.9	$52.4	$37.8
Cash paid for income taxes, net of refunds received	$53.8	$19.0	$16.6

1 Capital expenditures of $7.4 million, $25.8 million and $13.0 million that have not been paid as of December 31, 2025, 2024 and 2023 were excluded from the Statement of Cash Flows.

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2022	16,762	$—	$28.5	—	$—	$576.8	$(33.3)	$572.1
Net income	—	—	—	—	—	107.7	—	107.7
Stock-based compensation expense	—	—	9.0	—	—	—	—	9.0
Issuance of shares under stock plans, net	266	—	(4.7)	—	—	—	—	(4.7)
Pension and other postretirement employee benefits, net of tax of $0.9	—	—	—	—	—	—	2.6	2.6
Repurchases of common stock	(543)	—	(17.9)	—	—	—	—	(17.9)
Balance at December 31, 2023	16,485	—	14.9	—	—	684.5	(30.7)	668.8
Net income	—	—	—	—	—	196.3	—	196.3
Stock-based compensation expense	—	—	6.0	—	—	—	—	6.0
Issuance of shares under stock plans, net	247	—	(2.7)	—	—	—	—	(2.7)
Pension and other postretirement employee benefits, net of tax of $1.3	—	—	—	—	—	—	(3.8)	(3.8)
Repurchases of common stock	(164)	—	(6.7)	(123)	(3.3)	—	—	(10.0)
Balance at December 31, 2024	16,568	—	11.5	(123)	(3.3)	880.8	(34.5)	854.6
Net loss	—	—	—	—	—	(18.6)	—	(18.6)
Stock-based compensation expense	—	—	4.8	—	—	—	—	4.8
Issuance of shares under stock plans, net		—	(8.0)	192	5.7	—	—	(2.3)
Pension and other postretirement employee benefits, net of tax of $1.3	—	—	—	—	—	—	4.0	4.0
Repurchases of common stock	—	—	—	(599)	(17.2)	—	—	(17.2)
Balance at December 31, 2025	16,568	$—	$8.3	(529)	$(14.8)	$862.3	$(30.5)	$825.3

The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
On November 1, 2024, we completed the divestiture of our tissue business. This divestiture is presented as discontinued operations within our Consolidated Statements of Operations and is excluded from continuing operations for all periods presented. See Note 4, "Discontinued Operations," for more information on the divestiture.
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
Accounts Receivable
Receivables consist of:

	December 31,
	2025	2024
Trade accounts receivable	$156.8	$167.5
Allowance for current expected credit losses	(1.8)	(1.6)
Unbilled receivables	6.5	5.3
Taxes receivable	27.4	2.6
Other	6.5	15.0
	$195.3	$188.7
Inventories
Our inventories are stated at the lower of net realizable value or current cost using the average cost method.

	December 31,
	2025	2024
Logs, chips and sawdust	$28.8	$25.1
Pulp	10.1	6.9
Paperboard products	128.6	123.4
Materials and supplies	114.2	102.5
	$281.7	$258.0
Property, Plant And Equipment
Property, plant and equipment are stated at cost, including assets acquired under finance lease obligations, and any interest costs capitalized, less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method. Estimated useful lives generally range from 10 to 40 years for land improvements, 10 to 40 years for building and improvements, and 2 to 25 years for machinery and equipment (includes office and other equipment).

	December 31,
	2025	2024
Land and land improvements	$67.0	$65.8
Buildings and improvements	232.8	232.4
Machinery and equipment	2,046.1	1,942.6
Construction in progress	32.0	87.6
Property, plant and equipment	2,377.9	2,328.4
Less accumulated depreciation and amortization	(1,376.1)	(1,305.4)
Property, plant and equipment, net	$1,001.8	$1,023.1

At December 31, 2025 and 2024, included within property, plant and equipment, net were finance leases of $8.2 million and $8.6 million and associated accumulated depreciation amounts of $0.4 million and $0.3 million.
Depreciation expense included in our financials is as follows:

	For The Years Ended December 31,
	2025	2024	2023
Continuing operations	$90.3	$67.7	$38.6
Discontinued operations	—	30.0	57.9
Amortization of intangibles	2.1	2.1	2.1
	$92.4	$99.8	$98.6
Planned Maintenance
We recognize the cost of repair and maintenance activities in the period in which the activity is performed or goods are consumed under the direct expense method. We perform planned annual maintenance activities at our facilities and associated expenses are included in cost of sales.
Accounts Payable And Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	December 31,
	2025	2024
Trade payables	$130.9	$164.6
Accrued compensation	33.6	38.2
Operating lease liabilities	12.3	11.1
Taxes payable	—	50.8
Other	38.8	55.0
	$215.6	$319.7
Included in accounts payable and other accrued liabilities is $7.4 million and $25.8 million related to capital expenditures that had not yet been paid as of December 31, 2025 and 2024.
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
The roll forward of our outstanding obligations confirmed as valid under the program were as follows:

	December 31,
	2025	2024
Supplier finance program obligations balance, beginning of the year	$12.7	$14.7
Invoice amounts added during the year	51.2	84.1
Invoice amounts paid during the year	(60.6)	(86.1)
Supplier finance program obligations balance, end of year	$3.3	$12.7
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
Generally, revenue is recognized at a point in time upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when title and the risk of loss have passed, usually this is upon receipt at our customer's destination. We have elected to treat shipping and handling costs as a fulfillment cost. We expense incremental direct costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally 12 months or less. We maintain consignment inventory at a limited number of customer locations. For consigned inventory, we recognize revenue upon transfer of control, which is often in advance of invoicing the customer. These amounts are classified as unbilled receivables in the above detail of trade accounts receivable.
We provide for trade promotions, customer cash discounts and other deductions, which are considered variable consideration and recorded as a reduction to net sales. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on our estimates of customer volume achievement and other factors incorporated into customer agreements. Revenue, net of returns and credits, is only recognized to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Judgment associated with forecasted volumes is required to determine the most probable amount of variable consideration to apply as a reduction to net sales. Management adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of December 31, 2025 and 2024, we accrued $14.8 million and $8.9 million for customer rebates recorded in accounts payable and accrued liabilities on our Consolidated Balance Sheets.
For more information on the disaggregation of revenue by primary geographical market and major product line, see Note 19, "Segment Disclosure."

Other Operating Charges, Net
We classify significant amounts unrelated to ongoing core operating activities as “Other operating charges, net” in the Consolidated Statements of Operations. Such items include, but are not limited to, amounts related to facility closures and related gain (loss) on sale and impairment, restructuring charges (including severance charges), costs to establish and maintain litigation or environmental reserves, gains or losses from settlements with governmental or other organizations, acquisition and integration related costs and cash settled equity-based compensation to our directors. Due to the nature of these items, amounts in the statement of operations can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment.
See Note 10, "Other Operating Charges, net," for further information.
Accounts Receivable Arrangement
Prior to the sale of our tissue business, we maintained an uncommitted supply-chain financing program with a global financial institution. Under this program, a specific customer's trade accounts receivable may be acquired, without recourse, by the institution at a discounted rate.
For the year ended December 31, 2024, we sold $261.6 million of receivables. The proceeds from these sales of receivables are included within operating activities in our Consolidated Statements of Cash Flows. For the years ended December 31, 2024, and 2023 factoring expense on the sale of receivables was $3.4 million and $3.7 million and was included Selling, general and administrative expense within our Income (loss) from discontinued operations in our Consolidated Statements of Operations. With the divestiture of our Tissue operations in 2024, we discontinued this program.
Environmental And Asset Retirement Obligations
Our asset retirement liability reflects the estimated present value of our obligations for capping, closure and post closure costs with respect to landfills, asbestos remediation and other ongoing environmental monitoring. We have met our current legal obligation to identify and manage these materials. These obligations are recorded in “Accounts Payable and Accrued liabilities” and “Other long-term obligations” on our Consolidated Balance Sheets. The following table represents the activity associated with these obligations for the years ended.

	December 31,
	2025	2024
Beginning balance	$5.0	$2.0
Liabilities acquired	—	2.9
Accretion expense	0.3	0.2
Payments	—	(0.1)
Ending balance	$5.3	$5.0
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

NOTE 2: RECENTLY ADOPTED AND NEW ACCOUNTING STANDARDS
Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures primarily related to the rate reconciliation and disaggregation of income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this ASU prospectively on January 1, 2025. The adoption of this standard resulted in additional income tax disclosures and did not have any impact on our financial statements. See Note 8, "Income Taxes," for additional information.
New Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregated disclosure of certain types of expenses, such as inventory purchases, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this ASU will result in additional disclosure of income statement expenses but will not have a material impact on our financial statements.
NOTE 3: BUSINESS ACQUISITION
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
The purchase price of the Augusta Acquisition was allocated to assets acquired and liabilities assumed based on the estimated fair values as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is expected to be deductible for tax purposes. The purchase price was final as of May 1, 2025.
The purchase price allocation as of May 1, 2025 is as follows:

	Original Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Purchase price	$708.2	$—	$708.2
Inventories, net	102.8	0.7	103.5
Other current assets	0.4	(0.1)	0.4
Property, plant and equipment	609.3	1.0	610.3
Other assets, net	11.8		11.8
Total assets acquired	724.3	1.6	725.9
Current portion of long-term debt	(0.6)	—	(0.6)
Accounts payable and accrued liabilities	(7.7)	(0.8)	(8.5)
Long-term debt	(8.9)	—	(8.9)
Other long-term obligations	(12.6)	—	(12.6)
Total liabilities assumed	(29.7)	(0.8)	(30.5)
Net assets acquired	694.5	0.8	695.3
Goodwill	13.7	(0.8)	12.9
Total estimated fair value of net assets acquired	$708.2	$—	$708.2
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

NOTE 4: DISCONTINUED OPERATIONS
On November 1, 2024, we completed the divestiture of our tissue business to Sofidel America Corp. The purchase price was $1.06 billion in cash, subject to adjustments for working capital, indebtedness and transaction expenses. We recorded a gain on sale of $307.2 million for the year ended December 31, 2024. During the year ended December 31, 2025, we recorded an additional gain of $1.5 million due to the reversal of a portion of the previously accrued working capital settlement amount. The final cash payment of $11.6 million is included on our Consolidated Statement of Cash Flows for the year end December 31, 2025.
Below is a reconciliation of line items constituting pre-tax income from discontinued operations to the after-tax income from discontinued operations as reported on our Consolidated Statement of Operations:

	For The Years Ended December 31,
	2025	2024	2023
Net sales	$—	$870.3	$1,023.4
Cost of sales	1.3	733.0	892.6
Selling, general and administrative expenses	0.6	26.2	29.4
Other operating charges, net	1.6	14.4	2.4
Income (loss) from discontinued operations	(3.5)	96.7	99.1
Non-operating expense	—	(23.4)	(20.5)
Income (loss) from discontinued operations before income taxes	(3.5)	73.3	78.6
During the year ended December 31, 2025, we finalized the sales price of Tissue operations based upon the working capital settlement. Additionally, based upon the filing of our 2024 income tax return, we recorded a tax benefit associated with the sale of $36.4 million, primarily related to continued discussions with the IRS on the WSD matter discussed in Note 8.
The major components of “Other operating charges, net” included in discontinued operations for the years ended December 31, 2025, 2024 and 2023 are reflected in the table below. These items are considered outside of our core discontinued operations.

	For The Years Ended December 31,
	2025	2024	2023
Divestiture related costs	$1.6	$12.7	$—
Loss on sale or impairment associated with assets	—	0.4	2.4
Business improvement and other expenses	—	1.3	—
	$1.6	$14.4	$2.4
Operating and investing cash flows of the discontinued operation are presented in the following table:

	Twelve Months Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities of discontinued operations	$(0.5)	$143.7	$121.3
Net cash used in investing activities of discontinued operations	—	(11.4)	(18.8)
In connection with the divestiture, we entered into a Lease Agreement to lease the portion of the land and building on which our tissue business operated at the Lewiston, Idaho facility. The lease term shall be five years with certain renewal rights for a maximum of ten years. The lease was determined to be at below market rates and correspondingly a portion of the gain was deferred and will be amortized over the expected lease period (see Note 6, "Leases"). Additionally, we entered into a Services and Use Rights Agreement which we will provide certain services in connection with the ongoing operations at the buyer's manufacturing facilities located in Lewiston, Idaho.
NOTE 5: FAIR VALUE MEASUREMENTS
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
We review the carrying amounts long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying amount is not recoverable and exceeds estimated fair value.
NOTE 6: LEASES
We have operating leases for manufacturing equipment, office equipment, and vehicles. Our leases have remaining lease terms from less than 1 to 10 years, and some of our leases include one or more options to renew. Options to renew, extend or terminate a lease are reflected in our lease terms when we believe it is reasonably certain we will exercise that option. When our leases do not provide an implicit or an explicit interest rate, we use our incremental borrowing rate in determining the present value of lease payments.

Components Of Lease Expense

	For The Years Ended December 31,
	2025	2024	2023
Operating lease costs	$14.3	$12.9	$9.4
Finance lease costs:
Amortization of ROU assets	0.5	0.3	—
Interest on lease liabilities	0.6	0.5	—
Total finance lease costs	1.0	0.8	—
Variable lease costs	0.4	0.5	0.3
Total lease costs	$15.7	$14.2	$9.7
Supplemental Balance Sheet Information

		December 31,
	Balance Sheet Caption	2025	2024
Lease ROU assets
Operating lease assets	Other assets, net	$41.8	$39.1
Finance lease assets, net	Property, plant and equipment, net	$7.8	$8.3

Lease Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$12.3	$11.1
Current finance lease liabilities	Current portion of long-term debt	$0.6	$0.6

Non-current operating lease liabilities	Other long-term obligations	$31.7	$28.3
Non-current finance lease liabilities	Long-term debt	$7.8	$8.4

Total operating lease liabilities		$44.0	$39.4
Total finance lease liabilities		$8.4	$9.1

Lease Term And Discount Rate

	December 31,
	2025	2024
Weighted average remaining lease term (years)
Operating leases	4.6	4.3
Finance lease	11.3	12.3
Weighted average discount rate
Operating leases	6.7%	6.5%
Finance lease	7.4%	7.4%

Supplemental Cash Flow Information

The table below includes lease information for both continuing and discontinued operations.

	For The Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.1	$20.7	$19.6
Operating cash flows from finance leases	0.6	1.6	2.0
Financing cash flows from finance leases	0.6	1.1	0.9
Non-cash amounts for lease liabilities arising from obtaining ROU assets:
Operating leases	$14.8	$3.5	$32.7
Operating leases assumed on business acquisition	—	14.5	—
Finance leases assumed on business acquisition	—	8.6	—

Maturity Of Lease Liabilities
As of December 31, 2025, our future maturities of lease liabilities were as follows:

	Operating	Finance
2026	$14.8	$1.3
2027	12.8	1.2
2028	8.0	1.2
2029	5.6	1.2
2030	4.0	1.2
Thereafter	6.6	6.4
Total lease payments	51.7	12.5
Less imputed interest	(7.7)	(4.1)
Present value of lease liabilities	$44.0	$8.4
As discussed in Note 4, "Discontinued Operations," we entered into a Lease Agreement associated with the sale of our tissue operations. This lease is included in "Accounts payable and accrued liabilities" and "Other long-term obligations" on our Consolidated Balance Sheets. During the year ended December 31, 2025 and 2024, we recognized $3.3 million and $0.5 million in lease income associated with this lease.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amounts of goodwill and intangible assets were as follows:

	Goodwill	Intangibles - Customer Relationship	Total
Balance as of December 31, 2023	$35.1	$6.4	$41.5
Recognized goodwill [1]	13.6	—	13.6
Amortization	—	(2.1)	(2.1)
Balance as of December 31, 2024	48.6	4.3	52.9
Recognized goodwill - measurement period adjustment [1]	(0.7)	—	(0.7)
Goodwill impairment	(48.0)	—	(48.0)
Amortization	—	(2.1)	(2.1)
Balance as of December 31, 2025	$—	$2.1	$2.1
1 Goodwill recognized from the Augusta acquisition. See Note 3, "Business Acquisition," for additional information.
As of December 31, 2024, we had $48.6 million of goodwill included on our Consolidated Balance Sheets. Our goodwill was accumulated through the acquisition of Manchester Industries in 2016 for $35.1 million and the acquisition of the Augusta paperboard facility in 2024 of $12.9 million. Goodwill is not amortized but tested for impairment annually as of each November 1st and at any time when events suggest impairment may have occurred, such as a significant adverse change in the business climate or a sustained drop in the company’s market capitalization. If the carrying amount of a reporting unit exceeds the estimated fair value of that reporting unit, a goodwill impairment loss is recognized equal to the excess of the reporting unit’s carrying amount of over its estimated fair value.
During the third quarter of 2025, we concluded that the sustained decline in our stock price (market capitalization) was a triggering event requiring an interim goodwill impairment assessment. Based upon this assessment, we concluded that our carrying value exceeded the estimated fair value. As a result, we recorded a non-cash goodwill impairment charge of $48.0 million which represents a full impairment of the goodwill. The decline in the estimated fair value and the resulting impairment was primarily driven by continued paperboard market softness and additional market capacity coming online which drove a sustained decline in our market capitalization. This was coupled with the increase in our carrying value related to the divestiture of our tissue business in late 2024. The fair market value considered both the market and income approach. As a result of the triggering event, we conducted a recoverability analysis on other long-term assets, including fixed assets and intangible assets subject to amortization. The results indicated that no need for further impairment charges.
Our intangible assets, which were accumulated through the acquisition of Manchester Industries, are amortized over their useful lives of 10 years. The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2025 was $25.4 million and $23.3 million. The gross book value and accumulated amortization of definite lived intangible assets at December 31, 2024 was $34.9 million and $30.6 million.
As of December 31, 2025, estimated future amortization expense related to intangible assets is as follows:

Amount
2026	$2.1
Total	$2.1

NOTE 8: INCOME TAXES
Income Tax Provision (Benefit)
The components of income tax provision (benefit) from continuing operations is comprised of the following:

	For The Years Ended December 31,
	2025	2024	2023
Current
Federal	$13.8	$(73.9)	$17.4
State	0.3	(1.1)	3.0
Total current	14.1	(75.0)	20.5
Deferred
Federal	(20.9)	50.9	(3.7)
State	(0.3)	(3.0)	0.1
Total deferred	(21.2)	47.9	(3.6)
Income tax provision (benefit)	$(7.1)	$(27.1)	$16.9

We adopted ASU 2023-09 "Income Taxes (Topic 740): "Improvements to Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required disclosures pursuant to ASU 2023-09 and reconciles the U.S. federal statutory amounts and rate to our actual effective amount and rate on income from continuing operations for the year ended December 31, 2025.

	For The Year Ended December 31, 2025
	$	%
Tax at the statutory rate	$(12.6)	21.0%
State and local taxes, net of federal income tax impact	1.1	(1.8)%
Tax credits
Research credit	(4.2)	7.0%
Nontaxable or nondeductible items:
Goodwill impairment	7.4	(12.2)%
Other items	1.3	(2.1)%
Change in unrecognized tax benefit	1.7	(2.8)%
Other, net
Return to provision	(0.7)	1.2%
Deferred tax adjustments	(1.2)	2.0%
Other, net	0.1	(0.2)%
Income tax benefit	$(7.1)	11.8%
The following table presents the required disclosures prior to the adoptions of ASU 2023-09 and reconciles the U.S. federal statutory amounts and rate to our actual effective amount and rate on income from continuing operations for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	%	2023	%
Tax at the statutory rate	$(21.2)	21.0%	$13.8	21.0%
State and local taxes, net of federal income tax impact	(4.5)	4.5%	2.6	4.0%
Adjustment for state deferred tax rate	(0.1)	0.1%	(0.2)	(0.2)%
Federal credits	(3.0)	3.0%	(1.0)	(1.6)%
Uncertain tax positions	0.1	(0.1)%	2.2	3.3%
Non-deductible expenses	0.7	(0.7)%	1.3	1.9%
Change in valuation allowances[1]	0.4	(0.4)%	(0.7)	(1.1)%
Other, net	0.6	(0.6)%	(1.0)	(1.5)%
Income tax provision (benefit)	$(27.1)	26.8%	$16.9	25.8%
Cash Income Taxes
We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Federal taxes	$40.2
State taxes:
California	4.7
Illinois	3.3
All Other	5.6
Total cash taxes paid	$53.8
The amount of cash income taxes paid by us during the years ended December 31, 2024 and 2023 was $19.0 million and $16.6 million.

Deferred Taxes

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

	2025	2024
Deferred tax assets:
Employee benefits	$2.6	$2.2
Postretirement employee benefits	10.8	11.4
Incentive compensation	1.8	2.6
Inventories	1.9	5.2
Pensions	0.1	0.9
Federal and state credit carryforwards	11.6	9.7
Federal and state net operating losses	21.6	1.0
Operating leases	10.9	6.9
Intangible assets	5.5	1.7
Deferred interest expense	9.1	0.3
Capitalized research credits	13.8	10.7
Other	4.3	3.8
Total deferred tax assets	93.9	56.2
Valuation allowance	(8.8)	(8.0)
Deferred tax assets, net of valuation allowance	85.1	48.2
Deferred tax liabilities:
Property, plant and equipment, net	(137.2)	(124.6)
Operating leases	(10.3)	(6.8)
Other	(4.3)	(4.7)
Total deferred tax liabilities	(151.9)	(136.2)
Net deferred tax liabilities	$(66.8)	$(88.0)

Net deferred tax assets (liabilities) consist of:
Non-current deferred tax assets[1]	$1.4	$1.7
Non-current deferred tax liabilities	(68.2)	(89.7)
Net non-current deferred tax liabilities	(66.8)	(88.0)
Net deferred tax liabilities	$(66.8)	$(88.0)
1Included in "Other assets, net" on our accompanying December 31, 2025 and 2024 Consolidated Balance Sheets.

We are required to evaluate the realizability of our deferred tax assets in U.S. jurisdictions on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. As of December 31, 2025, we maintained a valuation allowance of $8.8 million, primarily related to Idaho deferred tax assets, due to uncertainty about the future realization of these assets. We believe that future reversals of taxable temporary differences, and our forecast of continued earnings support our decision to not record a valuation allowance on other deferred tax assets.

Uncertain Tax Positions
The following table provides a roll forward of our unrecognized tax benefits.

	For The Years Ended December 31,
	2025	2024	2023
Beginning balance	$2.4	$80.9	$70.4
Increases:
Tax position taken in current year	1.1	0.9	0.4
Tax position taken in prior years	0.6	—	10.4
Decreases:
Settlements during the year	—	—	(0.3)
Tax position taken in prior years	—	(78.4)	—
Lapse of statutes in current year	(0.2)	(1.0)	—
Ending balance	$3.9	$2.4	$80.9

During 2022, we ceased operations in our wholly owned subsidiary, Cellu Tissue Holdings, Inc. and recorded a $68.4 million reserve for an estimated uncertain tax position relating to a worthless stock deduction for our investment which represented a full reserve of the tax effects of that position. During 2023, an additional $10.4 million was recorded as a reserve for uncertain tax positions relating to state income tax effects of the worthless stock deduction. During the year ended December 31, 2023, we filed our U.S. 2022 tax return reflecting this position and requested a tax refund which was generated primarily due to the worthless stock deduction. Prior to December 31, 2023, we received this refund. In 2023, we requested a ruling from the IRS in connection with the worthless stock deduction.
Due to the sale of our tissue operations during 2024, we have determined that it is more likely than not that we will sustain the value of the worthless stock deduction either as recorded or as a capital gain. Based upon this conclusion, we have removed the uncertain tax position and reversed any associated interest with this position. In 2025, based on updated conversations with the IRS we determined it was more likely than not the position would not be sustained and therefore recorded an RTP in discontinued operations to reverse the position previously taken.
On July 4, 2025, the One Big Beautiful Bill Act (Act) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing and increases the AMIC to 35 percent from 25 percent. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. The Act had no material impact on our results of operations for the year ended December 31, 2025. We continue to evaluate the impact of the Act's provisions that will take effect in future years.
We have operations in many states within the U.S. and are subject, at times, to tax audits in these jurisdictions. During 2023, we effectively settled federal tax years 2015 through 2019, however such years remain subject to exam until the U.S. federal exam is formally closed. With a few exceptions, we are no longer subject to state and local tax examination for years prior to 2018.

NOTE 9: DEBT
Long-term debt at the balance sheet dates consisted of:

		December 31, 2025			December 31, 2024
	Interest Rate at December 31, 2025	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
2020 Notes, maturing 2028, fixed interest rate	4.75%	275.0	(1.3)	273.7	275.0	(1.8)	273.2
ABL Credit Agreement (revolving loan), maturing 2027, variable interest rate	5.1%	64.0	—	64.0	—	—	—
Finance leases		8.4	—	8.4	9.1	—	9.1
Total debt		347.4	(1.3)	346.1	284.1	(1.8)	282.2
Less: current portion		(0.6)	—	(0.6)	(0.6)	—	(0.6)
Net long-term portion		$346.8	$(1.3)	$345.5	$283.4	$(1.8)	$281.6
Deferred debt costs are amortized over the life of the related debt using a straight-line basis which approximates the effective interest method. Deferred debt costs associated with our Credit Agreements are recorded within "Other assets, net" on our Consolidated Balance Sheets.
The fair value of our debt as of December 31 is included in the following table:

	2025	2024
2020 Notes, maturing 2028, fixed interest rate	$258.2	$258.9
ABL Credit Agreement (revolving loan), maturing 2027, variable interest rate	64.0	—
	$322.2	$258.9
PCA Credit Agreement
On May 1, 2024, we entered into the PCA Credit Agreement with the lenders party thereto and AgWest Farm Credit, PCA, as administrative agent. The PCA Credit Agreement amended and restated our prior credit agreement dated as of October 27, 2023 with the lenders party thereto and AgWest Farm Credit, PCA as administrative agent. The PCA Credit Agreement consists of a term revolver commitment of $265 million as of December 31, 2025 and initially, also included two term loans in the original outstanding aggregate principal amount of $490 million. During 2024, drawn balances on these two term loans were fully repaid. We may increase term revolver commitments under the PCA Credit Agreement in an aggregate amount of up to $60 million, subject to obtaining commitments from any participating lenders and certain other conditions. The term revolver commitment under the PCA Credit Agreement is subject to an annual reduction of 2.0% of the commitments then in effect. The PCA Credit Agreement matures on May 1, 2029, subject to a springing maturity beginning on the date that is 91 days prior to the maturity of the Company’s 2020 Notes if the outstanding principal amount of the 2020 Notes plus $50 million is at any time during such 91 day period greater than the sum of our available borrowing liquidity and unrestricted cash.
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
The PCA Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. At December 31, 2025, we were in compliance with the PCA Credit Agreement. Our ability to utilize our PCA Credit Agreement could be limited in the future by the bond indenture governing our 2020 Notes, which has limitations on the incurrence of liens.
ABL Credit Agreement
Our ABL Credit Agreement matures on November 7, 2027. The revolving loan commitment under the ABL Credit Agreement is $375 million, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. Based upon our Consolidated Balance Sheets as of December 31, 2025, our eligible receivables and inventory supported up to $210.9 million availability under the line, of which we utilized $67.5 million, consisting of $64.0 million borrowing outstanding and $3.5 million was utilized to issue letters of credit. We may, at our option, prepay any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits.
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
The ABL Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of us and our subsidiaries that restrict us and our subsidiaries' ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. The agreement also contains a financial covenant, which requires us to maintain a consolidated fixed charge coverage ratio of not less than 1.10x to 1.00x, provided that the financial covenant under the ABL Credit Agreement is only applicable during an event of default or if availability, as calculated under the ABL Credit Agreement, is at any time less than or equal to the greater of (i) 10% of the Line Cap and (ii) $25 million. As of December 31, 2025, our fixed charge coverage ratio was approximately 0.6x. Our ability to utilize our ABL Credit Agreement could be limited in the future by our bond indenture governing our 2020 Notes which has limitations on the incurrence of liens.
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
The 2020 Notes indenture contains covenants that, among other things, limit our ability and the ability of any of our subsidiaries to (i) enter into sale leaseback transactions, (ii) incur liens and (iii) consolidate, merge or sell all or substantially all of our assets. In addition, the 2020 Notes indenture requires, among other things, we provide certain reports to holders of the 2020 Notes. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the 2020 Notes indenture.

We may redeem all or a portion of the 2020 Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may be required to make an offer to purchase the 2020 Notes upon the sale of certain assets and upon a change in control.
Scheduled Payments
As of December 31, 2025, our future maturities of long term debt over the next five years are $64 million due in 2027 and $275 million due in 2028.
NOTE 10: OTHER OPERATING CHARGES, NET
The major components of “Other operating charges, net” in the Consolidated Statements of Operations are:

	Years Ended December 31,
	2025	2024	2023
Acquisition related costs	$—	$14.1	$1.9
Integration costs	6.4	8.0	—
Cost reduction plan	10.4	—	—
Loss on sale or impairment associated with assets	6.5	1.5	0.1
Representation and warranty insurance proceeds	(17.0)	—	—
Directors' equity-based compensation expense	(1.0)	(0.4)	0.9
Other	3.6	0.8	0.3
	$8.9	$24.0	$3.2
2025
During 2025, we recorded $8.9 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $6.4 million associated with integration activities (primarily professional services);
•expense of $10.4 million associated with our cost reduction plan (including $6.6 million of severance cost and other items);
•loss of $6.5 million associated with the impairment of equipment and related spare parts no longer being used;
•proceeds of $17.0 million related to claims made on our representations and warranties insurance policy; and
•reversal of expense of $1.0 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
2024
During 2024, we recorded $24.0 million expense in "Other operating charges, net." The main components of the expense include:
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
2023
During 2023, we recorded $3.2 million of expense in "Other operating charges, net." The main components of the expense include:
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

NOTE 11: NON-OPERATING EXPENSE
The major components of “Non-operating expense” in the Consolidated Statements of Operations are:

	Years Ended December 31,
	2025	2024	2023
Interest expense	$(17.8)	$(32.0)	$(11.8)
Capitalized interest	1.3	1.6	0.3
Amortization of debt issuance costs	(2.2)	(1.7)	(0.5)
Interest income	1.8	2.9	2.4
Interest expense, net	(16.8)	(29.2)	(9.5)

Debt retirement costs	—	(9.1)	(3.1)
Non-operating pension and other postretirement employee benefits income (expense)	(1.2)	1.8	0.1
Total non-operating expense	$(18.0)	$(36.6)	$(12.5)
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
NOTE 12: RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
Certain of our employees are eligible to participate in defined contribution savings and defined benefit postretirement plans. These include 401(k) savings plans, defined benefit pension plans including company-sponsored and multiemployer plans, and other postretirement employee benefit (OPEB) plans.
401(k) Savings Plans
Substantially all of our employees are eligible to participate in 401(k) savings plans, which include a company match component. For the year ended December 31, 2025, our contributions may be up to 7.7% for U.S. salaried and non-union hourly employees, consisting of a match of up to 4.2% of allowable contributions and an automatic employer contribution of 3.5%. Contributions associated with our union employees are based upon negotiated agreements. In 2025, 2024 and 2023, we recorded expense of $11.5 million, $18.9 million, and $16.7 million related to employer contributions to the 401(k) plans, included in the 2024 and 2023 amounts are $7.6 million and $8.2 million related to discontinued operations.
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

We also maintain a Salaried Supplemental Benefit Plan, an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to certain executives. Benefits in the Salaried Supplemental Benefit Plan are generally provided to restore benefits or company contributions that are reduced under the company sponsored qualified plans due to the limits of Section 401(a)(17) or 415 of the Code. The plan is composed of a defined benefit portion and a defined contribution portion. The defined benefit portion of the plan was frozen on December 31, 2011 (the date on which all benefit accruals under the Salaried Retirement Plan were frozen) and as of December 31, 2025, we had no active employees under this portion. We paid benefits of $0.5 million associated with the defined benefit portion of the plan in 2025. The defined contribution portion of this liability totaled $3.0 million and $2.6 million at December 31, 2025 and 2024. The current and long-term portions of the liability are included in “Accounts payable and accrued liabilities” and “Deferred tax liabilities and other long-term obligations” on our Consolidated Balance Sheets. The defined benefit portion is included in the pension benefit plans tables below.
Pension and Other Postretirement Employee Benefit Plans
The following table shows the changes in the benefit obligation, plan assets and funded status for 2025 and 2024 for both the pension benefit plans and the other postretirement employee benefit plans.

	Pension Benefit Plans		Other Postretirement Employee Benefit Plans
	2025	2024	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$217.2	$228.3	$45.9	$51.3
Service cost	3.1	2.5	0.1	0.2
Interest cost	11.8	11.9	2.5	2.5
Plan amendments	0.1	—	—	0.2
Actuarial (gains) losses	3.2	(4.2)	(1.0)	(4.1)
Benefits paid	(21.5)	(21.3)	(4.0)	(4.1)
Benefit obligation at end of year	213.9	217.2	43.5	45.9
Changes in plan assets:
Fair value of plan assets at beginning of year	214.4	231.1	—	—
Actual return on plan assets	20.6	3.5	—	—
Employer contributions	0.5	1.1	4.0	4.1
Benefits paid	(21.5)	(21.3)	(4.0)	(4.1)
Fair value of plan assets at end of year	214.0	214.4	—	—
Funded status at end of year	$0.1	$(2.8)	$(43.5)	$(45.9)
Amounts recognized in Consolidated Balance Sheets:
Non-current assets	$10.5	$8.7	$—	$—
Current liabilities	(0.4)	(0.5)	(4.1)	(4.4)
Non-current liabilities	(10.0)	(11.0)	(39.4)	(41.5)
Net amount recognized	$0.1	$(2.8)	$(43.5)	$(45.9)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net actuarial loss (gain)	$59.4	$64.2	$(12.1)	$(11.6)

The benefit obligation for our pension benefits is the projected benefit obligation based upon credited service as of the measurement date.
There were no significant gains or losses in benefit obligations during the year ended December 31, 2025.

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

	2025	2024
Projected benefit obligation	$121.2	$123.1
Accumulated benefit obligation	121.2	123.1
Fair value of plan assets	110.7	111.6
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

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2025	2024	2023	2025	2024	2023
Service cost	$3.1	$2.5	$3.5	$0.1	$0.2	$0.2
Interest cost	11.8	11.9	12.5	2.5	2.5	2.8
Expected return on plan assets	(13.3)	(15.7)	(15.2)	—	—	—
Amortization of actuarial loss (gain)	0.8	0.1	0.1	(0.5)	(0.5)	(0.4)
Amortization of prior service cost	0.1	—	—	—	—	—
Net periodic cost (income) before curtailments	2.4	(1.2)	0.8	2.1	2.2	2.6
Curtailments	—	—	—	—	(1.9)	—
Net periodic cost (income)	$2.4	$(1.2)	$0.8	$2.1	$0.3	$2.6

The components of net periodic pension expense other than the Service cost component are included in "Other non-operating expense" in the Consolidated Statements of Operations. During 2025, 2024, and 2023, $2.6 million, $2.2 million and $3.1 million of net periodic pension and OPEB costs were charged to "Cost of sales" and $0.6 million, $0.6 million and $0.6 million were charged to "Selling, general and administrative expenses," in the accompanying Consolidated Statements of Operations.
Assumptions:

	Pension Benefit Plans			Other Postretirement Employee Benefit Plans
	2025	2024	2023	2025	2024	2023
Actuarial assumption used to determine benefit obligation:
Discount rate	5.5%	5.7%	5.5%	5.5%	5.7%	5.3%
Actuarial assumption used to determine net periodic pension costs:
Discount rate	5.7%	5.5%	5.6%	5.7%	5.3%	5.6%
Expected return on plan assets	5.5%	6.1%	5.8%	—%	—%	—%
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

The assumed health care cost trend rate used to calculate 2025 OPEB cost was 6.6% in 2025, grading to 3.7% by 2074, for participants whose benefits are not provided through HRAs, and 4.5% in 2025 through 2032, then grading to 3.7% after 2032 for participants whose benefits are provided through HRAs. The health care cost trend rate used to calculate December 31, 2025 OPEB obligations was 5.9% in 2026, grading to 3.7% by 2074, for participants whose benefits are not provided through HRAs, and 4.50% in 2026 through 2032, then grading to 3.7% after 2032, for participants whose benefits are provided through HRAs.
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
Plan Assets
There have been no changes in the methodologies used during 2025 and 2024. Investments in common and collective trust funds are generally valued based on their respective net asset value (or its equivalent), as a practical expedient to estimate fair value due to the absence of a readily determinable fair value.
The following tables set forth by level, within the fair value hierarchy, the investments at fair value for our company-sponsored pension benefit plans:

	December 31, 2025
	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$2.0	$—	$2.0
Collective investment funds	—	212.0	212.0
Total investments at fair value	$2.0	$212.0	$214.0

	December 31, 2024
	Level 1	Investments measured at net asset value	Total
Cash and cash equivalents	$1.7	$—	$1.7
Collective investment funds	—	212.7	212.7
Total investments at fair value	$1.7	$212.7	$214.4

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
As of December 31, 2025, eight investment options held substantially all of the pension funds. Plan assets were diversified among the various asset classes within the allocation ranges approved by the Benefits Committee.
In 2025, we did not contribute to our qualified pension plans. We anticipate cash contributions of $4.2 million in 2026. We do not anticipate funding our OPEB plans in 2026 except to pay benefit costs as incurred during the year by plan participants.
Estimated future benefit payments are as follows for the years indicated:

	Pension Benefit Plans	Other Postretirement Employee Benefit Plans
2026	$19.9	$4.1
2027	19.6	4.0
2028	19.2	3.9
2029	18.7	3.8
2030	18.2	3.6
2031-2035	84.2	16.6
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
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The number of employers participating in PIUMPF fell from 49 during 2019 to 42 during 2024. We were one of the largest contributing employer participating in PIUMPF in 2025.
•Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to an assessment of such employer's allocable share of the aggregate unfunded vested benefits of the plan, except when that plan is in "critical" or "critical and declining" status. In certain circumstances, an employer can also be assessed a statutory withdrawal liability for a partial withdrawal from a multiemployer pension plan. Based on information available to us as of December 31, 2025, as well as information provided by PIUMPF and IAM NPF and reviewed by our actuarial consultant, we estimate the aggregate pre-tax liability that we would have incurred if we had completely withdrawn from PIUMPF and IAM NPF in 2025 would have been in excess of $76 million. However, the exact amount of potential exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of PIUMPF and IAM NPF at that time. A withdrawal liability is recorded for accounting purposes when withdrawal is probable and the amount of the withdrawal obligation is reasonably estimable.
Our participation in these plans for the annual period ended December 31, 2025, is outlined in the table below. The “EIN" and "Plan Number” columns provide the Employee Identification Number, or EIN, and the three-digit plan number. The most recent Pension Protection Act, or PPA, zone status available in 2025 and 2024 is for a plan’s year-end as of December 31, 2025 and 2024. The zone status is set under the provisions of the Multiemployer Pension Plan Reform Act of 2014 and is based on information we received from the plans and is certified by each plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Funding Improvement Plan, or FIP, or a Rehabilitation Plan, or RP, is either pending or has been implemented as required by the PPA as a measure to correct its underfunded status. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
In 2025, the contribution rate for the IAM NPF plan was $4.00 per hour. In accordance with that plan's Rehabilitation Plan, we began making an additional contribution in June 2019. This additional contribution started at 2.5% and will increase 2.5% each year while the Rehabilitation Plan is in effect. Starting November 2024 our additional contribution increased to 18.0% of our contractual contribution rate. This additional contribution is scheduled to continue and compound each year while the rehabilitation plan remains in effect. In 2025, the contribution rate for PIUMPF was $2.79 per hour. Contribution rates for IAM NPF and PIUMPF were increased as part of their respective RPs in lieu of the legally required surcharge, paid by the employers, to assist the fund’s financial status. We were listed in PIUMPF’s Form 5500 report as providing more than five percent of the total contributions for the years 2024 and 2023. At the date of issuance of our consolidated financial statements, Form 5500 reports for these plans were not available for the 2025 plan year.

Pension Fund	EIN	Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in millions)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2025	2024		2025	2024	2023
IAM NPF	51-6031295	002	Red	Red	Implemented	$0.2	$0.2	$0.2	No	5/31/2026
PIUMPF	11-6166763	001	Red	Red	Implemented	3.3	5.7	5.6	No	8/31/2025
				Total Contributions:		$3.5	$5.8	$5.8
Other Benefit Plans
We maintain the Clearwater Paper Corporation Management Deferred Compensation Plan. Pursuant to this plan, certain management employees are eligible to defer up to 50% of their regular salary and up to 10% of their annual incentives. Each plan participant is fully vested in these contributions. The liability under this plan totaled $6.5 million and $6.0 million at December 31, 2025 and 2024. The current and long-term portions of the liability are included in “Accounts payable and accrued liabilities” and “Other long-term obligations” on our Consolidated Balance Sheets.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive loss at the balance sheet dates is comprised of the following:

	Pension Plan Adjustments	Other Postretirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2023	$(42.0)	$11.3	$(30.7)
Other comprehensive income (loss) before reclassifications	(6.0)	2.4	(3.6)
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.4)	(0.3)
Other comprehensive income (loss), net of tax	(5.9)	2.1	(3.8)
Balance at December 31, 2024	(47.8)	13.4	(34.5)
Other comprehensive income (loss) before reclassifications	3.0	0.8	3.8
Amounts reclassified from accumulated other comprehensive loss	0.6	(0.4)	0.2
Other comprehensive income, net of tax	3.6	0.4	4.0
Balance at December 31, 2025	$(44.2)	$13.7	$(30.5)
NOTE 14: EARNINGS PER SHARE
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
The following table reconciles the number of common shares used in calculating the basic and diluted net earnings per share:

	December 31,
(In thousands - except per share data)	2025	2024	2023
Basic average common shares outstanding	16,169	16,781	16,863
Incremental shares due to:
Stock-based awards	—	—	148
Performance Shares	—	—	80
Diluted average common shares outstanding	16,169	16,781	17,091

Anti-dilutive shares excluded from the calculation were 0.4 million for the year ended December 31, 2025, and 0.3 million for the years ended December 31, 2024 and 2023.

NOTE 15: STOCKHOLDERS' EQUITY
Preferred Stock
We are authorized to issue up to 5,000,000 shares of preferred stock at $0.0001 par value. At December 31, 2025, no shares of preferred stock have been issued.
Common Stock Plans
We have stock-based compensation plans under which stock options and restricted units are granted. At December 31, 2025, approximately 0.8 million shares were available for future issuance under our stock incentive plan.

	For The Years Ended December 31,
	2025	2024	2023
Total stock-based compensation expense	$3.8	$5.6	$9.9
Income tax benefit related to stock-based compensation	0.5	0.9	1.3
Impact on cash flow due to taxes paid related to net share settlement of equity awards	2.3	4.1	4.7
Intrinsic value of options exercised, equity-based liabilities paid, and the fair value of restricted stock units vested	7.3	12.9	14.7
We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. Forfeitures are recognized as they occur. During 2025, 2024, and 2023, $0.3 million of stock-based compensation expense was charged to "Cost of sales," $4.5 million, $4.9 million and $8.0 million was charged to "Selling, general and administrative expenses", $1.0 million of income, $0.4 million of income, and $0.9 million of expense was charged to "Other operating charges, net" in the accompanying Consolidated Statements of Operations. In 2024 and 2023, $0.9 million and $0.7 million of stock-based compensation expense was charged to Discontinued Operations.
Restricted Stock Units (Time and Performance Vesting)
We grant restricted awards to certain employees. The awards can either be time vested or vested based upon the attainment of certain performance metrics over a certain time period. Performance conditions generally are tied to attainment of certain financial targets such as return on invested capital, free cash flow or other similar measures. Awards granted under our stock incentive plan generally have a performance or vesting period of three years from the grant date. These awards are eligible to receive dividend equivalent shares. The market value of these grants approximates the fair value. The performance-based restricted stock units were valued using a Monte Carlo simulation. For awards based upon the achievement of performance goals, the award could range from 0% to 200%. A summary of the status of outstanding restricted stock units as of December 31, 2025, and changes during the year, is presented below:

	Time Vested		Performance-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2024	308,155	$36.75	280,856	$37.33
Granted	198,887	28.36	194,378	31.04
Vested	(130,387)	35.39	(149,665)	30.55
Forfeited	(61,463)	33.11	(32,899)	35.95
Restricted stock units outstanding at December 31, 2025	315,192	$32.71	292,670	$36.67

The weighted average grant date fair value for restricted stock units (time-vested) granted during the years ended December 31, 2025, 2024 and 2023 was $28.36, $38.18 and $37.66. The weighted average grant date fair value for restricted stock units (performance-based) granted during the years ended December 31, 2025, 2024 and 2023 was $31.04, $40.17 and $40.47.

As of December 31, 2025, there was $5.9 million of total unrecognized compensation cost related to outstanding restricted stock unit awards. Restricted stock unit cost is expected to be recognized over a weighted average period of 1.8 years for time vested awards and performance-based awards.
Stock Repurchases and Treasury Stock
Our Board of Directors approved a new stock repurchase program on October 31, 2024 authorizing the repurchase of up to $100 million of our common stock. As of December 31, 2025, we had up to $79.5 million of authorization remaining. The repurchase program authorizes purchases of our common stock from time to time through open market purchases, negotiated transactions or other means, including accelerated stock repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. The authorization has no expiration date.
Stock Options
Prior to January 1, 2019, we granted options to certain employees. The options were granted at market price at the date of grant and the fair value of the options was estimated using the Black-Sholes option-pricing model (dividend yield ignored). As of December 31, 2025, all outstanding options are fully vested with a contractual term of ten years after the date of grant. A summary of the status of outstanding stock option awards as of December 31, 2025, and changes during the year, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2024	188,615	$48.49	1.7	$—
Exercised	—	—	—	—
Expired	(49,092)	59.07	—	—
Outstanding and exercisable options at December 31, 2025	139,523	$44.15	1.2	$—
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
Due to its cash-settlement feature, we account for these awards as liabilities and recognize the equity-based compensation expense or reversal of expense at the end of each reporting period based on the portion of the award that is vested and the increase or decrease in the value of our common stock. For the years ended December 31, 2025 and 2024, we recorded reversal of the director equity-based compensation expense of $1.0 million and $0.4 million. In 2023, we recorded expense of $0.9 million. These amounts are included in “Other operating charges, net” in the Consolidated Statements of Operations.
At December 31, 2025 and 2024, the liability amounts associated with director equity-based compensation included in "Other long-term obligations" and "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets were $3.5 million, $0.2 million, $4.7 million and $0.8 million.

NOTE 16: COMMITMENTS AND CONTINGENCIES
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
Purchase Obligations
To help mitigate our exposure to market risk for changes in utility commodity pricing, we use firm price contracts to supply a portion of the natural gas and electricity requirements of our manufacturing facilities, which were reported through "Cost of sales" on our Consolidated Statements of Operations. As of December 31, 2025, these contracts cover approximately 38% of our expected average monthly natural gas and electricity needs at the respective manufacturing facilities through 2026. These contracts qualify for treatment as "normal purchases or normal sales" under authoritative guidance and require no mark-to-market adjustment.
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
NOTE 17: INSURANCE RECOVERIES
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
In connection with the acquisition of a paperboard manufacturing facility and associated business (see Note 3, "Business Acquisition"), we obtained representation and warranty insurance, subject to exclusions, a policy limit of $105 million, and certain other terms and conditions, to cover losses resulting from a breach of these representations and warranties. We have notified the insurance carriers of alleged breaches of certain representations and warranties contained in the Purchase Agreement. In July and November 2025, we submitted claims to the insurance carriers for losses arising of the alleged breaches. During 2025, we received a partial settlement of $23.0 million related to these claims, of which $6.0 million was related to reimbursable costs and recorded within "Cost of sales" in the Consolidated Statements of Operations and $17.0 million related to other breaches and reported within "Other operating charges, net".
NOTE 18: COST REDUCTION PLAN
During 2025, we announced a plan to reduce our cost structure across operations and selling, general and administrative expenses as we right-size our operations after the sale of our tissue operations (discussed at Note 3). In connection with these activities, we incurred severance expense of $6.6 million associated with this plan, which was recorded in "Other operating charges, net" in the Consolidated Statement of Operations.
Changes in our severance liability (included in accounts payable and accrued liabilities on the consolidated balance sheet) for the twelve months ended December 31, 2025 are as follows:

Total
Balance at December 31, 2024	$—
Employee severance charges	6.6
Cost paid or otherwise settled	(5.0)
Balance at December 31, 2025	$1.7

NOTE 19: SEGMENT DISCLOSURE
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

	December 31,
	2025	2024	2023
Net Sales by product line:
Food Service	$664.6	$540.4	$404.8
Folding carton	578.9	580.2	437.5
Sheeting and distribution	150.4	160.1	157.8
Pulp and other	161.5	102.9	135.9
Total net sales	$1,555.4	$1,383.6	$1,136.0

Input cost (raw materials and energy)	688.5	615.0	494.5
Labor and overhead	517.7	482.2	302.7
Supply chain costs (principally freight)	153.3	140.1	105.3
Selling, general and administrative expenses	96.7	112.7	114.7
Goodwill impairment charge	48.0	—	—
Depreciation and amortization	92.4	69.8	40.7
Interest expense, net	16.8	29.2	9.5
Non-significant expenses	2.0	35.7	2.9
Income tax provision (benefit)	(7.1)	(27.1)	16.9
Income (loss) from continuing operations	$(53.0)	$(74.0)	$48.7
Non-significant expenses is primarily made up of other operating charges, net, changes in inventory and debt retirement charges.
Net sales, classified by major geographic area in which our customers are located, were as follows:

	December 31,
	2025	2024	2023
Net Sales by geographical market:
United States	$1,418.2	$1,252.5	$1,028.4
Rest of World	137.2	131.2	107.6
	$1,555.4	$1,383.6	$1,136.0
For the years ended December 31, 2025, 2024 and 2023, one customer was 11%, 10% and 13% of our total consolidated net sales.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO and with the oversight of the Audit Committee of the Board of Directors, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
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

Opinion on Internal Control Over Financial Reporting
We have audited Clearwater Paper Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

Seattle, Washington
February 18, 2026

ITEM 9B.	Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2025, no directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The following are details on the executive officers of the Company as of February 1, 2026:
Arsen S. Kitch, 44, has served as President and Chief Executive Officer, as well as a director, since April 2020. Mr. Kitch served in various roles with the Company since 2013 including as Senior Vice President, General Manager, CPD from May 2018 to April 2020 and served as Vice President, General Manager, CPD from January 2018 to May 2018.
Sherri J. Baker, 53, has served as Senior Vice President, Chief Financial Officer since August 2023. From February 2021 to September 2022, Ms. Baker was Chief Financial Officer of Hyliion Holdings (NYSE:HYLN), a manufacturer of electrified powertrains for Class 8 semi-trucks and from April 2019 to February 2021, she was Senior Vice President and Chief Financial Officer of PGT Innovations, Inc. (NYSE:PGTI), a manufacturer of premium windows and doors.
Virginia L. Aulin, 62, has served as Senior Vice President, Human Resources and Corporate Affairs since January 2026. Ms. Aulin also served the Company as the Vice President, Public Affairs from October 2024 to January 2026. Prior to joining the Company, from 2018 through 2024, Ms. Aulin was self-employed as a human resources, sustainability and communications consultant and served as Vice President, Human Resources and Corporate Affairs for Carnival Corporation & plc (NYSE: CCL) from 2015 through 2017.
Steve M. Bowden, 62, has served as Senior Vice President, Commercial since January 2026. Mr. Bowden served as the Senior Vice President, Operations from January 2025 to January 2026 . Mr. Bowden served as the Senior Vice President, General Manager, Pulp and Paperboard from October 2018 through December 2024.
Sean M. Krajnik, 57, has served as Senior Vice President, Manufacturing since January 2026. Mr. Krajnik served in various roles with the Company since 2019 including Vice President, Manufacturing from January 2024 through 2025; Vice President, Manufacturing & Operational Excellence, from September 2023 to January 2024; Vice President Operational Excellence from September 2022 to September 2023; Chief Transformation Officer from April 2021 to September 2022 and Mill Site Manager for the Lewiston, Idaho pulp and paperboard mill from July 2019 to March 2021.
Matthew D. Passarello, 34, has served as Senior Vice President, Supply Chain and Corporate Development since January 2025. Additionally, as of January 1, 2026, Mr. Passarello assume oversight of our Information Technology function. Previously Mr. Passarello served the Company as Vice President of Corporate Strategy and Integration from April 2024 through December 2024. Mr. Passarello was partner at McKinsey & Company, a private strategy and management consulting firm, from January 2024 to April 2024. He served as Associate Partner from January 2021 through December 2023 and as Engagement Manager from May 2017 through December 2020 at McKinsey.
Marc D. Rome, 47, has served as Senior Vice President, General Counsel and Corporate Secretary since July 2025. From October 2024 to July 2025, Mr. Rome was Associate General Counsel and Corporate Secretary of the Company, from March 2024 to October 2024 he served as Associate General Counsel and Assistant Corporate Secretary, and from December 2023 to March 2024, he served as Associate General Counsel. Prior to joining the Company, Mr. Rome was Vice President, Deputy General Counsel, Corporate and Assistant Secretary at eBay Inc. (NASDAQ: EBAY) from 2018 to 2021.
Information regarding our directors is set forth under the heading “Board of Directors” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be held on May 7, 2026, referred to in this report as the 2026 Proxy Statement, which information is incorporated herein by reference. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement and is incorporated herein by reference.
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
Information required by Item 11 of Part III is included under the heading “Executive Compensation Discussion and Analysis” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III is included in our 2026 Proxy Statement and is incorporated herein by reference.
The following table provides certain information as of December 31, 2025, with respect to our equity compensation plans:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights[1]	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights[2]	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	454,715	$44.15	755,165
Equity compensation plans not approved by security holders	—	—	—
Total	454,715	$44.15	755,165
1    Includes 315,192 time vested restricted stock units (RSUs) and 139,523 stock options, which are the maximum number of shares that could be awarded under the common stock plans, not including future dividend equivalents, if any are paid.
2    Performance shares and RSUs do not have exercise prices. During 2025, no stock option awards vested.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is included under the heading “Transactions with Related Persons” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
Information required by Item 14 of Part III is included under the heading “Fees Paid to Independent Registered Public Accounting Firm” in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
FINANCIAL STATEMENTS
The following financial statements of Clearwater Paper are included in this report:

Consolidated Balance Sheets - December 31, 2025 and 2024.
Consolidated Statements of Operations - years ended December 31, 2025, 2024, and 2023.
Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Cash Flows - years ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Stockholders’ Equity - years ended December 31, 2025, 2024 and 2023.
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
		10K	10.1(vii)	February 24, 2025
10.2	Credit Agreement, dated October 27, 2023, by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lender parties thereto.	8-K	10.1	October 27, 2023
10.2(i)	Amended and Restated Credit Agreement, dated May 1, 2024, by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lenders party thereto.	8-K	10.1	May 1, 2024
10.2(ii)
First Amendment to the Amended and Restated Credit Agreement, dated November 4, 2024, by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lenders party thereto.
		10-K	10.2(ii)	February 24, 2025
10.3	Commitment Letter, dated February 20, 2024, among Clearwater Paper Corporation, AgWest Farm Credit, PCA, CoBank, FCB, Coöperatieve Rabobank U.A., New York Branch and any other financial institutions from time to time party thereto.	8-K	10.1	February 20, 2024
10.4[1]	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers.	12B/A	10.15	November 19, 2008
10.5[1]	Employment Agreement between Arsen S. Kitch and the Company, dated effective April 1, 2025.	8-K	10.1	April 4, 2025
10.6[1]	Offer letter, dated July 28, 2023, between Sherri J. Baker and the Company.	10-Q	10.1[1]	October 30, 2023
10.7[1]	Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan.	8-K	10.1	May 8, 2015
10.7(i)[1]	Amendment to the Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan, effective January 1, 2017.	10-K	10.5(i)	February 22, 2017
10.7(ii)[1]	Clearwater Paper Corporation 2017 Stock Incentive Plan.	8-K	10.1	May 11, 2017
10.7(iii)[1]	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan.	8-K	10.1	May 19, 2020
10.7(iv)[1]	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan.	8-K	10.1	May 15, 2023
10.7(v)[1]	Amendment to the Clearwater Paper Corporation 2017 Stock Incentive Plan.	8-K	10.1	May 12, 2025
10.8[1]	Clearwater Paper Corporation-Form of Performance Share Agreement to be used for annual performance share awards approved subsequent to December 31, 2018.	8-K	10.1	February 14, 2019
10.8(i)[1]	Clearwater Paper Corporation-Form of Performance Share Agreement, to be used for annual performance share awards approved subsequent to December 31, 2023.	10-K	10.8(i)[1]	February 20, 2024

10.8(ii)i	Clearwater Paper Corporation-Form of Performance Share Agreement, to be used for annual performance share awards approved subsequent to December 31, 2025.	X
10.9[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for special restricted stock unit awards approved subsequent to December 31, 2019.		10-K	10.20[1]	March 9, 2020
10.9(i)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2022.		10-K	10.9(ii)[1]	February 14, 2023
10.9(ii)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2023.		10-K	10.9(iii)[1]	February 20, 2024
10.9(iii)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for special restricted stock unit awards approved subsequent to December 31, 2023.		10-K	10.9(iv)[1]	February 20, 2024
10.9(iv)[1]	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement, as amended and restated, to be used for annual restricted stock unit awards approved subsequent to December 31, 2025.	X
10.10[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement.		8-K	10.3	February 18, 2014
10.10(i)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Amendment of Stock Option Agreement, effective as of January 1, 2015.		10-K	10.7(i)	February 26, 2015
10.10(ii)[1]	Clearwater Paper Corporation 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2014.		10-K	10.7(ii)	February 26, 2015
10.10(iii)[1]	Clearwater Paper Corporation Amended and Restated 2008 Stock Incentive Plan—Form of Stock Option Agreement, to be used for annual restricted stock unit awards approved subsequent to December 31, 2015.		10-K	10.8(iii)	February 22, 2016
10.10(iv)[1]	Clearwater Paper Corporation—Form of Stock Option Agreement, as amended and restated February 6, 2017, to be used for annual restricted stock unit awards approved subsequent to December 31, 2016.		8-K	10.3	February 10, 2017
10.10(v)[1]	Clearwater Paper Corporation- Form of Stock Option Agreement, as amended and restated, to be used for annual restricted stock unit awards approved subsequent to December 31, 2017.		10-K	10.8(v)	February 21, 2018
10.11[1]	Clearwater Paper Corporation Annual Incentive Plan.		8-K	10.1	May 9, 2014
10.11(i)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2016.		10-Q	10.1	July 27, 2016

10.11 (ii)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of September 27, 2021.		10-Q	10.1	November 2, 2021
10.11 (iii)[1]	Amendment to the Clearwater Paper Corporation Annual Incentive Plan, effective as of January 1, 2024.		10-K	10.11(iii)[1]	February 20, 2024
10.12[1]	Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan.		10-K	10.10	February 22, 2017
10.12(i)[1]	Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective May 1, 2020.		10-Q	10.2	August 4, 2020
10.12(ii)	Second Amendment to the Amended and Restated Clearwater Paper Corporation Management Deferred Compensation Plan, effective October 11, 2021.		10-K	10.12(ii)[1]	February 15, 2022
10.13[1]	Clearwater Paper Amended Executive Severance Plan.	X
10.14[1]	Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan.		10-K	10.12	February 22, 2017
10.14(i)[1]	Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective May 1, 2020.		10-Q	10.3	August 4, 2020
10.14(ii)[1]	Second Amendment to the Amended and Restated Clearwater Paper Corporation Salaried Supplemental Benefit Plan, effective October 11, 2021.		10-K	10.14(ii)[1]	February 15, 2022
10.15[1]	Clearwater Paper Corporation Benefits Protection Trust Agreement.		10-K	10.18	March 18, 2009
10.15(i)[1]	Amendment to the Clearwater Paper Corporation Benefits Protection Trust Agreement.		10-Q	10.16(i)	October 31, 2013
10.16[1]	Clearwater Paper Corporation Deferred Compensation Plan for Directors.		8-K	10.10	December 19, 2008
10.16(i)[1]	Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors.		8-K	99.1	December 7, 2017
10.16(ii)[1]	Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, effective as of January 1, 2018.		10-Q	10(i)	August 7, 2018
10.16(iii)[1]	Amended and Restated Clearwater Paper Corporation Deferred Compensation Plan for Directors, effective as of December 6, 2019.		10-K	10.16(iii)[1]	February 26, 2025
10.17[1]	Clearwater Paper Amended Change of Control Plan.	X
19.1	Clearwater Paper Insider Trading Policy.	X
(21)	Clearwater Paper Corporation Subsidiaries.	X
(23)	Consent of Independent Registered Public Accounting Firm.	X
(24)	Powers of Attorney.	X
(31)	Rule 13a-14(a)/15d-14(a) Certifications.	X
(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.	X

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation.	10-K	97	February 20, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[1] Management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWATER PAPER CORPORATION

(Registrant)

By	/s/ Arsen S. Kitch
Arsen S. Kitch President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 18, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By:	/s/ Arsen S. Kitch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2026
Arsen S. Kitch

By:	/s/ Sherri J. Baker	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 18, 2026
Sherri J. Baker

By:	/s/ Rebecca A. Barckley	Vice President, Corporate Controller (Principal Accounting Officer)	February 18, 2026
Rebecca A Barckley

	* Alexander Toeldte	Director and Chair of the Board	February 18, 2026

	* John J. Corkrean	Director	February 18, 2026

	* Jeanne M. Hillman	Director	February 18, 2026

	* Joe W. Laymon	Director	February 18, 2026

	* Ann C. Nelson	Director	February 18, 2026
	* John P. O'Donnell	Director	February 18, 2026

	* Christine M. Vickers Tucker	Director	February 18, 2026

*By:	/s/ Marc D. Rome
Marc D. Rome (Attorney-in-fact)