Form 10-Q
period 2026-03-31
Clearwater Paper Corp
filed 2026-04-28
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number: 001-34146
CLEARWATER PAPER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		20-3594554
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

601 West Riverside,	Suite 300	99201
Spokane,	WA
(Address of principal executive offices)		(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of April 27, 2026 was 16,125,253.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements as to our expectations for second quarter 2026 operating performance, including maintenance-outage timing, energy costs and expected benefits from our fixed-cost-reduction initiatives; our cost-reduction and restructuring plan, including the amount and timing of severance and other related charges; our liquidity and capital resources, including our ability to generate cash flows from operations, access borrowing capacity and remain in compliance with financial covenants under our credit agreements; our expected capital expenditures for 2026; our belief that the representation-and-warranty insurance claim related to the Augusta acquisition is meritorious and the extent to which we may recover any losses; our ongoing assessment of potential asset dispositions, reorganizations or impairment charges; our expectations regarding labor contract negotiations at the Lewiston, Idaho facility and related retroactive wage adjustments; our evaluation of macroeconomic factors, including related cost changes in energy, chemicals, pulp and freight; our expectations concerning accounting standards; our expectations with respect to environmental matters, including the PFAS-related litigation involving the Augusta facility and potential insurance recoveries; and our ability to execute our growth, expansion and strategic initiatives and other plans described in this report. Words such as “anticipate,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2025 Form 10-K, as well as the following:
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
•changes in laws, regulations or industry standards affecting our business;
•our inability to realize the expected benefits of the Augusta, Georgia paperboard manufacturing facility acquisition, including anticipated financial results;
•unexpected costs, charges or expenses resulting from the sale of our consumer products division (“tissue business”);

•the inability to successfully implement our restructuring initiatives in response to the sale of our tissue business;
•increased regulation or retaliatory trade actions in response to announced or proposed U.S. tariffs, including potential impacts on costs, structure, supply chains, or consumer demand;
•changes in the cost and availability of wood fiber and wood pulp;
•changes in energy, chemicals, packaging and freight costs and disruptions in transportation services impacting our ability to receive inputs or ship products to customers; and
•risks and costs associated with new or ongoing environmental litigation, including PFAS-related claims or regulatory actions affecting recently acquired facilities.
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets (Unaudited)

(In millions, except per-share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$36.5	$30.7
Receivables, net of allowance for current expected credit losses	197.9	195.3
Inventories, net	269.7	281.7
Other current assets	18.0	18.3
Total current assets	522.1	526.0
Property, plant and equipment	2,384.9	2,377.9
Accumulated depreciation and amortization	(1,398.5)	(1,376.1)
Property, plant and equipment, net	986.4	1,001.8
Other assets, net	61.2	60.4
Total assets	$1,569.8	$1,588.3

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$0.6	$0.6
Accounts payable and accrued liabilities	199.8	215.6
Total current liabilities	200.4	216.2
Long-term debt, net	360.5	345.5
Liability for pension and other postretirement employee benefits	49.2	49.5
Deferred tax liabilities	64.6	68.2
Other long-term obligations	81.3	83.7
Total liabilities	756.0	763.0

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,567,722 shares issued	—	—
Additional paid-in capital	6.0	8.3
Treasury stock, at cost, 442,469 and 529,385 shares	(11.8)	(14.8)
Retained earnings	849.4	862.3
Accumulated other comprehensive loss, net of tax	(29.9)	(30.5)
Total stockholders' equity	813.8	825.3
Total liabilities and stockholders' equity	$1,569.8	$1,588.3
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
(In millions, except per-share data)	2026	2025
Net sales	$360.3	$378.2
Costs and expenses:
Cost of sales	361.2	341.5
Selling, general and administrative expenses	20.6	28.9
Other operating charges, net	(11.1)	11.8
Total operating costs and expenses	370.7	382.2
Loss from continuing operations	(10.4)	(4.0)
Interest expense, net	(5.0)	(3.3)
Other non-operating expense	(1.1)	(0.3)
Total non-operating expense	(6.1)	(3.6)
Loss from continuing operations before income taxes	(16.5)	(7.7)
Income tax benefit	(3.7)	(1.8)
Loss from continuing operations	(12.8)	(5.9)
Loss from discontinued operations, net of tax	—	(0.4)
Net loss	$(12.8)	$(6.3)

Net loss per common share (basic and diluted):
Loss per share from continuing operations	$(0.80)	$(0.36)
Loss per share from discontinued operations	—	(0.02)
Net loss per share - basic and diluted	$(0.80)	$(0.38)

Average shares of common stock used to compute net loss per share (in thousands):
Basic and diluted	16,080	16,375
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Quarter Ended March 31,
(In millions)	2026	2025
Net loss	$(12.8)	$(6.3)
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $0.2 and $0.0	0.6	—
Other comprehensive income, net of tax	0.6	—
Comprehensive loss	$(12.2)	$(6.3)
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(unaudited)

	Quarter Ended March 31,
(In millions)	2026	2025
Operating activities
Net loss	$(12.8)	$(6.3)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	23.4	22.0
Equity-based compensation expense	0.6	1.0
Deferred taxes	(3.5)	(2.3)
Defined benefit pension and other postretirement employee benefits	0.5	(0.1)
Loss on sale or impairment associated with assets	—	0.1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2.6)	11.1
Decrease in inventories	12.4	0.9
(Increase) decrease in other current assets	(0.1)	0.2
Decrease in accounts payable and accrued liabilities	(15.5)	(24.0)
Other, net	(1.8)	(1.1)
Net cash flows provided by operating activities	0.5	1.5
Investing activities
Additions to property, plant and equipment, net [1]	(9.1)	(32.7)
Net cash flows used in investing activities	(9.1)	(32.7)
Financing activities
Borrowings on long-term debt	15.0	—
Repayments of long-term debt	(0.1)	(0.2)
Taxes paid related to net share settlement of equity awards	(0.5)	(2.3)
Repurchases of common stock	—	(10.9)
Other, net	—	8.9
Net cash flows provided by (used in) financing activities	14.3	(4.4)
Increase (decrease) in cash and cash equivalents	5.8	(35.6)
Cash and cash equivalents at beginning of period	30.7	79.6
Cash and cash equivalents at end of period	$36.5	$44.0

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$7.8	$6.5
Cash (received) paid for income taxes	$(4.3)	$0.2

1 Capital expenditures of $6.9 million and $16.6 million that have not been paid as of March 31, 2026 and 2025 were excluded from the Statements of Cash Flows.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2024	16,568	$—	$11.5	(123)	$(3.3)	$880.8	$(34.5)	$854.6
Net loss	—	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Issuance of shares under stock plans, net	—	—	(7.9)	191	5.7	—	—	(2.3)
Repurchases of common stock	—	—	—	(380)	(10.9)	—	—	(10.9)
Balance at March 31, 2025	16,568	$—	$5.0	(312)	$(8.5)	$874.5	$(34.5)	$836.6

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2025	16,568	$—	$8.3	(529)	$(14.8)	$862.3	$(30.5)	$825.3
Net loss	—	—	—	—	—	(12.8)	—	(12.8)
Stock-based compensation expense	—	—	1.3	—	—	—	—	1.3
Issuance of shares under stock plans, net		—	(3.6)	87	3.0	—	—	(0.5)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.6	0.6
Balance at March 31, 2026	16,568	$—	$6.0	(442)	$(11.8)	$849.4	$(29.9)	$813.8

The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Paper Corporation
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
We are a premier manufacturer and supplier of bleached paperboard focused on servicing independent converters in North America. We also offer services that include custom sheeting, slitting, and cutting.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. These consolidated financial statements and related Notes should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2025. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. All dollar amounts are shown in millions, except per share amounts.
NOTE 2: RECENTLY ISSUED ACCOUNTING STANDARDS
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
NOTE 3: DISCONTINUED OPERATIONS
In November 2024, we sold our tissue operations. The results of our tissue operations were classified as discontinued operations in our Consolidated Statements of Operations for all periods presented. For the quarter ended March 31, 2025, we recognized $0.4 million of loss from discontinued operations, net of tax and net cash used in operating activities of discontinued operations was $0.7 million.
NOTE 4: FAIR VALUE MEASUREMENTS
Carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The fair value of our debt is included in the following table:

	March 31, 2026	December 31, 2025
2020 Notes, maturing 2028, fixed interest rate	$240.9	$258.2
ABL Credit Agreement (revolving loan), maturing 2027, variable interest rate	79.0	64.0
	$319.9	$322.2

NOTE: 5 RECEIVABLES
Receivables consist of:

	March 31, 2026	December 31, 2025
Trade accounts receivable	$165.2	$156.8
Allowance for current expected credit losses	(1.8)	(1.8)
Unbilled receivables	5.1	6.5
Taxes receivable	23.1	27.4
Other	6.4	6.5
	$197.9	$195.3
NOTE 6: INVENTORIES
Inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	March 31, 2026	December 31, 2025
Logs, chips and sawdust	$26.8	$28.8
Pulp	10.3	10.1
Paperboard products	117.1	128.6
Materials and supplies	115.5	114.2
	$269.7	$281.7
NOTE 7: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of:

	March 31, 2026	December 31, 2025
Land and land improvements	$67.0	$67.0
Buildings and improvements	236.9	232.8
Machinery and equipment	2,051.0	2,046.1
Construction in progress	30.1	32.0
Property, plant and equipment	2,384.9	2,377.9
Less accumulated depreciation and amortization	(1,398.5)	(1,376.1)
Property, plant and equipment, net	$986.4	$1,001.8

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of:

	March 31, 2026	December 31, 2025
Trade payables	$125.8	$130.9
Accrued compensation	29.9	33.6
Operating lease liabilities	12.1	12.3
Accrued discounts	9.6	14.8
Other	22.4	23.9
	$199.8	$215.6
Included in "Accounts payable and accrued liabilities" are $6.9 million and $7.4 million related to capital expenditures that had not yet been paid as of March 31, 2026 and December 31, 2025.
We maintain a program with a financial institution to provide our vendors with an option to receive payment earlier than our standard payment terms. As of March 31, 2026 and December 31, 2025, $2.8 million and $3.3 million of outstanding obligations under this program were included in "Other" in the table above.
NOTE 9: INCOME TAXES
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
For the quarters ended March 31, 2026 and 2025, we recognized an income tax benefit of $3.7 million and $1.8 million on loss from continuing operations. Our effective tax rate for the quarter ended March 31, 2026 varied from the U.S. federal statutory tax rate of 21% primarily due to the effects of changes in state taxes and nondeductible compensation.
NOTE 10: DEBT
Long-term debt at the balance sheet dates consisted of:

		March 31, 2026			December 31, 2025
	Interest Rate at March 31, 2026	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
2020 Notes, maturing 2028, fixed interest rate	4.75%	$275.0	$(1.2)	$273.8	$275.0	$(1.3)	$273.7
ABL Credit Agreement (revolving loan), maturing 2027, variable interest rate	5.0%	79.0	—	79.0	64.0	—	64.0
Finance leases		8.3	—	8.3	8.4	—	8.4
Total debt		362.3	(1.2)	361.1	347.4	(1.3)	346.1
Less: current portion		(0.6)	—	(0.6)	(0.6)	—	(0.6)
Net long-term portion		$361.7	$(1.2)	$360.5	$346.8	$(1.3)	$345.5
ABL CREDIT AGREEMENT
Our ABL Credit Agreement matures on November 7, 2027. The revolving loan commitment under the ABL Credit Agreement is $375.0 million, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. As of March 31, 2026, our eligible receivables and inventory supported up to $213.3 million availability under the line, of which we utilized $82.5 million, consisting of $79.0 million borrowings outstanding and $3.5 million to issue letters of credit. Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits.

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
NOTE 11: OTHER OPERATING CHARGES, NET
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter ended March 31, 2026 and 2025 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended March 31,
	2026	2025
Integration costs	0.1	3.8
Cost reduction plan	0.7	5.3
Loss on sale or impairment associated with assets	—	0.1
Representation and warranty insurance proceeds	(11.9)	—
Directors' equity-based compensation expense	(0.7)	(0.4)
Other	0.6	3.0
	$(11.1)	$11.8
During the first quarter of 2026, we recorded $11.1 million of income in "Other Operating Charges, Net." The main components include:
•expense of $0.1 million associated with integration activities (primarily professional services);
•expense of $0.7 million associated with our cost reduction plan;
•proceeds of $11.9 million related to claims made on our representations and warranties insurance policy; and
•reversal of expense of $0.7 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the first quarter of 2025, we recorded $11.8 million of expense in "Other Operating Charges, Net." The main components include:
•expense of $3.8 million associated with integration activities related to the Augusta operations;
•expense of $5.3 million associated with our cost reduction plan (primarily severance cost);
•loss of $0.1 million associated with impairment of assets; and
•reversal of expense of $0.4 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
NOTE 12: NON-OPERATING EXPENSE
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter ended March 31, 2026 and 2025 are reflected in the table below:

	Quarter Ended March 31,
	2026	2025
Interest expense	$(4.7)	$(3.4)
Amortization of debt issuance costs	(0.5)	(0.6)
Interest income	0.3	0.6
Interest expense, net	(5.0)	(3.3)
Non-operating pension and other postretirement employee benefits	(1.1)	(0.3)
Total non-operating expense	$(6.1)	$(3.6)

NOTE 13: RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended March 31,
Pension Benefit Plans	2026	2025
Service cost	$0.6	$0.8
Interest cost	2.8	3.0
Expected return on plan assets	(3.0)	(3.3)
Amortization of actuarial loss	0.9	0.2
Net periodic cost	$1.3	$0.6

	Quarter Ended March 31,
Other Postretirement Employee Benefit Plans	2026	2025
Service cost	$0.1	$—
Interest cost	0.6	0.6
Amortization of actuarial gain	(0.1)	(0.1)
Net periodic cost	$0.5	$0.5

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service component of net periodic cost is recorded in "Other non-operating expense" on our Consolidated Statements of Operations. For the quarter ended March 31, 2026, we recorded $0.6 million to "Cost of sales" and $0.1 million to "Selling, general, and administrative expenses." For the quarter ended March 31, 2025, we recorded $0.7 million to "Cost of sales" and $0.1 million to "Selling, general, and administrative expenses."
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2024	$(47.8)	$13.4	$(34.5)
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.1)	—
Balance at March 31, 2025	$(47.7)	$13.2	$(34.5)

Balance at December 31, 2025	$(44.2)	$13.7	$(30.5)
Amounts reclassified from accumulated other comprehensive loss	0.7	(0.1)	0.6
Balance at March 31, 2026	$(43.5)	$13.6	$(29.9)
NOTE 15: STOCKHOLDERS' EQUITY
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At March 31, 2026, approximately 0.2 million shares were available for future issuance under our current plan.

	Quarter Ended March 31,
	2026	2025
Total stock-based compensation expense	$0.6	$1.0
Income tax provision (benefit) related to stock-based compensation	$—	$(0.3)
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$0.5	$2.3
As of March 31, 2026, there was $11.6 million of total unrecognized compensation costs related to outstanding restricted stock unit awards.
During the quarter ended March 31, 2026, we granted 313,404 restricted stock units (time vesting) at an average grant date fair value of $14.73 per share and 169,753 restricted stock units (performance vesting) at an average grant date fair value of $14.69 per share.
NOTE 16: LOSS PER SHARE
Basic loss per share is based on the weighted-average number of shares of common stock outstanding. Diluted loss per share is based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires the effect of potentially dilutive common stock equivalents be excluded from the calculation of diluted earnings per share for the periods in which net losses from continuing operations are reported because the effect is anti-dilutive.
Shares excluded from the computation of diluted loss per share were 0.4 million for the quarter ended March 31, 2026 and 0.6 million for the quarter ended March 31, 2025 due to our loss position on continuing operations in both periods presented.
NOTE 17: COST REDUCTION PLAN
During 2025, we announced a plan to reduce our cost structure across operations and selling, general and administrative expenses as we right-size our operations after the sale of our tissue operations (discussed at Note 3). In connection with these activities, we incurred severance expense of $0.6 million associated with this plan, which was recorded in "Other operating charges, net" in the Consolidated Statement of Operations.
Changes in our severance liability (included in accounts payable and accrued liabilities on the consolidated balance sheet) for the quarter ended March 31, 2026 and 2025 are as follows:

	Quarter Ended March 31,
	2026	2025
Beginning balance	$1.7	$—
Employee severance charges	0.6	4.4
Cost paid or otherwise settled	(0.2)	(3.6)
Ending balance	$2.0	$0.7
NOTE 18: SEGMENT DISCLOSURE
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
Net sales classified by major product lines and a reconciliation of significant expenses to consolidated income from continuing operations is as follows:

	Quarter Ended March 31,
	2026	2025
Net sales by product line:
Food service	$153.7	$151.4
Folding carton	124.9	148.4
Sheeting and distribution	38.9	38.8
Pulp and other	42.7	39.6
Total net sales	$360.3	$378.2

Input cost (raw materials and energy)	167.6	168.4
Labor and overhead	121.7	117.1
Supply chain costs (principally freight)	39.6	36.3
Selling, general and administrative expenses	19.6	28.4
Depreciation and amortization	23.4	21.5
Interest expense, net	5.0	3.3
Non-significant expenses	(0.2)	10.8
Income tax benefit	(3.7)	(1.8)
Loss from continuing operations	$(12.8)	$(5.9)
Non-significant expenses is primarily made up of other operating charges, net and changes in inventory.
NOTE 19: INSURANCE RECOVERY
In connection with the acquisition of a paperboard manufacturing facility and associated business, we obtained representation and warranty insurance, subject to exclusions, a policy limit of $105 million, and certain other terms and conditions, to cover losses resulting from a breach of representations and warranties warranties in the Asset Purchase Agreement made by Graphic Packaging International, LLC, a wholly owned subsidiary of Graphic Packaging Holding Company. We have notified the insurance carriers of alleged breaches of certain representations and warranties contained in the Asset Purchase Agreement. In July and November 2025, we submitted claims to the insurance carriers for losses arising of the alleged breaches. During the quarter ended March 31, 2026, we received a partial settlement of $17.5 million related to these claims, of which $5.6 million was related to reimbursable costs and recorded within "Cost of Sales" and $11.9 million related to other breaches and reported within "Other operating charges, net" in our Consolidated Statements of Operations. This recovery is in addition to the recovery of $23 million received in the fourth quarter of 2025.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2025, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
For a discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report.
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

The following table reconciles our Net loss to Adjusted EBITDA from continuing operations for the periods presented.

	Quarter Ended March 31,
(In millions)	2026	2025
Net loss	$(12.8)	$(6.3)
Less: loss from discontinued operations, net of tax	—	(0.4)
Loss from continuing operations	(12.8)	(5.9)
Income tax benefit	(3.7)	(1.8)
Interest expense, net	5.0	3.3
Depreciation and amortization	23.4	22.0
Other operating charges, net	(11.1)	11.8
Other non-operating expense	1.1	0.3
Adjusted EBITDA from continuing operations	$1.9	$29.8
OPERATING RESULTS FROM CONTINUING OPERATIONS

	Quarter Ended March 31,
	2026	2025	% change
Net sales	$360.3	$378.2	(5)%
Cost of sales	361.2	341.5	6%
Selling, general and administrative expenses	20.6	28.9	(29)%
Other operating charges, net	(11.1)	11.8	nm
Loss from continuing operations	(10.4)	(4.0)	160%

Adjusted EBITDA from continuing operations	$1.9	$29.8	(94)%
Adjusted EBITDA margin	1%	8%
NET SALES
Net sales decreased 5% for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 with increased sales volume to existing customers more than offset by market driven price decreases and changes in our product mix.

	Quarter Ended March 31,
	2026	2025	% change
Paperboard shipments (short tons)	302,918	289,487	4.6%
Paperboard sales price (per short ton)	$1,101	$1,188	(7.3)%
COST OF SALES
Costs included in our cost of sales include input costs (principally raw materials and energy), labor and overhead and supply chain costs (principally freight and outside warehousing). The table below provides the details of our cost of sales for the quarters ended March 31, 2026 and 2025.

	Quarter Ended March 31,
	2026	2025	% change
Input cost	$167.6	$168.4	(0.5)%
Labor and overhead	121.7	117.1	3.9%
Supply chain costs	39.6	36.3	9.1%
Other	9.9	(1.3)	nm
Depreciation and amortization	22.4	21.0	6.6%
Cost of sales	$361.2	$341.5	5.8%
Cost of sales increased 6% for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 due to price spikes in natural gas and other adverse impacts associated with the cold weather events that occurred early in the first quarter of 2026. Input costs were relatively flat with minor increases in chemicals and energy. Our labor and overhead increased due to higher maintenance costs associated with the weather events. Supply chain costs increased due to higher volumes and higher freight costs per ton because of inefficiencies due to the weather events. Other cost increased due to inventory reductions in the first quarter of 2026 which was driven by lower production which was caused by weather events.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased 29% for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 primarily as a result of our planned cost reduction efforts.
OTHER OPERATING CHARGES
See Note 11, "Other operating charges," of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
OVERALL INCOME FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA
Operating income from continuing operations decreased for the quarter ended March 31, 2026 as compared to the quarter ended March 31, 2025 due to the weather event and lower sales prices, offset by higher sales volumes and insurance recovery. For the quarter ended March 31, 2026, Adjusted EBITDA from continuing operations decreased as compared to the quarter ended March 31, 2025 due to the weather event and lower sales prices, offset by higher sales volumes.
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
OUTLOOK
Looking forward to the second quarter of fiscal 2026, we expect operating costs to be higher due to our planned major maintenance outage at our Lewiston, Idaho facility and increases in petroleum based input costs, including chemicals, energy and transportation related costs.
In the second quarter of 2026, we announced planned cost reductions and production curtailments at our Cypress Bend, Arkansas facility. We expect these actions to deliver $8 to $12 million of annualized cost savings, while not impacting shipment volumes.
One of our union agreements associated with our Lewiston, Idaho facility expired in the third quarter of 2025. Early in the second quarter of 2026, we ratified the agreement and expect to incur retroactive payments on wage increases back to the expiration date of $2.0 million to $2.5 million.
AUGUSTA ACQUISITION - REPRESENTATION AND WARRANTY INSURANCE CLAIM
In connection with our acquisition of our Augusta, Georgia mill from Graphic Packaging International, LLC, a wholly owned subsidiary of Graphic Packaging Holding Company, we obtained representation and warranty insurance, subject to exclusions, a policy limit of $105 million, and certain other terms and conditions, to cover losses resulting from a breach of these representations and warranties. During 2025, we notified the insurance carriers of alleged breaches of certain representations and warranties contained in the Purchase Agreement. During the quarter ended March 31, 2026, we received a partial settlement of $17.5 million related to these claims, of which $5.6 million was related to reimbursable costs and recorded within "Cost of sales" and $11.9 million related to other breaches and reported within "Other operating charges, net" in our Consolidated Statements of Operations. As of March 31, 2026, we have $50 million remaining under our policy limit. Although we believe that our claims are meritorious, no assurance can be given as to whether we will recover additional proceeds related to these claims.

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
Operating Activities
Net cash flows provided by operating activities for the quarter ended March 31, 2026 were $0.5 million compared to $1.5 million for the quarter ended March 31, 2025. This decrease was driven by lower operating performance offset by insurance recoveries of $17.5 million and income tax refunds of $4 million. Accounts receivable and accounts payable agings as of March 31, 2026 have remained relatively consistent with balances as of December 31, 2025.
Investing Activities
Net cash flows used in investing activities for the quarter ended March 31, 2026 were $9.1 million compared to $32.7 million in the same period of the prior year related to capital expenditures. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets were $6.9 million and $16.6 million related to unpaid capital expenditures at March 31, 2026 and 2025.
During 2026, we expect cash paid for capital expenditures to be approximately $65 million to $75 million.
Financing Activities
During the quarter ended March 31, 2026, net cash provided by financing activities was $14.3 million. We borrowed $15.0 million under our credit agreements. We used $0.5 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the quarter ended March 31, 2025, net cash used in financing activities was $4.4 million. We used $10.9 million to repurchase stock and $2.3 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, as of March 31, 2025, we collected $8.9 million in cash related to the transition services agreement which was remitted during the second quarter of 2025.
ABL Credit Agreement
We are party to a Credit Agreement, dated July 26, 2019, with JPMorgan Chase Bank, N.A., as administrative agent and several lenders (which may be amended from time to time, the “ABL Credit Agreement”) consists of a $375 million revolving loan commitment, subject to borrowing base limitations. The ABL Credit Agreement matures on November 7, 2027. As of March 31, 2026, our eligible receivables and inventory supported up to $213.3 million availability under the ABL of which we utilized $82.5 million, consisting of $79.0 million borrowings outstanding and $3.5 million under letters of credit. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. We may, at our option, prepay and reborrow any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
Under the ABL Credit Agreement, loans may bear interest based on SOFR (secured overnight financing rate) or annual base rate, as applicable, plus, in each case, an applicable margin that is based on availability, as calculated under the ABL Credit Agreement that may vary from 1.25% per annum to 1.75% per annum in the case of SOFR loans and 0.25% per annum to 0.75% per annum in the case of annual base rate loans. In addition, a commitment fee based on unused availability is also payable which may vary from 0.25% per annum to 0.375% per annum.
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
PCA CREDIT AGREEMENT
We are party to an amended and restated credit agreement dated as of May 1, 2024 with AgWest Farm Credit, PCA, as administrative agent and several lenders (which may be amended from time to time, the “PCA Credit Agreement”) that consists of a term revolver commitment in the amount of $264.6 million and which is subject to an annual reduction of 2% of the commitments then in effect. As of March 31, 2026, we had no borrowings on the term revolver. We may increase term revolver commitments under the PCA Credit Agreement in an aggregate amount of up to $60.0 million, subject to obtaining commitments from any participating lenders and certain other conditions. The PCA Credit Agreement matures on May 1, 2029, subject to a springing maturity beginning on the day that is 91 days prior to the maturity of the Company’s 2020 Notes if the outstanding principal amount of the 2020 Notes plus $50.0 million is at any time during such 91 day period greater than the sum of our available borrowing liquidity and unrestricted cash.
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
At March 31, 2026, we were in compliance with the covenants associated with our ABL Credit Agreement and PCA Credit Agreement, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our credit agreements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant developments with regard to our exposure to market risk for the quarter ended March 31, 2026. For a discussion of certain market risks to which we may be exposed, see Part II, “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.	Controls and Procedures
As of March 31, 2026, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, entitled “Risk Factors.”

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Our Board of Directors approved a new stock repurchase program on October 31, 2024 authorizing the repurchase of up to $100 million of our common stock. As of March 31, 2026, we had up to $79.5 million of authorized repurchases available.
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
No shares were repurchased during the quarter ended March 31, 2026.

ITEM 5.	Other Information.
Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2026, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of Regulation S-K.

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

CLEARWATER PAPER CORPORATION
(Registrant)

April 28, 2026	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

April 28, 2026	By:	/s/ SHERRI J. BAKER
Sherri J. Baker
Senior Vice President, Chief Financial Officer (Principal Financial Officer)