Form 10-Q
period 2026-06-30
Clearwater Paper Corp
filed 2026-07-28
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of July 27, 2026 was 16,127,764.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements as to our expectations for third quarter 2026 operating performance, including maintenance-outage timing, energy costs and expected benefits from our fixed-cost-reduction initiatives; our cost-reduction and restructuring plan, including the amount and timing of severance and other related charges; our liquidity and capital resources, including our ability to generate cash flows from operations, access borrowing capacity and remain in compliance with financial covenants under our credit agreements; our expected capital expenditures for 2026; our belief that the representation-and-warranty insurance claim related to the Augusta acquisition is meritorious and the extent to which we may recover any losses; our ongoing assessment of potential asset dispositions, reorganizations or impairment charges; our expectations regarding retroactive wage adjustments associated with a union settlement; our evaluation of macroeconomic factors, including related cost changes in energy, chemicals, pulp and freight; our expectations concerning accounting standards; our expectations with respect to environmental matters, including the PFAS-related litigation involving the Augusta facility and potential insurance recoveries; and our ability to execute our growth, expansion and strategic initiatives and other plans described in this report. Words such as “anticipate,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2025 Form 10-K, as well as the following:
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets (Unaudited)

(In millions, except per-share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$95.4	$30.7
Receivables, net of allowance for current expected credit losses	162.9	195.3
Inventories, net	260.8	281.7
Other current assets	13.0	18.3
Total current assets	532.0	526.0
Property, plant and equipment	2,397.7	2,377.9
Accumulated depreciation and amortization	(1,419.0)	(1,376.1)
Property, plant and equipment, net	978.7	1,001.8
Other assets, net	60.6	60.4
Total assets	$1,571.4	$1,588.3

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$0.6	$0.6
Accounts payable and accrued liabilities	231.6	215.6
Total current liabilities	232.3	216.2
Long-term debt	360.5	345.5
Liability for pension and other postretirement employee benefits	48.4	49.5
Deferred tax liabilities	56.9	68.2
Other long-term obligations	79.2	83.7
Total liabilities	777.3	763.0

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,567,722 shares issued	—	—
Additional paid-in capital	7.3	8.3
Treasury stock, at cost, 440,598 and 529,385 shares	(11.8)	(14.8)
Retained earnings	828.0	862.3
Accumulated other comprehensive loss, net of tax	(29.3)	(30.5)
Total stockholders' equity	794.1	825.3
Total liabilities and stockholders' equity	$1,571.4	$1,588.3
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per-share data)	2026	2025	2026	2025
Net sales	$374.8	$391.8	$735.1	$770.0
Costs and expenses:
Cost of sales	385.2	348.8	746.4	690.3
Selling, general and administrative expenses	21.1	26.1	41.7	55.0
Other operating charges, net	(7.5)	7.1	(18.7)	18.9
Total operating costs and expenses	398.7	382.1	769.4	764.2
Income (loss) from continuing operations	(23.9)	9.8	(34.3)	5.8
Interest expense, net	(5.1)	(3.9)	(10.0)	(7.3)
Other non-operating expense	(1.1)	(0.3)	(2.3)	(0.6)
Total non-operating expense	(6.2)	(4.2)	(12.3)	(7.9)
Income (loss) from continuing operations before income taxes	(30.1)	5.5	(46.6)	(2.1)
Income tax provision (benefit)	(8.6)	1.9	(12.3)	0.1
Income (loss) from continuing operations	(21.5)	3.6	(34.3)	(2.3)
Loss from discontinued operations, net of tax	—	(0.9)	—	(1.3)
Net Income (loss)	$(21.5)	$2.7	$(34.3)	$(3.6)

Net income (loss) per common share (basic and diluted):
Income (loss) per share from continuing operations - basic	$(1.33)	$0.22	$(2.13)	$(0.14)
Loss per share from discontinued operations - basic	—	(0.06)	—	(0.08)
Net income (loss) per share - basic and diluted	$(1.33)	$0.17	$(2.13)	$(0.22)

Average shares of common stock used to compute net income (loss) per share (in thousands):
Basic	16,126	16,220	16,090	16,297
Diluted	16,126	16,241	16,090	16,297
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$(21.5)	$2.7	$(34.3)	$(3.6)
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $0.2, $—, $0.4 and $—	0.6	—	1.2	0.1
Other comprehensive income, net of tax	0.6	—	1.2	0.1
Comprehensive income (loss)	$(20.9)	$2.7	$(33.1)	$(3.5)
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Operating activities
Net loss	$(34.3)	$(3.6)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	46.6	45.0
Equity-based compensation expense	2.4	3.5
Deferred taxes	(11.6)	(0.6)
Defined benefit pension and other postretirement employee benefits	0.8	(0.2)
Amortization of deferred debt costs	1.1	1.1
Loss on sale or impairment associated with assets	—	3.1
Changes in operating assets and liabilities:
Decrease in accounts receivable	24.8	22.6
(Increase) decrease in inventories	19.4	(25.3)
Decrease in other current assets	4.9	4.2
Increase (decrease) in accounts payable and accrued liabilities	17.6	(76.4)
Other, net	(2.1)	(0.1)
Net cash flows provided by (used in) operating activities	69.5	(26.7)
Investing activities
Additions to property, plant and equipment, net [1]	(18.7)	(55.6)
Net cash flows used in investing activities	(18.7)	(55.6)
Financing activities
Borrowings on long-term debt	15.0	65.0
Repayments of long-term debt	(0.2)	(18.3)
Repurchases of common stock	(0.1)	(15.1)
Other, net	(0.8)	17.8
Net cash flows provided by financing activities	13.9	49.3
Increase (decrease) in cash and cash equivalents	64.6	(33.0)
Cash and cash equivalents at beginning of period	30.7	79.6
Cash and cash equivalents at end of period	$95.4	$46.7

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$9.3	$7.3
Cash (received) paid for income taxes	$(30.3)	$57.4

1 Capital expenditures of $13.3 million and $15.5 million that have not been paid as of June 30, 2026 and 2025 were excluded from the Statements of Cash Flows.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2024	16,568	$—	$11.5	(123)	$(3.3)	$880.8	$(34.5)	$854.6
Net loss	—	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Issuance of shares under stock plans, net	—	—	(7.9)	191	5.7	—	—	(2.3)
Repurchases of common stock	—	—	—	(380)	(10.9)	—	—	(10.9)
Balance at March 31, 2025	16,568	$—	$5.0	(312)	$(8.5)	$874.5	$(34.5)	$836.6
Net income	—	—	—	—	—	2.7	—	2.7
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Issuance of shares under stock plans, net	—	—	(0.1)	2	—	—	—	—
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.1	0.1
Repurchases of common stock	—	—	—	(148)	(4.2)	—	—	(4.2)
Balance at June 30, 2025	16,568	$—	$6.5	(459)	$(12.7)	$877.3	$(34.4)	$836.7

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2025	16,568	$—	$8.3	(529)	$(14.8)	$862.3	$(30.5)	$825.3
Net loss	—	—	—	—	—	(12.8)	—	(12.8)
Stock-based compensation expense	—	—	1.3	—	—	—	—	1.3
Issuance of shares under stock plans, net	—	—	(3.6)	87	3.0	—	—	(0.5)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.6	0.6
Balance at March 31, 2026	16,568	$—	$6.0	(442)	$(11.8)	$849.4	$(29.9)	$813.8
Net loss	—	—	—	—	—	(21.5)	—	(21.5)
Stock-based compensation expense	—	—	1.3	—	—	—	—	1.3
Issuance of shares under stock plans, net	—	—	(0.1)	2	—	—	—	—
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.6	0.6
Repurchases of common stock	—	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2026	16,568	$—	$7.3	(441)	$(11.8)	$828.0	$(29.3)	$794.1

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
NOTE 2: RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which introduces an accounting model for the recognition, measurement, presentation, and disclosure of environmental credits and related compliance obligations settled by using environmental credits. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our consolidated financial position, results of operations and cash flows.
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
NOTE 3: DISCONTINUED OPERATIONS
In November 2024, we sold our tissue operations. The results of our tissue operations were classified as discontinued operations in our Consolidated Statements of Operations for all periods presented. For the quarter ended June 30, 2025, we recognized $0.9 million of loss from discontinued operations, net of tax. For the six months ended June 30, 2025, we recognized $1.3 million of loss from discontinued operations, net of tax and net cash used in operating activities of discontinued operations was $2.0 million.
NOTE 4: FAIR VALUE MEASUREMENTS
Carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The fair value of our debt is included in the following table:

	June 30, 2026	December 31, 2025
2020 Notes, maturing 2028, fixed interest rate	$224.6	$258.2
ABL Credit Agreement (revolving loan), maturing 2027, variable interest rate	79.0	64.0
	$303.6	$322.2

NOTE 5: RECEIVABLES
Receivables consist of:

	June 30, 2026	December 31, 2025
Trade accounts receivable	$152.4	$156.8
Allowance for current expected credit losses	(1.8)	(1.8)
Unbilled receivables	3.7	6.5
Taxes receivable	2.9	27.4
Other	5.6	6.5
	$162.9	$195.3
NOTE 6: INVENTORIES
Inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	June 30, 2026	December 31, 2025
Logs, chips and sawdust	$28.4	$28.8
Pulp	10.1	10.1
Paperboard products	108.7	128.6
Materials and supplies	113.7	114.2
	$260.8	$281.7
NOTE 7: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of:

	June 30, 2026	December 31, 2025
Land and land improvements	$67.0	$67.0
Buildings and improvements	237.1	232.8
Machinery and equipment	2,055.4	2,046.1
Construction in progress	38.3	32.0
Property, plant and equipment	2,397.7	2,377.9
Less accumulated depreciation and amortization	(1,419.0)	(1,376.1)
Property, plant and equipment, net	$978.7	$1,001.8

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of:

	June 30, 2026	December 31, 2025
Trade payables	$154.0	$130.9
Accrued compensation	26.6	33.6
Operating lease liabilities	12.0	12.3
Taxes payable	6.3	—
Accrued discounts	5.8	14.8
Other	26.9	23.9
	$231.6	$215.6
Included in "Accounts payable and accrued liabilities" are $13.3 million and $7.4 million related to capital expenditures that had not yet been paid as of June 30, 2026 and December 31, 2025.
We maintain a program with a financial institution to provide our vendors with an option to receive payment earlier than our standard payment terms. As of June 30, 2026 and December 31, 2025, $3.3 million of outstanding obligations under this program were included in "Other" in the table above.
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
For the six months ended June 30, 2026 and 2025, we recognized an income tax benefit of $12.3 million and a provision of $0.1 million on loss from continuing operations. Our effective tax rate for the six months ended June 30, 2026 varied from the U.S. federal statutory tax rate of 21% primarily due to the effects of changes in state taxes, interest received on tax refunds and nondeductible compensation. Our effective tax rate for the six months ended June 30, 2025 varied from the U.S. federal statutory tax rate of 21% primarily due to the effects of state taxes, nondeductible compensation, and a change in the state valuation allowance.
NOTE 10: DEBT
Long-term debt at the balance sheet dates consisted of:

		June 30, 2026			December 31, 2025
	Interest Rate at June 30, 2026	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
2020 Notes, maturing 2028, fixed interest rate	4.75%	$275.0	$(1.1)	$273.9	$275.0	$(1.3)	$273.7
ABL Credit Agreement (revolving loan), maturing 2027, variable interest rate	5.0%	79.0	—	79.0	64.0	—	64.0
Finance leases		8.2	—	8.2	8.4	—	8.4
Total debt		362.2	(1.1)	361.1	347.4	(1.3)	346.1
Less: current portion		(0.6)	—	(0.6)	(0.6)	—	(0.6)
Net long-term portion		$361.6	$(1.1)	$360.5	$346.8	$(1.3)	$345.5
PCA CREDIT AGREEMENT
Our PCA Credit Agreement matures on May 1, 2029, subject to a springing maturity 91 days prior to the maturity of the Company’s 2020 Notes if the outstanding principal of the 2020 Notes plus $50 million at any time during such 91 day period is greater than the sum of our available borrowing liquidity and unrestricted cash. The term revolver commitment under the PCA Credit Agreement is currently $259.3 million and is subject to an annual reduction of 2% of the commitments then in effect. As of June 30, 2026, no balance was outstanding on the term revolver commitment. We may increase term revolver commitments under the PCA Credit Agreement in an aggregate amount of up to $60.0 million, subject to obtaining commitments from any participating lenders and certain other conditions.
We may prepay and reborrow any borrowings under the PCA Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). In addition, we must make mandatory prepayments of principal under the PCA Credit Agreement upon the occurrence of certain asset sales. We may also increase the term revolver commitments under the PCA Credit Agreement in an aggregate amount of up to $60.0 million, subject to obtaining commitments from any participating lenders and certain other conditions
ABL CREDIT AGREEMENT
Our ABL Credit Agreement matures on November 7, 2027. The revolving loan commitment under the ABL Credit Agreement is $375.0 million, subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory. As of June 30, 2026, our eligible receivables and inventory supported up to $197.7 million availability under the line, of which we utilized $82.8 million, consisting of $79.0 million borrowings outstanding and $3.8 million to issue letters of credit. Borrowings under the ABL Credit Agreement are also subject to mandatory prepayment in certain circumstances, including in the event that borrowings exceed applicable borrowing base limits.
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
NOTE 11: OTHER OPERATING CHARGES, NET
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2026 and 2025 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Integration costs	—	0.9	—	4.7
Cost reduction plan	1.3	0.8	2.0	6.1
Union settlement	1.6	—	1.6	—
Loss on sale or impairment associated with assets	—	3.1	—	3.1
Representation and warranty insurance proceeds	(11.4)	—	(23.3)	—
Directors' equity-based compensation expense	0.4	0.9	(0.3)	0.5
Other	0.7	1.5	1.4	4.5
	$(7.5)	$7.1	$(18.7)	$18.9

2026
During the second quarter of 2026, we recorded $7.5 million of income in "Other Operating Charges, Net." The main components include:
•expense of $1.3 million associated with our cost reduction plan;
•expense of $1.6 million associated with union settlement retroactive wage payments incurred for the year ended December 31, 2025;
•proceeds of $11.4 million related to claims made on our representations and warranties insurance policy; and
•expense of $0.4 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
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
2025
During the second quarter of 2025, we recorded $7.1 million of expense in "Other Operating Charges, Net." The main components include:
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

NOTE 12: NON-OPERATING EXPENSE
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2026 and 2025 are reflected in the table below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$(5.0)	$(3.9)	$(9.7)	$(7.3)
Amortization of debt issuance costs	(0.5)	(0.6)	(1.0)	(1.1)
Interest income	0.5	0.5	0.8	1.1
Interest expense, net	(5.1)	(3.9)	(10.0)	(7.3)
Non-operating pension and other postretirement employee benefits	(1.1)	(0.3)	(2.3)	(0.6)
Total non-operating expense	$(6.2)	$(4.2)	$(12.3)	$(7.9)
Additionally, we recognized $0.8 million in interest income on tax refunds received during the quarter ended June 30, 2026 which was recorded within "Income tax provision (benefit)" on our Consolidated Statement of Operations.

NOTE 13: RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
Pension Benefit Plans	2026	2025	2026	2025
Service cost	$0.6	$0.8	$1.3	$1.5
Interest cost	2.8	3.0	5.6	5.9
Expected return on plan assets	(3.0)	(3.3)	(6.0)	(6.7)
Amortization of actuarial loss	0.9	0.2	1.8	0.4
Net periodic cost	$1.3	$0.6	$2.7	$1.2

	Quarter Ended June 30,		Six Months Ended June 30,
Other Postretirement Employee Benefit Plans	2026	2025	2026	2025
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.6	0.6	1.1	1.2
Amortization of actuarial gain	(0.1)	(0.1)	(0.3)	(0.3)
Net periodic cost	$0.5	$0.5	$0.9	$1.0

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service component of net periodic cost is recorded in "Other non-operating expense" on our Consolidated Statements of Operations. For the quarter and six months ended June 30, 2026, we recorded $0.6 million and $1.2 million to "Cost of sales" and $0.1 million and $0.2 million to "Selling, general, and administrative expenses." For the quarter and six months ended June 30, 2025, we recorded $0.7 million and $1.3 million to "Cost of sales" and $0.1 million and $0.3 million to "Selling, general, and administrative expenses."

During the quarter ended June 30, 2026, we contributed $0.5 million to our qualified pension plans, which is included in the "defined benefit pension and other postretirement employee benefits" line on the statement of cash flows. We expect to contribute an additional $2.9 million to fund our pension benefit plans in 2026.
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2024	$(47.8)	$13.4	$(34.5)
Amounts reclassified from accumulated other comprehensive loss	0.3	(0.2)	0.1
Balance at June 30, 2025	$(47.5)	$13.2	$(34.4)

Balance at December 31, 2025	$(44.2)	$13.7	$(30.5)
Amounts reclassified from accumulated other comprehensive loss	1.4	(0.2)	1.2
Balance at June 30, 2026	$(42.9)	$13.5	$(29.3)
NOTE 15: STOCKHOLDERS' EQUITY
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At June 30, 2026, approximately 2.0 million shares were available for future issuance under our current plan.

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total stock-based compensation expense	$1.7	$2.5	$2.4	$3.5
Income tax provision related to stock-based compensation	$0.3	$0.5	$0.3	$0.2
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$—	$—	$0.6	$2.3
As of June 30, 2026, there was $9.9 million of total unrecognized compensation costs related to outstanding restricted stock unit awards.
During the six months ended June 30, 2026, we granted 328,558 restricted stock units (time vesting) at an average grant date fair value of $14.74 per share and 169,753 restricted stock units (performance vesting) at an average grant date fair value of $14.69 per share.
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

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Basic weighted-average common shares outstanding	16,126	16,220	16,090	16,297
Incremental shares due to:
Stock-based awards	—	20	—	—
Diluted weighted-average common shares outstanding	16,126	16,241	16,090	16,297
Shares excluded from the computation of diluted earnings (loss) per share were 0.3 million for the quarter and six months ended June 30, 2026 and 0.3 million and 0.4 million for the quarter and six months ended June 30, 2025 as they were either antidilutive (not in-the-money) or the required performance conditions were not met.
NOTE 17: COST REDUCTION PLAN
During 2025, we announced a plan to reduce our cost structure across operations and selling, general and administrative expenses as we right-size our operations. During 2026, we announced further restructuring actions to reduce personnel at certain manufacturing facilities, incurring additional severance expense of $1.7 million which was recorded in "Other operating charges, net" in the Consolidated Statement of Operations.
Changes in our severance liability (included in accounts payable and accrued liabilities on the consolidated balance sheets) for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$1.7	$—
Employee severance charges	1.7	5.1
Cost paid or otherwise settled	(2.8)	(4.5)
Ending balance	$0.5	$0.5
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
Net sales classified by major product lines and a reconciliation of significant expenses to consolidated income (loss) from continuing operations is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales by product line:
Food service	$173.0	$166.1	$326.7	$317.5
Folding carton	132.5	147.6	257.3	296.0
Sheeting and distribution	37.1	39.9	76.1	78.7
Pulp and other	32.2	38.2	74.9	77.8
Total net sales	$374.8	$391.8	$735.1	$770.0

Input cost (raw materials and energy)	164.9	174.5	332.6	342.9
Labor and overhead	144.0	128.0	265.7	245.1
Supply chain costs (principally freight)	44.1	39.0	83.7	75.3
Selling, general and administrative expenses	19.9	24.4	39.5	52.8
Depreciation and amortization	23.2	23.5	46.6	45.0
Interest expense, net	5.1	3.9	10.0	7.3
Non-significant expenses	3.8	(7.0)	3.6	3.8
Income tax provision (benefit)	(8.6)	1.9	(12.3)	0.1
Income (loss) from continuing operations	$(21.5)	$3.6	$(34.3)	$(2.3)
Non-significant expenses are primarily made up of other operating charges, net and changes in inventory.
NOTE 19: INSURANCE RECOVERY
In connection with the acquisition of a paperboard manufacturing facility and associated business, we obtained representation and warranty insurance, subject to exclusions, a policy limit of $105 million, and certain other terms and conditions, to cover losses resulting from a breach of representations and warranties in the Asset Purchase Agreement made by Graphic Packaging International, LLC, a wholly owned subsidiary of Graphic Packaging Holding Company. We have notified the insurance carriers of alleged breaches of certain representations and warranties contained in the Asset Purchase Agreement. In July and November 2025, we submitted claims to the insurance carriers for losses arising of the alleged breaches. During the quarter and six months ended June 30, 2026, we received total settlement proceeds of $15.0 million and $32.5 million related to these claims, of which $3.6 million and $9.2 million were related to reimbursable costs and recorded within "Cost of sales" and $11.4 million and $23.3 million related to other breaches and recorded within "Other operating charges, net" in our Consolidated Statements of Operations. This recovery is in addition to the recovery of $23.0 million received in the fourth quarter of 2025.

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
NON-GAAP MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose overall and segment earnings from operations before interest expense, net, non-operating pension and other post employment benefit costs, income tax expense (benefit), depreciation and amortization, other operating charges, net, and debt retirement costs as Adjusted EBITDA from continuing operations which is a non-GAAP financial measure. Adjusted EBITDA from continuing operations is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
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

The following table reconciles our Net income (loss) to Adjusted EBITDA from continuing operations for the periods presented.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$(21.5)	$2.7	$(34.3)	$(3.6)
Less: loss from discontinued operations, net of tax	—	(0.9)	—	(1.3)
Income (loss) from continuing operations	(21.5)	3.6	(34.3)	(2.3)
Income tax provision (benefit)	(8.6)	1.9	(12.3)	0.1
Interest expense, net	5.1	3.9	10.0	7.3
Depreciation and amortization	23.2	23.0	46.6	45.0
Other operating charges, net	(7.5)	7.1	(18.7)	18.9
Other non-operating expense	1.1	0.3	2.3	0.6
Adjusted EBITDA from continuing operations	$(8.2)	$39.9	$(6.4)	$69.6
OPERATING RESULTS FROM CONTINUING OPERATIONS

	Quarter Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change
Net sales	$374.8	$391.8	(4)%	$735.1	$770.0	(5)%
Cost of sales	385.2	348.8	10%	746.4	690.3	8%
Selling, general and administrative expenses	21.1	26.1	(19)%	41.7	55.0	(24)%
Other operating charges, net	(7.5)	7.1	nm	(18.7)	18.9	nm
Income (loss) from continuing operations	(23.9)	9.8	nm	$(34.3)	$5.8	nm

Adjusted EBITDA from continuing operations	$(8.2)	$39.9	nm	$(6.4)	$69.6	nm
Adjusted EBITDA margin	(2)%	10%		(1)%	9%
NET SALES
Net sales decreased 4% and 5% for the quarter and six months ended June 30, 2026 compared to the quarter and six months ended June 30, 2025. These decrease primarily resulted from market driven price decreases and changes in our product mix offset by increases in sales volume to existing customers. Additionally, pulp sales declined for the quarter and six months ended June 30, 2026 compared to same periods in 2025 due to the planned major maintenance outage at our Lewiston facility which limited our pulp production capability.

	Quarter Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change
Paperboard shipments (short tons)	328,722	304,713	8%	631,640	594,200	6%
Paperboard sales price (per short ton)	$1,077	$1,182	(9)%	$1,089	$1,185	(8)%

Pulp shipments (short tons)	29,313	38,936	(25)%	70,379	84,167	(16)%
Pulp sales price (per short ton)	$557	$710	(22)%	556	678	(18)%
COST OF SALES
Costs included in our cost of sales include input costs (principally raw materials and energy), labor and overhead and supply chain costs (principally freight and outside warehousing). The table below provides the details of our cost of sales for the quarters and six months ended June 30, 2026 and 2025.

	Quarter Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change
Input cost	$164.9	$174.5	(6)%	332.6	342.9	(3)%
Labor and overhead	144.0	128.0	13%	265.7	245.1	8%
Supply chain costs	44.1	39.0	13%	83.7	75.3	11%
Other	10.2	(14.5)	nm	20.0	(15.8)	nm
Depreciation and amortization	22.0	21.8	1%	44.4	42.8	4%
Cost of sales	$385.2	$348.8	10%	$746.4	$690.3	8%
In 2025, planned major maintenance outage occurred at our Cypress Bend, Arkansas facility in the second quarter, our Lewiston, Idaho facility in the third quarter and our Augusta, Georgia facility in the fourth quarter. We completed the planned major maintenance outage at our Lewiston, Idaho facility in the second quarter of 2026. We anticipate completing the planned major maintenance outage at our Cypress Bend, Arkansas facility in the fourth quarter of 2026. We anticipate completing a reduced scope planned major maintenance outage at our Augusta, Georgia location in the fourth quarter of 2026, followed by an additional reduced scope outage in the first quarter of 2027.
Cost of sales increased 10% for the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 due to the planned major maintenance outage. Input costs decreased due to lower production offset by per unit increases in chemicals. Our labor and overhead increased due to higher maintenance costs associated with the planned major maintenance outage. Supply chain costs increased due to higher volumes and higher freight costs per ton due to inflation. Other costs increased due to inventory reductions in the second quarter of 2026 which was driven by lower production due to the planned major maintenance outage.
Cost of sales increased 8% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Input costs decreased due to lower production related to the planned major maintenance outage in the second quarter of 2026 and the weather event in the first quarter of 2026 offset by per unit increases in chemicals. Our labor and overhead increased due to higher maintenance costs associated with the planned major maintenance outage and the weather event. Supply chain costs increased due to higher sales volumes and higher freight costs per ton due to inflation. Other costs increased due to inventory reductions driven by lower production caused by the planned major maintenance and weather events.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased 19% and 24% for the quarter and six months ended June 30, 2026 primarily as a result of our planned cost reduction efforts.
OTHER OPERATING CHARGES
See Note 11, "Other operating charges," of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
OVERALL INCOME FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA
Operating income from continuing operations decreased for the quarter ended June 30, 2026 as compared to the quarter ended June 30, 2025 due to the planned major maintenance outage at our Lewiston, Idaho facility and lower sales prices, offset by higher sales volumes and insurance recovery. For the quarter ended June 30, 2026, Adjusted EBITDA from continuing operations decreased as compared to the quarter ended June 30, 2025 due to the planned major maintenance outage at our Lewiston, Idaho facility and lower sales prices, offset by higher sales volumes.
Operating income from continuing operations decreased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 due to the planned major maintenance outage at our Lewiston, Idaho facility in the second quarter of 2026 and the weather event in the first quarter of 2026 and lower sales prices, offset by higher sales volumes and insurance recoveries. For the six months ended June 30, 2026, Adjusted EBITDA from continuing operations decreased as compared to the six months ended June 30, 2025 due to the to the planned major maintenance outage at our Lewiston, Idaho facility, the weather event and lower sales prices, offset by higher sales volumes.

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
OUTLOOK
Looking forward to the third quarter of fiscal 2026, we expect operating costs to be lower due to the absence of a planned major maintenance outage offset by expected increases in petroleum based input costs, including chemicals and transportation related costs.
AUGUSTA ACQUISITION - REPRESENTATION AND WARRANTY INSURANCE CLAIM
In connection with our acquisition of our Augusta, Georgia mill from Graphic Packaging International, LLC, a wholly owned subsidiary of Graphic Packaging Holding Company, we obtained representation and warranty insurance, subject to exclusions, a policy limit of $105 million, and certain other terms and conditions, to cover losses resulting from a breach of these representations and warranties. During 2025, we notified the insurance carriers of alleged breaches of certain representations and warranties contained in the Purchase Agreement. During the six months ended June 30, 2026 we received proceeds of $32.5 million, of which $9.2 million was related to reimbursable costs and recorded within "Cost of sales" and $23.3 million related to other breaches and reported within "Other operating charges, net" in our Consolidated Statements of Operations. As of June 30, 2026, we have $25.0 million remaining under our policy limit. Although we believe that our claims are meritorious, no assurance can be given as to whether we will recover additional proceeds related to these claims.

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
Operating Activities
Net cash flows provided by operating activities for the six months ended June 30, 2026 were $69.5 million compared to cash used by operating activities of $26.7 million for the six months ended June 30, 2025. This increase was driven by insurance recoveries of $32.5 million, income tax refunds of $30 million and targeted inventory reductions offset by lower operating performance. Accounts receivable and accounts payable agings as of June 30, 2026 have remained relatively consistent with balances as of December 31, 2025.
Investing Activities
Net cash flows used in investing activities for the six months ended June 30, 2026 were $18.7 million compared to $55.6 million in the same period of the prior year related to capital expenditures. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets were $13.3 million and $15.5 million related to unpaid capital expenditures at June 30, 2026 and 2025.
During 2026, we expect cash paid for capital expenditures to be approximately $65 million to $75 million.
Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $13.9 million. We borrowed $15.0 million under our credit agreements. We used $0.6 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the six months ended June 30, 2025, net cash provided by financing activities was $49.3 million. We borrowed $65.0 million and repaid $18.3 million on our ABL. We used $15.1 million to repurchase stock and $2.3 million in connection with income tax withholding requirements associated with our employee stock-based plans. Additionally, as of June 30, 2025, we had collected $20.1 million in cash related to the transition services agreement which was remitted during the third quarter of 2025.
ABL Credit Agreement
We are party to a Credit Agreement, dated July 26, 2019, with JPMorgan Chase Bank, N.A., as administrative agent and several lenders (which may be amended from time to time, the “ABL Credit Agreement”) that consists of a $375 million revolving loan commitment, subject to borrowing base limitations. The ABL Credit Agreement matures on November 7, 2027. As of June 30, 2026, our eligible receivables and inventory supported up to $197.7 million availability under the ABL Credit Agreement of which we utilized $82.8 million, consisting of $79.0 million borrowings outstanding and $3.8 million under letters of credit. Borrowings under the ABL Credit Agreement are subject to mandatory prepayment in certain circumstances. We may also increase commitments under the ABL Credit Agreement in an aggregate principal amount of up to $100 million, subject to obtaining commitments from any participating lenders and certain other conditions. We may, at our option, prepay and reborrow any borrowings under the ABL Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances).
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
PCA Credit Agreement
We are party to an amended and restated credit agreement dated as of May 1, 2024 with AgWest Farm Credit, PCA, as administrative agent and several lenders (which may be amended from time to time, the “PCA Credit Agreement”) that consists of a term revolver commitment in the amount of $259.3 million and which is subject to an annual reduction of 2% of the commitments then in effect. As of June 30, 2026, we had no borrowings on the term revolver. We may increase term revolver commitments under the PCA Credit Agreement in an aggregate amount of up to $60.0 million, subject to obtaining commitments from any participating lenders and certain other conditions. The PCA Credit Agreement matures on May 1, 2029, subject to a springing maturity beginning on the day that is 91 days prior to the maturity of the Company’s 2020 Notes if the outstanding principal amount of the 2020 Notes plus $50.0 million is at any time during such 91 day period greater than the sum of our available borrowing liquidity and unrestricted cash.
We may prepay and reborrow any borrowings under the PCA Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). In addition, we must make mandatory prepayments of principal under the PCA Credit Agreement upon the occurrence of certain asset sales.
Under the PCA Credit Agreement, loans generally may bear interest based on SOFR or the administrative agent’s fixed rate, as applicable, plus, in each case, an applicable margin of 3.64% per annum. We may receive patronage dividends under the PCA Credit Agreement. Patronage dividends are distributions of profits from banks in the farm credit system. Patronage dividends, which are generally made in cash, are accrued as earned and recorded as a reduction to interest expense.
At June 30, 2026, we were in compliance with the covenants associated with our ABL Credit Agreement and PCA Credit Agreement, and based on our current financial projections, we expect to remain in compliance. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with our credit agreements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant developments with regard to our exposure to market risk for the quarter ended June 30, 2026. For a discussion of certain market risks to which we may be exposed, see Part II, “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.	Controls and Procedures
As of June 30, 2026, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
Our Board of Directors approved a new stock repurchase program on October 31, 2024 authorizing the repurchase of up to $100 million of our common stock. As of June 30, 2026, we had up to $79.5 million of authorized repurchases available.
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
No shares were repurchased during the quarter ended June 30, 2026.

ITEM 5.	Other Information.
Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2026, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference in, this report:

			Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed herewith?	Form	Exhibit No.	Date Filed
3.1	Restated Certificate of Incorporation of Clearwater Paper Corporation		8-K	10.5	May 12, 2026
3.2	Amended and Restated Bylaws of Clearwater Paper Corporation		8-K	10.6	May 12, 2026
10.1*	Clearwater Paper Corporation 2026 Stock Incentive Plan		8-K	10.1	May 12, 2026
10.2*	Clearwater Paper Corporation-Form of Performance Share Agreement, to be used with the Clearwater Paper Corporation 2026 Stock Incentive Plan Agreement		8-K	10.2	May 12, 2026
10.3*	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement (Ratable Vesting), to be used with the Clearwater Paper Corporation 2026 Stock Incentive Plan		8-K	10.3	May 12, 2026
10.4*	Clearwater Paper Corporation-Form of Restricted Stock Unit Agreement (Cliff Vesting), to be used with the Clearwater Paper Corporation 2026 Stock Incentive Plan		8-K	10.4	May 12, 2026
31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

July 28, 2026	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

July 28, 2026	By:	/s/ SHERRI J. BAKER
Sherri J. Baker
Senior Vice President, Chief Financial Officer (Principal Financial Officer)