Form 10-Q
period 2026-09-30
Clearwater Paper Corp
filed 2026-10-26
CIK 1441236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of October 25, 2026 was 16,141,717.

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements as to our expectations for fourth quarter 2026 operating performance, including maintenance-outage timing, energy costs and expected benefits from our fixed-cost-reduction initiatives; the timing of our planned major maintenance outage at our Augusta, Georgia facility in the first quarter of 2027; our cost-reduction and restructuring plan, including the amount and timing of severance and other related charges; our liquidity and capital resources, including our ability to generate cash flows from operations, access borrowing capacity and remain in compliance with financial covenants under our credit agreements; our expected capital expenditures and pension contributions for 2026; our ongoing assessment of potential asset dispositions, reorganizations or impairment charges; our evaluation of macroeconomic factors, including related cost changes in energy, chemicals, pulp and freight; our expectations concerning accounting standards; our expectations with respect to environmental matters, including the PFAS-related litigation involving the Augusta facility and potential insurance recoveries; and our ability to execute our growth, expansion and strategic initiatives and other plans described in this report. Words such as “anticipate,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections that are subject to change. Our actual results of operations may differ materially from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause or contribute to such differences in operating results include those risks discussed in Item 1A “Risk Factors” in our 2025 Form 10-K, as well as the following::
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

Part I: Financial Information

ITEM 1.	Consolidated Financial Statements
CLEARWATER PAPER CORPORATION
Consolidated Balance Sheets (Unaudited)

(In millions, except per-share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35.7	$30.7
Restricted cash for redemption of debt	276.7	—
Receivables, net of allowance for current expected credit losses	162.8	195.3
Inventories, net	249.8	281.7
Other current assets	21.4	18.3
Total current assets	746.4	526.0
Property, plant and equipment	2,407.8	2,377.9
Accumulated depreciation and amortization	(1,439.1)	(1,376.1)
Property, plant and equipment, net	968.7	1,001.8
Other assets, net	61.1	60.4
Total assets	$1,776.2	$1,588.3

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$274.7	$0.6
Accounts payable and accrued liabilities	231.9	215.6
Total current liabilities	506.6	216.2
Long-term debt	292.7	345.5
Liability for pension and other postretirement employee benefits	45.4	49.5
Deferred tax liabilities	54.1	68.2
Other long-term obligations	83.2	83.7
Total liabilities	982.0	763.0

Stockholders' equity:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized shares, no shares issued	—	—
Common stock, par value $0.0001 per share, 100,000,000 authorized shares, 16,567,722 shares issued	—	—
Additional paid-in capital	8.0	8.3
Treasury stock, at cost, 426,005 and 529,385 shares	(11.4)	(14.8)
Retained earnings	826.3	862.3
Accumulated other comprehensive loss, net of tax	(28.8)	(30.5)
Total stockholders' equity	794.2	825.3
Total liabilities and stockholders' equity	$1,776.2	$1,588.3
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per-share data)	2026	2025	2026	2025
Net sales	$384.9	$399.0	$1,120.0	$1,169.0
Costs and expenses:
Cost of sales	363.7	380.3	1,110.1	1,070.6
Selling, general and administrative expenses	20.1	24.7	61.8	79.7
Other operating charges, net	(1.4)	1.5	(20.1)	20.4
Goodwill impairment	—	48.0	—	48.0
Total operating costs and expenses	382.4	454.4	1,151.8	1,218.7
Income (loss) from continuing operations	2.5	(55.4)	(31.8)	(49.6)
Interest expense, net	(4.8)	(4.7)	(14.8)	(12.0)
Early debt extinguishment	(1.1)	—	(1.1)	—
Other non-operating expense	(1.1)	(0.3)	(3.4)	(0.9)
Total non-operating expense	(7.0)	(5.0)	(19.3)	(12.9)
Loss from continuing operations before income taxes	(4.5)	(60.4)	(51.1)	(62.6)
Income tax benefit	(2.9)	(6.5)	(15.2)	(6.3)
Loss from continuing operations	(1.6)	(53.9)	(35.9)	(56.2)
Income (loss) from discontinued operations, net of tax	—	0.6	—	(0.7)
Net loss	$(1.6)	$(53.3)	$(35.9)	$(56.9)

Net loss per common share (basic and diluted):
Loss per share from continuing operations - basic	$(0.10)	$(3.34)	$(2.23)	$(3.47)
Income (loss) per share from discontinued operations - basic	—	0.04	—	(0.04)
Net loss per share - basic and diluted	$(0.10)	$(3.30)	$(2.23)	$(3.51)

Average shares of common stock used to compute net loss per share (in thousands):
Basic and Diluted	16,134	16,142	16,105	16,213
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net loss	$(1.6)	$(53.3)	$(35.9)	$(56.9)
Other comprehensive income:
Defined benefit pension and other postretirement employee benefits:
Amortization of actuarial loss included in net periodic cost, net of tax of $0.2, $—, $0.6 and $—	0.6	—	1.7	0.1
Other comprehensive income, net of tax	0.6	—	1.7	0.1
Comprehensive loss	$(1.0)	$(53.3)	$(34.2)	$(56.8)
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Operating activities
Net loss	$(35.9)	$(56.9)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Goodwill impairment	—	48.0
Depreciation and amortization	69.9	68.7
Equity-based compensation expense	5.0	4.1
Deferred taxes	(14.6)	(7.0)
Defined benefit pension and other postretirement employee benefits	(1.2)	(0.3)
Gain on business divestiture	—	(1.1)
Amortization of deferred debt costs and debt extinguishment	2.5	1.7
Loss on sale or impairment associated with assets	1.9	5.1
Changes in operating assets and liabilities:
Decrease in accounts receivable	24.5	26.8
(Increase) decrease in inventories	30.6	(25.3)
Decrease in other current assets	2.9	9.9
Increase (decrease) in accounts payable and accrued liabilities	16.1	(65.0)
Other, net	(1.5)	(1.4)
Net cash flows provided by operating activities	100.1	7.3
Investing activities
Additions to property, plant and equipment, net [1]	(33.4)	(73.9)
Adjustment to proceeds from business divestiture	—	(12.1)
Net cash flows used in investing activities	(33.4)	(86.0)
Financing activities
Borrowings on long-term debt	305.0	72.0
Repayments of long-term debt	(79.4)	(18.5)
Repurchases of common stock	(0.1)	(17.2)
Payments of debt issuance costs	(2.6)	—
Taxes paid related to net share settlement of equity awards	(0.7)	(2.3)
Other, net	—	(0.5)
Net cash flows provided by financing activities	222.3	33.5
Increase (decrease) in cash, cash equivalents and restricted cash	288.9	(45.2)
Cash, cash equivalents and restricted cash at beginning of period	30.7	79.6
Cash, cash equivalents and restricted cash at end of period	$319.6	$34.4

1 Capital expenditures of $13.5 million and $11.8 million that have not been paid as of September 30, 2026 and 2025 were excluded from the Statements of Cash Flows.
The accompanying notes are an integral part of these consolidated financial statements.

CLEARWATER PAPER CORPORATION
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2024	16,568	$—	$11.5	(123)	$(3.3)	$880.8	$(34.5)	$854.6
Net loss	—	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation expense	—	—	1.4	—	—	—	—	1.4
Issuance of shares under stock plans, net	—	—	(7.9)	191	5.7	—	—	(2.3)
Repurchases of common stock	—	—	—	(380)	(10.9)	—	—	(10.9)
Balance at March 31, 2025	16,568	$—	$5.0	(312)	$(8.5)	$874.5	$(34.5)	$836.6
Net income	—	—	—	—	—	2.7	—	2.7
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Issuance of shares under stock plans, net	—	—	(0.1)	2	—	—	—	—
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.1	0.1
Repurchases of common stock	—	—	—	(148)	(4.2)	—	—	(4.2)
Balance at June 30, 2025	16,568	$—	$6.5	(459)	$(12.7)	$877.3	$(34.4)	$836.8
Net loss	—	—	—	—	—	(53.3)	—	(53.3)
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Issuance of shares under stock plans, net	—	—	—	—	—	—	—	—
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.1	0.1
Repurchases of common stock	—	—	—	(71)	(2.1)	—	—	(2.1)
Balance at September 30, 2025	16,568	$—	$8.2	(529)	$(14.8)	$823.9	$(34.3)	$783.0

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions, except share amounts which are in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2025	16,568	$—	$8.3	(529)	$(14.8)	$862.3	$(30.5)	$825.3
Net loss	—	—	—	—	—	(12.8)	—	(12.8)
Stock-based compensation expense	—	—	1.3	—	—	—	—	1.3
Issuance of shares under stock plans, net	—	—	(3.6)	87	3.0	—	—	(0.5)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.6	0.6
Balance at March 31, 2026	16,568	$—	$6.0	(442)	$(11.8)	$849.4	$(29.9)	$813.8
Net loss	—	—	—	—	—	(21.5)	—	(21.5)
Stock-based compensation expense	—	—	1.3	—	—	—	—	1.3
Issuance of shares under stock plans, net	—	—	(0.1)	2	0.1	—	—	—
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.6	0.6
Repurchases of common stock	—	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2026	16,568	$—	$7.3	(441)	$(11.8)	$828.0	$(29.3)	$794.1
Net loss	—	—	—	—	—	(1.6)	—	(1.6)
Stock-based compensation expense	—	—	1.2	—	—	—	—	1.2
Issuance of shares under stock plans, net	—	—	(0.5)	15	0.4	—	—	(0.1)
Pension and other postretirement employee benefits, net of immaterial tax	—	—	—	—	—	—	0.6	0.6
Balance at September 30, 2026	16,568	$—	$8.0	(426)	$(11.4)	$826.3	$(28.8)	$794.2

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
NOTE 2: RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2026, the Financial Accounting Standards Board (FASB) issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which introduces an accounting model for the recognition, measurement, presentation, and disclosure of environmental credits and related compliance obligations settled by using environmental credits. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our consolidated financial position, results of operations and cash flows.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”) which establishes the accounting for government grants received by business entities, including guidance for (1) a grant related to an asset and (2) a grant related to income. This ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our consolidated financial position, results of operations and cash flows.
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
NOTE 3: DISCONTINUED OPERATIONS
In November 2024, we sold our tissue operations. The results of our tissue operations were classified as discontinued operations in our Consolidated Statements of Operations for all periods presented. For the quarter ended September 30, 2025, we recognized $0.6 million of income from discontinued operations, net of tax. For the nine months ended September 30, 2025, we recognized a loss of $0.7 million from discontinued operations, net of tax. Cash used in operating activities of discontinued operations was $1.4 million.
NOTE 4: SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides supplemental cash flow information for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$17.8	$14.8
Cash paid for income taxes, net of refunds received	$(29.1)	$57.4
The table below reconciles the cash, cash equivalents and restricted cash balances from our consolidated balance sheets to the amounts reported on the consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$35.7	$30.7
Restricted cash for redemption of debt	276.7	—
Restricted cash (included in other current assets)	7.2	—
	$319.6	$30.7
Our restricted cash for redemption of debt consists of cash irrevocably deposited with the indenture trustee to satisfy the redemption of our 2020 Notes including associated accrued unpaid interest through the date of redemption (see Note 11). Additionally, we maintain restricted cash, included in other current assets, in accordance with the terms of our corporate credit card arrangement.
NOTE 5: FAIR VALUE MEASUREMENTS
Carrying amounts reported on the consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The fair value of our debt is included in the following table:

	September 30, 2026	December 31, 2025
2020 Notes, maturing 2028 (to be redeemed in 2026), fixed interest rate	$275.0	$258.2
ABL Credit Agreement (revolving loan), maturing 2027, variable interest rate	—	64.0
Term Loan, maturing 2031, variable interest rate	274.9	—
Revolving Loan, maturing 2031, variable interest rate	15.0	—
	$564.9	$322.2
NOTE 6: RECEIVABLES
Receivables consist of:

	September 30, 2026	December 31, 2025
Trade accounts receivable	$148.8	$156.8
Allowance for current expected credit losses	(1.8)	(1.8)
Unbilled receivables	6.5	6.5
Taxes receivable	4.1	27.4
Other	5.2	6.5
	$162.8	$195.3

NOTE 7: INVENTORIES
Inventories are stated at the lower of net realizable value or current cost using the average cost method and consist of:

	September 30, 2026	December 31, 2025
Logs, chips and sawdust	$26.9	$28.8
Pulp	9.6	10.1
Paperboard products	97.7	128.6
Materials and supplies	115.7	114.2
	$249.8	$281.7
NOTE 8: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of:

	September 30, 2026	December 31, 2025
Land and land improvements	$67.6	$67.0
Buildings and improvements	237.0	232.8
Machinery and equipment	2,063.2	2,046.1
Construction in progress	40.0	32.0
Property, plant and equipment	2,407.8	2,377.9
Less accumulated depreciation and amortization	(1,439.1)	(1,376.1)
Property, plant and equipment, net	$968.7	$1,001.8
NOTE 9: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of:

	September 30, 2026	December 31, 2025
Trade payables	$147.1	$130.9
Accrued compensation	32.0	33.6
Operating lease liabilities	13.4	12.3
Taxes payable	6.0	—
Accrued discounts	7.7	14.8
Other	25.6	23.9
	$231.9	$215.6
Included in "Accounts payable and accrued liabilities" are $13.5 million and $7.4 million related to capital expenditures that had not yet been paid as of September 30, 2026 and December 31, 2025.
We maintain a program with a financial institution to provide our vendors with an option to receive payment earlier than our standard payment terms. As of September 30, 2026 and December 31, 2025, $2.7 million and $3.3 million of outstanding obligations under this program were included in "Other" in the table above.
NOTE 10: INCOME TAXES
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
For the nine months ended September 30, 2026 and 2025, we recognized an income tax benefit of $15.2 million and $6.3 million on loss from continuing operations. Our effective tax rate for the nine months ended September 30, 2026 varied from the U.S. federal statutory tax rate of 21% primarily due to the effects of changes in state taxes, interest received on tax refunds, federal return to provision adjustments and nondeductible compensation. Our effective tax rate for the nine months ended September 30, 2025 varied from the U.S. federal statutory tax rate of 21% primarily due to the effects of state taxes, effects of the tax basis of our goodwill impairment and a change in the state valuation allowance.
NOTE 11: DEBT
Long-term debt at the balance sheet dates consisted of:

		September 30, 2026			December 31, 2025
	Interest Rate at September 30, 2026	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
2020 Notes, maturing 2028 (to be redeemed in 2026), fixed interest rate	4.75%	$275.0	$(1.0)	$274.0	$275.0	$(1.3)	$273.7
ABL Credit Agreement (revolving loan), maturing 2027, variable interest rate	—%	—	—	—	64.0	—	64.0
Term Loan, maturing 2031, variable interest rate	8.25%	275.0	(2.7)	272.3	—	—	—
Revolving Loan, maturing 2031, variable interest rate	8.25%	15.0	(2.0)	13.0	—	—	—
Finance lease		8.1	—	8.1	8.4	—	8.4
Total debt		573.1	(5.7)	567.4	347.4	(1.3)	346.1
Less: current portion		(275.6)	1.0	(274.7)	(0.6)	—	(0.6)
Net long-term portion		$297.5	$(4.7)	$292.7	$346.8	$(1.3)	$345.5
CREDIT AGREEMENT
During the third quarter of 2026, we entered into a Second Amended and Restated Credit Agreement with AgWest Farm Credit, PCA, as administrative agent (the "Agent"), and the lenders party thereto (the “Credit Agreement”). The Credit Agreement amends and restates our Amended and Restated Credit Agreement dated May 1, 2024 with the Agent and the lenders party thereto that included a term revolver facility. The credit facilities provided under the Credit Agreement consist of (i) a revolving loan (Revolving Loan) commitment in the maximum principal amount (subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory) of $200 million, of which $15 million was outstanding as of September 30, 2026 and (ii) a term loan (Term Loan) commitment in the aggregate principal amount of $275 million, which was fully drawn and is outstanding. A portion of the Revolving Loan of up to $10 million is available for the issuance of letters of credit. Upon our delivery of financial statements for the fiscal year ending December 31, 2027, we may increase commitments under the Revolving Loan by an aggregate principal amount of up to $100 million, in accordance with the requirements of the Credit Agreement and subject to obtaining commitments for such increase from participating lenders and certain other conditions.
The Credit Agreement matures and the lending obligations under the Revolving Loan terminate on September 18, 2031. The obligations under the Credit Agreement are secured by liens on substantially all of our personal property assets and, upon satisfaction of certain post-closing conditions, will be secured by all of our material real property assets (including our facilities in Georgia, Arkansas, and Idaho).
We may, at our option, prepay and reborrow any borrowings under the Revolving Loan, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the Revolving Loan are also subject to mandatory prepayment in the event that borrowings exceed applicable borrowing base limits. We may, at our option, prepay any borrowings under the Term Loan, in whole or in part, at any time and from time to time without premium or penalty. We are required to repay the aggregate outstanding principal amount of the borrowings under the Term Loan in annual installments of $5.5 million on December 1 of each year, commencing on December 1, 2027. Furthermore, mandatory prepayments of principal under the Term Loan are required upon the occurrence of certain specified events, including certain asset sales (subject to customary reinvestment rights), receipt of proceeds from settlements of or payments in respect of any property or casualty insurance claim or any condemnation proceeding (subject to customary reinvestment rights), and debt issuances not otherwise permitted under the Credit Agreement. Any remaining outstanding principal balance under the Credit Agreement is repayable on the maturity date.
Loans under the Credit Agreement generally bear interest based on the one-month or three-month term rates for the secured overnight financing rate ("SOFR"), a SOFR monthly variable base rate, or the Agent's fixed rate, as applicable, plus, in each case, an applicable margin between 2.50% per annum and 4.75% per annum based on our consolidated leverage ratio (as defined under and calculated in accordance with the Credit Agreement). We elected one year fixed rate plus applicable margin on the initial draw. We may receive patronage dividends under the Credit Agreement. Patronage dividends represent distributions of profits from banks in the farm credit system and are generally made in cash. Such dividends are accrued as earned and recorded as a reduction to interest expense.
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries that, among other things, restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, making capital expenditures in excess of specified amounts, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments and acquisitions, entering into certain transactions with affiliates or changing the nature of the Company’s business. In addition, the Credit Agreement contains financial covenants which require the Company to maintain (i) a Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter of not less than: (a) through and including the fiscal quarter ending June 30, 2027, 2.65 to 1.00, (b) with respect to the fiscal quarter ending September 30, 2027, 2.75 to 1.00, and (c) for any fiscal quarter ending thereafter, 3.00 to 1.00 and (ii) a “current ratio” of current assets to current liability of not less than 1.75 to 1.00 as of the end of any fiscal quarter. As of September 30, 2026, we were in compliance with all covenants.
ABL CREDIT AGREEMENT
Concurrently with our entry into the Credit Agreement described above, we paid in full and terminated the ABL Credit Agreement. As a result, our obligations under the ABL Credit Agreement have been discharged.
2020 NOTES
Concurrently with our entry into the Credit Agreement described above, we notified the holders of our 2020 Notes of our election to redeem in full the outstanding $275 million aggregate principal amount on October 3, 2026, in accordance with that certain Indenture dated as of August 18, 2020, by and among us, the guarantors party thereto and U.S. Bank National Association, as indenture trustee, governing the 2020 Notes. Using the proceeds from the Credit Agreement, we irrevocably deposited with the indenture trustee sufficient funds to fund the redemption of the 2020 Notes. As a result, our obligations under the 2020 Notes Indenture have been discharged in accordance with its terms and the 2020 Notes were fully redeemed on October 3, 2026 (see Note 21 (Subsequent Event) for further information).

NOTE 12: OTHER OPERATING CHARGES, NET
The major components of “Other operating charges, net” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2026 and 2025 are reflected in the table below and described in the paragraphs following the table. These items are considered outside of our core operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Integration costs	$—	$0.5	$—	$5.2
Cost reduction plan	1.8	—	3.7	6.1
Union settlement	—	—	1.6	—
Loss on sale or impairment associated with assets	1.9	1.9	1.9	5.1
Representation and warranty insurance proceeds	(8.0)	—	(31.3)	—
Directors' equity-based compensation expense	1.4	(1.0)	1.1	(0.5)
Financing fees	1.3	—	1.3	—
Other	0.3	—	1.6	4.5
	$(1.4)	$1.5	$(20.1)	$20.4
During the third quarter of 2026, we recorded $1.4 million of income in "Other Operating Charges, Net." The main components include:
•expense of $1.8 million associated with our cost reduction plan;
•loss of $1.9 million associated with impairment of assets;
•proceeds of $8.0 million related to claims made on our representations and warranties insurance policy;
•expense of $1.4 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price; and
•expense of $1.3 million related to costs incurred in connection with refinancing activities that were not consummated.
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
During the nine months ended September 30, 2026, we recorded $20.1 million of income in "Other operating charges, net." The main components include:
•expense of $3.7 million associated with our cost reduction plan (primarily severance cost);
•expense of $1.6 million associated with union settlement retroactive wage payments incurred for the year ended December 31, 2025;
•loss of $1.9 million associated with impairment of assets;
•proceeds of $31.3 million related to claims made on our representations and warranties insurance policy; and
•expense of $1.1 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.
During the nine months ended September 30, 2025, we recorded $20.4 million of expense in "Other operating charges, net." The main components of the expense include:
•expense of $5.2 million associated with integration activities related to the Augusta operations;
•expense of $6.1 million associated with restructuring and integration activities (primarily professional services);
•loss of $5.1 million associated with impairment of assets; and
•reversal of expense of $0.5 million relating to directors' equity-based compensation which is remeasured each period based upon changes in our stock price.

NOTE 13: NON-OPERATING EXPENSE
The components of “Non-operating expense” in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2026 and 2025 are reflected in the table below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$(5.1)	$(4.5)	$(14.9)	$(11.8)
Amortization of debt issuance costs	(0.4)	(0.6)	(1.5)	(1.7)
Interest income	0.8	0.3	1.5	1.4
Interest expense, net	(4.8)	(4.7)	(14.8)	(12.0)

Early debt extinguishment	(1.1)	—	(1.1)	—
Non-operating pension and other postretirement employee benefits	(1.1)	(0.3)	(3.4)	(0.9)
Total non-operating expense	$(7.0)	$(5.0)	$(19.3)	$(12.9)
During the nine months ended September 30, 2026, we recognized $0.9 million in interest income on tax refunds received which was recorded within "Income tax benefit" on our Consolidated Statement of Operations.
Additionally, we recorded $1.1 million loss on extinguishment of debt associated with the termination of our ABL credit agreement. See Note 11, "Debt," for more information.
NOTE 14: RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
The following table details the components of net periodic cost of our company-sponsored pension and other postretirement employee benefit plans for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
Pension Benefit Plans	2026	2025	2026	2025
Service cost	$0.6	$0.8	$1.9	$2.3
Interest cost	2.8	3.0	8.4	8.9
Expected return on plan assets	(3.0)	(3.3)	(9.0)	(10.0)
Amortization of actuarial loss	0.9	0.2	2.8	0.6
Net periodic cost	$1.3	$0.6	$4.1	$1.7

	Quarter Ended September 30,		Nine Months Ended September 30,
Other Postretirement Employee Benefit Plans	2026	2025	2026	2025
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.6	0.6	1.7	1.9
Amortization of actuarial gain	(0.1)	(0.1)	(0.4)	(0.4)
Net periodic cost	$0.5	$0.5	$1.4	$1.6

We record the service component of net periodic cost as part of "Cost of sales" and "Selling, general, and administrative expenses," while the non-service component of net periodic cost is recorded in "Other non-operating expense" on our Consolidated Statements of Operations. For the quarter and nine months ended September 30, 2026, we recorded $0.6 million and $1.8 million to "Cost of sales" and $0.1 million and $0.3 million to "Selling, general, and administrative expenses." For the quarter and nine months ended September 30, 2025, we recorded $0.6 million and $2.0 million to "Cost of sales" and $0.2 million and $0.4 million to "Selling, general, and administrative expenses."

During the nine months ended September 30, 2026, we contributed $3.2 million to our qualified pension plans, which is included in "defined benefit pension and other postretirement employee benefits" on the statement of cash flows. We expect to contribute an additional $0.2 million to fund our pension benefit plans in 2026.

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of tax, is comprised of the following:

	Pension Plan Adjustments	Other Post Retirement Employee Benefit Plan Adjustments	Total
Balance at December 31, 2024	$(47.8)	$13.4	$(34.5)
Amounts reclassified from accumulated other comprehensive loss	0.4	(0.3)	0.1
Balance at September 30, 2025	$(47.4)	$13.1	$(34.3)

Balance at December 31, 2025	$(44.2)	$13.7	$(30.5)
Amounts reclassified from accumulated other comprehensive loss	2.1	(0.3)	1.7
Balance at September 30, 2026	$(42.2)	$13.4	$(28.8)
NOTE 16: STOCKHOLDERS' EQUITY
Common Stock Plans
We have stock-based compensation plans under which restricted stock awards and stock options are outstanding or granted subject to time or performance vesting requirements. At September 30, 2026, approximately 2.0 million shares were available for future issuance under our current plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total stock-based compensation expense	$2.6	$0.6	$5.0	$4.1
Income tax provision related to stock-based compensation	$0.5	$—	$0.9	$0.2
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$0.1	$—	$0.7	$2.3
As of September 30, 2026, there was $8.1 million of total unrecognized compensation costs related to outstanding restricted stock unit awards.
During the nine months ended September 30, 2026, we granted 328,558 restricted stock units (time vesting) at an average grant date fair value of $14.74 per share and 169,753 restricted stock units (performance vesting) at an average grant date fair value of $14.69 per share.
NOTE 17: EARNINGS (LOSS) PER SHARE
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
Shares excluded from the computation of diluted earnings (loss) per share were 0.4 million for the quarter and nine months ended September 30, 2026 and 0.3 million for the quarter and nine months ended September 30, 2025 as they were either antidilutive (not in-the-money) or the required performance conditions were not met.
NOTE 18: COST REDUCTION PLAN
During 2025, we announced a plan to reduce our cost structure across operations and selling, general and administrative expenses as we right-size our operations. During 2026, we announced further restructuring actions to reduce personnel at certain manufacturing facilities, incurring additional severance expense of $3.4 million which was recorded in "Other operating charges, net" in the Consolidated Statements of Operations.

Changes in our severance liability (included in accounts payable and accrued liabilities on the consolidated balance sheets) for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$1.7	$—
Employee severance charges	3.4	5.0
Cost paid or otherwise settled	(4.2)	(4.6)
Ending balance	$0.9	$0.4
NOTE 19: SEGMENT DISCLOSURE
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
Net sales classified by major product lines and a reconciliation of significant expenses to consolidated income (loss) from continuing operations is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales by product line:
Food service	$162.6	$182.0	$489.4	$499.3
Folding carton	143.5	143.0	400.9	438.9
Sheeting and distribution	38.0	37.9	114.1	116.5
Pulp and other	40.7	36.1	115.7	114.4
Total net sales	$384.9	$399.0	$1,120.0	$1,169.0

Input cost (raw materials and energy)	171.6	173.5	504.2	518.5
Labor and overhead	114.7	142.1	380.4	387.2
Supply chain costs (principally freight)	46.1	40.6	129.8	116.0
Selling, general and administrative expenses	18.9	23.7	58.4	76.6
Goodwill impairment charge	—	48.0	—	48.0
Depreciation and amortization	23.3	23.8	69.9	68.7
Interest expense, net	4.8	4.7	14.8	12.0
Non-significant expenses	10.0	3.0	13.6	4.6
Income tax benefit	(2.9)	(6.5)	(15.2)	(6.3)
Loss from continuing operations	$(1.6)	$(53.9)	$(35.9)	$(56.2)
Non-significant expenses are primarily made up of other operating charges, net and changes in inventory.
NOTE 20: INSURANCE RECOVERY
In connection with the acquisition of a paperboard manufacturing facility and associated business, we obtained representation and warranty insurance, subject to exclusions, a policy limit of $105 million, and certain other terms and conditions, to cover losses resulting from a breach of representations and warranties in the Asset Purchase Agreement made by Graphic Packaging International, LLC, a wholly owned subsidiary of Graphic Packaging Holding Company. We have notified the insurance carriers of alleged breaches of certain representations and warranties contained in the Asset Purchase Agreement. In July and November 2025, we

submitted claims to the insurance carriers for losses arising from the alleged breaches. During the quarter and nine months ended September 30, 2026, we received total settlement proceeds of $17.5 million and $50.0 million related to these claims, of which $9.5 million and $18.7 million were related to reimbursable costs and recorded within "Cost of sales" and $8.0 million and $31.3 million related to other breaches and recorded within "Other operating charges, net" in our Consolidated Statements of Operations. This recovery is in addition to the recovery of $23.0 million received in the fourth quarter of 2025.
NOTE 21: SUBSEQUENT EVENT
On October 3, 2026, we completed the previously announced redemption of the outstanding 4.75% 2020 Notes at the redemption price of 100% plus accrued and unpaid interest to, but excluding, the redemption date. This resulted in our releasing $276.7 million held as restricted cash for redemption of long-term debt. We will record $1.0 million in loss on early debt extinguishment associated with this redemption related to deferred debt costs on the Notes during the fourth quarter.

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
NON-GAAP MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose overall earnings from operations before interest expense, net, non-operating pension and other postretirement benefit costs, income tax expense (benefit), depreciation and amortization, other operating charges, net, and debt retirement costs as Adjusted EBITDA from continuing operations which is a non-GAAP financial measure. Adjusted EBITDA from continuing operations is not a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
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

The following table reconciles our Net loss to Adjusted EBITDA from continuing operations for the periods presented.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net loss	$(1.6)	$(53.3)	$(35.9)	$(56.9)
Less: income (loss) from discontinued operations, net of tax	—	0.6	—	(0.7)
Loss from continuing operations	(1.6)	(53.9)	(35.9)	(56.2)
Income tax benefit	(2.9)	(6.5)	(15.2)	(6.3)
Interest expense, net	4.8	4.7	14.8	12.0
Goodwill impairment	—	48.0	—	48.0
Depreciation and amortization	23.3	23.8	69.9	68.7
Other operating charges, net	(1.4)	1.5	(20.1)	20.4
Early debt extinguishment	1.1	—	1.1	—
Other non-operating expense	1.1	0.3	3.4	0.9
Adjusted EBITDA from continuing operations	$24.4	$17.8	$18.0	$87.4
OPERATING RESULTS FROM CONTINUING OPERATIONS

	Quarter Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change
Net sales	$384.9	$399.0	(4)%	$1,120.0	$1,169.0	(4)%
Cost of sales	363.7	380.3	(4)%	1,110.1	1,070.6	4%
Selling, general and administrative expenses	20.1	24.7	(19)%	61.8	79.7	(23)%
Other operating charges, net	(1.4)	1.5	(198)%	(20.1)	20.4	(199)%
Goodwill impairment	—	48.0	nm	—	48.0	nm
Income (loss) from continuing operations	2.5	(55.4)	nm	(31.8)	(49.6)	nm

Adjusted EBITDA from continuing operations	$24.4	$17.8	37%	$18.0	$87.4	(79)%
Adjusted EBITDA margin	6.3%	4.5%		1.6%	7.5%
NET SALES
Net sales decreased 4% for the quarter and nine months ended September 30, 2026 compared to the quarter and nine months ended September 30, 2025. These decreases primarily resulted from market driven price decreases. For the quarter ended September 30, 2026 as compared to the same period in the prior year, we saw a slight decline in sales volume due to production upsets at our Augusta facility. For the nine months ended September 30, 2026 compared to the same period in 2025, we saw an increase in sales volume associated with sales to existing customers. Additionally, pulp sales increased for the quarter ended September 30, 2026 compared to the same period in 2025 due to the timing of the planned major maintenance outage at our Lewiston facility which limited our pulp production capability. Pulp sales prices declined for the quarter and nine months ended September 30, 2026 due to market driven price decreases.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change
Paperboard shipments (short tons)	322,265	324,198	(1)%	953,906	918,399	4%
Paperboard sales price (per short ton)	$1,111	$1,160	(4)%	$1,096	$1,176	(7)%

Pulp shipments (short tons)	39,334	29,033	35%	109,713	113,200	(3)%
Pulp sales price (per short ton)	$573	$651	(12)%	$564	$671	(16)%
COST OF SALES
Costs included in our cost of sales include input costs (principally raw materials and energy), labor and overhead and supply chain costs (principally freight and outside warehousing). The table below provides the details of our cost of sales for the quarters and nine months ended September 30, 2026 and 2025.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change
Input cost	$171.6	$173.5	(1)%	504.2	518.5	(3)%
Labor and overhead	114.7	142.1	(19)%	380.4	387.2	(2)%
Supply chain costs	46.1	40.6	14%	129.8	116.0	12%
Other	9.2	1.2	638%	29.2	(16.7)	nm
Depreciation and amortization	22.2	22.8	(3)%	66.6	65.6	2%
Cost of sales	$363.7	$380.3	(4)%	$1,110.1	$1,070.6	4%
In 2025, planned major maintenance outage occurred at our Cypress Bend, Arkansas facility in the second quarter, our Lewiston, Idaho facility in the third quarter and our Augusta, Georgia facility in the fourth quarter. We completed the planned major maintenance outage at our Lewiston, Idaho facility in the second quarter of 2026. We anticipate completing the planned major maintenance outage at our Cypress Bend, Arkansas facility in the fourth quarter of 2026. We anticipate completing our planned major maintenance outage at our Augusta, Georgia location in the first quarter of 2027.
Cost of sales decreased 4% for the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 due to the timing of the planned major maintenance outage. During the later portion of the third quarter of 2026, we experienced operational disruptions at our Augusta facility which were largely offset by a portion of our RWI settlements. Input costs decreased slightly due to lower production and lower energy costs offset by increases in chemicals. Our labor and overhead decreased due to the absence of a planned major maintenance outage and cost reimbursements associated with operational disruption at our Augusta facility. Supply chain costs increased due to higher freight costs per ton due to inflation. Other costs increased due to inventory reductions driven by lower production at our Augusta facility.
Cost of sales increased 4% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Input costs decreased due to the weather event in the first quarter of 2026 and operational upsets at our Augusta facility which reduced production offset by per unit increases in chemicals and other petroleum based products due to inflation. Our labor and overhead decreased due to restructuring completed in 2026 and cost reimbursements associated with operational upsets at our Augusta facility. Supply chain costs increased due to higher sales volumes and higher freight costs per ton due to inflation. Other costs increased due to inventory reductions driven by lower production caused by the weather events and operational upsets at our Augusta facility.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased 19% and 23% for the quarter and nine months ended September 30, 2026 primarily as a result of our planned cost reduction efforts and lower incentive pay due to financial performance.
OTHER OPERATING CHARGES
See Note 12, "Other operating charges," of the Notes to the Consolidated Financial Statements included in Item 1 of this report for additional information.
OVERALL INCOME FROM CONTINUING OPERATIONS AND ADJUSTED EBITDA
Operating income from continuing operations increased for the quarter ended September 30, 2026 as compared to the quarter ended September 30, 2025 due to timing of the planned major maintenance outage at our Lewiston, Idaho facility, absence of goodwill impairment that occurred in the third quarter of 2025 and insurance recoveries offset by lower sales prices. For the quarter ended September 30, 2026, Adjusted EBITDA from continuing operations increased as compared to the quarter ended September 30, 2025 due to the timing of our planned major maintenance outage at our Lewiston, Idaho facility offset by lower sales prices.
Operating income from continuing operations decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 due to the weather event in the first quarter of 2026 and lower sales prices, offset by higher sales volumes, absence of goodwill impairment and insurance recoveries. For the nine months ended September 30, 2026, Adjusted EBITDA from continuing operations decreased as compared to the nine months ended September 30, 2025 due to the weather event and lower sales prices, offset by higher sales volumes.
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
OUTLOOK
Looking forward to the fourth quarter of fiscal 2026, we expect seasonally lower shipments with higher sales prices due to market driven price increases and lower production as a result of continued operational disruption at Augusta in the early fourth quarter. We expect our operating cost to be lower due to lower major maintenance at our Cypress Bend facility versus our Augusta outage which occurred in the fourth quarter of 2025. These reduced costs are expected to be partially offset by expected increases in petroleum based input costs, including chemicals and transportation related costs.
AUGUSTA ACQUISITION - REPRESENTATION AND WARRANTY INSURANCE CLAIM
In connection with our acquisition of our Augusta, Georgia mill from Graphic Packaging International, LLC, a wholly owned subsidiary of Graphic Packaging Holding Company, we obtained representation and warranty insurance, subject to exclusions, a policy limit of $105 million, and certain other terms and conditions, to cover losses resulting from a breach of these representations and warranties. During 2025, we notified the insurance carriers of alleged breaches of certain representations and warranties contained in the Purchase Agreement. During the nine months ended September 30, 2026 we received proceeds of $50.0 million, which represents the final payments under the policy, of which $18.7 million was related to reimbursable costs and recorded within "Cost of sales" and $31.3 million related to other breaches and reported within "Other operating charges, net" in our Consolidated Statements of Operations. The total recovery under this policy was $73 million, including the recovery of $23.0 million received in the fourth quarter of 2025.

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
Operating Activities
Net cash flows provided by operating activities for the nine months ended September 30, 2026 were $100.1 million compared to cash provided by operating activities of $7.3 million for the nine months ended September 30, 2025. This increase was driven by insurance recoveries of $50.0 million, income tax refunds of $29 million and targeted inventory reductions offset by lower operating performance. Additionally, we used $3.9 million of cash to collateralize outstanding letters of credit previously issued under our ABL Credit Agreement. Accounts receivable and accounts payable agings as of September 30, 2026 have remained relatively consistent with balances as of December 31, 2025.
Investing Activities
Net cash flows used in investing activities for the nine months ended September 30, 2026 were $33.4 million compared to $86.0 million in the same period of the prior year related to capital expenditures. Included in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets were $13.5 million and $11.8 million related to unpaid capital expenditures at September 30, 2026 and 2025.
During 2026, we expect cash paid for capital expenditures to be approximately $55 million to $60 million.
Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $222.3 million. We borrowed $305.0 million under our credit agreements and repaid $79.4 million under our ABL Credit agreement. We used $0.7 million in connection with income tax withholding requirements associated with our employee stock-based compensation plans and paid $2.6 million in debt issuance costs associated with the entry into our Credit Agreement and related refinancing transactions.
During the third quarter ended September 30, 2026, we irrevocably deposited $276.7 million with the indenture trustee for the redemption of our 4.75% 2020 Notes in the fourth quarter of 2026. This cash is shown as restricted cash for redemption of long-term debt on our Consolidated Balance Sheet as of September 30, 2026.
During the nine months ended September 30, 2025, net cash provided by financing activities was $33.5 million. We borrowed $72.0 million and repaid $18.0 million under our ABL Credit Agreement. We used $17.2 million to repurchase stock and $2.3 million in connection with income tax withholding requirements associated with our employee stock-based plans.
Credit Agreements
During the third quarter of 2026, we entered into a Second Amended and Restated Credit Agreement with AgWest Farm Credit, PCA, as administrative agent (the "Agent"), and the lenders party thereto (the Credit Agreement). The Credit Agreement amends and restates our Amended and Restated Credit Agreement dated May 1, 2024 with the Agent and the lenders party thereto that included a term revolver facility. The credit facilities provided under the Credit Agreement consist of (i) a revolving loan (Revolving Loan) commitment in the maximum principal amount (subject to borrowing base limitations based on a percentage of applicable eligible receivables and eligible inventory) of $200 million, of which $15 million was outstanding as of September 30, 2026 and (ii) a term loan (Term Loan) commitment in the aggregate principal amount of $275 million, which was fully drawn and is outstanding. A portion of the Revolving Loan of up to $10 million is available for the issuance of letters of credit. Upon our delivery of financial statements for the fiscal year ending December 31, 2027, we may increase commitments under the Revolving Loan by an aggregate principal amount of up to $100 million, in accordance with the requirements of the

Credit Agreement and subject to obtaining commitments for such increase from participating lenders and certain other conditions.
The Credit Agreement matures and the lending obligations under the Revolving Loan terminate on September 18, 2031. The obligations under the Credit Agreement are secured by liens on substantially all of our personal property assets and, upon satisfaction of certain post-closing conditions, will be secured by all of our material real property assets (including our facilities in Georgia, Arkansas, and Idaho).
We may, at our option, prepay and reborrow any borrowings under the Revolving Loan, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the Revolving Loan are also subject to mandatory prepayment in the event that borrowings exceed applicable borrowing base limits. We may, at our option, prepay any borrowings under the Term Loan, in whole or in part, at any time and from time to time without premium or penalty. We are required to repay the aggregate outstanding principal amount of the borrowings under the Term Loan in annual installments of $5.5 million on December 1 of each year, commencing on December 1, 2027. Furthermore, mandatory prepayments of principal under the Term Loan are required upon the occurrence of certain specified events, including certain asset sales (subject to customary reinvestment rights), receipt of proceeds from settlements of or payments in respect of any property or casualty insurance claim or any condemnation proceeding (subject to customary reinvestment rights), and debt issuances not otherwise permitted under the Credit Agreement. Any remaining outstanding principal balance under the Credit Agreement is repayable on the maturity date.
Loans under the Credit Agreement generally bear interest based on the one-month or three-month term rates for the secured overnight financing rate ("SOFR"), a SOFR monthly variable base rate, or the Agent's fixed rate, as applicable, plus, in each case, an applicable margin between 2.50% per annum and 4.75% per annum based on our consolidated leverage ratio (as defined under and calculated in accordance with the Credit Agreement). We elected one year fixed rate plus applicable margin on the initial draw. We may receive patronage dividends under the Credit Agreement. Patronage dividends represent distributions of profits from banks in the farm credit system and are generally made in cash. Such dividends are accrued as earned and recorded as a reduction to interest expense.
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries that, among other things, restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, making capital expenditures in excess of specified amounts, dispositions of assets, repurchase or redemption of capital stock and certain types of indebtedness, making certain investments and acquisitions, entering into certain transactions with affiliates or changing the nature of the Company’s business. In addition, the Credit Agreement contains financial covenants which require the Company to maintain (i) a Debt Service Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter of not less than: (a) through and including the fiscal quarter ending June 30, 2027, 2.65 to 1.00, (b) with respect to the fiscal quarter ending September 30, 2027, 2.75 to 1.00, and (c) for any fiscal quarter ending thereafter, 3.00 to 1.00 and (ii) a “current ratio” of current assets to current liability of not less than 1.75 to 1.00 as of the end of any fiscal quarter.
At September 30, 2026, we were in compliance with the covenants in our Credit Agreement. However, if our financial position, results of operations or market conditions deteriorate, we may not be able to remain in compliance. There can be no assurance that we will be able to remain in compliance with the Credit Agreement.
ABL Credit Agreement
Concurrently with our entry into the Credit Agreement described above, we paid in full and terminated the ABL Credit Agreement. As a result, our obligations under the ABL Credit Agreement have been discharged.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant developments with regard to our exposure to market risk for the quarter ended September 30, 2026. For a discussion of certain market risks to which we may be exposed, see Part II, “Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.	Controls and Procedures
As of September 30, 2026, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have carried out, with the participation of our Disclosure Committee and management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
Our Board of Directors approved a new stock repurchase program on October 31, 2024 authorizing the repurchase of up to $100 million of our common stock. As of September 30, 2026, we had up to $79.5 million of authorized repurchases available.
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
No shares were repurchased during the quarter ended September 30, 2026.

ITEM 5.	Other Information.
Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated a Rule 10b5-1 arrangement or non-Rule 10b5-1 trading arrangement, as each is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
EXHIBIT	EXHIBIT DESCRIPTION	Filed herewith?	Form	Exhibit No.	Date Filed
10.1	Second Amended and Restated Credit Agreement, dated September 18, 2026, by and among Clearwater Paper Corporation, AgWest Farm Credit, PCA, as administrative agent, and the lenders party thereto.		8-K	10.1	September 21, 2026
31*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350.	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWATER PAPER CORPORATION
(Registrant)

October 26, 2026	By:	/s/ ARSEN S. KITCH
Arsen S. Kitch
President, Chief Executive Officer and Director (Principal Executive Officer)

October 26, 2026	By:	/s/ SHERRI J. BAKER
Sherri J. Baker
Senior Vice President, Chief Financial Officer (Principal Financial Officer)